Form 10-Q
period 2012-03-31
EverBank Financial Corp
filed 2012-05-30
CIK 1502749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

EverBank Financial Corp

(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, Florida		32202
(Address of principal executive offices)		(Zip Code)

904-281-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 15, 2012, there were 116,317,343 shares of common stock outstanding.

EverBank Financial Corp

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EverBank Financial Corp and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$29,142	$31,441

Interest-bearing deposits in banks	355,581	263,540

Total cash and cash equivalents	384,723	294,981

Investment securities:
Available for sale, at fair value	1,937,748	1,903,922
Held to maturity (fair value of $194,867 and $194,350 as of March 31, 2012 and December 31, 2011, respectively)	190,642	189,518

Other investments	99,915	98,392

Total investment securities	2,228,305	2,191,832

Loans held for sale (includes $672,651 and $777,280 carried at fair value as of March 31, 2012 and December 31, 2011, respectively)	2,530,966	2,725,286

Loans and leases held for investment:
Covered by loss share or indemnification agreements	788,129	841,146

Not covered by loss share or indemnification agreements	6,535,058	5,678,135

Loans and leases held for investment, net of unearned income	7,323,187	6,519,281

Allowance for loan and lease losses	(78,254)	(77,765)

Total loans and leases held for investment, net	7,244,933	6,441,516

Equipment under operating leases, net	67,899	56,399
Mortgage servicing rights (MSR), net	462,420	489,496
Deferred income taxes, net	143,218	151,634
Premises and equipment, net	45,744	43,738
Other assets	666,613	646,796

Total Assets	$13,774,821	$13,041,678

Liabilities
Deposits
Noninterest-bearing	$1,367,592	$1,234,615

Interest-bearing	9,185,368	9,031,148

Total deposits	10,552,960	10,265,763

Other borrowings	1,706,298	1,257,879
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	417,124	446,621

Total Liabilities	12,780,132	12,074,013

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Series A 6% Cumulative Convertible Preferred Stock, $0.01 par value (1,000,000 shares authorized; 0 and 186,744 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	-	2
Series B 4% Cumulative Convertible Preferred Stock, $0.01 par value (liquidation preference of $1,000 per share; 1,000,000 shares authorized inclusive of Series A Preferred Stock; 136,544 issued and outstanding at March 31, 2012 and December 31, 2011)	1	1
Common Stock, $0.01 par value (150,000,000 shares authorized; 77,994,699 and 75,094,375 issued and outstanding at March 31, 2012 and December 31, 2011 respectively)	780	751
Additional paid-in capital	562,327	561,247
Retained earnings	520,777	513,413
Accumulated other comprehensive loss	(89,196)	(107,749)

Total Shareholders’ Equity	994,689	967,665

Total Liabilities and Shareholders’ Equity	$13,774,821	$13,041,678

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest Income
Interest and fees on loans and leases	$124,778	$122,993
Interest and dividends on investment securities	20,549	26,244
Other interest income	104	842

Total interest income	145,431	150,079

Interest Expense
Deposits	20,974	26,190
Other borrowings	8,834	10,196

Total interest expense	29,808	36,386

Net Interest Income	115,623	113,693

Provision for Loan and Lease Losses	11,355	18,030

Net Interest Income after Provision for Loan and Lease Losses	104,268	95,663

Noninterest Income
Loan servicing fee income	45,556	48,876
Amortization and impairment of mortgage servicing rights	(44,483)	(22,788)

Net loan servicing income	1,073	26,088

Gain on sale of loans	48,177	13,477
Loan production revenue	7,437	6,407
Deposit fee income	6,239	5,160
Other lease income	8,663	6,732
Other	1,604	7,988

Total noninterest income	73,193	65,852

Noninterest Expense
Salaries, commissions and other employee benefits expense	66,590	57,373
Equipment expense	15,948	10,760
Occupancy expense	5,349	4,540
General and administrative expense	70,934	72,566

Total noninterest expense	158,821	145,239

Income before Income Taxes	18,640	16,276

Provision for Income Taxes	6,794	6,860

Net Income	$11,846	$9,416

Less: Net Income Allocated to Participating Preferred Stock	(5,879)	(2,407)

Net Income Allocated to Common Shareholders	$5,967	$7,009

Net Earnings per Common Share, Basic	$0.08	$0.09

Net Earnings per Common Share, Diluted	$0.08	$0.09

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

Net Income	$11,846	$9,416

Unrealized Holding Gains (Losses) on Debt Securities
Reclassification of unrealized gains to earnings	-	(2,739)
Unrealized gains (losses) due to changes in fair value	21,286	(10,172)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	-	502
Tax effect	(8,029)	4,552

Change in unrealized holding gains (losses) on debt securities	13,257	(7,857)

Changes in Interest Rate Swaps for the Period:
Net unrealized gains due to changes in fair value	6,628	4,887
Reclassification of unrealized losses to earnings	1,710	2,029
Tax effect	(3,042)	(2,410)

Changes in interest rate swaps	5,296	4,506

Total Other Comprehensive Income (Loss)	18,553	(3,351)

Total Comprehensive Income	$30,399	$6,065

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665

Net income	-	-	-	11,846	-	11,846
Total other comprehensive income	-	-	-	-	18,553	18,553
Conversion of Series A Preferred Stock	(2)	28	(26)	-	-	-
Issuance of common stock	-	1	57	-	-	58
Repurchase of common stock	-	-	(360)	-	-	(360)
Share-based grants (including income tax benefits)	-	-	1,409	-	-	1,409
Dividends paid on Series A Preferred Stock	-	-	-	(4,482)	-	(4,482)

Balance, March 31, 2012	$1	$780	$562,327	$520,777	$(89,196)	$994,689

Balance, January 1, 2011	$3	$747	$556,001	$461,503	$(5,056)	$1,013,198

Net income	-	-	-	9,416	-	9,416
Total other comprehensive loss	-	-	-	-	(3,351)	(3,351)
Issuance of common stock	-	1	64	-	-	65
Repurchase of common stock	-	-	(267)	-	-	(267)
Share-based grants (including income tax benefits)	-	-	1,579	-	-	1,579
Dividends paid on Series A Preferred Stock	-	-	-	(56)	-	(56)
Paid-in-kind dividends on Series B Preferred Stock	-	-	592	(592)	-	-

Balance, March 31, 2011	$3	$748	$557,969	$470,271	$(8,407)	$1,020,584

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$11,846	$9,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on investments	2,582	1,113
Depreciation and amortization of tangible and intangible assets	8,804	4,458
Amortization of loss on settlement of interest rate swaps	1,710	2,029
Amortization and impairment of mortgage servicing rights	44,483	22,788
Deferred income taxes	(2,654)	11,808
Provision for loan and lease losses	11,355	18,030
Loss on other real estate owned	2,731	6,768
Share-based compensation expense	1,282	1,579
Payments for settlement of forward interest rate swaps	(3,552)	(1,281)
Other operating activities	(2,632)	2,725
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	79,718	595,662
Other assets	51,567	39,972
Accounts payable and accrued liabilities	(14,641)	(7,665)

Net cash provided by operating activities	192,599	707,402
Investing Activities:
Investment securities available for sale:
Purchases	(138,186)	(850,784)
Proceeds from sales	-	60,961
Proceeds from prepayments and maturities	123,477	162,292
Investment securities held to maturity:
Purchases	(7,965)	-
Proceeds from prepayments and maturities	6,705	-
Purchases of other investments	(1,547)	(10,219)
Decrease (increase) in loans held for investment, net of discount accretion, premium amortization and principal repayments	(830,144)	(544,163)
Purchases of premises and equipment, including equipment under operating leases	(20,659)	(8,998)
Proceeds related to sale or settlement of real estate owned	9,024	16,437
Proceeds from insured foreclosure claims	28,037	55,694
Other investing activities	(1,463)	(524)

Net cash provided by (used in) investing activities	(832,721)	(1,119,304)
Financing Activities:
Net increase (decrease) in nonmaturity deposits	190,742	(29,536)
Net increase in time deposits	95,036	31,971
Increase (decrease) in short-term Federal Home Loan Bank (FHLB) advances	35,000	(100,000)
Proceeds from long-term FHLB advances	500,000	6,158
Repayments of long-term FHLB advances, including early extinguishment	(86,200)	(10,004)
Other financing activities	(4,714)	(5,878)

Net cash provided by (used in) financing activities	729,864	(107,289)

Net Increase (Decrease) in Cash and Cash Equivalents	89,742	(519,191)
Cash and Cash Equivalents
Beginning of period	294,981	1,169,221

End of period	$384,723	$650,030

Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims from loans held for investment	$13,906	$62,704
Loans transferred to foreclosure claims from loans held for sale	68,591	5,746

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation

a) Organization — EverBank Financial Corp (the Company) is a thrift holding company with one direct subsidiary, EverBank (EB). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. In addition, its direct banking services are offered nationwide. EB operates 14 financial centers in Florida. EB (a) accepts deposits from the general public; (b) originates, purchases, services and sells residential real estate mortgage loans; (c) originates, services, and sells commercial real estate loans; (d) originates consumer, home equity, and commercial loans and leases; and (e) offers full-service securities brokerage and investment advisory services.

EB’s subsidiaries are:

—	AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;

—	Tygris Commercial Finance Group (TCFG);

—	EverInsurance, Inc.;

—	Elite Lender Services, Inc.; and

—	EverBank Wealth Management (EWM).

On January 31, 2012, as part of a tax-free reorganization, the assets, liabilities and business activities of EWM were transferred to EB.

b) Reincorporation — In September 2010, EverBank Financial Corp, a Florida corporation, or EverBank Florida, formed EverBank Financial Corp, a Delaware corporation, or EverBank Delaware. Subsequent to its formation, EverBank Delaware held no assets and had no subsidiaries having never engaged in any business or other activities except in connection with its formation. In May 2012, EverBank Delaware completed an initial public offering with its common stock listed on the New York Stock Exchange LLC (NYSE) under the symbol “EVER”. Immediately preceding the consummation of that offering, EverBank Florida merged with and into EverBank Delaware, with EverBank Delaware continuing as the surviving corporation and succeeding to all of the assets, liabilities and business of EverBank Florida. The merger resulted in the following:

—	All of the outstanding shares of common stock of EverBank Florida were converted into approximately 77,994,699 shares of EverBank Delaware common stock;

—	All of the outstanding shares of Series B Preferred Stock were converted into 15,964,644 shares of EverBank Delaware common stock;

—	The reincorporation of EverBank Florida in Delaware results in the Company now being governed by the laws of the State of Delaware.

Reincorporation of EverBank Florida in Delaware did not result in any change of the business, management, fiscal year, assets, liabilities or location of the principal facilities of the Company.

c) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures as of and for the year ended December 31, 2011, which are included in the Company’s registration statement on Form S-1 for the years ended December 31, 2011, 2010 and 2009.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

GAAP requires management to make estimates that affect the reported amounts and disclosures of contingencies in the consolidated financial statements. Estimates by their nature are based on judgment and available information. Material estimates relate to the Company’s allowance for loan and lease losses, loans and leases acquired with evidence of credit deterioration, repurchase obligations, lease residuals, contingent liabilities, and the fair values of investment securities, loans held for sale, MSR, share-based compensation and derivative instruments. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.

2.  Recent Accounting Pronouncements and Updates to Significant Accounting Policies

Recent Accounting Pronouncements

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements — In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the first quarter of 2012 and should be applied prospectively. Adoption of this standard resulted in additional disclosures as presented in Note 12 but did not have any impact on the Company’s results of operations.

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 is effective for the first quarter of 2012 and should be applied retrospectively. Adoption of this standard resulted in the presentation of Condensed Consolidated Statements of Comprehensive Income separate from the statement of shareholders’ equity but did not have any impact on the Company’s results of operations. In December 2011, the FASB issued ASU 2011-12,Comprehensive Income (Topic 220)- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU will not have any impact on the Company’s consolidated financial statements or results of operations since it reinstates the presentation requirements before ASU 2011-05 was issued.

Updates to Significant Accounting Policies

There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the Company’s registration statement on Form S-1.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

3.  Investment Securities

The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of March 31, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount

March 31, 2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$80	$7	$-	$87	$87
Residential CMO securities - nonagency	1,931,621	22,276	24,103	1,929,794	1,929,794
Residential mortgage-backed securities (MBS) - agency	291	17	-	308	308
Asset-backed securities (ABS)	10,556	-	3,211	7,345	7,345
Equity securities	77	137	-	214	214

	1,942,625	22,437	27,314	1,937,748	1,937,748

Held to maturity:
Residential CMO securities - agency	151,919	5,275	-	157,194	151,919
Residential MBS - agency	28,263	1,427	67	29,623	28,263
Corporate securities	10,460	-	2,410	8,050	10,460

	190,642	6,702	2,477	194,867	190,642

	$2,133,267	$29,139	$29,791	$2,132,615	$2,128,390

December 31, 2011
Available for sale:
Residential CMO securities - agency	$96	$8	$-	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS agency	317	21	-	338	338
Asset-backed securities (ABS)	10,573	-	3,096	7,477	7,477
Equity securities	77	108	-	185	185

	1,930,109	17,746	43,933	1,903,922	1,903,922

Held to maturity:
Residential CMO securities - agency	159,882	6,029	78	165,833	159,882
Residential MBS - agency	19,132	1,464	-	20,596	19,132
Corporate securities	10,504	-	2,583	7,921	10,504

	189,518	7,493	2,661	194,350	189,518

	$2,119,627	$25,239	$46,594	$2,098,272	$2,093,440

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

At March 31, 2012 and December 31, 2011, investment securities with a carrying value of $515,483 and $543,705, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

For the three months ended March 31, 2012, there were neither gross gains nor gross losses realized on available for sale investments. For the three months ended March 31, 2011, gross gains of $2,739 and zero losses were realized on available for sale investments in other noninterest income. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 are as follows:

							Other-Than- Temporary Impairment
	Less Than 12 Months		12 Months or Greater		Total		(OTTI)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Realized Losses

March 31, 2012
Debt securities:
Residential CMO securities - nonagency	$526,918	$9,054	$266,131	$15,049	$793,049	$24,103	$-
Residential MBS - agency	10,333	67	-	-	10,333	67	-
Asset-backed securities	-	-	7,345	3,211	7,345	3,211	-
Corporate securities	-	-	8,050	2,410	8,050	2,410	-

Total debt securities	$537,251	$9,121	$281,526	$20,670	$818,777	$29,791	$-

December 31, 2011
Debt securities:
Residential CMO securities - nonagency	$573,928	$16,646	$226,507	$24,191	$800,435	$40,837	$-
Residential CMO securities - agency	6,224	78	-	-	6,224	78	-
Asset-backed securities	-	-	7,477	3,096	7,477	3,096	-
Corporate securities	-	-	2,404	2,583	2,404	2,583	685

Total debt securities	$580,152	$16,724	$236,388	$29,870	$816,540	$46,594	$685

The Company had unrealized losses at March 31, 2012 and December 31, 2011 on residential CMO securities, MBS, ABS and corporate securities. These unrealized losses are primarily attributable to market conditions. Based on the nature of impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.

At March 31, 2012, the Company had 68 debt securities in an unrealized loss position. A total of 34 were in an unrealized loss position for less than 12 months. These 34 consisted of 32 nonagency residential CMO securities and 2 agency residential MBS. Of these, 57% in amortized cost attained credit ratings of A or better. The remaining 34 debt securities were in an unrealized loss position for 12 months or longer. These 34 securities consisted of three ABS, one corporate security and 30 nonagency residential CMO securities. Of these debt securities in an unrealized loss position, 24% in amortized cost had credit ratings of A or better.

At December 31, 2011, the Company had 71 debt securities in an unrealized loss position. A total of 42 were in an unrealized loss position for less than 12 months, all of which were residential CMO

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

securities. Of these, 84% in amortized cost had credit ratings of A or better. The remaining 29 debt securities were in an unrealized loss position for 12 months or longer. These 29 securities consisted of three ABS, one corporate security and 25 nonagency residential CMO securities. Of these 25 nonagency securities, 68% in amortized cost had credit ratings of A or better.

In assessing whether these securities were impaired, the Company performed cash flow analyses that projected prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference would be recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in accumulated other comprehensive income (AOCI). The Company recognized credit-related OTTI losses of $0 and $685 in other noninterest income for the three months ended March 31, 2012 and 2011, respectively, primarily due to a continued decline in the collateral value of a corporate security.

There were no OTTI losses recognized on AFS and HTM securities during the three months ended March 31, 2012.

Information regarding impairment related to credit loss recognized on securities in other noninterest income and impairment related to all other factors recognized in AOCI for the three months ended March 31, 2011 is as follows:

Debt securities:	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment

Balance, January 1, 2011	$3,354	$502	$3,856
Additional charges on securities for which OTTI was previously recognized	685	(499)	186
Reduction for securities on which a reduction in value was taken against earnings (1)	(4,039)	-	(4,039)
Accretion of impairment related to all other factors	-	(3)	(3)

Balance, March 31, 2011	$-	$-	$-

(1)	The value for these securities for which impairment is related to credit loss were written to a zero value during 2011 reflecting that the Company does not anticipate the ability to collect cash flows on these investments at any point in the future. This reduction in value was taken through earnings and thus, is reflected in the rollforward as a reduction of the credit loss balance to zero.

During the three months ended March 31, 2012 and 2011, interest and dividend income on investment securities is comprised of the following:

	Three Months Ended March 31,
	2012	2011
Interest income on available for sale securities	$18,871	$25,628
Interest income on held to maturity securities	1,400	372
Other interest and dividend income	278	244

	$20,549	$26,244

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

All interest income recognized by the Company during the three months ended March 31, 2012 and 2011 is taxable.

4.  Loans Held for Sale

Loans held for sale as of March 31, 2012 and December 31, 2011, consist of the following:

	March 31,	December 31,
	2012	2011

Residential mortgages	$2,530,966	$2,709,825
Commercial and commercial real estate	-	15,461

	$2,530,966	$2,725,286

The Company sells loans to various financial institutions, government agencies, government-sponsored enterprises, and individual investors. Currently, the Company sells a concentration of loans to government-sponsored entities. The Company does not originate, acquire or sell subprime mortgage loans.

The Company securitizes a portion of its residential mortgage loan originations through government agencies. The following is a summary of cash flows between the Company and the agencies for securitized loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Proceeds received from new securitizations	$1,920,970	$1,429,121
Net fees paid to agencies	11,752	11,170
Servicing fees collected	755	683
Repurchased loans	1,471	847

During the three months ended March 31, 2012, the Company transferred $154,340 of conforming residential mortgages to Ginnie Mae (GNMA) in exchange for mortgage-backed securities, which the Company may sell in the market to third party investors for cash. As of March 31, 2012, the Company retained all of the securities backed by the transferred loans and maintained effective control over the transferred assets. Accordingly, the Company has not recorded the transfers as sales. The transferred assets are recorded in the condensed consolidated balance sheet as loans held for sale.

During the three months ended March 31, 2012, the Company sold $4,919 of loans previously described as loans held for investment that were transferred to loans held for sale in 2011 and recognized a gain of $329, which is recorded as gain on sale of loans.

On March 31, 2012, the Company transferred $14,946 in commercial real estate loans held for sale to loans held for investment at lower of cost or market as the Company has the intent to hold these loans for the foreseeable future.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

5.  Loans and Leases Held for Investment, Net

Loans and leases held for investment as of March 31, 2012 and December 31, 2011 are comprised of the following:

	March 31, 2012	December 31, 2011

Residential mortgages	$5,277,707	$4,556,841
Commercial and commercial real estate	1,237,376	1,165,384
Lease financing receivables	605,763	588,501
Home equity lines	195,178	200,112
Consumer and credit card	7,163	8,443

Total loans and leases, net of discounts	7,323,187	6,519,281
Allowance for loan and lease losses	(78,254)	(77,765)

Total loans and leases, net	$7,244,933	$6,441,516

As of March 31, 2012 and December 31, 2011, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	March 31, 2012	December 31, 2011

Net purchase loan and lease discounts	$203,100	$237,170
Net deferred loan and lease origination costs	20,202	19,057

Loans and Leases Acquired with Evidence of Credit Deterioration — At acquisition, the Company estimates the fair value of acquired loans and leases by segregating the portfolio into pools with similar risk characteristics. Fair value estimates for acquired loans and leases require estimates of the amounts and timing of expected future principal, interest and other cash flows. For each pool, the Company uses certain loan and lease information, including outstanding principal balance, probability of default and the estimated loss in the event of default to estimate the expected future cash flows for each loan and lease pool.

Information pertaining to the acquired portfolio of loans and leases with evidence of credit deterioration as of March 31, 2012 and December 31, 2011 is as follows:

	Bank of Florida	Other Acquired Loans	Total
March 31, 2012
Carrying value, net of allowance	$590,674	$498,882	$1,089,556
Outstanding unpaid principal balance or contractual net investment	653,410	519,997	1,173,407
Allowance for loan and lease losses, beginning of period	11,638	4,351	15,989
Allowance for loan and lease losses, end of period	15,081	4,548	19,629

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Bank of Florida	TCFG	Other Acquired Loans	Total
December 31, 2011
Carrying value, net of allowance	$621,116	$-	$522,071	$1,143,187
Outstanding unpaid principal balance or contractual net investment	685,967	-	543,240	1,229,207
Allowance for loan and lease losses, beginning of period	6,189	97	3,695	9,981
Allowance for loan and lease losses, end of year	11,638	-	4,351	15,989

The following is a summary of the accretable yield activity for the loans and leases acquired with evidence of credit deterioration during the three months ended March 31, 2012 and 2011:

	Bank of Florida	TCFG	Other Acquired Loans	Total

Balance, January 1, 2012	$141,750	$-	$65,973	$207,723
Accretion	(9,679)	-	(6,308)	(15,987)
Reclassifications (from) to accretable yield	(11,923)	-	8,463	(3,460)

Balance, March 31, 2012	$120,148	$-	$68,128	$188,276

Balance, January 1, 2011	$198,633	$9,745	$44,603	$252,981
Accretion	(12,510)	(1,666)	(2,927)	(17,103)
Reclassifications (from) to accretable yield	(1,333)	974	289	(70)

Balance, March 31, 2011	$184,790	$9,053	$41,965	$235,808

The Company recorded $3,640 and $824 in provision for loan and lease losses for the three months ended March 31, 2012 and 2011, respectively, as a result of a decrease in expected cash flows on acquired loans with evidence of credit deterioration.

Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value, exclusive of the loss share agreements with the FDIC and the indemnification agreement with former shareholders of TCFG. All loans acquired through the loss share agreement with the FDIC and all loans and leases acquired in the purchase of TCFG are considered covered during the applicable indemnification period.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of March 31, 2012 and December 31, 2011:

	Bank of Florida	TCFG	Total
March 31, 2012
Residential mortgages	$74,104	$-	$74,104
Commercial and commercial real estate	546,358	-	546,358
Lease financing receivables	-	147,125	147,125
Home equity lines	18,424	-	18,424
Consumer and credit card	2,118	-	2,118

Total recorded investment of covered loans and leases	$641,004	$147,125	$788,129

December 31, 2011
Residential mortgages	$74,580	$-	$74,580
Commercial and commercial real estate	569,014	-	569,014
Lease financing receivables	-	176,125	176,125
Home equity lines	19,082	-	19,082
Consumer and credit card	2,345	-	2,345

Total recorded investment of covered loans and leases	$665,021	$176,125	$841,146

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

6.  Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31, 2012
		Commercial			Consumer
		and	Lease	Home	and
	Residential	Commercial	Financing	Equity	Credit
	Mortgages	Real Estate	Receivables	Lines	Card	Total

Balance, beginning of period	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	3,836	5,308	723	1,493	(5)	11,355
Charge-offs	(6,694)	(2,294)	(1,181)	(1,108)	(11)	(11,288)
Recoveries	143	168	36	61	14	422

Balance, end of period	$40,739	$31,391	$3,344	$2,632	$148	$78,254

	Three Months Ended March 31, 2011
		Commercial			Consumer
		and	Lease	Home	and
	Residential	Commercial	Financing	Equity	Credit
	Mortgages	Real Estate	Receivables	Lines	Card	Total

Balance, beginning of period	$46,584	$33,490	$2,454	$10,907	$254	$93,689
Change in estimate	10,154	(682)	(802)	(6,323)	(440)	1,907
Provision for loan and lease losses	9,770	3,231	1,570	1,217	335	16,123
Charge-offs	(9,238)	(9,088)	(2,096)	(2,172)	(2)	(22,596)
Recoveries	5	522	8	1	-	536

Balance, end of period	$57,275	$27,473	$1,134	$3,630	$147	$89,659

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of March 31, 2012 and December 31, 2011:

	Allowance for Loan and Lease Losses
			Loans and Leases
	Individually	Collectively	Acquired with
	Evaluated for	Evaluated for	Deteriorated
	Impairment	Impairment	Credit Quality	Total
March 31, 2012
Residential mortgages	$7,702	$27,377	$5,660	$40,739
Commercial and commercial real estate	5,445	11,977	13,969	31,391
Lease financing receivables	-	3,344	-	3,344
Home equity lines	-	2,632	-	2,632
Consumer and credit card	-	148	-	148

	$13,147	$45,478	$19,629	$78,254

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Loans and Leases Held for Investment at Recorded Investment

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases Acquired with Deteriorated Credit Quality	Total

March 31, 2012
Residential mortgages	$92,684	$4,595,525	$589,498	$5,277,707
Commercial and commercial real estate	127,204	590,485	519,687	1,237,376
Lease financing receivables	-	605,763	-	605,763
Home equity lines	-	195,178	-	195,178
Consumer and credit card	-	7,163	-	7,163

	$219,888	$5,994,114	$1,109,185	$7,323,187

	Allowance for Loan and Lease Losses

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases Acquired with Deteriorated Credit Quality	Total

December 31, 2011
Residential mortgages	$7,436	$30,554	$5,464	$43,454
Commercial and commercial real estate	6,021	11,663	10,525	28,209
Lease financing receivables	-	3,766	-	3,766
Home equity lines	-	2,186	-	2,186
Consumer and credit card	-	150	-	150

	$13,457	$48,319	$15,989	$77,765

	Loans and Leases Held for Investment at Recorded Investment

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases Acquired with Deteriorated Credit Quality	Total

December 31, 2011
Residential mortgages	$90,927	$3,852,119	$613,795	$4,556,841
Commercial and commercial real estate	142,360	477,643	545,381	1,165,384
Lease financing receivables	-	588,501	-	588,501
Home equity lines	-	200,112	-	200,112
Consumer and credit card	-	8,443	-	8,443

	$233,287	$5,126,818	$1,159,176	$6,519,281

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the quarterly credit quality of all other loan types based on performing status.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following tables present the recorded investment for loans and leases by credit quality indicator as of March 31, 2012 and December 31, 2011:

	Performing	Non- performing	Total
March 31, 2012
Residential mortgages:
Residential	$4,412,462	$71,485	$4,483,947
Government insured pool buyouts	632,329	161,431	793,760
Lease financing receivables	603,901	1,862	605,763
Home equity lines	191,408	3,770	195,178
Consumer and credit card	6,590	573	7,163

	$5,846,690	$239,121	$6,085,811

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial and commercial real estate:
Commercial	$197,324	$187	$13,170	$4,589	$215,270
Commercial real estate	635,513	97,516	289,077	-	1,022,106

	$832,837	$97,703	$302,247	$4,589	$1,237,376

	Performing	Non- performing	Total
December 31, 2011
Residential mortgages:
Residential	$3,655,884	$71,658	$3,727,542
Government insured pool buyouts	649,391	179,908	829,299
Lease financing receivables	586,116	2,385	588,501
Home equity lines	195,861	4,251	200,112
Consumer and credit card	8,024	419	8,443

	$5,095,276	$258,621	$5,353,897

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Pass	Special Mention	Substandard	Doubtful		Total
December 31, 2011
Commercial and commercial real estate:
Commercial	$151,473	$1,527	$18,279	$	4,136	$175,415
Commercial real estate	639,883	78,385	270,656		1,045	989,969

	$791,356	$79,912	$288,935	$	5,181	$1,165,384

The following tables present an aging analysis of the recorded investment for loans and leases by class as of March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Held for Investment Excluding ASC 310-30
March 31, 2012
Residential mortgages:
Residential	$15,812	$5,187	$71,485	$92,484	$4,255,959	$4,348,443
Government insured pool buyouts	20,277	12,976	161,431	194,684	145,081	339,765
Commercial and commercial real estate:
Commercial	75	90	4,512	4,677	184,345	189,022
Commercial real estate	5,436	950	45,718	52,104	476,564	528,668
Lease financing receivables	2,026	1,362	979	4,367	601,396	605,763
Home equity lines	2,568	533	3,770	6,871	188,307	195,178
Consumer and credit card	191	94	243	528	6,635	7,163

	$46,385	$21,192	$288,138	$355,715	$5,858,287	$6,214,002

December 31, 2011
Residential mortgages:
Residential	$16,966	$12,673	$71,658	$101,297	$3,487,525	$3,588,822
Government insured pool buyouts	23,396	17,909	179,908	221,213	133,011	354,224
Commercial and commercial real estate:
Commercial	-	32	10,751	10,783	137,216	147,999
Commercial real estate	2,117	4,450	48,611	55,178	416,826	472,004
Lease financing receivables	3,394	971	962	5,327	583,174	588,501
Home equity lines	1,953	498	4,251	6,702	193,410	200,112
Consumer and credit card	106	50	233	389	8,054	8,443

	$47,932	$36,583	$316,374	$400,889	$4,959,216	$5,360,105

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.

The following tables present the recorded investment and the related allowance for impaired loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$68,278	$7,702	$74,189	$7,436
Commercial and commercial real estate:
Commercial	3,032	432	4,697	779
Commercial real estate	33,626	5,013	37,189	5,242

	$104,936	$13,147	$116,075	$13,457

	March 31, 2012		December 31, 2011

	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
Without a related allowance recorded:
Residential mortgages:
Residential	$24,406	$-	$16,738	$-
Commercial and commercial real estate:
Commercial	5,826	-	9,814	-
Commercial real estate	84,720	-	90,661	-

	$114,952	$-	$117,213	$-

The following table presents the average investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012		March 31, 2011

	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$91,806	$660	$75,605	$523
Commercial and commercial real estate:
Commercial	11,685	23	1,344	11
Commercial real estate	123,098	558	171,892	346

	$226,589	$1,241	$248,841	$880

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Greater than		Greater than
		90 Days		90 Days
	Nonaccrual	Past Due	Nonaccrual	Past Due
	Status	and Accruing	Status	and Accruing
Residential mortgages:
Residential	$71,485	$-	$71,658	$-
Government insured pool buyouts	-	161,431	-	179,908
Commercial and commercial real estate:
Commercial	7,107	-	12,294	-
Commercial real estate	82,478	-	86,772	-
Lease financing receivables	1,862	-	2,385	-
Home equity lines	3,770	-	4,251	-
Consumer and credit card	573	-	419	-

	$167,275	$161,431	$177,779	$179,908

Troubled Debt Restructurings — Modifications considered to be TDRs are individually evaluated for credit loss based on a discounted cash flow model using the loan’s effective interest rate at the time of origination. The discounted cash flow model used in this evaluation is adjusted to reflect the modified loan’s elevated probability of future default based on the Company’s historical redefault rate. These loans are classified as nonaccrual and have been included in the Company’s impaired loan disclosures in the tables above. A loan is considered to redefault when it is 30 days past due. Once a modified loan demonstrates a consistent period of performance under the modified terms, generally six months, the Company returns the loan to an accrual classification. If, however, a modified loan defaults under the terms of the modified agreement, the Company measures the allowance for loan and lease losses based on the fair value of collateral less cost to sell.

The following is a summary of information relating to modifications considered to be TDRs for the three months ended March 31, 2012:

	Three Months Ended
	March 31, 2012
		Pre-	Post-
		modification	modification
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgages:
Residential	16	$6,014	$6,021
Commercial and commercial real estate:
Commercial	3	3,035	3,035
Commercial real estate	6	8,241	8,241

	25	$17,290	$17,297

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest only periods.

The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31, 2012
	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	8	$2,222
Commercial and commercial real estate:
Commercial	3	1,802
Commercial real estate	1	98

	12	$4,122

The recorded investment of TDRs as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
Loan Type:
Residential mortgages	$92,684	$90,927
Commercial and commercial real estate	51,067	61,481

	$143,751	$152,408

Accrual Status:
Current	$88,379	$85,905
30-89 days past-due accruing	4,423	6,723
90+ days past-due accruing	-	-
Nonaccrual	50,949	59,780

	$143,751	$152,408

TDRs classified as impaired loans	$143,751	$152,408

Valuation allowance on TDRs	9,016	9,743

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

7.  Servicing Activities and Mortgage Servicing Rights

A summary of MSR activities for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$489,496	$573,196
Originated servicing rights capitalized upon sale of loans	18,529	19,616
Amortization	(29,339)	(22,788)
Impairment	(15,144)	-
Other	(1,122)	(1,379)

Balance, end of period	$462,420	$568,645

Valuation Allowance:
Balance, beginning of period	$39,455
Impairment	15,144

Balance, end of period	$54,599

For loans securitized and sold for the three months ended March 31, 2012 with servicing retained, management used the following assumptions to determine the fair value of MSR at the date of securitization:

	March 31, 2012

Average discount rates	8.60%	-	9.14%
Expected prepayment speeds	10.13%	-	14.62%
Weighted average life in years	5.46	-	6.70

At March 31, 2012 and December 31, 2011, the Company estimated the fair value of its capitalized MSR to be approximately $462,427 and $494,547, respectively. The unpaid principal balance below includes $5,367,000 and $5,248,000 at March 31, 2012 and December 31, 2011, respectively, for loans with no related MSR basis.

The characteristics used in estimating the fair value of the loan servicing portfolio at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Unpaid principal balance	$51,896,000	$53,066,000
Gross weighted-average coupon	4.95%	4.98%
Weighted-average servicing fee	0.31%	0.31%
Estimated prepayment speed	16.07%	12.74%

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted average of certain key assumptions as of March 31, 2012 and December 31, 2011 is presented below.

	March 31, 2012	December 31, 2011

Prepayment Rate

10% adverse rate change	$25,917	$26,955

20% adverse rate change	49,957	51,872

Discount Rate

10% adverse rate change	17,499	18,306

20% adverse rate change	33,750	35,336

In the previous table, the effect of a variation in a specific assumption on the fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s mortgage servicing rights usually is not linear. The effect of changing one key assumption will likely result in the change of another key assumption which could impact the sensitivities.

Components of loan servicing fee income for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
	2012	2011
Contractually specified service fees, net	$35,385	$38,050
Other ancillary fees	9,619	10,327
Other	552	499

	$45,556	$48,876

8.  Shareholders’ Equity

Initial Public Offering — On May 8, 2012, the Company completed the issuance and sale of 22,103,000 shares of its common stock, par value of $0.01 per share (the Common Stock), in its initial public offering of Common Stock (the Offering), including 2,883,000 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company, at a price to the public of $10.00 per share. The shares were offered pursuant to the Company’s Registration Statement on Form S-1. The Company received net proceeds of approximately $198,700 from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses.

Preferred Stock — On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Cumulative Convertible Preferred Stock (Series A Preferred Stock), which was paid on March 1, 2012. As a result of the special cash dividend, all shares of Series A Preferred Stock were converted into 2,801,160 shares of Common Stock.

Immediately prior to the completion of the Offering, the 136,544 shares of outstanding Series B 4% Cumulative Convertible Preferred Stock automatically converted into 15,964,644 shares of Common Stock.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Common Stock — At March 31, 2012, there were 150,000,000 shares of Common Stock authorized, and 77,994,699 shares issued and outstanding. Following the Offering, there were 500,000,000 shares authorized and 116,317,343 shares issued and outstanding.

9.  Income Taxes

For the three months ended March 31, 2012, the Company’s effective income tax rate of 36.4% differs from the statutory federal income tax rate primarily due to state income taxes. For the three months ending March 31, 2011, the Company’s effective income tax rate of 42.1% differs from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.

10.  Earnings Per Share

The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. Because the Company’s Series A and Series B Cumulative Convertible Preferred Stock meet the definition of participating securities, this guidance requires the use of the Two-Class Method to calculate basic and diluted earnings per share. The Two-Class Method allocates earnings between common and participating shares. In calculating basic earnings per common share, only the portion of earnings allocated to common shares is used in the numerator. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net income	$11,846	$9,416
Less distributed and undistributed net income allocated to participating preferred stock	(5,879)	(2,407)

Net income allocated to common shareholders	$5,967	$7,009

(Units in Thousands)
Average common shares outstanding	76,129	74,735
Common share equivalents:
Stock options	1,917	2,497
Nonvested stock	278	389

Average common shares outstanding, assuming dilution	78,324	77,621

Net income per common share, basic	$0.08	$0.09

Net income per common share, assuming dilution	$0.08	$0.09

On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A Preferred Stock, which was paid on March 1, 2012, in order to induce conversion to shares of Common Stock. The Company has included the special cash dividend as distributed net income attributable to participating preferred stock. In addition, the Company included the Series A Preferred Stock as a participating security through the date of conversion and upon conversion, the Company included the shares in common shares outstanding.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Stock Options	5,882,160	2,906,190

11.  Derivative Financial Instruments

The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 12. The total notional or contractual amounts and fair values as of March 31, 2012 and December 31, 2011 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
March 31, 2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges (risk management hedges):
Forward interest rate swaps	$1,103,000	$-	$123,717

Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives (economic hedges):
Interest rate lock commitments	1,258,192	4,902	1,117
Forward sales commitments	1,518,476	8,027	2,108
Optional forward sales commitments	269	-	1
Interest rate swaps	18,000	-	932
Foreign exchange contracts	1,070,566	8,479	8,749
Equity, foreign currency, commodity and metals indexed options	218,890	23,717	-
Options embedded in customer deposits	216,677	-	23,532
Indemnification asset	422,469	8,814	-

Total freestanding derivatives		53,939	36,439

Total derivatives		$53,939	$160,156

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2011
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges (risk management hedges):
Forward interest rate swaps	$1,153,000	$-	$133,897

Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives (economic hedges):
Interest rate lock commitments	828,866	8,059	126
Forward sales commitments	1,278,899	1,140	13,340
Interest rate swaps	18,000	-	831
Foreign exchange contracts	1,114,838	9,494	16,293
Equity, foreign currency, commodity and metals indexed options	220,465	20,460	-
Options embedded in customer deposits	218,514	-	20,192
Indemnification assets	482,094	8,540	-

Total freestanding derivatives		47,693	50,782

Total derivatives		$47,693	$184,679

Cash Flow Hedges

Activity for derivatives in cash flow hedge relationships for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Gains (losses), net of tax, recognized in AOCI (effective portion)	$6,482	$(3,951)
Reclassifications to interest expense (effective portion)	(1,710)	(2,029)
Pretax losses recognized in interest expense (ineffective portion)	(65)	-

All changes in the value of the derivatives were included in the assessment of hedge effectiveness.

As of March 31, 2012, AOCI included $13,561 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for all forecasted transactions of fixed-rate debt for a maximum of eight years.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Freestanding Derivatives

The following table shows the net losses recognized for the three months ended March 31, 2012 and 2011 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended March 31,
	2012	2011

Freestanding derivatives (economic hedges)
Gains (losses) on interest rate contracts	$(11,830)	$2,899
Gains (losses) on indemnification assets	273	(8,680)
Other	446	-

	$(11,111)	$(5,781)

Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.

Credit Risk Contingent Features

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on March 31, 2012 and December 31, 2011 was $124,771 and $153,337, respectively, for which the Company posted $127,548 and $170,656, respectively, in collateral in the normal course of business.

Counterparty Credit Risk

The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty, and cash collateral received. The Company minimizes this risk through credit approvals, limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company does not offset derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2012 and December 31, 2011, the Company held $8,670 and $3,560, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

12.  Fair Value Measurements

Asset and liability fair value measurements have been categorized based upon the fair value hierarchy described below:

Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets

Level 2 – Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets to liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques

Recurring Fair Value Measurements

As of March 31, 2012 and December 31, 2011, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2012
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$-	$87	$-	$87
Residential CMO securities - nonagency	-	1,929,794	-	1,929,794
Residential MBS - agency	-	308	-	308
Asset-backed securities	-	7,345	-	7,345
Equity securities	214	-	-	214

	214	1,937,534	-	1,937,748

Loans held for sale	-	672,651	-	672,651

Financial liabilities:
FDIC clawback liability	-	-	43,694	43,694

Derivative financial instruments:
Cash flow hedges (Note 11)	-	(123,717)	-	(123,717)
Freestanding derivatives (Note 11)	(270)	8,956	8,814	17,500

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2011
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$-	$104	$-	$104
Residential CMO securities - nonagency	-	1,895,818	-	1,895,818
Residential MBS - agency	-	338	-	338
Asset-backed securities	-	7,477	-	7,477
Equity securities	185	-	-	185

	185	1,903,737	-	1,903,922

Loans held for sale	-	761,818	15,462	777,280

Financial liabilities:
FDIC clawback liability	-	-	43,317	43,317

Derivative financial instruments:
Cash flow hedges (Note 11)	-	(133,897)	-	(133,897)
Freestanding derivatives (Note 11)	(6,799)	(4,830)	8,540	(3,089)

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three months ended March 31, 2012 and 2011 are as follows:

	Loans Held for Sale (1)	Clawback Liability (2)	Freestanding Derivatives (3)
Balance, January 1, 2012	$15,462	$(43,317)	$8,539
Settlements	(623)	-	-
Transfers out of Level 3	(14,946)	-	-
Total gains (losses) for the period:
Included in earnings	107	(377)	275

Balance, March 31, 2012	$-	$(43,694)	$8,814

Change in unrealized net gains (losses) included in net income related to assets still held as of March 31, 2012	$107	$(377)	$275

Balance, January 1, 2011	$15,136	$(39,311)	$8,950
Purchases	-	-	1,375
Issues	-	-	(1,376)
Settlements	(77)	-	3
Total gains (losses) for the period:
Included in earnings	(10)	(317)	(8,731)

Balance, March 31, 2011	$15,049	$(39,628)	$221

Change in unrealized net gains (losses) included in net income related to assets still held as of March 31, 2011	$(10)	$(317)	$(8,481)

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.
(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.
(3)	With the exception of changes in the indemnification assets and net realized and unrealized gains (losses) on freestanding derivatives are included in other noninterest income. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the Company reports the transfer at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

FDIC clawback liability	$43,694	Discounted cash flow	Servicing cost	$6,126 - $13,834 (1)

Indemnification asset	$8,814	Discounted cash flow	Reinstatement rate	5.87% - 67.30% (2)
			Loss duration	8-48 months (2)
			Loss severity	2.01% - 10.99% (2)

(1)	The range represents the sum of the highest and lowest servicing cost values for all tranches that we use in our valuation process. The servicing cost represents 1% of projected unpaid principal balance (UPB) of the underlying loans.
(2)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

The significant unobservable input used in the fair value measurement of the FDIC clawback liability is the servicing cost. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement. The Company estimates the fair value of the FDIC clawback liability using a discounted cash flow model. The Company enters observable and unobservable inputs into the model to arrive at fair value. Changes in the estimate are primarily driven by changes in the interpolated discount rate (an observable input) and changes in servicing cost as a result of changes in projected UPB. The assumptions are reviewed and updated on a quarterly basis by management.

The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans, while the loss severity is estimated through the spread between the note and debenture rate of the government insured loans as well as advanced costs that are not reimbursable, which is then extrapolated over the expected duration. The Company’s portfolio management is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Loans Held for Sale Accounted for under the Fair Value Option

Following is information on loans held for sale reported under the fair value option at March 31, 2012 and December 31, 2011:

	Total	Nonaccrual
March 31, 2012
Fair value carrying amount	$672,651	$-
Aggregate unpaid principal balance	653,145	-

Fair value carrying amount less aggregate unpaid principal	$19,506	$-

December 31, 2011
Fair value carrying amount	$777,280	$2,129
Aggregate unpaid principal balance	747,667	2,466

Fair value carrying amount less aggregate unpaid principal	$29,613	$(337)

Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.

The net gain from initial measurement of the above loans and subsequent changes in fair value was $64,709 and $15,815 for the three months ended March 31, 2012 and 2011, respectively, and is included in gain on sale of loans. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a non-recurring basis and held at March 31, 2012 and December 31, 2011 and related loss amounts are as follows:

	Level 1	Level 2	Level 3	Total	Losses
March 31, 2012
Collateral-dependent loans	$-	$-	$12,005	$12,005	$2,555
Mortgage servicing rights	-	-	420,327	420,327	15,144
Other real estate owned	-	2,234	8,300	10,534	3,064

December 31, 2011
Loans held for sale	$-	$13,010	$-	$13,010	$1,385
Collateral-dependent loans	-	-	62,183	62,183	11,831
Mortgage servicing rights	-	-	445,195	445,195	39,455
Other real estate owned	-	-	46,578	46,578	10,389

The Company records loans considered to be impaired at the lower of amortized cost or fair value less cost to sell. Fair value is measured as the fair value of underlying collateral for collateral-dependent loans. Other real estate owned is included in other assets in the consolidated balance sheets. The amounts above reflect the fair value of the impaired mortgage servicing rights strata as of March 31, 2012. The above losses represent write-downs to fair value subsequent to initial classification.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Collateral-dependent loans	$12,005	Sales comparison approach	Appraisal value adjustment	5.0 - 50.0% (1)

Other real estate owned	$8,300	Sales comparison approach	Appraisal value adjustment	5.0 - 50.0% (1)

Mortgage servicing rights	$420,327	Discounted cash flow	Prepayment speed	13.9 - 17.8% (2)

			Discount rate	9.2 - 9.8% (3)

(1)	The range represents the highest and lowest values of adjustments to appraisal values for real estate properties and dependent loans subject to fair value measurement, according to the third party appraisals that we use in our valuation process.
(2)	Prepayment speed is based on an annualized loan prepayment rate and market assumptions. The range represents the highest and lowest values for the impaired MSR stratum.
(3)	The discount rate range represents the highest and lowest values for the impaired MSR stratum.

The Company estimates the fair value of collateral-dependent and OREO loans using the sales comparison approach. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics.

The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to discuss the key assumptions used by the respective parties in arriving at those estimates.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Disclosures about Fair Value of Financial Instruments

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments with a short-term or without a stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	March 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$190,642	$194,867	$-	$ 194,867	$-
Loans held for sale (1)	1,858,315	1,941,626	-	1,941,626	-
Loans held for investment (2)	6,642,514	6,693,052	-	-	6,693,052

Financial liabilities:
Time deposits	$2,799,879	$2,834,467	$-	$ 2,834,467	$-
Other borrowings	1,706,298	1,666,840	-	1,666,840	-
Trust preferred securities	103,750	70,841	-	-	70,841

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities:
Held to maturity	$189,518	$194,350
Loans held for sale	2,725,286	2,811,917
Loans held for investment (2)	5,856,781	5,862,053

Financial liabilities:
Deposits	$10,265,763	$10,299,977
Other borrowings	1,257,879	1,215,209
Trust preferred securities	103,750	71,597

(1)	The carrying value of loans held for sale excludes $672,651 in loans measured at fair value on a recurring basis as of March 31, 2012
(2)	The carrying value of loans held for investment is net of the allowance for loan loss of $74,910 and $73,999 as of March 31, 2012 and December 31, 2011, respectively. In addition, the carrying values exclude $602,419 and $584,735 of lease financing receivables as of March 31, 2012 and December 31, 2011, respectively.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:

Investment Securities — Fair values are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values. The Company also performs an assessment on the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service provider in order to ensure that investments are recorded at the appropriate fair value.

When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of March 31, 2012 and December 31, 2011, management did not make adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.

Loans Held for Sale — Fair values for loans held for sale valued under fair value option were derived from quoted market prices or from models using loan characteristics (product type, pricing features and loan maturity dates) and economic assumptions (prepayment estimates and discount rates) based on prices currently offered in secondary markets for similar loans.

Fair values for loans carried at lower of cost or fair value were derived from models using characteristics of the loans (e.g., product type, pricing features and loan maturity dates) and economic assumptions (e.g., prepayment estimates, discount rates and estimated credit losses).

Loans Held for Investment — The fair value of loans held for investment is derived from discounted cash flows and includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs.

Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned — Foreclosed assets are carried at the lower of carrying value or fair value. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. Adjustments are routinely made in the

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. In addition, a third-party valuation is obtained quarterly. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Time Deposits — The fair value of fixed rate certificates of deposit is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.

Other Borrowings — For advances that bear interest at a variable rate, the carrying amount is a reasonable estimate of fair value. For fixed-rate advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for fixed-rate advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. For hybrid advances, fair value is obtained from an FHLB proprietary model mathematical approximation of the market value of the underlying hedge. The terms of the hedge are similar to the advances.

Trust Preferred Securities — Fair value is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate pricing curves. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company interpolates its own credit spreads in the valuation of these liabilities. Due to the significance of the credit spread in the valuation inputs, trust preferred securities are classified within Level 3 of the hierarchy.

FDIC Clawback Liability — The fair value of the FDIC clawback liability represents the net present value of expected true-up payments due 45 days after the fifth and tenth anniversary of the closing of the Bank of Florida acquisition pursuant to the purchase and assumption agreements between the Company and the FDIC. On the true-up measurement dates, the Company is required to make a true-up payment to the FDIC in an amount equal to 50% of the excess, if any, of (1) 20% of the intrinsic loss estimate (an established figure by the FDIC) less (2) the sum of (a) 25% of the asset discount, (part of the Company’s bid) plus (b) 25% of the cumulative loss share payments plus (c) a 1% servicing fee based on the principal amount of the covered assets over the term (calculated annually based on the average principal amount at the beginning and end of each year and then summed up for a total fee included in the calculation). The liability was discounted using an estimated cost of debt capital, based on an interpolated cost of debt capital of banks with credit quality comparable to the Company’s (using USD US Bank (BBB) BFV Curve index). This liability is considered to be contingent consideration as it requires the return of a portion of the initial consideration in the event contingencies are met. Contingent consideration is re-measured each reporting period at fair value with changes reflected in other noninterest income until the contingency is resolved. Due to the nature of the valuation inputs, FDIC clawback liability is classified within Level 3 of the hierarchy.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Cash Flow Hedges — The fair value of interest rate swaps is determined by a third party from a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. See Note 11 for additional information on cash flow hedges.

Freestanding Derivatives — Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics. The fair value of interest rate swaps is determined by a derivative valuation model and obtained from a third party. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. The Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse to determine the fair value for the indemnification asset. Counterparty credit risk is taken into account when determining fair value. See Note 11 for additional information on freestanding derivatives.

13.  Commitments and Contingencies

Commitments — Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments, predominantly at variable interest rates, are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.

The Company issues standby letters of credit, which are conditional commitments to third parties to provide credit support on behalf of certain of the Company’s customers. The credit risk and potential cash requirements involved in issuing standby letters of credit are essentially the same as those involved in extending loan facilities to customers.

Unfunded credit extension commitments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Loan and lease commitments	$151,511	$108,631
Home equity lines of credit	40,010	45,345
Credit card lines of credit	27,916	26,807
Commercial lines of credit	103,240	68,158
Standby letters of credit	3,766	6,428

	$326,443	$255,370

The Company has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the Company is obligated to pay $400 during the remainder of 2012. The amount due in 2013 is $3,308 and the amount increases 5% in 2014.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through March 31, 2012, the Company originated and securitized approximately $19,406,000 of mortgage loans to GSEs. During the same time period, the Company originated and sold approximately $25,033,000 of mortgage loans to private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.

In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company’s private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions on the community reinvestment loans the Company originates and sells under the State of Florida housing program, which represents a minimal amount of total originations.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of its loans servicing released and currently does not have servicing performance metrics on a majority of the loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through March 31, 2012 and sold in years 2004 through March 31, 2012. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $35,000 and $32,000 at March 31, 2012 and December 31, 2011, respectively, and is recorded in accounts payable and accrued liabilities.

In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at March 31, 2012 and December 31, 2011, was $51,896,000 and $53,066,000, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at March 31, 2012 and December 31, 2011, was approximately $30,427 and $30,364, respectively.

In connection with the sale of its 68 percent interest in EverBank Reverse Mortgage LLC (EBRM) in 2008, the Company agreed to indemnify the buyer for future obligations related to the originated loans, potential litigation and certain other matters. On the date of the sale, the Company deposited $3,400 in escrow for its share of the aggregate liability. As of March 31, 2012, the Company’s maximum exposure is $1,882; however, the Company has estimated a liability of its future obligation in the amount of $500.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

Within the Company’s brokerage business, the Company has contracted with a third party to provide clearing services that include underwriting margin loans to its customers. This contract stipulates that the Company will indemnify the third party for any loan losses that occur in issuing margin loans to its customers. The maximum potential future payment under this indemnification was $1,032 and $801 at March 31, 2012 and December 31, 2011, respectively. No payments have been made under this indemnification in the past. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Company has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.

Operating Leases — In December 2011, the Company entered into an 11 year lease agreement for approximately 269,168 square feet of office space located in downtown Jacksonville, Florida. The Company expects to take occupancy of the premises in June 2012, and at that time, the Company will recognize total rental expense for minimum lease payments of $46,278 on a straight-line basis over the lease term.

Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $101,315 and $102,454 at March 31, 2012 and December 31, 2011, respectively.

Legal Actions — During late 2010, the Company was subject to a horizontal review examination conducted by the Office of Thrift Supervision (OTS) of the governance practices employed in the foreclosure process of the Company and other industry participants. As a result of this horizontal review, the OTS has issued consent orders to servicers subject to this review, including the Company, stipulating certain practices that servicers will agree to prospectively to enhance their servicing operations. The outcome of these processes could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental examinations and additional litigation for the Company. The consent orders do not provide for monetary penalties, but the Office of the Comptroller of the Currency (OCC) (as successor to the OTS) reserves the right to impose monetary penalties at a later date.

In addition, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Company and other major mortgage servicers. The Company continues to cooperate with these investigations. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal cost in responding to governmental investigations and additional litigation. The Company has evaluated subsequent events through the date in which financial statements are available to be issued and currently, the Company is unable to estimate any loss that may result from penalties imposed by the OCC or other governmental agencies and hence, no amounts have been accrued.

In the ordinary course of business, the Company and its subsidiaries are routinely involved in various claims and legal actions. In light of the uncertainties involved in these government proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Company.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

14.  Segment Information

The Company has three reportable segments: Banking and Wealth Management, Mortgage Banking, and Corporate Services. The Company’s reportable business segments are strategic business units that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements.

The Banking and Wealth Management segment includes all banking, lending and investing products and services offered to customers either over the web or telephone or through financial centers or financial advisors. Activity relating to both the TCFG and Bank of Florida acquisitions has been included in the Banking and Wealth Management segment.

The Mortgage Banking segment includes the origination and servicing of mortgage loans and focuses primarily on residential loans for purposes of resale to government-sponsored enterprises, institutional investors or for investment by the Banking and Wealth Management segment.

The Corporate Services segment consists of services provided to the Banking and Wealth Management and Mortgage Banking segments including executive management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction-related items. Direct expenses are allocated to the operating segments; unallocated expenses are included in Corporate Services. Certain other expenses, including interest expense on trust preferred debt and transaction-related items, are included in the Corporate Services segment.

The chief operating decision maker’s review of each segment’s performance is based on segment income, which is defined as income from operations before income taxes and certain corporate allocations. Additionally, total net revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

Intersegment revenue among the Company’s business units reflects the results of a funds transfer pricing (FTP) process, which takes into account assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities. This provides for the creation of an economic benchmark, which allows the Company to determine the profitability of the Company’s products and cost centers, by calculating profitability spreads between product yields and internal references. However, business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.

FTP serves to transfer interest rate risk to the Treasury function through a transfer pricing methodology and cost allocating model. The basis for the allocation of net interest income is a function of the Company’s methodologies and assumptions that management believes are appropriate to accurately reflect business segment results. These factors are subject to change based on changes in current interest rates and market conditions.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three months ended March 31, 2012 and 2011. The Eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended March 31, 2012

	Banking and Wealth Management		Mortgage Banking		Corporate Services	Eliminations	Consolidated

Net interest income (expense)	$106,545		$10,496		$(1,418)	$-	$115,623
Total net revenue	131,773		58,369	(1)	(1,326)	-	188,816
Intersegment revenue	(2,624)		2,624		-	-	-
Depreciation and amortization	6,391		586		1,827	-	8,804
Income before income taxes	61,833		(14,522)	(1)	(28,671)	-	18,640
Total assets	12,494,752		1,438,744		92,381	(251,056)	13,774,821

	As of and for the Three Months Ended March 31, 2011

	Banking and Wealth Management		Mortgage Banking		Corporate Services	Eliminations	Consolidated

Net interest income (expense)	$105,925		$9,422		$(1,654)	$-	$113,693
Total net revenue	121,831		54,660		3,055	-	179,546
Intersegment revenue	(2,256)		2,256		-	-	-
Depreciation and amortization	2,558		558		1,342	-	4,458
Income before income taxes	44,865	(2)	(353)		(28,236)	-	16,276
Total assets	10,654,475		1,332,606		113,093	(210,811)	11,889,363

(1) Segment earnings in the Mortgage Banking segment included a $15,144 charge for MSR impairment.

(2) Segment earnings in the Banking and Wealth Management segment included an $8,680 charge for the write off of the remaining Tygris indemnification asset.

EverBank Financial Corp and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

15.   Subsequent Events

On April 2, 2012, the Company completed its acquisition of 100% of the net assets of the Warehouse Lending Division of MetLife Bank N.A. pursuant to the asset purchase agreement dated February 8, 2012 between the Company and MetLife Bank N.A. Consideration for the acquisition was approximately $351 million in cash paid to MetLife Bank N.A. with the assets acquired primarily representing outstandings on commercial lines of credit with an approximate par value of $351 million.

The Company will account for the acquisition using the acquisition method. Based on the acquisition method of accounting, the consideration paid to MetLife Bank N.A. is allocated to the acquired assets and liabilities, including identifiable intangible assets, based on their fair value as of the date of the completion of the acquisition. Any remaining amount of the purchase price in excess of fair value is recorded as goodwill. The purchase price allocation has not been finalized as of the date of this report, but the Company does not expect significant goodwill or bargain purchase gain to be recorded.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company during the three month period ended March 31, 2012 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s registration statement on Form S-1, as filed with the SEC on May 2, 2012.

Forward-Looking Statements

This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained herein and in “Risk Factors” included in the Company’s registration statement on Form S-1, as filed with the SEC on May 2, 2012.

Reclassifications

Certain prior period information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has been reclassified to conform to current period classifications.

Executive Overview

EverBank Financial Corp (the Company) is a thrift holding company with one direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investing products and services to approximately 575,000 customers nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent customers and a diverse base of small and medium-sized business customers. We market and distribute our products and services primarily through our integrated online financial portal, which is augmented by our nationwide network of independent financial advisors, 14 high-volume financial centers in targeted Florida markets and other financial intermediaries. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.

We have a suite of asset origination and fee income businesses that individually generate attractive financial returns and collectively leverage our core deposit franchise and customer base. We originate, invest in, sell and service residential mortgage loans, equipment leases, and various other consumer and commercial loans, as market conditions warrant. Our organic origination activities are scalable, significant relative to our balance sheet size and provide us with substantial growth potential. Our origination,

Management’s Discussion and Analysis of Financial Condition and Results of Operations

lending and servicing expertise positions us to acquire assets in the capital markets when risk-adjusted returns available through acquisition exceed those available through origination. Our rigorous analytical approach provides capital markets discipline to calibrate our levels of asset origination, retention and acquisition. These activities diversify our earnings, strengthen our balance sheet and provide us with flexibility to capitalize on market opportunities.

Our deposit franchise fosters strong relationships with a large number of financially sophisticated customers and provides us with a stable and flexible source of low, all-in cost funding. We have a demonstrated ability to grow our customer deposit base significantly with short lead time by adapting our product offerings and marketing activities rather than incurring the higher fixed operating costs inherent in more branch-intensive banking models. Our extensive offering of deposit products and services includes proprietary features that distinguish us from our competitors and enhance our value proposition to customers. Our products, distribution and marketing strategies allow us to generate substantial deposit growth while maintaining an attractive mix of high-value transaction and savings accounts.

Performance Highlights

—

Accounting principles generally accepted in the United States of America (GAAP) net income for the first quarter of 2012 was $11.8 million as compared to $9.4 million for the first quarter of 2011. GAAP diluted earnings per share (EPS) was $0.08 for the first quarter of 2012, compared to $0.09 for the first quarter of 2011.

—

Adjusted net income was $27.3 million for the first quarter of 2012, as compared to $24.5 million for the first quarter of 2011. Adjusted diluted EPS was $0.28 for the first quarter of 2012, as compared to $0.25 for the first quarter of 2011.

—	Total loans and leases held for investment were $7.2 billion during at March 31, 2012, up $0.8 billion, or 12%, from December 31, 2011.

—	Loans and leases originated were $2.2 billion for the first quarter.

—	Deposits were $10.6 billion at March 31, 2012, up $0.3 billion, or 3%, for the quarter and $0.9 billion, or 9%, year over year.

—	Our adjusted non-performing assets as a percentage of total assets decreased to 1.63% as of March 31, 2012, down from 1.86% as of December 31, 2011.

—	Tangible book value per as converted common share was $10.40 at March 31, 2012, excluding accumulated other comprehensive income, it was $11.35, up 5% year over year.

—	We completed the acquisition of MetLife Bank’s Warehouse Finance business on April 2, 2012 which included approximately $350 million of loans outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1 “Financial Highlights” sets forth the metrics we use to evaluate the success of our business and our resulting financial position and operating performance. Table 1 includes certain financial information that is calculated and presented on the basis of methodologies other than in accordance with GAAP. We believe these measures provide useful information to investors in evaluating our financial performance. In addition, our management uses these measures to gauge the performance of our operations and for business planning purposes. These non-GAAP financial measures, however, may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. As a result, the usefulness of these measures to investors may be limited, and they should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP. In Table 1A, Table 1B and Table 1C, we provide a reconciliation of non-GAAP measures, or in the case of ratios, the measures used in the calculation of such ratios, to the closest measures calculated directly from our GAAP financial statements.

Financial Highlights	Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2012	2011
For the Period:
Operating Results:
Net interest income	$115,623	$113,693
Provision for loan and lease losses	11,355	18,030
Noninterest income	73,193	65,852
Noninterest expense	158,821	145,239
Net income	11,846	9,416
Net earnings per common share, basic	0.08	0.09
Net earnings per common share, diluted	0.08	0.09

Performance Metrics:
Adjusted net income attributable to the Company from continuing operations (1)	$27,254	$24,535
Adjusted net earnings per common share, basic (2)	0.29	0.26
Adjusted net earnings per common share, diluted (2)	0.28	0.25
Yield on interest-earning assets	4.96%	5.64%
Cost of interest-bearing liabilities	1.16%	1.54%
Net interest spread	3.80%	4.10%
Net interest margin	3.97%	4.33%
Return on average assets	0.36%	0.32%
Return on average equity	4.81%	3.68%
Adjusted return on average assets (3)	0.83%	0.82%
Adjusted return on average equity (3)	11.05%	9.58%

Banking and Wealth Management Metrics:
Efficiency ratio (4)	45.2%	49.1%

Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$1,906.3	$1,219.9

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	March 31, 2012	December 31, 2011
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$384,723	$294,981
Investment securities	2,228,305	2,191,832
Loans held for sale	2,530,966	2,725,286
Loans and leases held for investment, net	7,244,933	6,441,516
Total assets	13,774,821	13,041,678
Deposits	10,552,960	10,265,763
Total liabilities	12,780,132	12,074,013
Total shareholders’ equity	994,689	967,665

Credit Quality Ratios:

Adjusted non-performing assets as a percentage of total assets (see Table 15)	1.63%	1.86%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (excluding ASC 310-30) (see Table 17)	0.94%	1.15%

Capital Ratios:
Tier 1 (core) capital ratio (bank level) (see Table 26)	7.7%	8.0%
Total risk-based capital ratio (bank level) (see Table 26)	15.2%	15.7%
Tangible equity to tangible assets (see Table 1B)	7.1%	7.3%

Deposit Metrics:
Total core deposits as a percentage of total deposits (see Table 1C)	95.5%	95.1%
Deposit growth (trailing 12 months)	9.0%	6.0%

Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$53,646.0	$54,838.1

Net Tangible Book Value Per as Converted Common Share:
Excluding accumulated other comprehensive loss (5)	$11.35	$11.27
Including accumulated other comprehensive loss (6)	$10.40	$10.12

(1)	Adjusted net income attributable to the Company from continuing operations includes adjustments for certain material items that we believe are not reflective of our ongoing business or operating performance, including the Tygris and Bank of Florida acquisitions. For a reconciliation of adjusted net income attributable to the Company from continuing operations to net income attributable to the Company from continuing operations, which is the most directly comparable GAAP measure, see Table 1A.

(2)	Both basic and diluted adjusted net earnings per common share are calculated using a numerator based on adjusted net income attributable to the Company from continuing operations. Adjusted net earnings per common share, basic is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, basic. Adjusted net earnings per common share, diluted is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, diluted. For 2012, both basic and diluted adjusted net earnings per common share have been adjusted to exclude the impact of the $4.5 million special cash dividend paid to holders of the Series A Preferred Stock on March 1, 2012 which immediately preceded the conversion of all Series A Preferred Stock shares into common stock.

(3)	Adjusted return on average assets equals adjusted net income attributable to the Company from continuing operations divided by average total assets and adjusted return on average equity equals adjusted net income attributable to the Company from continuing operations divided by average shareholders’ equity. Adjusted net income from continuing operations is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income attributable to the Company from continuing operations. For a reconciliation of net income attributable to the Company from continuing operations to adjusted net income attributable to the Company from continuing operations, see Table 1A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(4)	The efficiency ratio represents noninterest expense from our Banking and Wealth Management segment as a percentage of total revenues from our Banking and Wealth Management segment. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue. Because of the significant costs we incur and fees we generate from activities related to our mortgage production and servicing operations, we believe the efficiency ratio is a more meaningful metric when evaluated within our Banking and Wealth Management segment.

(5)	Calculated as adjusted tangible shareholders’ equity divided by shares of common stock. Adjusted tangible shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and accumulated other comprehensive loss (see Table 1B). Net tangible book value per as converted common share is calculated using a denominator that includes actual period end common shares outstanding and additional common shares assuming conversion of all outstanding preferred stock to common stock. Net tangible book value per as converted common share excluding accumulated other comprehensive loss is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

(6)	Calculated as tangible shareholders’ equity divided by shares of common stock. Tangible shareholders’ equity equals shareholders’ equity less goodwill and other intangible assets (see Table 1B). Net tangible book value per as converted common share is calculated using a denominator that includes actual period end common shares outstanding and additional common shares assuming conversion of all outstanding preferred stock to common stock. Net tangible book value per as converted common share including accumulated other comprehensive loss is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

A reconciliation of adjusted net income attributable to the Company from continuing operations to net income attributable to the Company from continuing operations, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income	Table 1A
	Three Months Ended March 31,
(dollars in thousands)	2012	2011
Net income attributable to the Company from continuing operations	$11,846	$9,416
Gain on repurchase of trust preferred securities, net of tax	-	(2,910)
Transaction and non-recurring regulatory related expense, net of tax	3,884	5,613
Decrease in fair value of Tygris indemnification asset resulting from a decrease in estimated future credit losses, net of tax	-	5,382
Increase in Bank of Florida non-accretable discount, net of tax	2,135	501
Impact of change in ALLL methodology, net of tax	-	1,178
Early adoption of TDR guidance and policy change, net of tax	-	4,664
MSR impairment, net of tax	9,389	-
Tax expense related to revaluation of Tygris net unrealized built-in losses	-	691

Adjusted net income attributable to the Company from continuing operations	$27,254	$24,535

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A reconciliation of both tangible equity and adjusted tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Adjusted Tangible Equity and Tangible Assets	Table 1B

(dollars in thousands)	March 31, 2012	December 31, 2011
Shareholders’ equity	$994,689	$967,665
Less:
Goodwill	10,238	10,238
Intangible assets	7,052	7,404

Tangible equity	977,399	950,023
Less:
Accumulated other comprehensive loss	(89,196)	(107,749)

Adjusted tangible equity	$1,066,595	$1,057,772

Total assets	$13,774,821	$13,041,678
Less:
Goodwill	10,238	10,238
Intangible assets	7,052	7,404

Tangible assets	$13,757,531	$13,024,036

A reconciliation of core deposits to total deposits, which is the most directly comparable GAAP measure, is a follows:

Core Deposits (1)	Table 1C

(dollars in thousands)	March 31, 2012	December 31, 2011
Total deposits	$10,552,960	$10,265,763
Less:
Brokered deposits	258,285	225,122
CDARS® One-Way BuySM time deposits	217,898	273,266

Core deposits	$10,076,777	$9,767,375

(1)

We measure core deposits as a percentage of total deposits to monitor the amount of our deposits that we believe demonstrate characteristics of being long-term, stable sources of funding. We define core deposits as deposits in which we interface directly with our customers. These deposits include demand deposits, negotiable order of withdrawal accounts, other transaction accounts, escrow deposits, money market deposit accounts, savings deposits, and time deposits where we maintain a primary customer relationship. Our definition of core deposits differs from regulatory and industry definitions, which generally exclude time deposits with balances greater than $100,000 and/or deposits generated from sources under which marketing fees are paid as a percentage of the deposit. Because the balances held by our customers and methods by which we pay our marketing sources have not impacted the stability of our funding sources, in our determination of what constitutes a “core” deposit, we have focused on what we believe drives funding stability, i.e., whether we maintain the primary customer relationships. We occasionally participate in Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM products and bulk orders of master certificates through deposit brokers, including investment banking and brokerage firms, to manage our liquidity needs. Because these deposits do not allow us to maintain the primary customer relationship, we do not characterize such deposits as core deposits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Statements of Income

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2

	Three Months Ended
	March 31, 2012			March 31, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Cash and cash equivalents	$165,116	$104	0.25%	$1,351,051	$842	0.25%
Investment securities	2,083,922	20,271	3.89%	2,146,832	26,000	4.85%
Other investments	98,531	278	1.13%	137,374	244	0.72%
Loans held for sale	2,706,953	33,949	5.02%	931,776	10,245	4.40%
Loans and leases held for investment:
Residential mortgages	4,683,368	48,088	4.11%	4,210,961	52,166	4.96%
Commercial and commercial real estate	1,179,988	16,446	5.51%	1,185,506	18,813	6.35%
Lease financing receivables	583,479	23,866	16.36%	449,761	39,103	34.78%
Home equity lines	197,819	2,370	4.82%	220,295	2,611	4.81%
Consumer and credit card	7,859	59	3.02%	10,533	55	2.12%

Total loans and leases held for investment	6,652,513	90,829	5.45%	6,077,056	112,748	7.42%

Total interest-earning assets	11,707,035	$145,431	4.96%	10,644,089	$150,079	5.64%

Noninterest-earning assets	1,352,553			1,290,481

Total assets	$13,059,588			$11,934,570

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,107,758	$3,740	0.71%	$2,040,899	$5,191	1.03%
Market-based money market accounts	450,688	852	0.76%	400,696	1,033	1.05%
Savings and money market accounts, excluding market-based	3,772,238	7,048	0.75%	3,569,606	9,232	1.05%
Market-based time	901,188	2,364	1.06%	859,802	1,941	0.92%
Time, excluding market-based	1,906,910	6,970	1.47%	1,844,096	8,793	1.93%

Total deposits	9,138,782	20,974	0.92%	8,715,099	26,190	1.22%
Borrowings:
Trust preferred securities	103,750	1,418	5.50%	105,194	1,655	6.38%
FHLB advances	1,062,178	7,329	2.78%	768,915	8,457	4.46%
Repurchase agreements	22,295	87	1.57%	20,675	84	1.65%
Other	36	-	0.00%	17	-	0.00%

Total interest-bearing liabilities	10,327,041	$29,808	1.16%	9,609,900	$36,386	1.54%

Noninterest-bearing demand deposits	1,304,715			993,398
Other noninterest-bearing liabilities	441,703			288,591

Total liabilities	12,073,459			10,891,889
Total shareholders’ equity	986,129			1,042,681

Total liabilities and shareholders’ equity	$13,059,588			$11,934,570

Net interest income/spread		$115,623	3.80%		$113,693	4.10%

Net interest margin			3.97%			4.33%
(1)	The average balances are principally daily averages, and, for loans, include both performing and non-performing balances.
(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.
(3)	All interest income was fully taxable for all periods presented.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 3

		Three Months Ended
		March 31, 2012 Compared
		to March 31, 2011
		Increase (Decrease) Due to
(dollars in thousands)		Volume		Rate		Total

Interest-earning assets:
Cash and cash equivalents	$	(737)	$	(1)	$	(738)
Investment securities		(759)		(4,970)		(5,729)
Other investments		(70)		104		34
Loans held for sale		19,420		4,284		23,704
Loans and leases held for investment:
Residential mortgages		5,826		(9,904)		(4,078)
Commercial and commercial real estate		(87)		(2,280)		(2,367)
Lease financing receivables		11,563		(26,800)		(15,237)
Home equity lines		(269)		28		(241)
Consumer and credit card		(14)		18		4

Total loans and leases held for investment		17,019		(38,938)		(21,919)

Total change in interest income		34,873		(39,521)		(4,648)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$	171	$	(1,622)	$	(1,451)
Market-based money market accounts		131		(312)		(181)
Savings and money market accounts, excluding market-based		529		(2,713)		(2,184)
Market-based time		95		328		423
Time, excluding market-based		301		(2,124)		(1,823)

Total deposits		1,227		(6,443)		(5,216)
Borrowings:
Trust preferred securities		(23)		(214)		(237)
FHLB advances		3,252		(4,380)		(1,128)
Repurchase agreements		7		(4)		3

Total change in interest expense		4,463		(11,041)		(6,578)

Total change in net interest income	$	30,410	$	(28,480)	$	1,930

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period’s volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income

Net interest income is affected by both changes in interest rates (rate) and the amount and composition of earning assets and interest-bearing liabilities (volume). Net interest margin is defined as net interest income as a percentage of average earning assets.

Net interest income, on a taxable equivalent basis, increased by $1.9 million, or 2%, in the first quarter of 2012 compared to the same period in 2011 due to a decrease in interest expense of $6.6 million partially offset by a decrease in interest income of $4.6 million. Our net interest margin decreased by 36 basis points in the first quarter of 2012 compared to the same period in 2011.

Yields on our earning assets decreased by 68 basis points in the first quarter of 2012 compared to the same period in 2011, due to lower yields on investment securities and loans and leases held for investment. Yields on our investment securities portfolio decreased by 96 basis points in the first quarter of 2012 compared to the same period in 2011. The decrease in yield is driven by less accretion income due to the continued run off of deeply discounted investment securities. Additions to the securities portfolio are purchased at lower yields as a result of improved liquidity and reduced interest rates. Also contributing to the decline in yields on our earning assets were lower yields in nearly every category of loans and leases held for investment. The decrease in loan and lease yields was led by our lease financing receivables portfolio as a result of continued run off of deeply discounted lease financing receivables acquired in the Tygris acquisition during fiscal year 2010.

Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates, and an increased focus on improving our deposit mix. Rates paid on our deposits decreased by 30 basis points in the first quarter of 2012 compared to the same period in 2011. Additionally, we experienced lower funding costs associated with our other borrowings. Yields decreased on total interest-bearing liabilities by 38 basis points in the first quarter of 2012 compared to the same period in 2011.

Average balances of our interest-earning assets increased by $1.1 billion, or 10%, in the first quarter of 2012 compared to the same period in 2011 primarily due to a $1.8 billion increase in our loans held for sale and a $0.6 billion increase in loans and leases held for investment. This was partially offset by a $1.2 billion decrease in interest-earning cash and cash equivalents.

This increase in average balances of loans held for sale for the period is due to our investment in GNMA whole loan acquisitions. Average balances in our held for investment residential mortgage portfolio increased $472.4 million in the first quarter of 2012 compared to the same period in 2011, due primarily to continued organic growth and strategic acquisitions of ARM products. Average balances in our held for investment lease financing receivables portfolio increased $133.7 million, primarily due to growth in our office products, technology and healthcare platforms as part of an overall plan to achieve scale through market penetration and expansion.

Average balances in our interest-bearing liabilities increased by $717.1 million, or 7%, in the first quarter of 2012 compared to the same period in 2011, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased $423.7 million, or 5%, primarily due to growth in savings and money market accounts. Average balances in our FHLB advances increased $293.3 million, or 38%, due to an increase in wholesale funding by the Company to take advantage of historically low interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan and Lease Losses

We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against income. Adjustments to the allowance may also result from adjustments to credit-impaired loans associated with loans acquired. We recorded a provision for loan and lease losses of $11.4 million in the first quarter of 2012 which is a decrease of 37% from $18.0 million in the same period in 2011. Residential first mortgages led the decrease with better loan performance due to a more stable market as well as improvement in loan performance due to the addition of high credit quality loans and leases.

Noninterest Income

Noninterest income increased $7.3 million, or 11%, in the first quarter of 2012 compared to the same period in 2011. The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4

	Three Months Ended
	March 31,
(dollars in thousands)	2012		2011

Loan servicing fee income	$	45,556	$	48,876
Amortization of MSR		(29,339)		(22,788)
Impairment of MSR		(15,144)		-

Net loan servicing income		1,073		26,088
Gain on sale of loans		48,177		13,477
Loan production revenue		7,437		6,407
Deposit fee income		6,239		5,160
Other lease income		8,663		6,732
Other		1,604		7,988

Total Noninterest Income	$	73,193	$	65,852

The increase in noninterest income was driven primarily by gain on sale of loans. Gain on sale of loans increased $34.7 million, or 257%, which was primarily driven by our mortgage lending business which increased $25.0 million, or 199%, in the first quarter of 2012 compared to the same period in 2011. An increase in mortgage lending volume of $686 million or 56% to $1.9 billion from $1.2 billion drove the increase in the first quarter of 2012 compared to the same period in 2011.

Realized gains from third party loans sales and changes in fair value loans and related hedging positions increased $16.6 million in the first quarter of 2012 compared to the same period in 2011. The increase resulted from an increase in the size of positions hedged related to interest rate lock commitments and loans measured at fair value as well as a favorable increase in the change in the fair value measurements based on market demand. Additional increases resulted from favorable gains on sales to third parties driven primarily by the sale of GNMA loans that were acquired or purchased out of our servicing portfolio and overall favorable rate and market conditions.

This increase was offset by a decrease in net loan servicing income. Net loan servicing income decreased $25.0 million, or 96%, primarily due to MSR impairment of $15.1 million recorded during the first quarter of 2012. An increase in portfolio prepayment speeds due to a low rate environment and government sponsored programs as compared to the same period in 2011 drove the MSR impairment. Loan servicing income also decreased as a result of a $6.6 million increase in MSR amortization from increased run off and a $3.3 million decline in servicing fees from a decline in the servicing portfolio UPB. Servicing UPB decreased $4.0 billion in the first quarter of 2012 compared to the same period in 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other noninterest income decreased $6.4 million, or 80%, in the first quarter of 2012 compared to the same period in 2011 due primarily to the $4.4 million gain on repurchase of trust preferred securities recognized in the first quarter 2011.

Other lease income increased $1.9 million, or 29%, in the first quarter of 2012 compared to the same period in 2011 primarily due to growth in our operating lease portfolio. Operating lease assets increased $44.8 million, or 194%, in the first quarter of 2012 compared to the same period in 2011.

Noninterest Expense

Noninterest expense increased $13.6 million, or 9%, in the first quarter of 2012 compared to the same period in 2011. The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5

	Three Months Ended
	March 31,
(dollars in thousands)	2012		2011

Salaries, commissions and other employee benefits expense	$	66,590	$	57,373
Equipment expense		15,948		10,760
Occupancy expense		5,349		4,540
General and administrative expense:
Professional fees		15,610		15,698
Other credit-related expenses		11,810		15,520
Foreclosure and OREO expense		10,959		11,900
FDIC premium assessment and other agency fees		9,261		5,272
Other		23,294		24,176

Total general and administrative expense		70,934		72,566

Total Noninterest Expense	$	158,821	$	145,239

The increase in noninterest expense was driven primarily by an increase in salaries, commissions and employee benefits as well as occupancy and equipment expense. Salaries, commissions and employee benefits increased $9.2 million, or 16%, in the first quarter of 2012 compared to the same period in 2011, due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased $6.3 million, due primarily to increases in our default servicing area, and our customer direct channel. Additionally, salaries, commission and employee benefits increased $1.9 million in our Corporate Services reporting segment due to growth in our general operations support services and $1.0 million in our Banking and Wealth Management reporting segment.

Occupancy and equipment expense increased $6.0 million, or 39%, in the first quarter of 2012 compared to the same period in 2011. The increase is primarily due to increased depreciation expense related to our operating lease assets.

General and administrative expense decreased $1.6 million, or 2%, in the first quarter of 2012 compared to the same period in 2011. The decrease is led by the $8.7 million non-recurring write-down of the TCFG indemnification asset during the first quarter 2011. The decrease is partially offset by an increase in FDIC premium assessment and other agency fees of $4.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Portfolio expense increased $1.7 million, or 106%, in the first quarter of 2012 compared to the same period in 2011 due to an increase in mortgage lending volume.

Advertising and marketing expense increased $1.5 million, or 33%, in the first quarter of 2012 compared to the same period in 2011 due primarily to the annual increase in the fee associated with the EverBank stadium naming rights as well as increased marketing to acquire new depositors.

Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 6

		Three Months Ended
		March 31,
(dollars in thousands)		2012		2011

Provision for income taxes	$	6,794	$	6,860
Effective tax rates		36.4%		42.1%

For the three months ended March 31, 2012, the Company’s effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. For the three months ending March 31, 2011, the Company’s effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.

Segment Results

We evaluate our overall financial performance through three financial reporting segments: Banking and Wealth Management, Mortgage Banking and Corporate Services. To generate financial information by operating segment, we use an internal profitability reporting system which is based on a series of management estimates and allocations. We continually review and refine many of these estimates and allocations, many of which are subjective in nature. Any changes we make to estimates and allocations that may affect the reported results of any business segment do not affect our consolidated financial position or consolidated results of operations.

We use funds transfer pricing in the calculation of the respective operating segment’s net interest income to measure the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities and the corresponding funds transfer pricing charge for interest income or credit for interest expense results in net interest income. We allocate risk-adjusted capital to our segments based upon the credit, liquidity, operating and interest rate risk inherent in the segment’s asset and liability composition and operations. These capital allocations are determined based upon formulas that incorporate regulatory, GAAP and economic capital frameworks including risk-weighting assets, allocating noninterest expense and incorporating economic liquidity premiums for assets deemed by management to lower liquidity profiles.

Our Banking and Wealth Management segment often invests in loans originated from asset generation channels contained within our Mortgage Banking segment. When intersegment acquisitions take place, we assign an estimate of the market value to the asset and record the transfer as a market purchase. In addition, intersegment cash balances are eliminated in segment reporting. The effects of these intersegment allocations and transfers are eliminated in consolidated reporting.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A

	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)

Three Months Ended March 31, 2012

Net interest income	$106,545	$10,496	$(1,418)	$-	$115,623
Provision for loan and lease losses	10,315	1,040	-	-	11,355

Net interest income after provision for loan and lease losses	96,230	9,456	(1,418)	-	104,268
Noninterest income	25,228	47,873	92	-	73,193
Noninterest expense:
Foreclosure and OREO expense	7,962	2,997	-	-	10,959
Other credit-related expenses	(183)	11,990	3	-	11,810
All other noninterest expense	51,846	56,864	27,342	-	136,052

Income (loss) before income tax	61,833	(14,522)	(28,671)	-	18,640

Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	3,444	-	-	-	3,444
MSR impairment	-	15,144	-	-	15,144
Transaction and non-recurring regulatory related expense	-	4,722	1,542	-	6,264

Adjusted income (loss) before income tax	$65,277	$5,344	$(27,129)	$-	$43,492

Total assets as of March 31, 2012	$12,494,752	$1,438,744	$92,381	$(251,056)	$13,774,821

Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	45.2%				84.1%
excluding foreclosure, OREO and other credit-related expenses	39.3%				72.1%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	45.2%				74.8%
excluding foreclosure, OREO and other credit-related expenses	39.3%				63.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segments Selected Financial Information					Table 7B

	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)

Three Months Ended March 31, 2011
Net interest income	$105,925	$9,422	$(1,654)	$-	$113,693
Provision for loan and lease losses	17,186	844	-	-	18,030

Net interest income after provision for loan and lease losses	88,739	8,578	(1,654)	-	95,663
Noninterest income	15,905	45,238	4,709	-	65,852
Noninterest expense:
Foreclosure and OREO expense	8,567	3,333	-	-	11,900
Other credit-related expenses	1,812	13,708	-	-	15,520
All other noninterest expense	49,400	37,128	31,291	-	117,819

Income (loss) before income tax	44,865	(353)	(28,236)	-	16,276

Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	807	-	-	-	807
Impact of change in ALLL methodology	1,900	-	-	-	1,900
Early adoption of TDR guidance and policy change	7,522	-	-	-	7,522
Gain on repurchase of trust preferred securities	-	-	(4,692)	-	(4,692)
Decrease in fair value of Tygris indemnification asset	8,680	-	-	-	8,680
Transaction and non-recurring regulatory related expense	-	205	8,848	-	9,053

Adjusted income (loss) before income tax	$63,774	$(148)	$(24,080)	$-	$39,546

Total assets as of March 31, 2011	$10,654,475	$1,332,606	$113,093	$(210,811)	$11,889,363

Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	49.1%				80.9%
excluding foreclosure, OREO and other credit-related expenses	40.5%				65.6%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	41.9%				72.9%
excluding foreclosure, OREO and other credit-related expenses	33.4%				57.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Banking and Wealth Management

Banking and Wealth Management	Table 8

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Interest income
Interest and fees on loans and leases	$116,901	$115,822
Interest and dividends on investment securities	20,549	26,242
Other interest income (1)	7,201	8,379

Total interest income	144,651	150,443
Interest expense
Deposits	20,969	26,183
Other borrowings	7,417	8,542
Other interest expense (2)	9,720	9,793

Total interest expense	38,106	44,518

Net interest income	106,545	105,925
Provision for loan and lease losses	10,315	17,186

Net interest income after provision for loan and lease losses	96,230	88,739
Noninterest income
Gain on sale of loans	10,552	883
Other	14,676	15,022

Total noninterest income	25,228	15,905
Noninterest expense
Salaries, commissions and employee benefits	20,664	19,692
Equipment and occupancy	11,348	6,902
Foreclosure and OREO	7,962	8,567
Other general and administrative	19,651	24,618

Total noninterest expense	59,625	59,779

Income before income taxes	$61,833	$44,865

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.

Banking and Wealth Management segment earnings increased $17.0 million, or 38%, in the first quarter of 2012 compared to the same period in 2011, primarily due to an increase in noninterest income and a decrease in the provision for loan and lease losses.

Net interest income remained steady with a slight increase of $0.6 million, or 1%, in the first quarter of 2012 compared to the same period in 2011, due to a decrease in interest income of $5.8 million which is offset by a decrease in interest expense of $6.4 million. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for loan and lease loss decreased $6.9 million, or 40%, in the first quarter of 2012 compared to the same period in 2011 due to the addition of high credit quality originated loans in our residential first mortgages. In addition there was an improvement in loan performance due to a more stable market.

Noninterest income increased $9.3 million, or 59%, in the first quarter of 2012 compared to the same period in 2011 primarily due to an increase in gains from third party loans sales of $9.7 million in the first quarter of 2012 compared to the same period in 2011. The increase resulted from favorable gains on sales to third parties driven primarily by the sale of GNMA loans that were acquired or purchased out of our servicing portfolio and securitized as a result of overall favorable rate and market conditions. Lower gains were recognized in the first quarter 2011 as loan sales were comprised primarily of loans purchased out of our servicing portfolio.

Noninterest expense remained steady with a decrease of $0.2 million, or less than 1%, in the first quarter of 2012 compared to the same period in 2011. Despite the nominal net change, equipment and occupancy expense increased $4.4 million, or 64%, due primarily to an increase in depreciation expense associated with an increase in our operating lease equipment assets. Additionally, general and administrative expense decreased $5.6 million, or 17%, primarily as the result of the non-recurring write-down of the TCFG indemnification asset of $8.7 million in the first quarter 2011 which is offset by an increase in FDIC premiums of $3.7 million in the first quarter of 2012 compared to the same period in 2011.

Mortgage Banking

Mortgage Banking	Table 9

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Net interest income	$10,496	$9,422
Provision for loan and lease losses	1,040	844

Net interest income after provision for loan and lease losses	9,456	8,578
Noninterest income
Gain on sale of loans	37,625	12,594
Loan servicing fee income:
Loan servicing fee income	47,690	49,081
Amortization and impairment of MSR	(44,483)	(22,788)

Net loan servicing income	3,207	26,293
Other	7,041	6,351

Total noninterest income	47,873	45,238
Noninterest expense
Salaries, commissions and employee benefits	29,437	23,129
Equipment and occupancy	4,474	4,249
Professional fees	6,150	965
Foreclosure and OREO	2,997	3,333
Other credit-related expenses	11,990	13,708
Other general and administrative	16,803	8,785

Total noninterest expense	71,851	54,169

Loss before income taxes	$(14,522)	$(353)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking segment earnings decreased $14.2 million in the first quarter of 2012 compared to the same period in 2011, primarily due to an increase in noninterest expense.

Noninterest income increased $2.6 million, or 6%, in the first quarter of 2012 compared to the same period in 2011. The increase was driven by a $25 million increase in gain on sale of loans. The increase was primarily driven by our mortgage lending business. Mortgage lending volume increased $686.4 million, or 56%, to $1.9 billion during the first quarter of 2012 from $1.2 billion during the first quarter of 2011. In addition, gains from third party loans sales and changes in fair value loans and related hedging positions increased from an increase in the size of positions hedged related to interest rate lock commitments and loans measured at fair value as well as a favorable increase in the change in the fair value measurements. Additional increases resulted from gains on sales to third parties driven by overall favorable rate and market conditions.

Offsetting this increase was a $23.1 million decrease in net loan servicing income, primarily due to MSR impairment of $15.1 million recorded during the first quarter of 2012. Additional loan servicing income decreases resulted from an increase in MSR amortization from increased run off and a decline in servicing fees from a decline in the servicing portfolio UPB.

Noninterest expense increased $17.7 million, or 33%, in the first quarter of 2012 compared to the same period in 2011, primarily due to increases in salaries, commissions, and employee benefits as well as in legal and professional expenses. Headcount increases in our default servicing area, as well as increased headcount in our customer direct channel drove the increase in salaries, commissions and employee benefits.

Corporate Services

Corporate Services	Table 10

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

Net interest income	$(1,418)	$(1,654)
Noninterest income	92	4,709
Noninterest expense
Salaries, commissions and employee benefits	16,489	14,551
Equipment and occupancy	5,476	4,150
Other general and administrative	5,380	12,590

Total noninterest expense	27,345	31,291

Loss before income taxes	$(28,671)	$(28,236)

Corporate services segment earnings remained steady with a slight decrease of $0.4 million, or 2%, in the first quarter of 2012 compared to the same period in 2011. Noninterest income decreased by $4.6 million, or 98%, in the first quarter of 2012 compared to the same period in 2011 as the result of a gain on repurchase of preferred trust securities recognized during the first quarter of 2011.

Noninterest expense decreased $3.9 million, or 13%, due primarily to a decrease in general and administrative expense of $7.2 million, or 57%, in the first quarter of 2012 compared to the same period in 2011. General and administrative expense decreased primarily due to less costs recognized related to the initial public offering and less costs spent on business development in the first quarter of 2012 compared to the same period in 2011. This decrease is offset by an increase in salaries, commissions, and employee benefits of $1.9 million due to growth in our general operations support services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Statements of Condition

Investment Securities

Our overall investment strategy focuses on acquiring investment-grade senior mortgage-backed securities backed by seasoned loans with high credit quality and credit enhancements to generate earnings in the form of interest and dividends, while offering liquidity, credit and interest rate risk management opportunities to support our asset/liability management strategy. Within our investment strategy, we also utilize highly rated structured products including Re-securitized Real Estate Mortgage Investment Conduits (Re-REMICs) for the added protection from credit losses and ratings deteriorations that accompany alternative securities. All securities investments satisfy our internal guidelines for credit profile and have a relatively short duration which helps mitigate interest rate risk arising from the current low level of market interest rates.

Securities available for sale are used as part of our asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

The following tables show, as of March 31, 2012 and December 31, 2011, the amortized cost and fair value of investment securities:

Investment Securities					Table 11

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
(dollars in thousands)	Cost	Gains	Losses	Value	Amount

March 31, 2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$80	$7	$-	$87	$87
Residential CMO securities - nonagency	1,931,621	22,276	24,103	1,929,794	1,929,794
Residential mortgage-backed securities (MBS) - agency	291	17	-	308	308
Asset-backed securities (ABS)	10,556	-	3,211	7,345	7,345
Equity securities	77	137	-	214	214

	1,942,625	22,437	27,314	1,937,748	1,937,748

Held to maturity:
Residential CMO securities - agency	151,919	5,275	-	157,194	151,919
Residential MBS - agency	28,263	1,427	67	29,623	28,263
Corporate securities	10,460	-	2,410	8,050	10,460

	190,642	6,702	2,477	194,867	190,642

	$2,133,267	$29,139	$29,791	$2,132,615	$2,128,390

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Securities				Table 11 (cont.)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Amount

December 31, 2011
Available for sale:
Residential CMO securities - agency	$96	$8	$-	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS agency	317	21	-	338	338
Asset-backed securities (ABS)	10,573	-	3,096	7,477	7,477
Equity securities	77	108	-	185	185

	1,930,109	17,746	43,933	1,903,922	1,903,922

Held to maturity:
Residential CMO securities - agency	159,882	6,029	78	165,833	159,882
Residential MBS - agency	19,132	1,464	-	20,596	19,132
Corporate securities	10,504	-	2,583	7,921	10,504

	189,518	7,493	2,661	194,350	189,518

	$2,119,627	$25,239	$46,594	$2,098,272	$2,093,440

Residential — Agency

At March 31, 2012, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $152.0 million, or 7% of our investment securities portfolio. Our residential agency MBS portfolio totaled $28.6 million, or 1% of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.

Our residential agency CMO securities decreased $8.0 million, or 5%, to $152.0 million at March 31, 2012 from $160.0 million at December 31, 2011 due to the reclassification of securities to the residential agency MBS category and reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts partially offset by purchases of additional securities. Our residential agency MBS securities increased $9.1 million, or 47%, to $28.6 million at March 31, 2012 from $19.5 million at December 31, 2011 due to the reclassification of securities from the residential agency CMO category and purchases partially offset by reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts.

Residential — Nonagency

At March 31, 2012, our residential nonagency CMO securities portfolio consisted almost entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.9 billion, or 91% of our investment securities portfolio.

Our residential nonagency CMO securities increased $34.0 million, or 2%, to $1.9 billion at March 31, 2012 due to purchases of additional securities and changes in the market value of the securities held.

Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than a GSE. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category

Management’s Discussion and Analysis of Financial Condition and Results of Operations

assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $1.3 billion, or 67% of our residential nonagency CMO investment securities at March 31, 2012.

We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At March 31, 2012, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 730, an amortized loan-to-value ratio, or LTV, of 66%, and was seasoned 78 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.

During the first three months of 2012, there were no sales of residential agency and nonagency CMO securities.

Loans and Leases Held for Investment

The following table presents the balance of each major category in our loan and lease portfolio at March 31, 2012 and at December 31, 2011:

Loans and Leases Held for Investment	Table 12

	March 31,		December 31,
(dollars in thousands)	2012		2011

Residential mortgages	$	5,277,707	$	4,556,841
Commercial and commercial real estate		1,237,376		1,165,384
Lease financing receivables		605,763		588,501
Home equity lines		195,178		200,112
Consumer and credit card		7,163		8,443

Total loans and leases, net of discounts		7,323,187		6,519,281
Allowance for loan and lease losses		(78,254)		(77,765)

Total loans and leases, net	$	7,244,933	$	6,441,516

The balances presented above include:
Net purchase loan and lease discounts	$	203,100	$	237,170
Net deferred loan and lease origination costs		20,202		19,057

Residential Mortgage Loans

At March 31, 2012, our residential mortgage loans totaled $5.3 billion, or 72% of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties. Additionally, we invest in government-insured GNMA pool buyouts purchased from GNMA pool securities and other loans secured by residential real estate.

Residential mortgage loans increased by $720.9 million, or 16%, to $5.3 billion at March 31, 2012 from $4.6 billion at December 31, 2011. This increase was driven primarily by organic loan production and a strategic loan acquisition, which was partially offset by principal paydowns.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial and Commercial Real Estate Loans

At March 31, 2012, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $1.2 billion, or 17% of our total held for investment loan and lease portfolio.

Commercial and commercial real estate loans increased by $72.0 million, or 6%, to $1.2 billion at March 31, 2012 from $1.2 billion at December 31, 2011, due to new originations within our commercial real estate loans portfolio and originations and draws in our asset-backed commercial finance loan portfolio. These were partially offset by principal paydowns and other activity in our legacy commercial loan portfolio.

Lease Financing Receivables

Lease financing receivables increased by $17.3 million, or 3%, to $605.8 million, or 8% of our total held for investment loan and lease portfolio at March 31, 2012 from $588.5 million at December 31, 2011. The increase was due to new lease originations, which were partially offset by paydowns of existing leases. Our leases generally consist of short-term and medium-term leases and loans secured by office equipment, office technology systems, healthcare and other essential-use small business equipment. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was rebranded as EverBank Commercial Finance, Inc. (ECF).

Home Equity Lines

At March 31, 2012, our home equity lines totaled $195.2 million, or 3% of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $4.9 million, or 2%, to $195.2 million at March 31, 2012 from $200.1 million at December 31, 2011, due to paydowns on our existing lines of credit.

Consumer and Credit Card Loans

At March 31, 2012, consumer and credit card loans, in the aggregate, totaled $7.2 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our customers which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Loan and Lease Quality

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans and leases. Our underwriting policies and practices govern the risk profile, credit and geographic concentration for our loan and lease portfolios. We also have a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our ALLL, we have additional protections against potential credit losses, including credit indemnification and similar support agreements with the FDIC and other parties, purchase discounts on acquired loans and leases and other credit-related reserves, such as those on unfunded commitments.

Discounts on Acquired Loans and Lease Financing Receivables

For acquired credit-impaired, or ACI, loans and lease financing receivables accounted for under (or by analogy to) ASC 310-30, we periodically reassess cash flow expectations at a pool or loan/lease level. In the case of improving cash flow expectations for a particular pool, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan or lease loss, following the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

allowance for loan loss framework. For more information on ACI loans and lease financing receivables accounted for under (or by analogy to) ASC 310-30, see Note 5 to the condensed consolidated financial statements of EverBank Financial Corp and subsidiaries as of and for the period ended March 31, 2012.

The following table presents a bridge from UPB or contractual net investment to carrying value for ACI loans and lease financing receivables accounted for under (or by analogy to) ASC 310-30 at March 31, 2012:

Carrying Value of Acquired Credit-Impaired Loans						Table 13

	March 31, 2012
		Bank of
(dollars in thousands)		Florida		Other		Total
Under ASC 310-30
UPB or contractual net investment	$	653,410	$	519,997	$	1,173,407
Plus: contractual interest due or unearned income		225,051		405,934		630,985

Contractual cash flows due		878,461		925,931		1,804,392
Less: nonaccretable difference		152,558		354,373		506,931
Less: Allowance for loan and lease losses		15,081		4,548		19,629

Expected cash flows		710,822		567,010		1,277,832
Less: accretable yield		120,148		68,128		188,276

Carrying value	$	590,674	$	498,882	$	1,089,556

Carrying value as a percentage of UPB or contractual net investment		90%		96%		93%

In the Bank of Florida ACI portfolio, an impairment charge of $3.4 million was recognized for the period ending March 31, 2012 due to a reduction in cash flow expectations in certain pools of loans. Within this portfolio, we reclassified $11.9 million to nonaccretable difference from accretable yield as a result of this reduction in cash flows.

In the Tygris ACI portfolio, payments received during the year ended December 31, 2011 caused the pool to move from classification under ASC 310-30 to cost recovery. In conjunction with this occurrence, we adopted a policy of accounting for ACI pools of loans or lease financing receivables under the cost recovery method if payments over a period reduce their carrying value to zero. While the book value is zero, the Company still expects trailing cash flows from these pools of loans over the next couple of years.

In our other ACI portfolio, additional impairment of $0.2 million was recognized for the period ended March 31, 2012. Within this portfolio, we reclassified $8.5 million to accretable yield as there was an increase in expected cash flows in certain pools of loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB or contractual net investment to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at March 31, 2012:

Recorded Investment of Non-ACI Loans and Leases				Table 14

(dollars in thousands)	Bank of Florida	Tygris	Other	Total
Under ASC 310-20
March 31, 2012

UPB or contractual net investment	$49,629	$186,575	$2,658,978	$2,895,182
Less: net purchase discount	16,497	39,450	67,508	123,455

Recorded investment	$33,132	$147,125	$2,591,470	$2,771,727

Recorded investment as a percentage of UPB or contractual net investment	67%	79%	97%	96%

December 31, 2011

UPB or contractual net investment	$58,519	$225,794	$2,067,453	$2,351,766
Less: net purchase discount	16,959	49,708	80,720	147,387

Recorded investment	$41,560	$176,086	$1,986,733	$2,204,379

Recorded investment as a percentage of UPB or contractual net investment	71%	78%	96%	94%

Our non-ACI portfolio for Bank of Florida consists of revolving lines of credit that were scoped out of ASC 310-30 due to their revolving nature. During the three months ended March 31, 2012, there was not a significant change in the amount of purchase discount in this portfolio as there was normal accretion of the discount (non-credit) and nominal charge-offs for the period. Charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and lease losses.

Our non-ACI portfolio for Tygris consists of leases that did not have evidence of credit deterioration since origination when we purchased these leases. The purchase discount related to the ECF portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the lease as recorded by Tygris prior to acquisition and represents additional yield in addition to the normal yield associated with these leases. During the three months ended March 31, 2012, we recognized $10.0 million in discount accretion through interest income and had charge-offs of $0.3 million. Similar to the Bank of Florida portfolio, charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and leases losses.

Our remaining non-ACI portfolio includes loans and leases we have strategically acquired over the years. During the three months ended March 31, 2012, we recognized $10.0 million in related premiums, $3.2 million in discount accretion through interest income and had no charge-offs. Similar to the other portfolios, we monitor each pool of loans purchased for the need of an allowance in addition to our acquired purchase discount and record an allowance for loan losses through provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Problem Loans and Leases

Loans and leases are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due, with the exception of government-insured loans and ACI loans and leases. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed from interest income, and interest income is recorded as collected.

We exclude government-insured pool buyout loans from our definition of non-performing loans and leases. We also exclude loans and leases acquired in the Tygris and Bank of Florida acquisitions from non-performing status, because we expect to fully collect their new carrying value which reflects significant purchase discounts. If our expectation of reasonably estimable future cash flows deteriorates, these loans and leases may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring, or TDR. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.

The following table sets forth the composition of our NPA, including non-accrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets (1)		Table 15

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans and leases:
Residential mortgages	$74,810	$81,594
Commercial and commercial real estate	89,576	104,829
Lease financing receivables	1,861	2,385
Home equity lines	3,771	4,251
Consumer and credit card	571	419

Total non-accrual loans and leases	170,589	193,478
Accruing loans 90 days or more past due	5,119	6,673

Total non-performing loans (NPL)	175,708	200,151
Other real estate owned (OREO)	49,304	42,664

Total non-performing assets (NPA)	225,012	242,815
Troubled debt restructurings (TDR) less than 90 days past due	92,954	92,628

Total NPA and TDR (1)	$317,966	$335,443

Total NPA and TDR	$317,966	$335,443
Government-insured 90 days or more past due still accruing	1,530,665	1,570,787
Tygris and Bank of Florida loans and leases accounted for under ASC 310-30 or by analogy:
90 days or more past due	146,379	149,743
OREO	22,852	19,456

Total regulatory NPA and TDR	$2,017,862	$2,075,429

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Performing Assets (1)	Table 15 (cont.)

Adjusted credit quality ratios excluding government-insured loans and loans and leases accounted for under ASC 310-30 or by analogy: (1)
NPL to total loans	1.80%	2.18%
NPA to total assets	1.63%	1.86%
NPA and TDR to total assets	2.31%	2.57%

Credit quality ratios including government-insured loans and loans and leases accounted for under ASC 310-30 or by analogy:
NPL to total loans	18.95%	20.95%
NPA to total assets	13.97%	15.20%
NPA and TDR to total assets	14.65%	15.91%

(1)	We define non-performing assets, or NPA, as non-accrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government-insured pool buyout loans for which payment is insured by the government. We also exclude loans, leases and foreclosed property acquired in the Tygris and Bank of Florida acquisitions accounted for under ASC 310-30 or by analogy because, as of March 31, 2012, we expected to fully collect the carrying value of such loans, leases and foreclosed property.

At March 31, 2012, total non-performing loans (or NPL) were $175.7 million, or 1.8% of total loans, down $24.5 million from $200.2 million, or 2.2% of total loans, at December 31, 2011.

We use an asset risk classification system in compliance with guidelines established by the OCC Handbook as part of our efforts to monitor asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and of such little value that continuance as an asset is not warranted. Commercial loans with adverse classifications are reviewed by the commercial credit committee of our senior credit committee monthly.

In addition to the problem loans described above, as of March 31, 2012, we had special mention loans and leases totaling $104.9 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which in our opinion were subject to potential future rating downgrades. Special mention loans and leases increased $18.7 million, or 22%, to $104.9 million at March 31, 2012 from $86.2 million at December 31, 2011. Loans and leases rated as special mention totaled $104.9 million, or 1.1% of the total loan portfolio and 1.2% of the noncovered loan portfolio at March 31, 2012, including $70.7 million acquired from Bank of Florida.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analysis for the Allowance for Loan and Lease Losses

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three months ended March 31, 2012 and 2011:

Allowance for Loan and Lease Losses Activity	Table 16

	Three Months Ended March 31,
(dollars in thousands)	2012	2011

ALLL, beginning of period	$77,765	$93,689
Charge-offs:
Residential mortgages	6,694	9,238
Commercial and commercial real estate	2,294	9,088
Lease financing receivables	1,181	2,096
Home equity lines	1,108	2,172
Consumer and credit card	11	2

Total charge-offs	11,288	22,596

Recoveries:
Residential mortgages	143	5
Commercial and commercial real estate	168	522
Lease financing receivables	36	8
Home equity lines	61	1
Consumer and credit card	14	-

Total recoveries	422	536

Net charge-offs	10,866	22,060
Provision for loan and lease losses	11,355	18,030

ALLL, end of period	$78,254	$89,659

Net charge-offs to average loans held for investment	0.65%	1.45%

The following table provides an analysis of the ALLL as a percentage of loans and leases held for investment, including loans and leases accounted for under ASC 310-30 and excluding loans and leases accounted for under ASC 310-30 at March 31, 2012 and December 31, 2011:

Allowance for Loan and Lease Losses Ratios		Table 17

(dollars in thousands)	March 31, 2012	December 31, 2011
ALLL	$78,254	$77,765
Loans and leases held for investment	7,323,187	6,519,281
ALLL as a percentage of loans and leases held for investment	1.07%	1.19%

ALLL excluding portion related to loans and leases accounted for under ASC 310-30	$58,625	$61,776
Loans and leases held for investment excluding loans and leases accounted for under ASC 310-30	6,223,630	5,360,105
ALLL as a percentage of loans and leases held for investment (excluding ASC 310-30)	0.94%	1.15%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans Subject to Representations and Warranties

We originate residential mortgage loans, primarily first-lien home loans, through our direct and wholesale channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae (FNMA) and Freddie Mac (FHLMC). A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who eventually securitized and sold the loans to the agencies. We also sell residential mortgage loans, that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales.

As of March 31, 2012, we have 298 active repurchase requests. We have summarized the activity for the three months ended March 31, 2012 and 2011 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity	Table 18

		March 31,

(dollars in thousands)		2012		2011

GSE		35		45
Non-GSE (1)		80		82

Repurchase requests received		115		127

GSE		26		14
Non-GSE (1)		24		27

Requests successfully defended		50		41

GSE		18		6
Non-GSE (1)		16		17

Loans repurchased, indemnified or made whole		34		23

GSE	$	1,607	$	768
Non-GSE (1)		1,627		2,260

Net realized losses on loan repurchases	$	3,234	$	3,028

Years of origination of loans repurchased		2001-2012		2001-2010

(1)	Includes loans that were an agency deliverable product that were eventually sold by large aggregators of agency product who eventually securitized and sold the loans to the agencies.

On March 9, 2012 the Company settled with one of our correspondent investors for a pool of stated income loans originated and sold to the investor between 2004 and 2008 which had a UPB totaling $274 million. As part of the $1.9 million settlement, the investor released us of any and all claims arising from settled loans, including any outstanding repurchase requests, and all future claims arising from settled loans. At the time of the settlement, we had 47 open repurchase requests outstanding related to those loans. We have repurchased 17 loans from this correspondent investor from 2007-2012 with losses realized of $1.3 million over this period. We have excluded the activity related to these loans from the table above as well as the repurchase reserve rollforward in the table below.

In May of 2011, the Company executed an agreement with one of our correspondent investors to settle claims related to certain loan repurchase requests. These loan requests were received in 2009 through 2011 and relate to 30 loans originated in 2006 and 2007, with a UPB totaling $7.7 million. In exchange for a payment of $2.1 million and without any admission of wrongdoing by the Company, the investor released the Company from any and all claims arising from these mortgage loans. This agreement referred solely to the outstanding repurchase requests in question and did not relate to any requests which may arise in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a rollforward of our reserves for repurchase losses for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011:

Reserves for Loans Sold or Securitized			Table 19

	Three Months Ended
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Balance, beginning of period	$32,000	$33,001	$26,798
Provision for new sales/securitizations	384	139	190
Provision for changes in estimate of existing reserves	5,850	1,198	8,038
Net realized losses on repurchases	(3,234)	(2,338)	(3,028)

Balance, end of period	$35,000	$32,000	$31,998

Quarters of coverage ratio(1)	11	10

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.

The liability for repurchase losses was $35.0 million as of March 31, 2012, compared to $32.0 million as of March 31, 2011. The increase in the liability since March 31, 2011 is primarily due to an increase in the number of repurchased loans and continuing elevated incoming repurchase requests. The Company recognized expense of $6.2 million to increase the repurchase liability compared to $8.2 million for the three months ended March 31, 2012 and 2011, respectively. The amount of incoming repurchase requests has remained elevated for each quarter after March 31, 2011.

Our quarters of coverage ratio showed approximately 11 quarters of coverage given our current reserve levels at March 31, 2012. This is up from approximately 10 quarters of coverage at December 31, 2011. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.

The sensitivity analysis for the loan repurchase reserve as of March 31, 2012 is as follows:

Sensitivity of Repurchase Reserve					Table 20

	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%

Reserve for originated loan repurchases	$58,349	$45,993	$35,000	$25,369	$17,101

We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of March 31, 2012 would have increased by 67% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of March 31, 2012 would have decreased by 51%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan Servicing

When we service residential mortgage loans where FNMA or FHLMC is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation and warranty, such GSE may look to the loan servicer for repurchase. If we are obligated to repurchase a loan from either FNMA or FHLMC, we seek indemnification from the counterparty that sold us the MSR, if the counterparty is a third party, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.

The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011:

Reserves for Repurchase Obligations for Loans Serviced			Table 21

	Three Months Ended
(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Balance, beginning of period	$30,364	$28,799	$30,000
Provision for changes in estimate of existing reserves	3,031	6,280	204
Net realized losses on repurchases	(2,968)	(4,715)	(1,754)

Balance, end of period	$30,427	$30,364	$28,450

Quarters of coverage ratio (1)	6	7

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.

The following is a sensitivity analysis as of March 31, 2012 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 22

	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%

Reserve for servicing repurchase losses	$33,704	$31,849	$30,427	$28,138	$26,282

We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of March 31, 2012 would have increased by 11% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of March 31, 2012 would have decreased by 14%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan in Foreclosure

Losses can arise from certain government agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in certain minimal foreclosure costs being borne by servicers. In particular, government insured loans serviced under the GNMA Guide or the FHLB Guide requires servicers to fund any foreclosure claims not otherwise covered by insurance claim funds of the U.S. Department of Housing and Urban Development and/or the U.S. Department of Veterans Affairs.

Other than foreclosure-related costs associated with servicing government insured loans, we have not entered into any servicing agreements that require us as servicer to cover foreclosure-related costs.

Funding Sources

Deposits obtained from clients are the Company’s primary source of funds for use in lending, acquisitions and other business purposes. The Company generates deposit client relationships through its consumer direct, financial center and financial intermediary distribution channels. The consumer direct channel includes Internet, email, telephone and mobile device access to product and customer support offerings. The Company’s differentiated products, integrated online financial portal and value-added account features deepen its interactions and relationships with its clients resulting in high retention rates. Borrowings have become an important funding source as the Company has grown. Other funding sources include short-term and long-term borrowings and shareholders’ equity.

Deposits

The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 23

(dollars in thousands)	March 31, 2012	December 31, 2011

Noninterest-bearing demand	$1,367,592	$1,234,615
Interest-bearing demand	2,123,042	2,124,306
Market-based money market accounts	444,667	455,204
Savings and money market accounts, excluding market-based	3,817,780	3,759,045
Market-based time	883,372	901,053
Time, excluding market-based	1,916,507	1,791,540

Total deposits	$10,552,960	$10,265,763

Our major source of funds and liquidity is our deposit base, which provides funding for our investment securities, loan and lease portfolios. We carefully manage our interest paid on deposits to control the level of interest expense we incur. The mix and type of interest-bearing and noninterest-bearing deposits in our deposit base changes due to our funding needs, marketing activities and market conditions. We have experienced significant deposit growth as a result of the increased marketing initiatives we executed as part of our growth plan.

Total deposits increased by $0.3 billion to $10.6 billion at March 31, 2012 from $10.3 billion at December 31, 2011. During the first three months of 2012, noninterest-bearing deposits increased by $0.1 billion to $1.4 billion, primarily due to an increase in escrow deposits. Interest-bearing deposits increased by $0.2 billion to $9.2 billion at March 31, 2012 from $9.0 billion at December 31, 2011. This increase in interest-bearing deposits is primarily due to growth in time deposits, savings and money market accounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

FHLB Borrowings

In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our FHLB borrowings increased by $448.8 million, or 36%, to $1.7 billion at March 31, 2012 from $1.2 billion at December 31, 2011. The increase is primarily due to the increase of loans of $609.1 million which was funded in part by FHLB advances. Additionally, wholesale funding was used to take advantage of historically low fixed borrowing rates.

The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three months ended March 31, 2012 and 2011, respectively.

Borrowed Funds	Table 24

	Three Months Ended March 31,
(dollars in thousands)	2012		2011

Fixed-rate advances:
Average daily balance	$	792,270	$	720,391
Weighted average interest rate		2.49%		3.60%
Maximum month-end amount	$	1,470,586	$	726,325
Convertible advances:
Average daily balance	$	42,571	$	44,000
Weighted-average interest rate		4.42%		4.42%
Maximum month-end amount	$	44,000	$	44,000
Overnight advances:
Average daily balance	$	226,247	$	2,222
Weighted-average interest rate		0.37%		0.47%
Maximum month-end amount	$	315,500	$	-

Trust Preferred Securities

Our outstanding trust preferred securities totaled $103.8 million at March 31, 2012 and at December 31, 2011.

Liquidity Management

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements.

Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through issuance of deposits and borrowed funds. In addition, raises of equity capital provide us with a source of liquidity. To manage fluctuations in short-term funding needs, we utilize borrowings under lines of credit with other financial institutions, such as the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal fund lines of credit with correspondent banks, and, for contingent purposes, the Federal Reserve Bank Discount Window. We also have access to term advances with the FHLB, as well as brokered certificates of deposits, for longer term liquidity needs. We believe our sources of liquidity are sufficient to meet our cash flow needs for the foreseeable future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We continued to maintain a strong liquidity position during the first quarter of 2012. Cash and cash equivalents were $384.7 million, available-for-sale investment securities were $1.9 billion, and total deposits were $10.6 billion as of March 31, 2012.

As of March 31, 2012, we had a $2.8 billion line of credit with the FHLB, of which $1.7 billion was outstanding. Based on asset size, the maximum potential line available with the FHLB was $5.2 billion at March 31, 2012, assuming eligible collateral to pledge. As of March 31, 2012, we had collateral pledged with the FRB that provided $191.3 million of borrowing capacity at the discount window, but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.

At March 31, 2012, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits and federal funds commitments was $2.1 billion and $40.0 million, with $217.9 million and $0 in outstanding borrowings, respectively.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as government regulators move closer to the final rule-making process.

Capital Management

Management, including our Board of Directors, regularly reviews our capital position to help ensure it is appropriately positioned under various operating and market environments.

2012 Capital Actions

On January 25, 2012, the Board of Directors approved a special cash dividend of $4.5 million to the holders of the Series A 6% Cumulative Convertible Preferred Stock (Series A Preferred Stock) which was paid on March 1, 2012. As a result of the special cash dividend, all shares of Series A Preferred Stock were converted into 2,801,160 shares of common stock.

On May 8, 2012, we completed the sale of $221.0 million in new common equity through the issuance and sale of 22,103,000 shares of common stock in an underwritten public offering (the Offering) at an initial price of $10.00 per share. Inclusive in those shares was 2,883,000 shares that were sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company. The Company received net proceeds of approximately $198.7 million from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses.

Capital Ratios

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

We expect that, as a result of recent developments such as the Dodd-Frank Act and Basel III, we will be subject to increasingly stringent regulatory capital requirements.

At March 31, 2012, EverBank exceeded all regulatory capital requirements and was considered to be “well-capitalized” with a Tier 1 (core) capital ratio of 7.7% and a total risk-based capital ratio of 15.2%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below shows regulatory capital and risk-weighted assets for EB at March 31, 2012 and December 31, 2011:

Regulatory Capital		Table 25

(dollars in thousands)		March 31, 2012	December 31, 2011

Shareholders’ equity		$1,099,404	$1,070,887

Less:	Goodwill and other intangibles	(17,290)	(17,642)
	Disallowed servicing asset	(40,783)	(38,925)
	Disallowed deferred tax asset	(71,302)	(71,803)
Add:	Accumulated losses on securities and cash flow hedges	86,981	105,682

Tier 1 Capital		1,057,010	1,048,199

Less:	Low-level recourse and residual interests	(20,424)	(21,587)
Add:	Allowance for loan and lease losses	78,254	77,765

Total regulatory capital		$1,114,840	$1,104,377

Risk-weighted assets		$7,311,556	$7,043,371

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios			Table 26

	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Core capital to adjusted tangible assets	$1,057,010	7.7%	$549,259	4.0%	$686,574	5.0%
Total capital to risk-weighted assets	1,114,840	15.2	584,925	8.0	731,156	10.0
Tier I capital to risk-weighted assets	1,057,010	14.5	N/A	N/A	438,693	6.0

December 31, 2011
Core capital to adjusted tangible assets	$1,048,199	8.0%	$523,256	4.0%	$654,070	5.0%
Total capital to risk-weighted assets	1,104,377	15.7	563,470	8.0	704,337	10.0
Tier I capital to risk-weighted assets	1,026,612	14.6	N/A	N/A	422,602	6.0

Restrictions on Paying Dividends

Federal banking regulations impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OCC regulates all capital distributions by EB directly or indirectly to us, including dividend payments. EB may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EB that it is subject to heightened supervision. Under the Federal Deposit Insurance Act (FDIA), an insured depository institution such as EB is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EB also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an “unsafe and unsound” banking practice.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset and Liability Management and Market Risk

Interest rate risk is our primary market risk and results from our business of investing in interest-earning assets with funds obtained from interest-bearing deposits and borrowings. Interest rate risk is defined as the risk of loss of future earnings or market value due to changes in interest rates. We are subject to this risk because:

•	assets and liabilities may mature or re-price at different times or by different amounts;

•	short-term and long-term market interest rates may change by different amounts;

•	similar term rate indices may exhibit different re-pricing characteristics; and

•	the life of assets and liabilities may shorten or lengthen as interest rates change.

Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the fair value of MSRs and other items affecting earnings. Our objective is to measure the impact of interest rate changes on our capital and earnings and manage the balance sheet in order to decrease interest rate risk.

Interest rate risk is primarily managed by the Asset and Liability Committee, or ALCO, which is composed of several of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.

Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of net portfolio value, or NPV which is defined as the present value of assets less the present value of liabilities. NPV scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The NPV does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this business hedge historically offsets most, if not all, of the heightened amortization of our MSR portfolio and other identified risks associated with declining interest rate scenarios, these factors fall outside of the NPV framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.

If NPV rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the NPV, no matter what the rate scenario. The table below shows the estimated impact on NPV of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of March 31, 2012 and December 31, 2011.

Interest Rate Sensitivity	Table 27

(dollars in thousands)	March 31, 2012		December 31, 2011
	NPV	% of Assets	NPV	% of Assets

Up 300 basis points	$1,725,045	12.9%	$1,838,181	14.3%
Up 200 basis points	1,754,373	12.8%	1,860,204	14.2%
Up 100 basis points	1,776,049	12.7%	1,830,916	13.7%
Actual	1,668,232	11.8%	1,694,353	12.5%
Down 100 basis points	1,524,264	10.7%	1,564,919	11.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The projected exposure of NPV to changes in interest rates at March 31, 2012 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.

We also enter into foreign exchange contracts; equity, foreign currency, commodity and metal indexed options; and options embedded in customer deposits to hedge our market-based deposits. The notional amounts of such derivatives were $1.1 billion, $218.9 million and $216.7 million, respectively, as of March 31, 2012.

Use of Derivatives to Manage Risk

Interest Rate Risk

An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred securities and forecasted issuances of debt. These include forward sales commitments (FSA), optional forward sales commitments (OFSA), interest rate swaps and forward interest rate swaps.

We enter into these derivative contracts with major financial institutions. Credit risk arises from the inability of these counterparties to meet the terms of the contracts. We minimize this risk through collateral arrangements, exposure limits and monitoring procedures.

Commodity and Equity Market Risk

Commodity risk represents exposures to deposit instruments linked to various commodity and metals markets. Equity market risk represents exposures to our equity-linked deposit instruments. We offer market-based deposit products consisting of MarketSafe® products, which provide investment capabilities for customers seeking portfolio diversification with respect to commodities and other indices, which are typically unavailable from our banking competitors. MarketSafe® deposits rate of return is based on the movement of a particular market index. In order to manage the risk that may occur from fluctuations in the related markets, we enter into offsetting options with exactly the same terms as the commodity and equity linked MarketSafe® deposits, which provide an economic hedge.

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to customers seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single-currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of each single-currency certificate of deposit, money market deposit instrument, or foreign exchange contract. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For more information, including the notional amount and fair value, of these derivatives, see Note 11 of the notes to condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

See the “Asset and Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, operating results, financial condition or cash flows.

In addition to the legal proceedings previously disclosed in our Registration Statement on Form S-1, we are currently subject to the following legal proceedings.

Mortgage Electronic Registration Services Related Litigation

MERS, EverHome Mortgage Company and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in May 2011 in the United States District Court for the District of Kentucky; (2) State of Ohio, ex. reI. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio and later removed to federal court; (3) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et aI. , filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (4) State of Ohio, ex. rel. Jessica Little, Prosecuting Attorney General of Brown County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in October 2011 in the court of Common Pleas for Brown County, Ohio and later removed to federal court; and (5) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys’ fees and costs. We believe the plaintiff’s claims are without merit and intend to contest all such claims vigorously.

Item 1A.   Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described below. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation.

Risks Related to Our Business

General business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recession that began in 2007 or we experience worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could hinder the U.S. economic recovery. Financial markets remain concerned about the ability of certain European countries, particularly Greece, Ireland, Portugal, Spain and Italy, to finance and service their debt. The default by any one of these countries on their debt payments could lead to weaker economic conditions in the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and

Part II.   Other Information

lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and GSEs. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and cash flows.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. Actions by the FHLB or the FRB may reduce our borrowing capacity. Additionally, we may not be able to attract deposits at competitive rates. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity or result in increased funding costs. Furthermore, we invest in several asset classes, including significant investments in MSR which may be less liquid in certain markets. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of our balance sheet to asset classes that are less liquid.

Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that are perceived as providing superior expected returns. Furthermore, an inability to increase our deposit base at all or at attractive rates would impede our ability to fund our continued growth, which could have an adverse effect on our business, results of operations and financial condition. Our ability to raise funds through deposits or borrowings could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Although we consider our sources of funds adequate for our liquidity needs, we may be compelled to seek additional sources of financing in the future. We may be required to seek additional regulatory capital through capital raising at terms that may be very dilutive to existing stockholders. Likewise, we may need to incur additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. Any borrowings, if sought, may not be available to us or, if available, may not be on favorable terms.

Our financial results are significantly affected in a number of ways by changes in interest rates, which may make our results volatile and difficult to predict from quarter to quarter.

Most of our assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Our operating results depend to a great extent on our net interest margin, which is the difference between the amount of interest income we earn and the amount of interest expense we incur. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income, and therefore our earnings, would be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other liabilities. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. A strengthening U.S. economy would be expected to cause the FRB to increase short-term interest rates, which would increase our borrowing costs and may reduce our profit margins. A sustained low interest rate environment could cause many of our loans subject to adjustable rates to reprice downward to lower interest rates, which would decrease our loan yields and reduce our profit margins.

Part II.   Other Information

Changes in interest rates also have a significant impact on our mortgage loan origination revenues. Historically, there has been an inverse correlation between the demand for mortgage loans and interest rates. Mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets on our balance sheet. Furthermore, our MSR are valued based on a number of factors, including assumptions about borrower repayment rates, which are heavily influenced by prevailing interest rates. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSR can decrease, which, in turn, may reduce earnings in the period in which the decrease occurs.

In addition, mortgage loans held for sale for which an active secondary market and readily available market prices exist and other interests we hold related to residential loan sales and securitizations are carried at fair value. The value of these assets may be negatively affected by changes in interest rates. We may not correctly or adequately hedge this risk, and even if we do hedge the risk with derivatives and other instruments, we may still incur significant losses from changes in the value of these assets or from changes in the value of the hedging instruments.

Even though originating mortgage loans, which benefit from declining rates, and servicing mortgage loans, which benefit from rising rates, can act as a “natural hedge” to soften the overall impact of changes in rates on our consolidated financial results, the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSR is generally immediate, but any offsetting revenue benefit from more originations and the MSR relating to the new loans would generally accrue over time. In addition, in recent quarters it has become apparent that even a low interest rate environment may not result in a significant increase in mortgage originations in light of other macroeconomic variable factors, declining real estate values and changes in underwriting standards resulting from the recent recession.

We enter into forward starting swaps as a hedging strategy related to our expected future issuances of debt. This hedging strategy allows us to fix the interest rate margin between our interest earning assets and our interest bearing liabilities. A continued prolonged period of lower interest rates could affect the duration of our interest earning assets and adversely impact our operations in future periods.

We may be required to make further increases in our provisions for loan and lease losses and to charge-off additional loans and leases in the future, which could adversely affect our results of operations.

The real estate market in the United States since late 2007 has been characterized by high delinquency rates and price deterioration. Despite historically low interest rates beginning in 2008, higher credit standards, weak employment, slow economic growth and an overall de-leveraging in the residential and commercial sectors have perpetuated these trends. We maintain an allowance for loan and lease losses, which is a reserve established through a provision for loan and lease loss expense that represents management’s best estimate of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s judgment with respect to:

•	continuing evaluation of specific credit risks;

•	loan loss experience;

•	current loan and lease portfolio quality;

•	present economic, political and regulatory conditions;

•	industry concentrations; and

•	other unidentified losses inherent in the current loan portfolio.

The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans

Part II.   Other Information

and other factors both within and outside of our control, may require an increase in the allowance for loan and lease losses. If current trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans.

In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, residential mortgage-backed securities and on MSR.

The U.S. government, through the FRB, the Federal Housing Authority (FHA) and the FDIC, has initiated a number of loss mitigation programs designed to afford relief to homeowners facing foreclosure and to assist borrowers whose home value is less than the principal on their mortgage, including the Home Affordable Modification Program (HAMP) which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (H4H Program) which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinancing Program (HARP) which make it easier for borrowers to refinance at lower interest rates. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our portfolio of MBS and on the value of our MSR. Our MSR is valued based on a number of factors, including assumptions about borrower repayment rates and costs of servicing. If the interest rate on a mortgage is adjusted, or if a borrower is permitted to refinance at a lower rate, or the costs of servicing or costs of foreclosures increase, the value of our MSR with respect to that mortgage can decrease, which, in turn, may reduce earnings in the period in which the decrease occurs. In addition, increases in our servicing costs from changes to our foreclosure and other servicing practices, including resulting from the consent orders, adversely affects the fair value of our MSR.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans and a high percentage of these loans are secured by properties located in Florida.

Many analysts and economists are predicting that commercial mortgage loans could continue to see further deterioration. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure to pay on time by our customers would adversely affect our results of operations and cash flows.

As a result of our 2010 acquisition of the banking operations of Bank of Florida in an FDIC-assisted transaction, we have increased our exposure to risks related to economic conditions in Florida. Unlike our residential mortgage loan portfolio, which is more geographically diverse, our commercial loans are secured by properties located in Florida. Florida has experienced a deeper recession and more dramatic slowdown in economic activity than other states and the decline in real estate values in Florida has been significantly higher than the national average. Our concentration of commercial loans in this state subjects us to risk that a further downturn in the local economy could result in increases in delinquencies and foreclosures or losses on these loans. In addition, the occurrence of natural disasters

Part II.   Other Information

in Florida, such as hurricanes, or man-made disasters, such as the BP oil spill in the Gulf of Mexico, could result in a decline in the value or destruction of our mortgaged properties and an increase in the risk of delinquencies or foreclosures. Losses we may experience on loans acquired from Bank of Florida may be covered by loss sharing agreements we entered into with the FDIC in connection with the acquisition. Nevertheless, these factors could have a material adverse effect on our business, financial position, results of operations and cash flows.

Conditions in the real estate market and higher than normal delinquency and default rates could adversely affect our business.

The origination and servicing of residential mortgages is a significant component of our business and our earnings have been and may continue to be adversely affected by weak real estate markets and historically high delinquency and default rates. Mortgage origination volume has been low in recent fiscal periods compared to historical levels (and refinancing activity in particular) and may remain low for the foreseeable future even if economic trends improve, particularly if interest rates significantly rise and more restrictive underwriting standards persist.

If the frequency and severity of our loan delinquencies and default rates increase, we could experience losses on loans held for investment and on newly originated or purchased loans that we hold for sale. We may need to further increase our reserves for foreclosures if foreclosure rates increase.

Continued or worsening conditions in the real estate market and higher than normal delinquency and default rates on loans have other adverse consequences for our mortgage banking business, including:

•

cash flows and capital resources are reduced, as we are required to make cash advances to meet contractual obligations to investors, process foreclosures, maintain, repair and market foreclosed properties;

•	mortgage service fee revenues decline because we recognize these revenues only upon collection;

•	net interest income may decline and interest expense may increase due to lower average cash and capital balances and higher capital funding requirements;

•	mortgage and loan servicing costs rise;

•	an inability to sell our MSR in the capital markets due to reduced liquidity;

•	amortization and impairment charges on our MSR increase; and

•	realized and unrealized losses on and declines in the liquidity of securities held in our investment portfolio that are collateralized by mortgage obligations.

We may be required to repurchase mortgage loans with identified defects, indemnify the investor or guarantor, or reimburse the investor for credit loss incurred on the loan in the event of a material breach of representations or warranties.

We may be required to repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties, from our sales of loans we originate and servicing of loans originated by other parties. We conduct these activities under contractual provisions that include various representations and warranties which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and similar matters. We may be required to repurchase mortgage loans with identified defects, indemnify the investor or guarantor, or reimburse the investor for credit loss incurred on the loan in the event of a material breach of such contractual representations or warranties.

We experienced increased levels of repurchase demands in 2012 as compared to prior periods, which has led to material increases in our loan repurchase reserves and we may need to increase such reserves in the future, which would adversely affect net income.

In addition, we also service residential mortgage loans where a GSE is the owner of the underlying mortgage loan asset. Prior to late 2009, we had not historically experienced a significant

Part II.   Other Information

amount of repurchases related to the servicing of mortgage loans as we were indemnified by the seller of the servicing rights but due to the failures of several of our counterparties, we have since experienced losses related to the repurchase of loans from GSEs and subsequent disposal or payment demands from the GSEs.

If future repurchase demands remain at heightened levels or increase further or the severity of the repurchase requests increases, or our success at appealing repurchase or other requests differs from past experience, we may need to further increase our loan repurchase reserves, and increased repurchase obligations could adversely affect our financial position and results of operations.

Our concentration of mass-affluent customers and so-called “jumbo” mortgages in our residential mortgage portfolio makes us particularly vulnerable to a downturn in high-end real estate values and economic factors disproportionately affecting affluent consumers of financial services.

The Federal Housing Administration, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” loans, which may not exceed certain principal amount thresholds. A portion of our residential mortgage loans held for investment is comprised of so-called “jumbo” loans based on the current threshold in most states and a portion of the carrying value of our securities portfolio is comprised of residential nonagency investment securities, substantially all of which are backed by jumbo loans. Jumbo loans have principal balances exceeding the thresholds of the agencies described above, and tend to be less liquid than conforming loans, which may make it more difficult for us to rapidly rebalance our portfolio and risk profile than is the case for financial institutions with higher concentrations of conforming loan assets. Due to macroeconomic conditions, jumbo mortgage loans have, in recent periods, experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than conforming mortgage loans. In such event, liquidity in the capital markets for such assets could be diminished and we could be faced with increased losses and an inability to dispose of such assets.

Hedging strategies that we use to manage our mortgage pipeline may be ineffective to mitigate the risk of changes in interest rates.

We typically use derivatives and other instruments to hedge a portion of our mortgage banking interest rate risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates, London Interbank Offered Rate (LIBOR) or Eurodollars that may not perfectly correlate with the value or income being hedged. Our mortgage pipeline consists of our commitments to purchase mortgage loans, or interest rate locks, and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the customer locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements, selling forward Fannie Mae or Freddie Mac MBS or using other derivative instruments to hedge loan commitments and to create fair value hedges against the funded loan portfolios. We generally do not hedge all of the interest rate risk on our mortgage portfolio and have not historically hedged the risk of changes in the fair value of our MSR resulting from changes in interest rates. To the extent we fail to appropriately reduce our exposure to interest rate changes, our financial results may be adversely affected.

We could recognize realized and unrealized losses on securities held in our securities portfolio, particularly if economic and market conditions deteriorate.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. Any of these factors could cause an other-than-temporary impairment in

Part II.   Other Information

future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

We may experience higher delinquencies on our equipment leases and reductions in the resale value of leased equipment.

In connection with the acquisition of Tygris, we acquired a significant portfolio of equipment leases. Although we purchased these leases at a discount, they were not subjected to our credit standards. The non-impaired leases we acquired may become impaired and the impaired leases may suffer further deterioration in value, resulting in additional charge-offs to this portfolio. Fluctuations in national, regional and local economic conditions may increase the level of charge-offs that we make to our lease portfolio, and, consequently, reduce our net income. Although a significant portion of these losses will be satisfied out of escrowed portions of the purchase price paid by us, we are not protected for all losses and any charge-off of related losses that we experience will negatively impact our results of operations.

The realization of equipment values (i.e., residual values) during the life and at the end of the term of a lease is an important element of our commercial finance business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date. A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual or excessive wear-and-tear on the equipment, recession or other adverse economic conditions, or other factors, would adversely affect the current or the residual values of such equipment. Further, certain equipment residual values are dependent on the manufacturer’s or vendor’s warranties, reputation and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, we may not realize our estimated residual values for equipment. If we are unable to realize the expected value of a substantial portion of the equipment under lease, our business could be adversely affected.

We may become subject to a number of risks if we elect to pursue acquisitions and may not be able to acquire and integrate acquisition targets successfully if we choose to do so.

As we have done in the past, we may pursue acquisitions as part of our growth strategy. We may consider acquisitions of loans or securities portfolios, lending or leasing firms, commercial and small business lenders, residential lenders, direct banks, banks or bank branches (whether in FDIC-assisted or unassisted transactions), wealth and investment management firms, securities brokerage firms, specialty finance or other financial services-related companies. We expect that competition for suitable acquisition targets may be significant. Additionally, we must generally receive federal regulatory approval before we can acquire an institution or business. Such regulatory approval may be denied or, if granted, could be subject to conditions that materially affect the terms of the acquisition or our ability to capture some of the opportunities presented by the acquisition. We may not be able to successfully identify and acquire suitable acquisition targets on terms and conditions we consider to be acceptable.

Even if suitable candidates are identified and we succeed in consummating these transactions, acquisitions involve risks that may adversely affect our market value and profitability. These risks include, among other things: credit risk associated with acquired loans and investments; retaining, attracting and integrating personnel; loss of customers; reputational risks; difficulties in integrating or operating acquired businesses or assets; and potential disruption of our ongoing business operations and diversion of management’s attention. Through our acquisitions we may also assume unknown or undisclosed liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, adequate due diligence and indemnification provisions, we cannot be certain that the due diligence we have conducted is adequate or that the indemnification provisions and other risk mitigants we put in place will be sufficient.

Part II.   Other Information

In addition, FDIC-assisted acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks, such as sharing in the exposure to loan losses and providing indemnification against certain liabilities of a failed institution. However, because these acquisitions are typically conducted by the FDIC in a manner that does not allow the time normally associated with preparing for the integration of an acquired institution, we may face additional risks in FDIC-assisted transactions. These risks include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. We may not be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome these risks could have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

We may become subject to additional risks as a result of our recent acquisition of MetLife Bank’s warehouse finance business.

Although we believe the recent acquisition of MetLife Bank’s warehouse finance business represented an attractive opportunity to expand our business, any new business operation we acquire could expose us to additional fraud and counterparty risk which we may fail to adequately address. For example, our underwriting, operational controls and risk mitigants may fail to prevent or detect fraud or collusion with multiple parties which could result in losses that would affect our financial results. Since warehouse loans are typically larger than residential mortgage loans, the systemic deterioration of one or a few of these loans could cause an increase in non-performing loans. Our proposed structural agreements to minimize counterparty risk could be ineffective. Additionally, warehouse counterparties may become subject to repurchase demands by investors which could adversely affect their financial position.

We may have to take ownership of mortgage loans not directly underwritten by us if the mortgage broker is unable to sell them to investors and repay its underlying note with us. There is no guarantee that an active or liquid market for the types of loans we would be forced to sell will exist which could result in losses.

Concern of customers over deposit insurance may cause a decrease in deposits.

With on-going concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly mass-affluent customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with our bank is fully insured and may place them in other institutions or make investments that are perceived as being more secure, such as securities issued by the U.S. Treasury. We may be forced by such activity to pay higher interest rates to retain deposits, which may constrain our liquidity as we seek to meet funding needs caused by reduced deposit levels, which could have a material adverse effect on our business.

Our ability to rely on brokered deposits as a part of our funding strategy may be limited.

Deposits raised by EverBank continue to be a key part of our funding strategy. Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition of prior approval requirements or restrictions on deposit growth through brokered channels, or restrictions on our rates offered. In addition, as a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, in order to grow our deposit base, we will need to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, capital and effort to implement. Further, we are likely to face significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs. If EverBank is unable to develop new channels of deposit origination, it could have a material adverse effect on our business, results of operations, and financial position.

Part II.   Other Information

We are exposed to risks associated with our Internet-based systems and online commerce security, including “hacking” and “identity theft.”

We operate primarily as an online bank with a small number of financial center locations and, as such, we conduct a substantial portion of our business over the Internet. We rely heavily upon data processing, including loan servicing and deposit processing, software, communications and information systems from a number of third parties to conduct our business.

Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we are in compliance with all applicable privacy and data security laws, an incident could put our customer confidential information at risk.

Although we have not experienced a cyber incident which has been successful in compromising our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of cyber threats.

A breach in the security of any of our information systems, or other cyber incident, could have an adverse impact on, among other things, our revenue, ability to attract and maintain customers and business reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection, or related to remediation. Furthermore our customers could incorrectly blame us and terminate their account with us for a cyber incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

Our business may be impaired if a third party infringes on our intellectual property rights.

Our business depends heavily upon intellectual property that we have developed or will develop in the future. Monitoring infringement of intellectual property rights is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. In the past, we have had to engage in enforcement actions to protect our domain names from theft, including administrative proceedings. We may in the future be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights. Intellectual property theft on the Internet is relatively widespread, and individuals anywhere in the world can purchase infringing domains or use our service marks on their pay-per-click sites to draw customers for competitors while exploiting our service marks. To the extent that we are unable to rapidly locate and stop an infringement, our intellectual property assets may become devalued and our brand may be tarnished. Third parties may also challenge, invalidate or circumvent our intellectual property rights and protections, registrations and licenses. Intellectual property litigation is expensive, and the outcome of any action is often highly uncertain.

We may become involved in intellectual property or other disputes that could harm our business.

Third parties may assert claims against us, asserting that our marks, services, associated content in any medium, or software applications infringe on their intellectual property rights. The laws and regulations governing intellectual property rights are continually evolving and subject to differing interpretations. Trademark owners often engage in litigation in state or federal courts or oppositions in the United States Patent and Trademark Office as a strategy to broaden the scope of their trademark rights. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek to obtain a license of the other party’s intellectual property rights. We also could lose the expected future benefit of our marketing and advertising spending. Moreover, we may be prohibited from providing our services or using content that incorporates the challenged intellectual property.

Part II.   Other Information

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, custody, counterparty or other relationships. At various times, we may have significant exposure to a relatively small group of counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional customers. Many of these transactions expose us to credit risk in the event of default of a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Losses suffered through such increased credit risk exposure could have a material adverse effect on our financial condition, results of operations and cash flows.

We face increased risks with respect to our WorldCurrency® and other market-based deposit products.

We offer market-based deposits, the significant majority of which are WorldCurrency® deposits. Many of our WorldCurrency® depositors have chosen that family of products in order to diversify their portfolios with respect to foreign currencies. Appreciation of the U.S. dollar relative to foreign currencies, political and economic disruptions in foreign markets or significant changes in commodity prices or securities indices could significantly reduce the demand for our WorldCurrency® and other market-based products as well as a devaluation of these deposit balances, which could have a material adverse effect on our liquidity and results of operations. In addition, although we routinely use derivatives to offset changes to our deposit obligations due to fluctuations in currency exchange rates, commodity prices or securities indices to which these products are linked, these derivatives may not be effective. To the extent that these derivatives do not offset changes to our deposit obligations, our financial results may be adversely affected. Furthermore, these rates, prices and indices are subject to significant changes due to factors beyond our control, which may subject us to additional risks.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include Internet banks and national, regional and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loan institutions, credit unions, mortgage companies, other finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can (unless laws are changed) merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures.

In addition, many of our competitors have significantly more physical branch locations than we do, which may be an important factor to potential customers. Because we offer our services over the Internet, we compete nationally for customers against financial institutions ranging from small community banks to the largest international financial institutions. Many of our competitors continue to have access to greater financial resources than we have, which allows them to invest in technological improvements. Failure to successfully keep pace with technological change affecting the financial services industry could place us at a competitive disadvantage.

Our historical growth rate and performance may not be indicative of our future growth or financial results.

Our historical growth must be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in unprecedented asset acquisition opportunities. When evaluating our historical growth and prospects for future growth, it is also important to consider that while our business philosophy has remained relatively constant over time, our mix of business, distribution channels and areas of focus have changed frequently and dramatically over the last several years. Historically, we have entered and

Part II.   Other Information

exited lines of business to adapt to changing market conditions and perceived opportunities, and may continue to do so in future periods. For example, we are currently seeking to expand our wealth management line of business. Although we have a track record of successfully offering investment-oriented deposit products, we have limited operational experience in wealth management. Our resources, personnel and expertise may prove to be insufficient to execute our wealth management strategy, which could impact our future earnings and the retention of high net worth customers. Moreover, our dynamic business model makes it difficult to assess our prospects for future growth.

In recent fiscal periods, we have completed several significant transactions, including the acquisitions of Tygris and Bank of Florida in 2010, the acquisition of a number of residential mortgage loan and securities portfolios in 2008 and 2009 and the divestiture of our reverse mortgage operations in 2008. These transactions, along with equity capital infusions, have significantly expanded our asset and capital base, product mix and distribution channels. We also benefited from significant purchase price discounts from these transactions, which are highly accretive to our earnings and which may not be available in the future. Over the longer-term, we expect margins on loans to revert to longer-term historical levels.

We have historically generated a significant amount of fee income through the origination and servicing of residential mortgage loans. Fundamental changes in bank regulations and the mortgage industry, unusually weak economic conditions and the historically low interest rate environment that has characterized the last several fiscal quarters make it difficult to predict our future results or draw meaningful comparisons between our historical results and our results in future fiscal periods. We materially increased our investments in residential MSR from 2008 through the first quarter of 2010. During that time, we also significantly increased our investments in nonagency residential collateralized mortgage obligation securities, or CMOs. Due to concentration limits we adopted pursuant to new regulatory constraints and possible future regulatory guidance, our concentration in such asset classes has been reduced. We may not be able to achieve similar performance from alternative asset classes in the future.

We may not be able to sustain our historical rate of growth or grow our business at all. Because of the tremendous amount of uncertainty in the general economy and with respect to the effectiveness of recent governmental intervention in the credit markets and mortgage lending industry, as well as increased delinquencies, continued home price deterioration and lower home sales volume, it will be difficult for us to replicate our historical earnings growth as we continue to expand. We have benefited from the recent low interest rate environment, which has provided us with high net interest margins which we use to grow our business. Higher rates would compress our margins and may impact our ability to grow. Consequently, our historical results of operations will not necessarily be indicative of our future operations.

We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.

Our future success significantly depends on the continued services and performance of our key management personnel. We believe our management team’s depth and breadth of experience in the banking industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of the services of members of our senior management team or other key employees or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business, financial position, results of operations and cash flows.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation.

Part II.   Other Information

We may be exposed to unrecoverable losses on the loans acquired in the Bank of Florida acquisition, despite the loss sharing agreements we have with the FDIC.

Although we acquired the loan assets of Bank of Florida at a substantial discount and we have entered into loss sharing agreements which provide that the FDIC will bear 80% of losses on such assets in excess of $385.6 million, we are not protected from all such losses. The FDIC has the right to refuse or delay payment for such loan losses if the loss sharing agreements are not managed in accordance with their terms. Additionally, the loss sharing agreements have limited terms; therefore, any losses that we experience after the terms of the loss sharing agreements have ended will not be recoverable from the FDIC, which would negatively impact our net income.

The acquisition of assets and liabilities of financial institutions in FDIC-sponsored or assisted transactions involves risks similar to those faced in unassisted acquisitions, even though the FDIC might provide assistance to mitigate certain risks (e.g., entering into loss sharing arrangements). However, because such acquisitions are structured in a manner that does not allow the time normally associated with evaluating and preparing for the integration of an acquired institution, we face the additional risk that the anticipated benefits of such an acquisition may not be realized fully or at all, or within the time period expected.

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of the Bank of Florida acquisition.

Certain provisions of the loss sharing agreements entered into with the FDIC in connection with the Bank of Florida acquisition may have anti-takeover effects and could limit our ability to engage in certain strategic transactions our Board of Directors believes would be in the best interests of stockholders.

The FDIC’s agreement to bear 80% of qualifying losses in excess of $385.6 million on single family residential loans for ten years and all other loans for five years is a significant advantage for us and a feature of the Bank of Florida acquisition without which we would not have entered into the transaction. Our agreement with the FDIC requires that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement.

Among other things, prior FDIC consent is required for (1) a merger or consolidation of us or EverBank with or into another company if our stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of EverBank and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of us, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of our voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of more than 25% of our voting securities). Although our Amended and Restated Certificate of Incorporation contains a provision that, with reference to the Change in Bank Control Act, restricts any person from acquiring control of us, or more than 9.9% of our voting securities, without the prior approval of our Board of Directors, such an acquisition by stockholders could occur beyond our control. If we or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on our financial condition, results of operations and cash flows.

Regulatory and Legal Risks

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect customers, depositors, the Deposit Insurance Fund (DIF) and the

Part II.   Other Information

overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that EverBank can pay to us, restrict the ability of institutions to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets, and, to the extent that we participate in any programs established or to be established by the U.S. Treasury or by the federal bank regulatory agencies, there will be additional and changing requirements and conditions imposed on us. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our common stock.

Federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

On April 13, 2011, we and EverBank each entered into a consent order with the OTS with respect to EverBank’s mortgage foreclosure practices and our oversight of those practices. The consent orders require, among other things, that we establish a new compliance program for our mortgage servicing and foreclosure operations and that we ensure that we have dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. We are also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate. We are working to fulfill the requirements of the consent orders. In response to the consent orders, we have established an oversight committee to monitor the implementation of the actions required by the consent orders. Furthermore, we have enhanced and updated several policies, procedures, processes and controls to help ensure the mitigation of the findings of the consent orders, and submitted them to the FRB and the OCC (the applicable successors to the OTS) for review. In addition, we have enhanced our third-party vendor management system and our compliance program, hired additional personnel and retained an independent firm to conduct foreclosure reviews.

In addition to the horizontal review, other government agencies, including state attorneys general and the U.S. Department of Justice, investigated various mortgage related practices of certain servicers, some of which practices were also the subject of the horizontal review. In March 2012, the U.S. Department of Justice, the Department of Housing and Urban Development and 50 state attorneys general entered into separate consent judgments with five major mortgage servicers with respect to these matters. In total, the five mortgage servicers agreed to $25 billion in borrower restitution assistance and refinancing. Monetary sanctions imposed by the federal banking agencies as a consequence of the horizontal review are being held in abeyance, subject to provision of borrower assistance and remediation under the consent judgments. We understand certain other institutions subject to the consent decrees with the banking regulators announced in April 2011 recently have been contacted by the U.S. Department of Justice and state attorneys general regarding a settlement. If an investigation of EverBank were to occur, it could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), other enforcement actions or additional litigation, and could result in significant legal costs in responding to governmental investigations and additional litigation. In addition, the federal banking agencies may impose civil monetary penalties on the remaining banks that were subject to the horizontal review as part of such an investigation or independently but have not indicated what the amount of any such penalties would be. Any other requirements or remedies or penalties that may be imposed on us as a result of the horizontal review or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our common stock.

Part II.   Other Information

We expect that mortgage-related assessments and waivers, costs, including compensatory fees assessed by the GSEs, and other costs associated with foreclosures will remain elevated as additional loans are delayed in the foreclosure process. This will likely continue to increase noninterest expenses, including increasing default servicing costs and legal expenses. In addition, changes to our processes and policies, including those required under the consent orders with federal bank regulators, are likely to result in further increases in our default servicing costs over the longer term. Delays in foreclosure sales may result in additional costs associated with the maintenance of properties or possible home price declines, result in a greater number of nonperforming loans and increased servicing advances and may adversely affect the collectability of such advances and the value of our MSR asset and real estate owned properties. In addition, the valuation of certain of our agency residential MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows.

In addition, under the Dodd-Frank Act, as of July 21, 2011, the functions and personnel of the OTS were transferred among the OCC, FDIC and FRB. As a result, the OTS no longer supervises or regulates savings associations or savings and loan holding companies. The supervision of federal thrifts, such as EverBank, was transferred to the OCC, and the supervision of thrift holding companies, such as us, was transferred to the FRB. A number of steps have been made and will be taken by the FRB to align the regulation and supervision of thrift holding companies more closely with that of bank holding companies. As a result of this change in supervision and related requirements, we are subject to new and uncertain examination and reporting requirements that could be more stringent than the OTS examinations we have had historically.

Governmental and other actions relating to recording mortgages in the name of MERS may have adverse consequences on us.

Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgages loans. There has been significant public commentary regarding the industry practice of recording mortgages in the name of Mortgage Electronic Registration Systems, Inc. (MERS) as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors. A component of the consent orders described above requires significant changes in the manner in which we service loans identifying MERS as the mortgagee. Additionally, certain local and state governments have commenced legal actions against MERS and certain MERS members, questioning the validity of the MERS model. Other challenges have also been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could ‘break the chain of title’ and cloud the ownership of the loan. If certain required documents are missing or defective, or if the use of MERS is found not to be valid, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses in servicing mortgages. Our use of MERS as nominee for mortgages may also create reputational and other risks for us.

Part II.   Other Information

The enactment of the Dodd-Frank Act may have a material effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes in the thrift supervisory structure;

•	changes to regulatory capital requirements;

•	creation of new governmental agencies with authority over our operations including the Consumer Financial Protection Bureau (CFPB);

•	limitation on federal preemption; and

•	changes to mortgage loan origination and risk retention practices.

As noted above, the Dodd-Frank Act has changed the regulatory and supervisory framework governing federal thrifts and thrift holding companies, and as a result of this change in supervision and related requirements, we are subject to new and uncertain examination and reporting requirements that could be more stringent than our historic OTS examinations. It is also expected that the FRB will impose regulatory capital requirements on thrift holding companies, such as us, which have not been historically subject to such requirements.

The Dodd-Frank Act also includes numerous provisions that impact mortgage origination. Under the Dodd-Frank Act, the loss of federal preemption for operating subsidiaries and agents of national banks and federal thrifts, as well as changes to the compensation and compliance obligations of independent mortgage brokers, could change the manner in which our mortgage loans are originated. For example, we originate some of our mortgages through mortgage brokers not affiliated with us. As a result of the Dodd-Frank Act, there will likely be fewer independent, nonbank mortgage brokers and lenders. A reduction in the number of independent mortgage brokers may adversely affect our mortgage volume and, thus, our revenues and earnings. In addition, in April 2012 the CFPB announced that it is considering adopting new standards that would require servicers (i) to maintain reasonable information management policies and procedures, (ii) to intervene early with troubled and delinquent borrowers and (iii) to ensure staff who deals with a homeowner have access to records about that homeowner, including records of the homeowner’s previous communications with the servicer. These proposals, if adopted, or any other standards or rules adopted by the CFPB in the future may impose greater restrictions on our operations.

In addition, the Dodd-Frank Act contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments. While it is generally understood that these limitations are not intended to restrict hedging activities, the impact of the statutory limitations on our ability to conduct our hedging strategies will not be clear until the implementing regulations have been promulgated.

The Dodd-Frank Act currently impacts, or may impact in the future, other aspects of our operations and activities.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules for non-Basel U.S. banks is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. When implemented by U.S. banking authorities, which have expressed support for the new capital standards, we expect Basel III will eventually preclude us from including certain assets in our regulatory capital ratios, including MSR. MSR currently comprise a significant portion of our regulatory capital.

We are highly dependent upon programs administered by government agencies or government-sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae, to generate liquidity in

Part II.   Other Information

connection with our conforming mortgage loans. Any changes in existing U.S. government or government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations and cash flows.

Our ability to generate revenues through securities issuances guaranteed by Ginnie Mae, or GNMA, and through mortgage loan sales to GSEs such as Fannie Mae and Freddie Mac (as well as to other institutional investors), depends to a significant degree on programs administered by those entities. The GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Many of the loans that we originate are conforming loans that qualify under existing standards for sale to the GSEs or for guarantee by GNMA. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on all loans sold to them that are pooled into securities, in exchange for our payment of guaranty fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial position, results of operations and cash flows.

Because nearly all other non-governmental participants providing liquidity in the secondary mortgage market left that market during the mortgage financial crisis, the GSEs have been the only significant purchasers of residential mortgage loans. It remains unclear when private investors may begin to re-enter the market in a meaningful way. As described above, GSEs (which are in conservatorship, with heavy capital support from the U.S. government, and subject to serious speculation about their future structure, if any) may not be able to provide the substantial liquidity upon which our residential mortgage loan business relies.

Federal, state and local consumer lending laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending, servicing and loan investment activities. They increase our cost of doing business, and ultimately may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

Legislative action regarding foreclosures or bankruptcy laws may negatively impact our business.

Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MSR. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which is likely to negatively impact our business, financial condition, liquidity and results of operations.

We are exposed to environmental liabilities with respect to properties that we take title to upon foreclosure that could increase our costs of doing business and harm our results of operations.

In the course of our activities, we may foreclose and take title to residential and commercial properties and become subject to environmental liabilities with respect to those properties. The laws and regulations related to environmental contamination often impose liability without regard to responsibility for the contamination. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with

Part II.   Other Information

environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and fluctuate substantially.

Since our common stock has only recently been publicly traded it is difficult to predict the future volatility of the trading price of our stock as compared to the broader stock market indices. Our share price may be volatile for several reasons. We are currently operating through a protracted period of historically low interest rates that will not be sustained indefinitely. Recent and pending legislative, regulatory, monetary and political developments have led to a high level of uncertainty, and these factors could have profound implications for the banking industry and the outlook for our future profitability. In addition, our business model is highly adaptive. In the past, we have rapidly entered and exited lines of business as circumstances have changed and this practice may continue, which could lead to higher levels of volatility in our share price as compared to other financial institutions that conduct business in more predictable ways.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. The price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

If any of the analysts who elect to cover us downgrades our stock, our stock price would likely decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Our ability to pay dividends is subject to regulatory limitations and to the extent we are not able to access those funds, may impair our ability to accomplish our growth strategy and pay our operating expenses.

Although we intend to pay an initial quarterly cash dividend to our stockholders, we have no obligation to do so and may change our dividend policy at any time without notice to our stockholders. Further, as a holding company separate and distinct from EverBank, our only bank subsidiary, with no significant assets other than EverBank’s capital stock, we will need to depend upon dividends from EverBank for substantially all of our income. Accordingly, our ability to pay dividends and cover operating expenses depends primarily upon the receipt of dividends or other capital distributions from EverBank. EverBank’s ability to pay dividends to us is subject to, among other things, its earnings, financial condition and need for funds, as well as federal and state governmental policies and regulations applicable to us and EverBank, including the statutory requirement that we serve as a source of financial strength for EverBank, which limit the amount that may be paid as dividends without prior regulatory approval. Additionally, if EverBank’s earnings are not sufficient to pay dividends to us while maintaining adequate capital levels, we may not be able to pay dividends to our stockholders.

Part II.   Other Information

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and listing requirements of the NYSE. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Compliance with these rules and regulations will result in significant increases in legal, accounting and other expenses.

The need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. Moreover, we strive to maintain a work environment that reinforces our culture of collaboration, motivation and disciplined growth strategy. The effects of becoming public, including potential changes in our historical business practices, which focused on long-term growth instead of short-term gains, could adversely affect this culture. In connection with the audit for the year ended December 31, 2010, a material weakness was identified, however, this weakness was remediated in 2011 and there were no material weaknesses identified for the year ended December 31, 2011. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we will file with the SEC, and will likely require in the same report, a report by our independent auditors on the effectiveness of our internal control over financial reporting. However, as an “emerging growth company” as defined by the recently enacted JOBS Act, our independent auditors will not be required to furnish such an assessment until we no longer qualify as an emerging growth company. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. We may not be able to remediate any future deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. Further, we may take advantage of other exemptions afforded to “emerging growth companies” from time to time.

We are an emerging growth company within the meaning of the JOBS Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company” within the meaning of the JOBS Act. As a result we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we intend to take advantage of the benefits of this extended transition period. To the extent we choose to do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Part II.   Other Information

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market, including shares which might be offered for sale by our existing stockholders. The perception that these sales might occur could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Anti-takeover provisions could adversely affect our stockholders.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•

limit the ability of a person to own, control or have the power to vote more than 9.9% of our voting securities, in order to prevent any potential termination of protection under the loss sharing agreements we have with the FDIC in connection with the Bank of Florida acquisition;

•	establish a classified board of directors, with directors of each class serving a three-year term;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws.

In addition, there are substantial regulatory limitations on changes of control of savings and loan holding companies and federal savings associations. Any company that acquires control of a savings association becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB. “Control,” as defined under federal banking regulations, includes ownership or control of shares, or holding irrevocable proxies (or a combination thereof), representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the FRB that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Further, an acquisition of 10% or more of our common stock creates a rebuttable presumption of “control” under federal banking regulations. These provisions could make it more difficult for a third party to acquire EverBank or us even if such an acquisition might be in the best interest of our stockholders.

Part II.   Other Information

Item 6. Exhibits

A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EverBank Financial Corp

Date: May 30, 2012	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2012	/s/ Steven J. Fischer
Steven J. Fischer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 8, 2012, by and between EverBank Financial Corp, a Florida corporation, and EverBank Financial Corp, a Delaware corporation.**

3.1	Amended and Restated Certificate of Incorporation of EverBank Financial Corp**

3.2	Amended and Restated Bylaws of EverBank Financial Corp**

4.1	Specimen stock certificate of EverBank Financial Corp (filed as Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on February 7, 2011 and incorporated herein by reference).

4.2	First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated May 25, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due August 23, 2035.

4.3	First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated September 28, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due November 23, 2035.

4.4	First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated March 30, 2007 pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 15, 2037.

4.5	First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated June 21, 2007 pursuant to which EverBank Financial Corp (Florida) issued $13,403,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due September 15, 2037.

4.6	Second Supplemental Indenture (Alliance Capital Partners Statutory Trust I), dated May 8, 2012, by and among U.S. Bank National Association, as successor in interest to State Street Bank and Trust Company of Connecticut, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 31, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Floating Rate Junior Subordinated Deferrable Interest Debentures.

4.7	Second Supplemental Indenture, dated May 8, 2012, by and among the Bank of New York Mellon (formerly known as The Bank of New York, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 16, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its 10.25% Junior Subordinated Deferrable Interest Debentures due July 25, 2031.

4.8	Second Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 29, 2004, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Junior Subordinated Debt Securities due January 2, 2005.

4.9	First Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 14, 2006 pursuant to which EverBank Financial Corp (Florida) issued $20,619,000 of its Junior Subordinated Debt Securities due December 15, 2036.

10.1

EverBank Financial Corp First Amended and Restated 2005 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Form S-1/A filed with the SEC on November 12, 2012 and incorporated herein by reference).

10.2	EverBank Financial Corp 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.26 to the Company’s Form S-1/A filed with the SEC on February 7, 2011 and incorporated herein by reference).

10.3	EverBank Financial Corp 2011 Executive Incentive Plan (filed as Exhibit 10.27 to the Company’s Form S-1/A filed with the SEC on January 21, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Company’s 10-Q for the period ended March 31, 2012,

formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith.