Form 10-Q
period 2012-06-30
EverBank Financial Corp
filed 2012-08-03
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of July 31, 2012, there were 116,543,563 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$39,689	$31,441
Interest-bearing deposits in banks	478,543	263,540
Total cash and cash equivalents	518,232	294,981
Investment securities:
Available for sale, at fair value	1,850,526	1,903,922
Held to maturity (fair value of $196,382 and $194,350 as of June 30, 2012 and December 31, 2011, respectively)	190,615	189,518
Other investments	133,282	98,392
Total investment securities	2,174,423	2,191,832
Loans held for sale (includes $1,105,985 and $777,280 carried at fair value as of June 30, 2012 and December 31, 2011, respectively)	3,178,597	2,725,286
Loans and leases held for investment:
Covered by loss share or indemnification agreements	727,708	841,146
Not covered by loss share or indemnification agreements	7,057,722	5,678,135
Loans and leases held for investment, net of unearned income	7,785,430	6,519,281
Allowance for loan and lease losses	(77,393)	(77,765)
Total loans and leases held for investment, net	7,708,037	6,441,516
Equipment under operating leases, net	61,811	56,399
Mortgage servicing rights (MSR), net	415,962	489,496
Deferred income taxes, net	163,561	151,634
Premises and equipment, net	52,037	43,738
Other assets	768,164	646,796
Total Assets	$15,040,824	$13,041,678
Liabilities
Deposits:
Noninterest-bearing	$1,356,769	$1,234,615
Interest-bearing	9,446,974	9,031,148
Total deposits	10,803,743	10,265,763
Other borrowings	2,503,636	1,257,879
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	448,326	446,621
Total Liabilities	13,859,455	12,074,013
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6% Cumulative Convertible Preferred Stock, $0.01 par value (1,000,000 shares authorized and 186,744 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at June 30, 2012) (Note 9)	—	2
Series B 4% Cumulative Convertible Preferred Stock, $0.01 par value (liquidation preference of $1,000 per share; 1,000,000 shares authorized inclusive of Series A Preferred Stock and 136,544 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at June 30, 2012) (Note 9)	—	1
Common Stock, $0.01 par value (500,000,000 and 150,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 116,479,658 and 75,094,375 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	1,165	751
Additional paid-in capital	762,422	561,247
Retained earnings	530,876	513,413
Accumulated other comprehensive income (loss) (AOCI)	(113,094)	(107,749)
Total Shareholders’ Equity	1,181,369	967,665
Total Liabilities and Shareholders’ Equity	$15,040,824	$13,041,678
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans and leases	$135,816	$118,527	$260,594	$241,520
Interest and dividends on investment securities	20,699	29,333	41,248	55,577
Other interest income	82	273	186	1,115
Total interest income	156,597	148,133	302,028	298,212
Interest Expense
Deposits	20,419	25,410	41,393	51,600
Other borrowings	11,194	9,813	20,028	20,009
Total interest expense	31,613	35,223	61,421	71,609
Net Interest Income	124,984	112,910	240,607	226,603
Provision for Loan and Lease Losses	5,757	9,004	17,112	27,034
Net Interest Income after Provision for Loan and Lease Losses	119,227	103,906	223,495	199,569
Noninterest Income
Loan servicing fee income	42,483	46,757	88,039	95,633
Amortization and impairment of mortgage servicing rights	(64,277)	(21,429)	(108,760)	(44,217)
Net loan servicing income (loss)	(21,794)	25,328	(20,721)	51,416
Gain on sale of loans	69,926	5,456	118,103	18,933
Loan production revenue	9,852	5,588	17,289	11,995
Deposit fee income	5,828	6,435	12,067	11,595
Other lease income	8,822	8,336	17,485	15,068
Other	1,489	1,790	3,093	9,778
Total noninterest income	74,123	52,933	147,316	118,785
Noninterest Expense
Salaries, commissions and other employee benefits expense	76,277	56,321	142,867	113,694
Equipment expense	16,889	11,709	32,837	22,469
Occupancy expense	6,017	5,031	11,366	9,571
General and administrative expense	76,600	48,650	147,534	121,216
Total noninterest expense	175,783	121,711	334,604	266,950
Income before Provision for Income Taxes	17,567	35,128	36,207	51,404
Provision for Income Taxes	6,395	13,333	13,189	20,193
Net Income	$11,172	$21,795	$23,018	$31,211
Less: Net Income Allocated to Participating Preferred Stock	(1,685)	(4,417)	(7,664)	(6,824)
Net Income Allocated to Common Shareholders	$9,487	$17,378	$15,354	$24,387
Basic Earnings Per Share	$0.09	$0.23	$0.17	$0.33
Diluted Earnings Per Share	$0.09	$0.23	$0.17	$0.32
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$11,172	$21,795	$23,018	$31,211
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to earnings	—	—	—	(2,739)
Unrealized gains (losses) due to changes in fair value	(7,581)	(378)	13,705	(10,550)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	—	—	502
Tax effect	2,883	144	(5,146)	4,696
Change in unrealized gains (losses) on debt securities	(4,698)	(234)	8,559	(8,091)
Interest Rate Swaps
Net unrealized losses due to changes in fair value	(32,932)	(27,715)	(26,304)	(22,829)
Reclassification of unrealized losses to earnings	1,964	1,768	3,674	3,797
Tax effect	11,769	9,861	8,726	7,451
Change in interest rate swaps	(19,199)	(16,086)	(13,904)	(11,581)
Other Comprehensive Income (Loss)	(23,897)	(16,320)	(5,345)	(19,672)
Comprehensive Income (Loss)	$(12,725)	$5,475	$17,673	$11,539

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	23,018	—	23,018
Other comprehensive loss	—	—	—	—	(5,345)	(5,345)
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	226	198,536	—	—	198,762
Repurchase of common stock	—	—	(360)	—	—	(360)
Share-based grants (including income tax benefits)	—	—	3,184	—	—	3,184
Cash dividends on preferred stock	—	—	—	(5,555)	—	(5,555)
Balance, June 30, 2012	$—	$1,165	$762,422	$530,876	$(113,094)	$1,181,369

Balance, January 1, 2011	$3	$747	$556,001	$461,503	$(5,056)	$1,013,198
Net income	—	—	—	31,211	—	31,211
Other comprehensive loss	—	—	—	—	(19,672)	(19,672)
Issuance of common stock	—	4	1,089	—	—	1,093
Repurchase of common stock	—	(1)	(2,312)	—	—	(2,313)
Share-based grants (including income tax benefits)	—	—	4,281	—	—	4,281
Cash dividends on preferred stock	—	—	—	(113)	—	(113)
Paid-in-kind dividends on Series B Preferred Stock	—	—	591	(591)	—	—
Balance, June 30, 2011	$3	$750	$559,650	$492,010	$(24,728)	$1,027,685

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities:
Net income	$23,018	$31,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on investments	4,710	4,308
Depreciation and amortization of tangible and intangible assets	18,091	9,643
Amortization of loss on settlement of interest rate swaps	3,674	3,797
Amortization and impairment of mortgage servicing rights	108,760	44,217
Deferred income taxes	(8,347)	39,272
Provision for loan and lease losses	17,112	27,034
Loss on other real estate owned	4,605	8,664
Share-based compensation expense	2,229	4,281
Payments for settlement of forward interest rate swaps	(14,002)	(2,796)
Other operating activities	(2,778)	2,665
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(788,325)	401,193
Other assets	37,043	3,800
Accounts payable and accrued liabilities	1,638	6,093
Net cash provided by (used in) operating activities	(592,572)	583,382
Investing Activities:
Investment securities available for sale:
Purchases	(210,717)	(972,910)
Proceeds from sales	—	60,961
Proceeds from prepayments and maturities	274,042	302,866
Investment securities held to maturity:
Purchases	(14,917)	(153,885)
Proceeds from prepayments and maturities	13,506	4,531
Purchases of other investments	(37,422)	(2,552)
Proceeds from sales of other investments	—	43,060
Net change in loans and leases held for investment	(880,630)	(940,821)
Cash paid for acquisition	(351,071)	—
Purchases of premises and equipment, including equipment under operating leases	(31,267)	(26,225)
Proceeds related to sale or settlement of other real estate owned	18,664	24,540
Proceeds from insured foreclosure claims	61,869	116,348
Other investing activities	(190)	(653)
Net cash used in investing activities	(1,158,133)	(1,544,740)
Financing Activities:
Net increase in nonmaturity deposits	343,692	153,393
Net increase in time deposits	182,987	100,007
Increase in short-term Federal Home Loan Bank (FHLB) advances	370,000	310,000
Proceeds from long-term FHLB advances	1,100,000	6,158
Repayments of long-term FHLB advances	(223,500)	(85,008)
Proceeds from issuance of common stock	207,514	1,093
Other financing activities	(6,737)	(9,916)
Net cash provided by financing activities	1,973,956	475,727
Net change in cash and cash equivalents	223,251	(485,631)
Cash and cash equivalents at beginning of period	294,981	1,169,221
Cash and cash equivalents at end of period	$518,232	$683,590

Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims from loans held for investment	$67,487	$120,526
Loans transferred to foreclosure claims from loans held for sale	142,519	10,264
Loans transferred to other real estate owned from loans held for investment	26,472	40,186
Additions of originated mortgage servicing assets for loans sold	37,027	26,657

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$135,585	$—
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a thrift holding company with one direct subsidiary, EverBank (EB). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. In addition, its direct banking services are offered nationwide. EB operates financial centers in Florida and retail lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services and sells residential real estate mortgage loans; (c) originates, services, and sells commercial real estate loans; (d) originates consumer, home equity, and commercial loans and leases; and (e) offers full-service securities brokerage and investment advisory services.

EB’s subsidiaries are:

•	AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;

•	Tygris Commercial Finance Group, Inc. (Tygris), the parent of EverBank Commercial Finance, Inc.;

•	EverInsurance, Inc.;

•	Elite Lender Services, Inc.; and

•	EverBank Wealth Management, Inc. (EWM).
On January 31, 2012, as part of a tax-free reorganization, the assets, liabilities and business activities of EWM were transferred to EB.
b) Reincorporation — In September 2010, EverBank Financial Corp, a Florida corporation, (EverBank Florida), formed EverBank Financial Corp, a Delaware corporation, (EverBank Delaware). Subsequent to its formation, EverBank Delaware held no assets, had no subsidiaries and did not engage in any business or other activities except in connection with its formation. In May 2012, EverBank Delaware completed an initial public offering with its common stock listed on the New York Stock Exchange LLC (NYSE) under the symbol “EVER”. Immediately preceding the consummation of that offering, EverBank Florida merged with and into EverBank Delaware, with EverBank Delaware continuing as the surviving corporation and succeeding to all of the assets, liabilities and business of EverBank Florida. The merger resulted in the following:

•	All of the outstanding shares of common stock of EverBank Florida were converted into approximately 77,994,699 shares of EverBank Delaware common stock;

•	All of the outstanding shares of Series B Preferred Stock were converted into 15,964,644 shares of EverBank Delaware common stock;

•	As a result of the reincorporation of EverBank Florida in Delaware, the Company is now governed by the laws of the State of Delaware.
Reincorporation of EverBank Florida in Delaware did not result in any change of the business, management, fiscal year, assets, liabilities or location of the principal facilities of the Company.
c) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures as of and for the years ended December 31, 2011, 2010 and 2009 , which are included in the Company’s registration statement on Form S-1.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, and changes in cash flows have been made.
GAAP requires management to make estimates that affect the reported amounts and disclosures of contingencies in the consolidated financial statements. Estimates by their nature are based on judgment and available information. Material estimates relate to the Company’s allowance for loan and lease losses, loans and leases acquired with evidence of credit deterioration, repurchase obligations, lease residuals, contingent liabilities, and the fair values of investment securities, loans held for sale, MSR, share-based compensation and derivative instruments. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from these estimates.

2.  Recent Accounting Pronouncements and Updates to Significant Accounting Policies
Recent Accounting Pronouncements
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements — In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the first quarter of 2012 and was applied prospectively. Adoption of this standard resulted in additional disclosures as presented in Note 13 but did not have any impact on the Company’s results of operations.

Presentation of Comprehensive Income — In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 is effective for the first quarter of 2012 and should be applied retrospectively. Adoption of this standard resulted in the presentation of a new statement of comprehensive income separate from the statement of shareholders’ equity but did not have any impact on the Company’s results of operations. In December 2011, the FASB issued ASU 2011-12,Comprehensive Income (Topic 220)- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company’s consolidated financial statements or results of operations.

Intangibles - Goodwill & Other — In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350)  —Testing Goodwill for Impairment, which affect all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is not required. Under the amendments in this update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. This guidance was adopted in conjunction with the performance of the Company's annual goodwill impairment test performed during the second quarter of 2012. Adoption of this standard did not have any impact on the Company's consolidated financial statements or results of operations.
Updates to Significant Accounting Policies

Goodwill and Intangible Assets - Goodwill, core deposit premiums and other intangible assets are included in other assets in the consolidated balance sheets.

Goodwill is not amortized and is evaluated for potential impairment on an annual basis or when events or circumstances indicate a potential impairment, at the reporting unit level. Reporting units are first evaluated qualitatively to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is believed that it is more likely than not that a reporting unit's fair value is less than its carrying value, the Company will estimate the reporting unit's fair market value to determine whether carrying value exceeds fair market value. If carrying value exceeds fair market value, goodwill is written down.

The Company may use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consideration of market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.

Core deposit premiums are amortized over the estimated life of the acquired deposits using the straight-line method. Core deposit premiums are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Other identifiable intangible assets were recognized through business combinations. These intangible assets are amortized over their estimated life. No residual value was assigned to any of these intangible assets.
3.  Acquisition Activities
On April 2, 2012, the Company completed its acquisition of 100% of the net assets of the Warehouse Lending Division of MetLife Bank, N.A. pursuant to the asset purchase agreement dated February 8, 2012 between the Company and MetLife Bank, N.A.  The acquisition was funded entirely by cash with the transaction accounted for using the acquisition method. Based on the acquisition method of accounting, the consideration paid was allocated to the acquired assets and liabilities. No identifiable intangible assets or goodwill were recognized in the transaction. Information regarding the acquisition is as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed:
Loans	$350,997
Accrued interest and fees	617
Total Assets Acquired	351,614
Other liabilities	543
Total Liabilities Assumed	543
Total Identifiable Net Assets	$351,071

Under the acquisition method of accounting, the measurement period for a transaction is to extend for a period necessary to obtain all available information to facilitate a complete and accurate recording of the transaction as of the acquisition date. This period, however, may not extend beyond a period of one year from the date of acquisition. In the event information not currently available is obtained during the measurement period that would affect the recording of this transaction, any applicable adjustments will be performed retrospectively adjusting the initial recording of this acquisition.

See Note 16 for information on the agreement the Company entered into to acquire Business Property Lending, Inc, a wholly owned subsidiary of General Electric Capital Corporation.

4.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of June 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$70	$7	$—	$77	$77
Residential CMO securities - nonagency	1,851,998	18,957	28,624	1,842,331	1,842,331
Residential mortgage-backed securities (MBS) - agency	266	15	—	281	281
Asset-backed securities (ABS)	10,554	—	2,938	7,616	7,616
Equity securities	77	144	—	221	221
Total available for sale securities	$1,862,965	$19,123	$31,562	$1,850,526	$1,850,526
Held to maturity:
Residential CMO securities - agency	$146,163	$5,840	$—	$152,003	$146,163
Residential MBS - agency	34,176	1,998	—	36,174	34,176
Corporate securities	10,276	—	2,071	8,205	10,276
Total held to maturity securities	$190,615	$7,838	$2,071	$196,382	$190,615
December 31, 2011
Available for sale:
Residential CMO securities - agency	$96	$8	$—	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS - agency	317	21	—	338	338
Asset-backed securities	10,573	—	3,096	7,477	7,477
Equity securities	77	108	—	185	185
Total available for sale securities	$1,930,109	$17,746	$43,933	$1,903,922	$1,903,922
Held to maturity:
Residential CMO securities - agency	$159,882	$6,029	$78	$165,833	$159,882
Residential MBS - agency	19,132	1,464	—	20,596	19,132
Corporate securities	10,504	—	2,583	7,921	10,504
Total held to maturity securities	$189,518	$7,493	$2,661	$194,350	$189,518
At June 30, 2012 and December 31, 2011, investment securities with a carrying value of $473,820 and $543,705, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the six months ended June 30, 2012, there were neither gross gains nor gross losses realized on available for sale investments. For the six months ended June 30, 2011, gross gains of $2,739 and gross losses of $0 were realized on available for sale investments in other noninterest income. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Debt securities:
Residential CMO securities - nonagency	$501,091	$7,243	$393,745	$21,381	$894,836	$28,624
Asset-backed securities	—	—	7,616	2,938	7,616	2,938
Corporate securities	—	—	2,916	2,071	2,916	2,071
Total debt securities	$501,091	$7,243	$404,277	$26,390	$905,368	$33,633
December 31, 2011
Debt securities:
Residential CMO securities - nonagency	$573,928	$16,646	$226,507	$24,191	$800,435	$40,837
Residential CMO securities - agency	6,224	78	—	—	6,224	78
Asset-backed securities	—	—	7,477	3,096	7,477	3,096
Corporate securities	—	—	2,404	2,583	2,404	2,583
Total debt securities	$580,152	$16,724	$236,388	$29,870	$816,540	$46,594
The Company had unrealized losses at June 30, 2012 and December 31, 2011 on residential CMO securities, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At June 30, 2012, the Company had 72 debt securities in an unrealized loss position. A total of 27 were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. Of these, 95% in amortized cost attained credit ratings of A or better. The remaining 45 debt securities were in an unrealized loss position for 12 months or longer. These 45 securities consisted of three ABS, one corporate security and 41 nonagency residential CMO securities. Of these debt securities in an unrealized loss position, 65% in amortized cost had credit ratings of A or better.
At December 31, 2011, the Company had 71 debt securities in an unrealized loss position. A total of 42 were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. Of these, 84% in amortized cost had credit ratings of A or better. The remaining 29 debt securities were in an unrealized loss position for 12 months or longer. These 29 securities consisted of three ABS, one corporate security and 25 nonagency residential CMO securities. Of these 25 nonagency securities, 68% in amortized cost had credit ratings of A or better.
In assessing whether these securities were impaired, the Company performed cash flow analyses that projected prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference would be recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. The Company recognized credit-related OTTI losses $685 in other noninterest income for the six months ended June 30, 2011 primarily due to a continued decline in the collateral value of a corporate security.
There were no OTTI losses recognized on available for sale or held to maturity securities during the six months ended June 30, 2012 or for the three months ended June 30, 2011.
Information regarding impairment related to credit loss recognized on securities in other noninterest income and impairment related to all other factors recognized in AOCI for the six months ended June 30, 2011 are as follows:

Debt securities:	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Balance, January 1, 2011	$3,354	$502	$3,856
Additional charges on securities for which OTTI was previously recognized	685	(499)	186
Reduction for securities on which a reduction in value was taken against earnings (1)	(4,039)	—	(4,039)
Accretion of impairment related to all other factors	—	(3)	(3)
Balance, June 30, 2011	$—	$—	$—

(1)
The value for these securities for which impairment is related to credit loss were written down to a zero value during 2011 reflecting that the Company does not anticipate the ability to collect cash flows on these investments at any point in the future. This reduction in value was taken through earnings and thus, is reflected in the rollforward as a reduction of the credit loss balance to zero.

During the three and six months ended June 30, 2012 and 2011, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income on available for sale securities	$18,728	$27,457	$37,599	$53,085
Interest income on held to maturity securities	1,409	1,637	2,809	2,009
Other interest and dividend income	562	239	840	483
	$20,699	$29,333	$41,248	$55,577
All investment interest income recognized by the Company during the three and six months ended June 30, 2012 and 2011 was fully taxable.

5.  Loans Held for Sale
Loans held for sale as of June 30, 2012 and December 31, 2011, consist of the following:

	June 30, 2012	December 31, 2011
Government insured pool buyouts	$1,972,701	$1,939,114
Mortgage warehouse (carried at fair value)	1,105,985	761,818
Other	99,911	24,354
Total loans held for sale	$3,178,597	$2,725,286
The Company sells loans to various financial institutions, government agencies, government-sponsored enterprises, and individual investors. Currently, the Company sells a concentration of loans to government-sponsored entities. The Company does not originate, acquire or sell subprime mortgage loans.
The Company securitizes a portion of its residential mortgage loan originations through government agencies. The following is a summary of cash flows between the Company and the agencies for securitized loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds received from new securitizations	$1,869,387	$623,915	$3,790,357	$2,053,036
Net fees paid to agencies	15,910	6,551	27,662	17,721
Servicing fees collected	2,448	1,352	3,203	2,035
Repurchased loans	2,045	2,503	3,516	3,350

During the six months ended June 30, 2012, the Company transferred $333,446 of conforming residential mortgages to Ginnie Mae (GNMA) in exchange for mortgage-backed securities.  As of June 30, 2012, the Company retained $103,952 of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the condensed consolidated balance sheet as loans held for sale. The remaining $229,494 in securities were sold to unrelated third parties during the six months ended June 30, 2012 and have been recorded as sales.
During the three and six months ended June 30, 2012, the Company transferred $8,700 and $26,138 in residential mortgage and commercial loans from loans held for sale to loans held for investment at lower of cost or market as the Company has the intent to hold these loans for the foreseeable future.
During the three and six months ended June 30, 2012, the Company purchased $347,114 of government insured loans, net of discounts, with the intent of pooling and selling the loans as they become eligible.

6.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012	December 31, 2011
Residential mortgages	$5,060,942	$4,556,841
Commercial and commercial real estate	1,846,689	1,165,384
Lease financing receivables	681,205	588,501
Home equity lines	188,820	200,112
Consumer and credit card	7,774	8,443
Total loans and leases held for investment, net of discounts	7,785,430	6,519,281
Allowance for loan and lease losses	(77,393)	(77,765)
Total loans and leases held for investment, net	$7,708,037	$6,441,516
As of June 30, 2012 and December 31, 2011, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	June 30, 2012	December 31, 2011
Net purchased loan and lease discounts	$180,779	$237,170
Net deferred loan and lease origination costs	20,366	19,057
Acquired Credit Impaired (ACI) Loans and Leases — At acquisition, the Company estimates the fair value of acquired loans and leases by segregating the portfolio into pools with similar risk characteristics. Fair value estimates for acquired loans and leases require estimates of the amounts and timing of expected future principal, interest and other cash flows. For each pool, the Company uses certain loan and lease information, including outstanding principal balance, probability of default and the estimated loss in the event of default to estimate the expected future cash flows for each loan and lease pool.
Information pertaining to the ACI portfolio as of June 30, 2012 and December 31, 2011 is as follows:

	Bank of Florida	Other Acquired Loans	Total
June 30, 2012
Carrying value, net of allowance	$557,008	$488,833	$1,045,841
Outstanding unpaid principal balance or contractual net investment	613,623	508,605	1,122,228
Allowance for loan and lease losses, beginning of year	11,638	4,351	15,989
Allowance for loan and lease losses, end of period	15,828	4,490	20,318

	Bank of Florida	Tygris	Other Acquired Loans	Total
December 31, 2011
Carrying value, net of allowance	$621,116	$—	$522,071	$1,143,187
Outstanding unpaid principal balance or contractual net investment	685,967	—	543,240	1,229,207
Allowance for loan and lease losses, beginning of year	6,189	97	3,695	9,981
Allowance for loan and lease losses, end of year	11,638	—	4,351	15,989
The Company recorded $689 and $269 in provision for loan and lease losses for the ACI portfolio for the three months ended June 30, 2012 and 2011 and $4,329 and $1,093 in provision for loan and lease losses for the ACI portfolio for the six months ended June 30, 2012 and 2011, respectively. The increase in provision is the result of a decrease in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the six months ended June 30, 2012 and 2011:

June 30, 2012		Bank of Florida	Other Acquired Loans	Total
Balance, beginning of period		$141,750	$65,973	$207,723
Accretion		(18,614)	(12,611)	(31,225)
Reclassifications (from) to accretable yield		(10,723)	1,446	(9,277)
Balance, end of period		$112,413	$54,808	$167,221

June 30, 2011	Bank of Florida	Tygris	Other Acquired Loans	Total
Balance, beginning of period	$198,633	$9,745	$44,603	$252,981
Additions	—	—	17,295	17,295
Accretion	(24,188)	(2,391)	(5,618)	(32,197)
Reclassifications (from) to accretable yield	(4,587)	1,989	236	(2,362)
Transfer to cost recovery	—	(6,678)	—	(6,678)
Balance, end of period	$169,858	$2,665	$56,516	$229,039
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the loss share agreements with the FDIC and the indemnification agreement with former shareholders of Tygris. All loans acquired through the loss share agreement with the FDIC and all loans and leases acquired in the purchase of Tygris are considered covered during the applicable indemnification period.
The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of June 30, 2012 and December 31, 2011:

	Bank of Florida	Tygris	Total
June 30, 2012
Residential mortgages	$71,153	$—	$71,153
Commercial and commercial real estate	513,867	—	513,867
Lease financing receivables	—	122,633	122,633
Home equity lines	18,150	—	18,150
Consumer and credit card	1,905	—	1,905
Total recorded investment of covered loans and leases	$605,075	$122,633	$727,708
December 31, 2011
Residential mortgages	$74,580	$—	$74,580
Commercial and commercial real estate	569,014	—	569,014
Lease financing receivables	—	176,125	176,125
Home equity lines	19,082	—	19,082
Consumer and credit card	2,345	—	2,345
Total recorded investment of covered loans and leases	$665,021	$176,125	$841,146

7.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$40,739	$31,391	$3,344	$2,632	$148	$78,254
Provision for loan and lease losses	957	1,958	1,704	1,085	53	5,757
Charge-offs	(4,139)	(1,710)	(917)	(484)	(40)	(7,290)
Recoveries	162	411	29	55	15	672
Balance, end of period	$37,719	$32,050	$4,160	$3,288	$176	$77,393

	Three Months Ended June 30, 2011
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$57,275	$27,473	$1,134	$3,630	$147	$89,659
Provision for loan and lease losses	2,597	2,582	1,699	2,116	10	9,004
Charge-offs	(5,406)	(1,825)	(1,032)	(1,144)	(138)	(9,545)
Recoveries	6	65	5	10	5	91
Balance, end of period	$54,472	$28,295	$1,806	$4,612	$24	$89,209

	Six Months Ended June 30, 2012
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	4,793	7,266	2,427	2,578	48	17,112
Charge-offs	(10,833)	(4,004)	(2,098)	(1,592)	(51)	(18,578)
Recoveries	305	579	65	116	29	1,094
Balance, end of period	$37,719	$32,050	$4,160	$3,288	$176	$77,393

	Six Months Ended June 30, 2011
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$46,584	$33,490	$2,454	$10,907	$254	$93,689
Change in estimate	10,154	(682)	(802)	(6,323)	(440)	1,907
Provision for loan and lease losses	12,367	5,813	3,269	3,333	345	25,127
Charge-offs	(14,644)	(10,913)	(3,128)	(3,316)	(140)	(32,141)
Recoveries	11	587	13	11	5	627
Balance, end of period	$54,472	$28,295	$1,806	$4,612	$24	$89,209

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of June 30, 2012 and December 31, 2011:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
June 30, 2012
Residential mortgages	$7,571	$24,545	$5,603	$37,719
Commercial and commercial real estate	4,243	13,092	14,715	32,050
Lease financing receivables	—	4,160	—	4,160
Home equity lines	—	3,288	—	3,288
Consumer and credit card	—	176	—	176
Total allowance for loan and lease losses	$11,814	$45,261	$20,318	$77,393

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
June 30, 2012
Residential mortgages	$89,791	$4,398,143	$573,008	$5,060,942
Commercial and commercial real estate	107,468	1,246,070	493,151	1,846,689
Lease financing receivables	—	681,205	—	681,205
Home equity lines	—	188,820	—	188,820
Consumer and credit card	—	7,774	—	7,774
Total loans and leases held for investment	$197,259	$6,522,012	$1,066,159	$7,785,430

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
December 31, 2011
Residential mortgages	$7,436	$30,554	$5,464	$43,454
Commercial and commercial real estate	6,021	11,663	10,525	28,209
Lease financing receivables	—	3,766	—	3,766
Home equity lines	—	2,186	—	2,186
Consumer and credit card	—	150	—	150
Total allowance for loan and lease losses	$13,457	$48,319	$15,989	$77,765

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
December 31, 2011
Residential mortgages	$90,927	$3,852,119	$613,795	$4,556,841
Commercial and commercial real estate	142,360	477,643	545,381	1,165,384
Lease financing receivables	—	588,501	—	588,501
Home equity lines	—	200,112	—	200,112
Consumer and credit card	—	8,443	—	8,443
Total loans and leases held for investment	$233,287	$5,126,818	$1,159,176	$6,519,281
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the quarterly credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of June 30, 2012 and December 31, 2011:

	Performing	Non-performing	Total
June 30, 2012
Residential mortgages:
Residential	$4,226,940	$65,080	$4,292,020
Government insured pool buyouts	618,882	150,040	768,922
Lease financing receivables	679,910	1,295	681,205
Home equity lines	184,564	4,256	188,820
Consumer and credit card	7,202	572	7,774
Total	$5,717,498	$221,243	$5,938,741

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial and commercial real estate:
Commercial	$780,343	$5	$12,619	$4,688	$797,655
Commercial real estate	690,940	72,466	285,628	—	1,049,034
Total commercial and commercial real estate	$1,471,283	$72,471	$298,247	$4,688	$1,846,689

	Performing	Non- performing	Total
December 31, 2011
Residential mortgages:
Residential	$3,655,884	$71,658	$3,727,542
Government insured pool buyouts	649,391	179,908	829,299
Lease financing receivables	586,116	2,385	588,501
Home equity lines	195,861	4,251	200,112
Consumer and credit card	8,024	419	8,443
Total	$5,095,276	$258,621	$5,353,897

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and commercial real estate:
Commercial	$151,473	$1,527	$18,279	$4,136	$175,415
Commercial real estate	639,883	78,385	270,656	1,045	989,969
Total commercial and commercial real estate	$791,356	$79,912	$288,935	$5,181	$1,165,384

The following tables present an aging analysis of the recorded investment for loans and leases by class as of June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
June 30, 2012
Residential mortgages:
Residential	$15,379	$8,557	$65,080	$89,016	$4,076,360	$4,165,376
Government insured pool buyouts	19,764	10,977	150,040	180,781	141,777	322,558
Commercial and commercial real estate:
Commercial	273	138	4,155	4,566	773,208	777,774
Commercial real estate	3,687	—	28,640	32,327	543,437	575,764
Lease financing receivables	3,092	531	447	4,070	677,135	681,205
Home equity lines	1,312	1,894	4,256	7,462	181,358	188,820
Consumer and credit card	142	85	231	458	7,316	7,774
Total loans and leases held for investment	$43,649	$22,182	$252,849	$318,680	$6,400,591	$6,719,271

December 31, 2011
Residential mortgages:
Residential	$16,966	$12,673	$71,658	$101,297	$3,487,525	$3,588,822
Government insured pool buyouts	23,396	17,909	179,908	221,213	133,011	354,224
Commercial and commercial real estate:
Commercial	—	32	10,751	10,783	137,216	147,999
Commercial real estate	2,117	4,450	48,611	55,178	416,826	472,004
Lease financing receivables	3,394	971	962	5,327	583,174	588,501
Home equity lines	1,953	498	4,251	6,702	193,410	200,112
Consumer and credit card	106	50	233	389	8,054	8,443
Total loans and leases held for investment	$47,932	$36,583	$316,374	$400,889	$4,959,216	$5,360,105
Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the recorded investment and the related allowance for impaired loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Recorded Investment	Related Allowance	Recorded Investment	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$69,852	$7,571	$74,189	$7,436
Commercial and commercial real estate:
Commercial	8,101	262	4,697	779
Commercial real estate	27,253	3,981	37,189	5,242
Total impaired loans with an allowance recorded	$105,206	$11,814	$116,075	$13,457

Without a related allowance recorded:
Residential mortgages:
Residential	$19,939	$—	$16,738	$—
Commercial and commercial real estate:
Commercial	—	—	9,814	—
Commercial real estate	72,114	—	90,661	—
Total impaired loans without an allowance recorded	$92,053	$—	$117,213	$—

The following table presents the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012		June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$91,238	$654	$82,849	$642
Commercial and commercial real estate:
Commercial	8,480	12	1,277	12
Commercial real estate	108,857	468	144,327	604
Total impaired loans	$208,575	$1,134	$228,453	$1,258

	Six Months Ended
	June 30, 2012		June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$91,134	$1,314	$77,417	$1,165
Commercial and commercial real estate:
Commercial	10,490	35	1,312	23
Commercial real estate	115,188	1,026	157,167	950
Total impaired loans	$216,812	$2,375	$235,896	$2,138
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$65,080	$—	$71,658	$—
Government insured pool buyouts	—	150,040	—	179,908
Commercial and commercial real estate:
Commercial	6,732	—	12,294	—
Commercial real estate	89,342	—	86,772	—
Lease financing receivables	1,295	—	2,385	—
Home equity lines	4,256	—	4,251	—
Consumer and credit card	572	—	419	—
Total nonaccrual loans and leases	$167,277	$150,040	$177,779	$179,908
Troubled Debt Restructurings (TDR) — Modifications considered to be TDRs are individually evaluated for credit loss based on a discounted cash flow model using the loan’s effective interest rate at the time of origination. The discounted cash flow model used in this evaluation is adjusted to reflect the modified loan’s elevated probability of future default based on the Company’s historical redefault rate. These loans are classified as nonaccrual and have been included in the Company’s impaired loan disclosures in the tables above. A loan is considered to redefault when it is 30 days past due. Once a modified loan demonstrates a consistent period of performance under the modified terms, generally six months, the Company returns the loan to an accrual classification. If, however, a modified loan defaults under the terms of the modified agreement, the Company measures the allowance for loan and lease losses based on the fair value of collateral less cost to sell.

The following is a summary of information relating to modifications considered to be TDRs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	17	$7,693	$7,705	33	$13,707	$13,726
Commercial and commercial real estate:
Commercial	1	—	—	4	2,954	2,954
Commercial real estate	7	13,066	13,066	13	21,307	21,307
Total	25	$20,759	$20,771	50	$37,968	$37,987

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	39	$16,120	$16,140	81	$34,444	$34,502
Commercial and commercial real estate:
Commercial	2	233	233	3	2,851	2,851
Commercial real estate	4	5,579	5,579	17	8,515	8,515
Total	45	$21,932	$21,952	101	$45,810	$45,868
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
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	8	$2,965	9	$3,111
Commercial and commercial real estate:
Commercial	1	860	1	860
Commercial real estate	1	3,687	1	3,687
Total	10	$7,512	11	$7,658

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	7	$3,287	15	$4,619
Commercial and commercial real estate:
Commercial	1	230	3	2,952
Commercial real estate	1	29	1	29
Total	9	$3,546	19	$7,600

The recorded investment of TDRs as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Loan Type:
Residential mortgages	$89,791	$90,927
Commercial and commercial real estate	66,810	61,481
Total recorded investment of TDRs	$156,601	$152,408
Accrual Status:
Current	$87,557	$85,905
30-89 days past-due accruing	5,909	6,723
90+ days past-due accruing	—	—
Nonaccrual	63,135	59,780
Total recorded investment of TDRs	$156,601	$152,408

TDRs classified as impaired loans	$156,601	$152,408
Valuation allowance on TDRs	10,322	9,743

8.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$462,420	$568,645	$489,496	$573,196
Originated servicing rights capitalized upon sale of loans	18,498	7,041	37,027	26,657
Amortization	(34,142)	(21,429)	(63,481)	(44,217)
Increase in valuation allowance	(30,135)	—	(45,279)	—
Other	(679)	(938)	(1,801)	(2,317)
Balance, end of period	$415,962	$553,319	$415,962	$553,319
Valuation Allowance:
Balance, beginning of period	$54,599		$39,455
Increase in valuation allowance	30,135		45,279
Balance, end of period	$84,734		$84,734
For loans securitized and sold for the three and six months ended June 30, 2012 and 2011 with servicing retained, management used the following assumptions to determine the fair value of MSR at the date of securitization:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Average discount rates	8.77%	—	8.88%	8.60%	—	9.14%
Expected prepayment speeds	10.50%	—	12.07%	10.13%	—	14.62%
Weighted-average life in years	6.03	—	6.65	5.46	—	6.70

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
Average discount rates	8.55%	—	8.80%	8.04%	—	8.80%
Expected prepayment speeds	9.79%	—	15.97%	7.33%	—	15.97%
Weighted-average life in years	5.05	—	6.64	5.05	—	8.14
At June 30, 2012 and December 31, 2011, the Company estimated the fair value of its capitalized MSR to be approximately $415,980 and $494,547, respectively. The unpaid principal balance below excludes $6,402,000 and $5,248,000 at June 30, 2012 and December 31, 2011, respectively, for loans with no related MSR basis.

The characteristics used in estimating the fair value of the MSR portfolio at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Unpaid principal balance	$45,146,000	$47,818,000
Gross weighted-average coupon	4.81%	4.98%
Weighted-average servicing fee	0.30%	0.31%
Expected prepayment speed (1)	13.89%	12.74%

(1) The prepayment speed assumptions includes a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of June 30, 2012 and December 31, 2011 is presented below.

	June 30, 2012	December 31, 2011
Prepayment Rate
10% adverse rate change	$24,139	$26,955
20% adverse rate change	46,249	51,872
Discount Rate
10% adverse rate change	15,088	18,306
20% adverse rate change	29,127	35,336
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
Components of loan servicing fee income for the three and six months ended June 30, 2012 and 2011 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractually specified service fees, net	$33,686	$37,563	$69,071	$75,613
Other ancillary fees	8,247	8,678	17,866	19,005
Other	550	516	1,102	1,015
	$42,483	$46,757	$88,039	$95,633

9.  Shareholders’ Equity
Initial Public Offering — On May 8, 2012, the Company completed the issuance and sale of 22,103,000 shares of its common stock, par value of $0.01 per share (the Common Stock), in its initial public offering of Common Stock (the Offering), including 2,883,000 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company, at a price to the public of $10.00 per share. The shares were offered pursuant to the Company’s Registration Statement on Form S-1. The Company received net proceeds of $198,464 from the Offering, after deducting underwriting discounts and commissions and offering expenses.
Preferred Stock — On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Cumulative Convertible Preferred Stock (Series A Preferred Stock), which was paid on March 1, 2012. As a result of the special cash dividend, all shares of Series A Preferred Stock were converted into 2,801,160 shares of Common Stock.
Prior to the completion of the Offering, a special cash dividend of $1,073 was declared on shares of the Series B Preferred Stock, which was paid to the holders on June 19, 2012. As a result of the merger of EverBank Florida into EverBank Delaware, the 136,544 shares of outstanding Series B Preferred Stock automatically converted into 15,964,644 shares of Common Stock.
Following the merger of EverBank Florida into EverBank Delaware, the Company has one class of common stock and one class of preferred stock, par value of $0.01 per share (the Preferred Stock). As of June 30, 2012, the Company has 10,000,000 authorized shares of Preferred Stock. At June 30, 2012 no shares of Preferred Stock were issued or outstanding. See Note 1 for further information on the merger of EverBank Florida into EverBank Delaware.

10.  Income Taxes

For the three and six months ended June 30, 2012, the Company’s effective income tax rates of 36.4% and 36.4%, respectively, differ from the statutory federal income tax rate primarily due to state income taxes. For the three and six months ending June 30, 2011, the Company’s effective income tax rates of 38.0% and 39.3%, respectively, differ from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.

11.  Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. Because the Company’s Series A and Series B Preferred Stock met the definition of participating securities, this guidance requires the use of the Two-Class Method to calculate basic and diluted earnings per share. The Two-Class Method allocates earnings between common and participating shares. In calculating basic earnings per common share, only the portion of earnings allocated to common shares is used in the numerator. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$11,172	$21,795	$23,018	$31,211
Less distributed and undistributed net income allocated to participating preferred stock	(1,685)	(4,417)	(7,664)	(6,824)
Net income allocated to common shareholders	$9,487	$17,378	$15,354	$24,387
(Units in Thousands)
Average common shares outstanding	100,779	74,792	88,454	74,764
Common share equivalents:
Stock options	1,530	2,422	1,691	2,460
Nonvested stock	265	354	269	396
Average common shares outstanding, assuming dilution	102,574	77,568	90,414	77,620
Basic earnings per share	$0.09	$0.23	$0.17	$0.33
Diluted earnings per share	$0.09	$0.23	$0.17	$0.32
On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A Preferred Stock, which was paid on March 1, 2012, in order to induce conversion to shares of Common Stock. On April 24, 2012, the Company's Board of Directors approved a special cash dividend of $1,073 to the holders of the Series B Preferred Stock, which was paid on June 19, 2012. The Company has included the special cash dividends as distributed net income attributable to participating securities. In addition, the Company included the Series A Preferred Stock and Series B Preferred Stock as a participating security through the date of conversion and upon conversion, the Company included the shares in common shares outstanding.
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options	4,121,160	2,906,190	5,905,837	3,415,627

12.  Derivative Financial Instruments

The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of June 30, 2012 and December 31, 2011 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
June 30, 2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,003,000	$—	$146,541
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments	2,154,183	16,661	1,505
Forward and optional forward sales commitments	2,602,404	3,272	19,581
Foreign exchange contracts	1,005,432	11,987	7,924
Equity, foreign currency, commodity and metals indexed options	215,325	17,533	—
Options embedded in customer deposits	214,623	—	17,379
Indemnification assets	369,215	9,383	—
Total freestanding derivatives		58,836	46,389
Total derivatives		$58,836	$192,930

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2011
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,153,000	$—	$133,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments	828,866	8,059	126
Forward sales commitments	1,278,899	1,140	13,340
Interest rate swaps	18,000	—	831
Foreign exchange contracts	1,114,838	9,494	16,293
Equity, foreign currency, commodity and metals indexed options	220,465	20,460	—
Options embedded in customer deposits	218,514	—	20,192
Indemnification assets	482,094	8,540	—
Total freestanding derivatives		47,693	50,782
Total derivatives		$47,693	$184,679
Cash Flow Hedges
Activity for derivatives in cash flow hedge relationships for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains (losses), net of tax, recognized in AOCI (effective portion)	$(14,012)	$(8,340)	$(7,530)	$(12,291)
Reclassifications to interest expense (effective portion)	(1,964)	(1,768)	(3,674)	(3,797)
Pretax losses recognized in interest expense (ineffective portion)	(205)	(10)	(270)	(10)
All changes in the value of the derivatives were included in the assessment of hedge effectiveness.
As of June 30, 2012, AOCI included $18,665 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of eight years.
 Freestanding Derivatives
The following table shows the net losses recognized for the three and six months ended June 30, 2012 and 2011 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Freestanding derivatives (economic hedges)
Gains (losses) on interest rate contracts (1)	$(36,358)	$(23,581)	$(48,188)	$(20,682)
Gains (losses) on indemnification assets (2)	570	—	843	(8,680)
Other	(49)	(44)	397	(44)
Total	$(35,837)	$(23,625)	$(46,948)	$(29,406)

(1) Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.
(2) Refer to Note 13 for a discussion of the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on June 30, 2012 and December 31, 2011 was $163,035 and $153,337, respectively, for which the Company posted $209,772 and $170,656, respectively, in collateral in the normal course of business.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company does not offset derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2012 and December 31, 2011, the Company held $3,120 and $3,560, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.

13.  Fair Value Measurements
Asset and liability fair value measurements have been categorized based upon the fair value hierarchy described below:
Level 1 – Valuation is based upon quoted market prices for identical instruments in active markets.
Level 2 – Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the assets or liabilities. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Recurring Fair Value Measurements
As of June 30, 2012 and December 31, 2011, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$77	$—	$77
Residential CMO securities - nonagency	—	1,842,331	—	1,842,331
Residential MBS - agency	—	281	—	281
Asset-backed securities	—	7,616	—	7,616
Equity securities	221	—	—	221
Total available for sale securities	221	1,850,305	—	1,850,526
Loans held for sale	—	1,105,985	—	1,105,985
Financial liabilities:
FDIC clawback liability	—	—	46,738	46,738
Derivative financial instruments:
Cash flow hedges (Note 12)	—	(146,541)	—	(146,541)
Freestanding derivatives (Note 12)	4,063	(999)	9,383	12,447

	Level 1	Level 2	Level 3	Total
December 31, 2011
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$104	$—	$104
Residential CMO securities - nonagency	—	1,895,818	—	1,895,818
Residential MBS - agency	—	338	—	338
Asset-backed securities	—	7,477	—	7,477
Equity securities	185	—	—	185
Total available for sale securities	185	1,903,737	—	1,903,922
Loans held for sale	—	761,818	15,462	777,280
Financial liabilities:
FDIC clawback liability	—	—	43,317	43,317
Derivative financial instruments:
Cash flow hedges (Note 12)	—	(133,897)	—	(133,897)
Freestanding derivatives (Note 12)	(6,799)	(4,830)	8,540	(3,089)
Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and six months ended June 30, 2012 and 2011 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives (3)
Three Months Ended June 30, 2012
Balance, beginning of period	$—	$(43,694)	$8,814
Total gains (losses) included in earnings for the period	—	(3,044)	569
Balance, end of period	$—	$(46,738)	$9,383
Change in unrealized net gains (losses) included in net income related to assets still held as of June 30, 2012	$—	$(3,044)	$569

Three Months Ended June 30, 2011
Balance, beginning of period	$15,049	$(39,628)	$221
Purchases	—	—	2,700
Issues	—	—	(2,739)
Settlements	(60)	—	35
Total gains (losses) included in earnings for the period	1,117	—	7
Balance, end of period	$16,106	$(39,628)	$224
Change in unrealized net gains (losses) included in net income related to assets still held as of June 30, 2011	$1,117	$—	$42

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives (3)
Six Months Ended June 30, 2012
Balance, beginning of period	$15,462	$(43,317)	$8,539
Settlements	(623)	—	—
Transfers out of Level 3	(14,946)	—	—
Total gains (losses) included in earnings for the period	107	(3,421)	844
Balance, end of period	$—	$(46,738)	$9,383
Change in unrealized net gains (losses) included in net income related to assets still held as of June 30, 2012	$107	$(3,421)	$844

Six Months Ended June 30, 2011
Balance, beginning of period	$15,136	$(39,311)	$8,949
Purchases	—	—	4,075
Issues	—	—	(4,114)
Settlements	(137)	—	38
Total gains (losses) included in earnings for the period	1,107	(317)	(8,724)
Balance, end of period	$16,106	$(39,628)	$224
Change in unrealized net gains (losses) included in net income related to assets still held as of June 30, 2011	$1,107	$(317)	$(8,439)

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)
With the exception of changes in the indemnification assets, net realized and unrealized gains (losses) on freestanding derivatives are included in other noninterest income. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
FDIC clawback liability	$46,738	Discounted cash flow	Servicing cost	$6,272	-	$14,219	(1)
Indemnification asset	$9,383	Discounted cash flow	Reinstatement rate	5.96%	-	67.90%	(2)
			Loss duration (in months)	8	-	45	(2)
			Loss severity (3)	2.37%	-	16.64%	(2)

(1)
The range represents the sum of the highest and lowest servicing cost values for all tranches that we use in our valuation process. The servicing cost represents 1% of projected unpaid principal balance (UPB) of the underlying loans.

(2)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(3)	Loss severity represents the interest loss severity as a percentage of UPB.
The significant unobservable input used in the fair value measurement of the FDIC clawback liability is servicing cost. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement. The Company estimates the fair value of the FDIC clawback liability using a discounted cash flow model. The Company enters observable and unobservable inputs into the model to arrive at fair value. Changes in the estimate are primarily driven by changes in the interpolated discount rate (an observable input) and changes in servicing cost as a result of changes in projected UPB. The assumptions are reviewed and updated on a quarterly basis by management.
The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans, while the loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the FHA, which is then extrapolated over the expected duration. The Company’s portfolio management is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience.

Loans Held for Sale Accounted for under the Fair Value Option
Following is information on loans held for sale reported under the fair value option at June 30, 2012 and December 31, 2011:

	Total	Nonaccrual
June 30, 2012
Fair value carrying amount	$1,105,985	$—
Aggregate unpaid principal balance	1,052,714	—
Fair value carrying amount less aggregate unpaid principal	$53,271	$—
December 31, 2011
Fair value carrying amount	$777,280	$2,129
Aggregate unpaid principal balance	747,667	2,466
Fair value carrying amount less aggregate unpaid principal	$29,613	$(337)
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of the above loans and subsequent changes in fair value was $111,464 and $176,173 for the three and six months ended June 30, 2012, respectively, and $38,569 and $54,384 for the three and six months ended June 30, 2011, respectively, is included in gain on sale of loans. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a non-recurring basis and held at June 30, 2012 and December 31, 2011 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Change in Fair Value
June 30, 2012
Collateral-dependent loans	$—	$—	$29,582	$29,582	$1,999
Other real estate owned	—	1,200	19,734	20,934	3,885
Mortgage servicing rights (1)	—	—	373,735	373,735	30,135
December 31, 2011
Loans held for sale	$—	$13,010	$—	$13,010	$1,385
Collateral-dependent loans	—	—	62,183	62,183	11,831
Other real estate owned	—	—	46,578	46,578	10,389
Mortgage servicing rights (1)	—	—	445,195	445,195	39,455

(1)	The fair value for mortgage servicing rights represents the value of the impaired strata.
The Company records loans considered to be impaired at the lower of amortized cost or fair value less cost to sell. Fair value is measured as the fair value of underlying collateral for collateral-dependent loans. Other real estate owned is included in other assets in the consolidated balance sheets. The above losses represent write-downs to fair value subsequent to initial classification.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Collateral-dependent loans	$29,582	Sales comparison approach	Appraisal value adjustment	0.0%	-	67.0%	(1)
Other real estate owned	$19,734	Sales comparison approach	Appraisal value adjustment	0.0%	-	62.0%	(1)
Mortgage servicing rights	$373,735	Discounted cash flow	Prepayment speed	16.3%		21.9%	(2)
			Discount rate	9.2%		10.0%	(3)

(1)	The range represents the highest and lowest values of adjustments made to market comparable data. Adjustment values are derived from third party appraisals used during the valuation process.
(2)
The prepayment speed assumptions includes a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset. The range represents the highest and lowest values for the impaired MSR strata.

(3)	The discount rate range represents the highest and lowest values for the impaired MSR strata.

The Company estimates the fair value of collateral-dependent and OREO loans using the sales comparison approach. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics.
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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments with a short-term or without a stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	June 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$190,615	$196,382	$—	$196,382	$—
Loans held for sale (1)	2,072,612	2,171,991	—	2,171,991	—
Loans held for investment (2)	7,030,992	7,111,132	—	—	7,111,132
Financial liabilities:
Time deposits	$2,894,148	$2,930,669	$—	$2,930,669	$—
Other borrowings	2,503,636	2,545,991	—	2,545,991	—
Trust preferred securities	103,750	78,274	—	—	78,274

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities:
Held to maturity	$189,518	$194,350
Loans held for sale	2,725,286	2,811,917
Loans held for investment (2)	5,856,781	5,862,053
Financial liabilities:
Deposits	$10,265,763	$10,299,977
Other borrowings	1,257,879	1,215,209
Trust preferred securities	103,750	71,597

(1)	The carrying value of loans held for sale excludes $1,105,985 in loans measured at fair value on a recurring basis as of June 30, 2012.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $73,233 and $73,999 as of June 30, 2012 and December 31, 2011, respectively. In addition, the carrying values exclude $677,045 and $584,735 of lease financing receivables as of June 30, 2012 and December 31, 2011, respectively.

Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Fair values are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values. The Company also performs an assessment on the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and on-going review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service provider in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of June 30, 2012 and December 31, 2011, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option were derived from quoted market prices or from models using loan characteristics (product type, pricing features and loan maturity dates) and economic assumptions (prepayment estimates and discount rates) based on prices currently offered in secondary markets for similar loans.
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
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of carrying value or fair value. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on commercial properties are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Residential properties are classified as Level 2 due to higher volumes of comparable sales.
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
FDIC Clawback Liability — The fair value of the FDIC clawback liability represents the net present value of expected true-up payments due 45 days after the fifth and tenth anniversary of the closing of the Bank of Florida acquisition pursuant to the purchase and assumption agreements between the Company and the FDIC. On the true-up measurement dates, the Company is required to make a true-up payment to the FDIC in an amount equal to 50% of the excess, if any, of (1) 20% of the intrinsic loss estimate (an established figure by the FDIC) less (2) the sum of (a) 25% of the asset discount, (part of the Company’s bid) plus (b) 25% of the cumulative loss share payments plus (c) a 1% servicing fee based on the principal amount of the covered assets over the term (calculated annually based on the average principal amount at the beginning and end of each year and then summed up for a total fee included in the calculation). The liability was discounted using an estimated cost of debt capital, based on an interpolated cost of debt capital of banks with credit quality comparable to the Company’s (using USD US Bank (BBB) BFV Curve index). This liability is considered to be contingent consideration as it requires the return of a portion of the initial consideration in the event contingencies are met. Contingent consideration is re-measured quarterly at fair value with changes reflected in other noninterest income until the contingency is resolved. Due to the nature of the valuation inputs, FDIC clawback liability is classified within Level 3 of the hierarchy.
Cash Flow Hedges — The fair value of interest rate swaps is determined by a third party from a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. See Note 12 for additional information on cash flow hedges.
Freestanding Derivatives — Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics. The fair value of interest rate swaps is determined by a derivative valuation model and obtained from a third party. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. The Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse to determine the fair value for the indemnification asset. Counterparty credit risk is taken into account when determining fair value. See Note 12 for additional information on freestanding derivatives.

14.  Commitments and Contingencies
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
Unfunded credit extension commitments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Loan and lease commitments	$192,729	$108,631
Home equity lines of credit	38,367	45,345
Credit card lines of credit	29,346	26,807
Commercial lines of credit	544,095	68,158
Standby letters of credit	2,559	6,428
Total unfunded credit extension commitments	$807,096	$255,370
The Company has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the Company is obligated to pay $400 during the remainder of 2012. The amount due in 2013 is $3,308 and the amount increases 5% in 2014.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through June 30, 2012, the Company originated and securitized approximately $21,048,000 of mortgage loans to GSEs. During the same time period, the Company originated and sold approximately $25,037,000 of mortgage loans to private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of its loans servicing released and currently does not have servicing performance metrics on a majority of the loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through June 30, 2012 and sold in years 2004 through June 30, 2012. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $34,000 and $32,000 at June 30, 2012 and December 31, 2011, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at June 30, 2012 and December 31, 2011, was $51,548,000 and $53,066,000, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at June 30, 2012 and December 31, 2011, was $27,640 and $30,364,

respectively.
In connection with the sale of its 68 percent interest in EverBank Reverse Mortgage LLC (EBRM) in 2008, the Company agreed to indemnify the buyer for future obligations related to the originated loans, potential litigation and certain other matters. On the date of the sale, the Company deposited $3,400 in escrow for its share of the aggregate liability. As of June 30, 2012, the Company’s maximum exposure is $1,882; however, the Company has estimated a liability of its future obligation in the amount of $500.
Within the Company’s brokerage business, the Company has contracted with a third party to provide clearing services that include underwriting margin loans to its customers. This contract stipulates that the Company will indemnify the third party for any loan losses that occur in issuing margin loans to its customers. The maximum potential future payment under this indemnification was $986 and $801 at June 30, 2012 and December 31, 2011, respectively. No payments have been made under this indemnification in the past. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Company has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.
Operating Leases — In December 2011, the Company entered into an 11 year lease agreement for approximately 269,168 square feet of office space located in downtown Jacksonville, Florida. The Company took occupancy of the premises in June 2012, and will recognize total rental expense for minimum lease payments of $46,278 on a straight-line basis over the lease term.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $101,355 and $102,454 at June 30, 2012 and December 31, 2011, respectively.
Legal Actions — During late 2010, the Company was subject to a horizontal review examination conducted by the Office of Thrift Supervision (OTS), succeeded by the Office of the Comptroller of the Currency, (the OCC), of the governance practices employed in the foreclosure process of the Company and other industry participants. As a result of this horizontal review, the OTS has issued consent orders to servicers subject to this review, including the Company, stipulating certain practices that servicers will agree to prospectively to enhance their servicing operations. The Company is required to engage an independent consultant to perform an independent foreclosure review. The outcome of these processes could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental examinations and additional litigation for the Company. During the six months ended June 30, 2012, the independent consultant completed a portion of the review and provided a remediation plan based upon certain identified deficiencies. The Company accrued $2,000 based upon information available in the current remediation plan. As of June 30, 2012, the Company is unable to determine a possible range of loss as a majority of the review is not complete. There is at least a reasonable possibility that an exposure to loss exists in excess of the amount accrued.
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

15.  Segment Information
The Company has three reportable segments: Banking and Wealth Management, Mortgage Banking, and Corporate Services. The Company’s reportable business segments are strategic business units that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements.
The Banking and Wealth Management segment includes all banking, lending and investing products and services offered to customers either over the web or telephone or through financial centers or financial advisors. Activity relating to recent acquisitions has been included in the Banking and Wealth Management segment.
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
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three and six months ended June 30, 2012 and 2011. The Eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended June 30, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$114,801	$11,790		$(1,607)	$—	$124,984
Total net revenue	140,406	60,314	(1)	(1,613)	—	199,107
Intersegment revenue	(2,277)	2,277		—	—	—
Depreciation and amortization	7,080	409		1,798	—	9,287
Income before income taxes	59,819	(7,872)	(1)	(34,380)	—	17,567
Total assets	13,327,046	1,902,152		124,406	(312,780)	15,040,824

	As of and for the Three Months Ended June 30, 2011
	Banking and Wealth Management	Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$105,107	$9,487		$(1,684)	$—	$112,910
Total net revenue	120,835	46,691		(1,683)	—	165,843
Intersegment revenue	(1,805)	1,805		—	—	—
Depreciation and amortization	3,104	540		1,541	—	5,185
Income before income taxes	66,386	(2,035)		(29,223)	—	35,128
Total assets	11,140,910	1,482,997		130,615	(234,348)	12,520,174

	As of and for the Six Months Ended June 30, 2012
	Banking and Wealth Management		Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$221,346		$22,286		$(3,025)	$—	$240,607
Total net revenue	272,179		118,683	(1)	(2,939)	—	387,923
Intersegment revenue	(4,901)		4,901		—	—	—
Depreciation and amortization	13,470		996		3,625	—	18,091
Income before income taxes	121,652		(22,394)	(1)	(63,051)	—	36,207
Total assets	13,327,046		1,902,152		124,406	(312,780)	15,040,824

	As of and for the Six Months Ended June 30, 2011
	Banking and Wealth Management		Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$211,032		$18,909		$(3,338)	$—	$226,603
Total net revenue	242,666		101,351		1,372	—	345,389
Intersegment revenue	(4,061)		4,061		—	—	—
Depreciation and amortization	5,662		1,098		2,883	—	9,643
Income before income taxes	111,251	(2)	(2,388)		(57,459)	—	51,404
Total assets	11,140,910		1,482,997		130,615	(234,348)	12,520,174
(1) Segment earnings in the Mortgage Banking segment included a $30,135 charge for MSR impairment for the three months ended June 30, 2012 and a $45,279 charge for MSR impairment for the six months ended June 30, 2012
(2) Segment earnings in the Banking and Wealth Management segment included an $8,680 charge for the write off of the remaining Tygris indemnification asset for the six months ended June 30, 2011

16.   Subsequent Events
Business Property Lending, Inc. Acquisition
Effective June 30, 2012, EB, a wholly owned subsidiary of EFC, entered into a Stock and Asset Purchase Agreement and a Tax Matters Agreement with General Electric Capital Corporation (GECC) pursuant to which the Company agreed to purchase all of the issued and outstanding stock of Business Property Lending, Inc. (BP), a wholly owned subsidiary of GECC, for approximately $2,510,000 in cash, which amount will be adjusted for changes in the book value of BP’s assets between signing and closing. At the time of the closing of the transaction, BP will own GECC’s platform for originating and servicing commercial real estate loans for essential use properties owned or leased by small and midsize businesses. The transaction is currently expected to close in the fourth quarter of 2012, subject to the receipt of regulatory approvals and the satisfaction of certain other customary closing conditions. Following the closing of the transaction, all assets will be identified and valued and a full purchase price allocation performed.
FHLB Borrowings
During July 2012, in order to support the acquisition of BP and other strategic priorities, EB entered into commitments for five new fixed rate advances and modified five existing advances from the FHLB.  The new commitments represent a total borrowing of $636,000 funding September 28, 2012 with interest rates on the advances ranging from 2.28% to 3.28% and principal payments beginning June 2021 with varying maturity dates occurring through March 2032.  The weighted average interest rate and weighted average maturity for these advances represents 2.94% and 13 years, respectively.  The five advances modified represent a principal balance of $250,000 with post-modification interest rates ranging from 1.23% to 1.89% and newly scheduled maturities beginning in February 2018 and occurring through February 2021.  The average interest rate and average remaining maturity for these advances before modification represented 0.73% and approximately 2 years, while following modification the weighted average interest rate and weighted average maturity increased to 1.58% and approximately 7 years, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company during the three and six month periods ended June 30, 2012 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s registration statement on Form S-1, as filed with the SEC on May 2, 2012.

Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in this Quarterly Report and in our Quarterly Report for the period ended March 31, 2012 on Form 10-Q, as filed with the SEC on May 30, 2012. These factors include without limitation:

•	deterioration of general business and economic conditions, including the real estate and financial markets, in the United States and in the geographic regions and communities we serve;

•	risks related to liquidity, including the adequacy of our cash flows from operations and borrowings to meet our short-term liquidity needs;

•
changes in interest rates that affect the pricing of our financial products, the demand for our financial services and the valuation of our financial assets and liabilities, mortgage servicing rights and mortgages held for sale;

•	risk of higher lease and loan charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification and refinancing;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination;

•	concentration of our commercial real estate loan portfolio, in particular, those secured by properties in Florida;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent customers and jumbo mortgages;

•	hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	risks related to securities held in our securities portfolio;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	customer concerns over deposit insurance;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	compliance with laws and regulations that govern our operations;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	failure to establish and maintain effective internal controls and procedures;

•	impact of recent and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act);

•	effects of changes in existing U.S. government and government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans;

•	risks related to the approval and consummation of the Business Property Lending acquisition;

•	risks related to the continuing integration of acquired businesses and any future acquisitions;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to accounting principles generally accepted in the United States (GAAP);

•	environmental liabilities with respect to properties that we take title to upon foreclosure;

•	and inability of EverBank, our banking subsidiary, to pay dividends.

Reclassifications
Certain prior period information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has been reclassified to conform to current period classifications.

Executive Overview

We are a thrift holding company with one direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to customers nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent customers and a diverse base of small and medium-sized business customers. We market and distribute our products and services primarily through our integrated online financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other financial intermediaries. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.

We have a suite of asset origination and fee income businesses that individually generate attractive financial returns and collectively leverage our core deposit franchise and customer base. We originate, invest in, sell and service residential mortgage loans, equipment leases, and various other consumer and commercial loans, as market conditions warrant. Our organic origination activities are scalable, significant relative to our balance sheet size and provide us with substantial growth potential. Our origination, lending and servicing expertise positions us to acquire assets in the capital markets when risk-adjusted returns available through acquisition exceed those available through origination. Our rigorous analytical approach provides capital markets discipline to calibrate our levels of asset origination, retention and acquisition. These activities diversify our earnings, strengthen our balance sheet and provide us with flexibility to capitalize on market opportunities.

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

Performance Highlights

•	Total loans and leases were $10.9 billion at June 30, 2012, up $1.1 billion, or 11%, for the quarter and up $3.3 billion, or 44%, year over year.

•	Loans and leases originated were $2.7 billion for the second quarter 2012, an increase of 19% for the quarter and 89% year over year.

•	Closed the acquisition of the warehouse finance business from MetLife

•	Our adjusted non-performing assets as a percentage of total assets was 1.46% at June 30, 2012, representing continued improvement from 1.63% at March 31, 2012 and 1.86% at December 31, 2011.[1]

•
GAAP net income was $11.2 million for the second quarter of 2012, compared to $21.8 million for the second quarter of 2011. GAAP diluted earnings per share (“EPS”) was $0.09 for the second quarter of 2012, compared to $0.08 in the first quarter of 2012 and $0.23 for the second quarter of 2011.

•
Adjusted net income was $36.5 million for the second quarter of 2012, compared to $25.5 million for the second quarter of 2011. Adjusted diluted EPS was $0.33 for the second quarter of 2012, as compared to $0.28 in the first quarter of 2012 and $0.26 for the second quarter of 2011.[1]

•	Deposits were $10.8 billion at June 30, 2012, up $0.3 billion, or 2%, from the first quarter 2012 and $0.9 billion, or 9%, as compared to the second quarter of 2011.

•	Announced the execution of a definitive agreement to acquire Business Property Lending, Inc. from GE Capital Real Estate, North America for a purchase price of approximately $2.51 billion.

•	In July 2012, our Board of Directors announced a quarterly cash dividend of $0.02 per common share, payable on August 21, 2012, to stockholders of record as of August 6, 2012.

Continued Balance Sheet Growth

Total assets increased by $1.3 billion, or 9%, to $15.0 billion at June 30, 2012, from $13.8 billion at March 31, 2012, and by $2.5 billion, or 20%, from $12.5 billion at June 30, 2011. Our interest-earning assets for the second quarter 2012 were largely comprised of:

•	Residential loans held for investment which increased by 1% to $5.1 billion from the second quarter of 2011;

•
Commercial and commercial real estate loans which increased by 63% to $1.8 billion, from the second quarter of 2011, excluding the warehouse loans acquired at closing of the warehouse finance acquisition, commercial and commercial real estate loans increased by 32% from the second quarter of 2011;

•	Commercial leases which increased by 43% to $0.7 billion, from the second quarter of 2011;

•	Loans held for sale, which now includes the majority of our GNMA pool buyouts, increased by 301% to $3.2 billion, from the second quarter of 2011; and

•	Investment securities which decreased by 26% to $2.2 billion, from the second quarter of 2011.

Loan Origination and Portfolio Activities

Organic originations of residential loans, commercial loans and leases totaled $2.7 billion for the second quarter of 2012.

During the second quarter of 2012, we closed on the warehouse finance acquisition. Total loans outstanding at closing on April 2, 2012, were $351 million, which we grew to $527 million by the end of second quarter through a combination of increased utilization and new customer originations.

Deposit and Other Funding Sources

Total deposits grew by $0.3 billion, or 2%, to $10.8 billion at June 30, 2012, from $10.6 billion at March 31, 2012, and by $0.9 billion, or
9%, from $9.9 billion at June 30, 2011. At June 30, 2012, our deposits were comprised of the following:

•Non-interest bearing accounts were $1.4 billion, or 13%, of total deposits;

•Interest-bearing checking accounts were $2.2 billion, or 20%, of total deposits;

•Savings and money market accounts were $4.0 billion, or 37%, of total deposits;

•Global markets money market and time accounts were $1.3 billion, or 12%, of total deposits; and

•Time deposit accounts, excluding global markets, were $2.1 billion, or 19%, of total deposits.

Total other borrowings were $2.5 billion at June 30, 2012, compared to $1.7 billion at March 31, 2012, as a result of an increase in term Federal Home Loan Bank advances to fund the warehouse finance acquisition and to take advantage of historically low long-term borrowing rates.

 1 A reconciliation of Non-GAAP financial measures can be found in the tables 1 and 1A

Financial Highlights				Table 1
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
For the Period:
Operating Results:
Net interest income	$124,984	$112,910	$240,607	$226,603
Provision for loan and lease losses	5,757	9,004	17,112	27,034
Noninterest income	74,123	52,933	147,316	118,785
Noninterest expense	175,783	121,711	334,604	266,950
Net income	11,172	21,795	23,018	31,211
Net earnings per common share, basic	0.09	0.23	0.17	0.33
Net earnings per common share, diluted	0.09	0.23	0.17	0.32
Performance Metrics:
Adjusted net income (1)	$36,462	$25,492	$63,716	$50,027
Adjusted net earnings per common share, basic (2)	0.34	0.27	0.63	0.53
Adjusted net earnings per common share, diluted (2)	0.33	0.26	0.62	0.51
Yield on interest-earning assets	4.80%	5.52%	4.88%	5.58%
Cost of interest-bearing liabilities	1.11%	1.45%	1.14%	1.49%
Net interest spread	3.69%	4.07%	3.74%	4.09%
Net interest margin	3.86%	4.22%	3.91%	4.28%
Return on average assets	0.31%	0.73%	0.33%	0.52%
Return on average equity	4.11%	8.50%	4.41%	6.08%
Adjusted return on average assets (3)	1.01%	0.85%	0.93%	0.84%
Adjusted return on average equity (3)	13.41%	9.94%	12.22%	9.75%
Banking and Wealth Management Metrics:
Efficiency ratio (4)	53.8%	38.2%	49.7%	43.7%
Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,260.0	$1,192.6	$4,166.3	$2,412.5

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	June 30, 2012	December 31, 2011
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$518,232	$294,981
Investment securities	2,174,423	2,191,832
Loans held for sale	3,178,597	2,725,286
Loans and leases held for investment, net	7,708,037	6,441,516
Total assets	15,040,824	13,041,678
Deposits	10,803,743	10,265,763
Total liabilities	13,859,455	12,074,013
Total shareholders’ equity	1,181,369	967,665
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 17)	1.46%	1.86%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment excluding Acquired Credit Impaired (ACI) (see Table 19)	0.85%	1.15%
Capital Ratios:
Tier 1 leverage ratio (bank level) (see Table 28)	8.3%	8.0%
Tier 1 risk-based capital ratio (see Table 28)	14.8%	14.6%
Total risk-based capital ratio (bank level) (see Table 28)	15.8%	15.7%
Tangible equity to tangible assets (see Table 1B)	7.8%	7.3%
Deposit Metrics:
Total core deposits as a percentage of total deposits (see Table 1C)	95.6%	95.1%
Deposit growth (trailing 12 months)	8.7%	6.0%
Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$53,274.4	$54,838.1
Net Tangible Book Value Per as Converted Common Share:
Excluding accumulated other comprehensive loss (5)	$10.97	$11.27
Including accumulated other comprehensive loss (6)	$10.00	$10.12

(1)
Adjusted net income includes adjustments to our net income for certain material items that we believe are not reflective of our ongoing business or operating performance, including the Tygris and Bank of Florida acquisitions. For a reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, see Table 1A.

(2)
Both basic and diluted adjusted net earnings per common share are calculated using a numerator based on adjusted net income. Adjusted net earnings per common share, basic is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, basic. Adjusted net earnings per common share, diluted is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, diluted. For 2012, both basic and diluted adjusted net earnings per common share have been adjusted to exclude the impact of the $4.5 million special cash dividend paid in March 2012 to holders of the Series A Preferred Stock and the $1.1 million special cash dividend paid in June 2012 to holders of the Series B Preferred Stock. The special cash dividends were paid in connection with the conversion of all shares of both the Series A Preferred Stock and the Series B Preferred Stock into common stock.

(3)
Adjusted return on average assets equals adjusted net income divided by average total assets and adjusted return on average equity equals adjusted net income divided by average shareholders’ equity. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Table 1A.

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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$11,172	$21,795	$23,018	$31,211
Gain on repurchase of trust preferred securities, net of tax	—	—	—	(2,910)
Transaction and non-recurring regulatory related expense, net of tax	6,143	2,136	10,027	7,749
Decrease in fair value of Tygris indemnification asset resulting from a decrease in estimated future credit losses, net of tax	—	—	—	5,382
Increase in Bank of Florida non-accretable discount, net of tax	463	—	2,598	501
Impact of change in ALLL methodology, net of tax	—	—	—	1,178
Early adoption of TDR guidance and policy change, net of tax	—	1,561	—	6,225
MSR impairment, net of tax	18,684	—	28,073	—
Tax expense related to revaluation of Tygris net unrealized built-in losses	—	—	—	691
Adjusted net income	$36,462	$25,492	$63,716	$50,027

A reconciliation of both tangible equity and adjusted tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Adjusted Tangible Equity and Tangible Assets	Table 1B
(dollars in thousands)	June 30, 2012	December 31, 2011
Shareholders’ equity	$1,181,369	$967,665
Less:
Goodwill	10,238	10,238
Intangible assets	6,700	7,404
Tangible equity	1,164,431	950,023
Less:
Accumulated other comprehensive loss	(113,094)	(107,749)
Adjusted tangible equity	$1,277,525	$1,057,772
Total assets	$15,040,824	$13,041,678
Less:
Goodwill	10,238	10,238
Intangible assets	6,700	7,404
Tangible assets	$15,023,886	$13,024,036
A reconciliation of core deposits to total deposits, which is the most directly comparable GAAP measure, is a follows:

Core Deposits (1)	Table 1C
(dollars in thousands)	June 30, 2012	December 31, 2011
Total deposits	$10,803,743	$10,265,763
Less:
Brokered deposits	180,277	225,122
CDARS® One-Way BuySM time deposits	298,915	273,266
Core deposits	$10,324,551	$9,767,375

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

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2A
	Three Months Ended
	June 30, 2012			June 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$128,325	$82	0.26%	$377,885	$273	0.29%
Investment securities	2,108,672	20,137	3.82%	2,812,637	29,093	4.14%
Other investments	122,919	562	1.84%	99,257	240	0.97%
Loans held for sale	2,974,918	37,446	5.03%	946,928	10,258	4.33%
Loans and leases held for investment:
Residential mortgages	5,225,570	53,390	4.09%	4,658,553	56,734	4.87%
Commercial and commercial real estate	1,642,813	20,324	4.89%	1,139,831	17,391	6.04%
Lease financing receivables	621,667	21,298	13.70%	461,647	31,900	27.64%
Home equity lines	191,673	3,297	6.92%	214,275	2,183	4.09%
Consumer and credit card	8,045	61	3.05%	8,464	61	2.89%
Total loans and leases held for investment	7,689,768	98,370	5.11%	6,482,770	108,269	6.67%
Total interest-earning assets	13,024,602	$156,597	4.80%	10,719,477	$148,133	5.52%
Noninterest-earning assets	1,437,511			1,291,218
Total assets	$14,462,113			$12,010,695
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,123,862	$3,816	0.72%	$2,045,153	$4,902	0.96%
Market-based money market accounts	435,496	823	0.76%	451,856	1,128	1.00%
Savings and money market accounts, excluding market-based	3,861,879	7,266	0.76%	3,646,237	9,057	1.00%
Market-based time	851,735	1,905	0.90%	965,349	2,184	0.91%
Time, excluding market-based	1,940,577	6,609	1.37%	1,801,358	8,139	1.81%
Total deposits	9,213,549	20,419	0.89%	8,909,953	25,410	1.14%
Borrowings:
Trust preferred securities	103,750	1,607	6.23%	103,750	1,684	6.51%
FHLB advances	2,068,750	9,500	1.85%	715,414	8,043	4.51%
Repurchase agreements	20,283	87	1.73%	20,601	86	1.67%
Other	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	11,406,332	$31,613	1.11%	9,749,718	$35,223	1.45%
Noninterest-bearing demand deposits	1,462,506			915,186
Other noninterest-bearing liabilities	505,365			315,899
Total liabilities	13,374,203			10,980,803
Total shareholders’ equity	1,087,910			1,029,892
Total liabilities and shareholders’ equity	$14,462,113			$12,010,695
Net interest income/spread		$124,984	3.69%		$112,910	4.07%
Net interest margin			3.86%			4.22%

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2B
	Six Months Ended
	June 30, 2012			June 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$146,720	$186	0.25%	$861,780	$1,115	0.26%
Investment securities	2,096,297	40,408	3.86%	2,481,573	55,093	4.44%
Other investments	110,725	840	1.53%	118,210	484	0.83%
Loans held for sale	2,840,935	71,395	5.03%	939,394	20,503	4.37%
Loans and leases held for investment:
Residential mortgages	4,954,469	101,478	4.10%	4,435,993	108,900	4.91%
Commercial and commercial real estate	1,411,401	36,770	5.15%	1,162,542	36,205	6.19%
Lease financing receivables	602,573	45,164	14.99%	455,737	71,003	31.16%
Home equity lines	194,746	5,667	5.85%	217,268	4,793	4.45%
Consumer and credit card	7,952	120	3.03%	9,493	116	2.46%
Total loans and leases held for investment	7,171,141	189,199	5.27%	6,281,033	221,017	7.03%
Total interest-earning assets	12,365,818	$302,028	4.88%	10,681,990	$298,212	5.58%
Noninterest-earning assets	1,395,033			1,290,853
Total assets	$13,760,851			$11,972,843
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,115,810	$7,555	0.72%	$2,043,037	$10,094	1.00%
Market-based money market accounts	443,092	1,675	0.76%	426,417	2,161	1.02%
Savings and money market accounts, excluding market-based	3,817,059	14,314	0.75%	3,608,133	18,289	1.02%
Market-based time	876,462	4,269	0.98%	912,867	4,125	0.91%
Time, excluding market-based	1,923,743	13,580	1.42%	1,822,609	16,931	1.87%
Total deposits	9,176,166	41,393	0.91%	8,813,063	51,600	1.18%
Borrowings:
Trust preferred securities	103,750	3,025	5.86%	104,468	3,338	6.44%
FHLB advances	1,565,464	16,829	2.16%	742,017	16,501	4.48%
Repurchase agreements	21,289	174	1.64%	20,638	170	1.66%
Other	18	—	0.00%	8	—	0.00%
Total interest-bearing liabilities	10,866,687	$61,421	1.14%	9,680,194	$71,609	1.49%
Noninterest-bearing demand deposits	1,383,610			954,076
Other noninterest-bearing liabilities	467,487			302,322
Total liabilities	12,717,784			10,936,592
Total shareholders’ equity	1,043,067			1,036,251
Total liabilities and shareholders’ equity	$13,760,851			$11,972,843
Net interest income/spread		$240,607	3.74%		$226,603	4.09%
Net interest margin			3.91%			4.28%

(1)	The average balances are principally daily averages, and, for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 3
	Three Months Ended			Six Months Ended
	June 30, 2012 Compared			June 30, 2012 Compared
	to June 30, 2011			to June 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(180)	$(11)	$(191)	$(924)	$(5)	$(929)
Investment securities	(7,246)	(1,710)	(8,956)	(8,506)	(6,179)	(14,685)
Other investments	57	265	322	(31)	387	356
Loans held for sale	21,833	5,355	27,188	41,322	9,570	50,892
Loans and leases held for investment:
Residential mortgages	6,866	(10,210)	(3,344)	12,659	(20,081)	(7,422)
Commercial and commercial real estate	7,554	(4,621)	2,933	7,660	(7,095)	565
Lease financing receivables	10,997	(21,599)	(10,602)	22,752	(48,591)	(25,839)
Home equity lines	(230)	1,344	1,114	(498)	1,372	874
Consumer and credit card	(3)	3	—	(19)	23	4
Total loans and leases held for investment	25,184	(35,083)	(9,899)	42,554	(74,372)	(31,818)
Total change in interest income	39,648	(31,184)	8,464	74,415	(70,599)	3,816
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$188	$(1,274)	$(1,086)	$362	$(2,901)	$(2,539)
Market-based money market accounts	(41)	(264)	(305)	85	(571)	(486)
Savings and money market accounts, excluding market-based	536	(2,327)	(1,791)	1,060	(5,035)	(3,975)
Market-based time	(257)	(22)	(279)	(165)	309	144
Time, excluding market-based	627	(2,157)	(1,530)	940	(4,291)	(3,351)
Total deposits	1,053	(6,044)	(4,991)	2,282	(12,489)	(10,207)
Borrowings:
Trust preferred securities	—	(77)	(77)	(23)	(290)	(313)
FHLB advances	15,175	(13,718)	1,457	18,344	(18,016)	328
Repurchase agreements	(1)	2	1	5	(1)	4
Total change in interest expense	16,227	(19,837)	(3,610)	20,608	(30,796)	(10,188)
Total change in net interest income	$23,421	$(11,347)	$12,074	$53,807	$(39,803)	$14,004

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income

Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average earning assets.

Net interest income increased by $12.1 million, or 11%, in the second quarter of 2012, compared to the same period in 2011, due to an increase in interest income of $8.5 million and a decrease in interest expense of $3.6 million.

Net interest income increased by $14.0 million, or 6%, in the first six months of 2012, compared to the same period in 2011, due to an increase in interest income of $3.8 million and a decrease in interest expense of $10.2 million.

Our net interest margin decreased by 36 basis points in the second quarter of 2012 and 37 basis points in the first six months of 2012 compared to the same periods in 2011.

Yields on our earning assets decreased by 72 basis points in the second quarter of 2012 and 70 basis points in the first six months of 2012, compared to the same periods in 2011, due to lower yields on investment securities and loans and leases held for investment due to continued low rates. Yields on our investment securities portfolio decreased by 32 basis points in the second quarter of 2012 and 58 basis points in the first six months of 2012, compared to the same periods in 2011. The decrease in our investment securities yield is driven by a decrease in excess accretion. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. Recent additions to the securities portfolio have been purchased at market yields as a result of improved liquidity conditions and reduced interest rates. Also contributing to the decline in yields on our earning assets were lower yields in nearly every category of loans and leases held for investment due to continued declines in interest rates. Our lease financing receivables portfolio led the decrease in loan and lease yields as a result of a decrease in excess accretion. We recognized $10.6 million, a decrease of $10.0 million, of excess accretion in the second quarter of 2012, compared to the same period in 2011. We recognized $ 23.8 million, a decrease of $24.0 million, of excess accretion in the first six months of 2012, compared to the same period in 2011. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition.

Partially offsetting the lower yields on our earning assets were lower funding costs primarily due to lower rates paid on our interest-bearing deposits, reflective of the re-pricing of our deposits at lower interest rates, and an increased focus on improving our deposit mix. Rates paid on our deposits decreased by 25 basis points in the second quarter of 2012 and 27 basis points in the first six months of 2012, compared to the same periods in 2011. Additionally, we experienced lower funding costs associated with our other borrowings. Yields decreased on total interest-bearing liabilities by 34 basis points in the second quarter of 2012 and 35 basis points in the first six months of 2012, compared to the same periods in 2011.

Average balances of our interest-earning assets increased by $2.3 billion, or 22%, in the second quarter of 2012 compared to the same period in 2011, primarily due to a $2.0 billion increase in our loans held for sale and a $1.2 billion increase in loans and leases held for investment. This was partially offset by a $0.2 billion decrease in interest-earning cash and cash equivalents and a $0.7 billion decrease in our investment securities portfolio.

Average balances of our interest-earning assets increased by $1.7 billion, or 16%, in the first six months of 2012 compared to the same period in 2011, primarily due to a $1.9 billion increase in our loans held for sale and a $0.9 billion increase in loans and leases held for investment. This was partially offset by a $0.7 billion decrease in interest-earning cash and cash equivalents and a $0.4 billion decrease in our investment securities portfolio.

This increase in average balances of loans held for sale for the period is due to our investment in mortgage pool buyout whole loan acquisitions. Average balances in our held for investment residential mortgage portfolio increased by $567.0 million in the second quarter of 2012 and by $518.5 million in the first six months of 2012, compared to the same periods in 2011, due primarily to continued organic growth and strategic acquisitions of low loan-to-value, high credit quality adjustable rate mortgage (ARM) products. Average balances in our held for investment commercial portfolio increased by $503.0 million in the second quarter of 2012 and by $248.9 million in the first six months of 2012, compared to the same periods in 2011. The commercial portfolio has grown through the warehouse finance acquisition which experienced $175.7 million in subsequent since the closing of the acquisition in April 2012. Average balances in our held for investment lease financing receivables portfolio increased by $160.0 million in the second quarter of 2012 and by $146.8 million in the first six months of 2012, compared to the same periods in 2011, primarily due to growth in our office products, technology and healthcare platforms as part of an overall plan to achieve scale through market penetration and expansion.

Average balances in our interest-bearing liabilities increased by $1.7 billion, or 17%, in the second quarter of 2012 and by $1.2 billion, or 12%, in the first six months of 2012 compared to the same periods in 2011, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $303.6 million, or 3%, in the second quarter of 2012 and by $363.1 million, or 4%, in the first six months of 2012, compared to the same periods in 2011, primarily due to growth in savings and money market accounts, and non-interest bearing deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients’ increased preference for more liquid products. Beginning in the first quarter of 2012, we have increased our marketing and promotional products through various channels. Average balances in our FHLB advances increased by $1.4 billion, or 189%, in the second quarter of 2012 and by $823.4 million, or 111%, in the first six months of 2012 compared to the same periods in 2011, due to an increase in wholesale funding by us to take advantage of historically low interest rates.

Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our ACI loans. We recorded a provision for loan and lease losses of $5.8 million in the second quarter of 2012, which is a decrease of 36%, from $9.0 million in the same period in 2011. We recorded a provision for loan and lease losses of $17.1 million in the first six months of 2012, which is a decrease of 37%, from $27.0 million in the same period in 2011. Residential first mortgages led the decrease with better loan performance due to a more stable housing market as well as improvement in loan performance due to the addition of newly originated high credit quality loans and leases. For further discussion, see the “Loan and Lease Quality” section in MD&A for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing the allowance.

Noninterest Income

Noninterest income increased by $21.2 million, or 40%, in the second quarter of 2012 and by $28.5 million, or 24%, in the first six months of 2012, compared to the same periods in 2011. The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Loan servicing fee income	$42,483	$46,757	$88,039	$95,633
Amortization of MSR	(34,143)	(21,429)	(63,481)	(44,217)
Impairment of MSR	(30,134)	—	(45,279)	—
Net loan servicing income (loss)	(21,794)	25,328	(20,721)	51,416
Gain on sale of loans	69,926	5,456	118,103	18,933
Loan production revenue	9,852	5,588	17,289	11,995
Deposit fee income	5,828	6,435	12,067	11,595
Other lease income	8,822	8,336	17,485	15,068
Other	1,489	1,790	3,093	9,778
Total Noninterest Income	$74,123	$52,933	$147,316	$118,785

The increase in noninterest income was driven primarily by gain on sale of loans. Gain on sale of loans increased by $64.5 million in the second quarter of 2012 and by $99.2 million in the first six months of 2012, compared to the same periods in 2011, primarily driven by increased lending volume, increased gain on sale margins, favorable changes in the fair value of our hedging positions and gains on third party loan sales. Gain on sale of loans generated through our production channels increased by $39.6 million in the second quarter of 2012 and by $58.7 million in the first six months of 2012, compared to the same periods in 2011. Gain on sale spreads increased 212 basis points in the second quarter of 2012 and 155 basis points in the first six months of 2012, compared to the same period in 2011, as refinancing activity increased due to the HARP 2.0 and the low mortgage interest rate environment. Lending volume also benefited from the continued expansion of our retail lending channel. Mortgage lending volume increased by $1.1 billion, or 89%, to $2.3 billion in the second quarter of 2012, compared to the same period in 2011. Mortgage lending volume increased by $1.8 billion or 73%, to $4.2 billion in the first six months of 2012, compared to the same period in 2011. HARP-driven lending volume was approximately 40% in the second quarter of 2012 and 29% in the first six months of 2012.

Realized gains from third party loan sales and changes in fair value of loans held for sale and related hedging positions were up $25.0 million in the second quarter of 2012 and by $41.6 million in the first six months of 2012, compared to the same periods in 2011. The increase resulted from an increase in the size of positions hedged related to interest rate lock commitments and loans measured at fair value as well as a favorable increase in the change in the fair value measurements based on market demand. Additional increases resulted from favorable gains on sales to third parties driven primarily by the sale of Ginnie Mae (GNMA) loans that were acquired or purchased out of our servicing portfolio and overall favorable rate and market conditions.

This increase was offset by a decrease in net loan servicing income. Net loan servicing income decreased by $47.1 million in the second quarter of 2012 and by $72.1 million in the first six months of 2012, primarily due to MSR impairment of $30.1 million recorded in the second quarter of 2012 and $45.3 million recorded during the first six months of 2012. An increase in expected portfolio prepayment speeds due to a low rate environment and government sponsored programs, as compared to the same periods in 2011, drove the MSR impairment. Loan servicing income also decreased as a result of increases in MSR amortization of $12.7 million in the second quarter of 2012 and $19.3 million in the first six months of 2012, due to increased run-off as a result of the same factors listed above. In addition, servicing fees declined $4.3 million in the second quarter of 2012 and $7.6 million in the first six months of 2012, as the UPB of our servicing portfolio decreased by $3.6 billion to $53.3 billion as of June 30, 2012, compared to the same period in 2011.

Other lease income increased by $2.4 million, or 16%, in the first six months of 2012, compared to the same period in 2011, primarily due to growth in our operating lease portfolio. The operating lease portfolio increased by $26.5 million to $61.8 million as of June 30, 2012, compared to same the period in 2011.

Other noninterest income decreased by $6.7 million, or 68%, in the first six months of 2012, compared to the same period in 2011, due primarily to a $4.4 million gain on the repurchase of trust preferred securities recognized in the first quarter 2011. Additionally, we did not sell any securities in the first six months of 2012, which resulted in a $1.3 million decrease in gains from sales of securities from the same period in 2011.

Noninterest Expense

Noninterest expense increased by $54.1 million, or 44%, in the second quarter of 2012 and by $67.7 million, or 25%, in the first six months of 2012, compared to the same periods in 2011. The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Salaries, commissions and other employee benefits expense	$76,277	$56,321	$142,867	$113,694
Equipment expense	16,889	11,709	32,837	22,469
Occupancy expense	6,017	5,031	11,366	9,571
General and administrative expense:
Professional fees	19,319	13,187	34,929	28,885
Foreclosure and OREO expense	14,969	8,764	25,928	20,664
Other credit-related expenses	5,806	9,556	17,616	25,076
FDIC premium assessment and other agency fees	9,352	4,961	18,613	10,233
Advertising and marketing expense	8,646	3,707	14,553	8,132
Other	18,508	8,475	35,895	28,226
Total general and administrative expense	76,600	48,650	147,534	121,216
Total Noninterest Expense	$175,783	$121,711	$334,604	$266,950

The increase in noninterest expense was driven primarily by an increase in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expense. Salaries, commissions and employee benefits increased by $20.0 million, or 35%, in the second quarter of 2012 and by $29.1 million, or 26%, in the first six months of 2012, compared to the same period in 2011, due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $13.8 million in the second quarter of 2012 and by $20.1 million in the first six months of 2012, which included an increase in variable commissions of $2.6 million and $3.6 million, respectively. Salary and headcount increases were driven by increased production and the expansion of our retail and consumer direct production channels. Additional growth was due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the warehouse finance acquisition and general operations growth. Headcount growth was 38%, 13%, and 15% in our Mortgage Banking, Corporate Services, and Banking and Wealth Management reporting segments, respectively, as of June 30, 2012 compared to the same period in 2011.

Occupancy and equipment expense increased by $6.2 million, or 37%, in the second quarter of 2012 and by $12.2 million, or 38%, in the first six months of 2012, compared to the same periods in 2011. The increase is primarily due to increased depreciation expense related to our operating lease assets as a result of growth in the portfolio. In addition, we experienced an increase in software amortization due to the completion of our new WorldCurrency® system and in operating lease expenses due to the expansion of our retail production channel.

General and administrative expense increased by $28.0 million, or 57%, in the second quarter of 2012 and by $26.3 million, or 22%, in the first six months of 2012 compared to the same periods in 2011. Growth in general and administrative expenses is due to increases in professional fees, foreclosure and OREO expenses, Federal Deposit Insurance Corporation (FDIC) assessment and other agency fees, advertising and marketing expense, and other general and administrative expenses. The increases are offset by decreases in other-credit related expenses.

Professional fees increased by $6.1 million, or 47%, in the second quarter of 2012 and by $6.0 million, or 21%, in the first six months of 2012, compared to the same periods in 2011. During the second quarter of 2012, we recorded $2.5 million in costs associated with the Business Property Lending, Inc acquisition and $1.9 million in consultant costs associated with regulatory compliance. These costs were offset by a $1.2 million decrease in consultant fees associated with the Bank of Florida acquisition incurred in prior periods. During the first six months of 2012, we recorded $6.2 million in consultant costs associated with regulatory compliance, which was not incurred in prior periods, this was offset by a $4.3 million decrease in costs associated with the initial public offering (IPO) readiness. Other increases in professional fees were recorded for company-wide specific initiatives.

Foreclosure and OREO expense increased by $6.2 million, or 71%, in the second quarter of 2012 and by $5.3 million, or 25%, in the first six months of 2012, compared to the same periods in 2011, due primarily to an increase in the foreclosure expenses and offset by a decrease in the OREO provision. Foreclosure expenses associated with our mortgage pool buyouts increased by $8.9 million, or 231%, in the second quarter of 2012 and by $9.5 million, or 105%, in the first six months of 2012 compared to the same periods in 2011, due to the increase in mortgage pool buyout activity over the past year. OREO provision decreased by $2.0 million, or 51%, in the second quarter of 2012 and by $5.6 million, or 54%, in the first six months of 2012, compared to the same periods in 2011, due primarily to the commercial OREO portfolio. We have experienced moderate stabilization of property values over the past twelve months resulting in a decline of OREO provision expense in the current year.

Other credit-related expenses decreased primarily due to a decrease in production reserve expense related to our originated loans. Production reserve expense decreased by $5.7 million, or 87%, in the second quarter of 2012 and by $9.0 million, or 52%, in the first six months of 2012 compared to the same periods in 2011. We describe our reserves for loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in our "Loans Subject to Representations and Warranties" section.

FDIC insurance assessment and other agency fees increased by $4.4 million, or 89%, in the second quarter of 2012 and by $8.4 million, or 82%, in the first six months of 2012, compared to the same periods in 2011. An increase in our asset base drove the increase in assessment fees.

Advertising and marketing expense increased by $4.9 million, or 133%, in the second quarter of 2012 and by $6.4 million, or 79%, in the first six months of 2012, compared to the same periods in 2011, due primarily to an effort to grow our deposit base through a new marketing campaign.

Other general and administrative increased by $10.0 million or 118%, in the second quarter of 2012 and by $7.7 million or 27%, in the first six months of 2012, compared to the same periods in 2011. The increase was the result of FDIC clawback liability, consent order remediation liability, and Fannie Mae (FNMA) compensatory fees, offset by a decrease in non-recurring expenses.

The FDIC clawback liability increased by $3.1 million in the second quarter of 2012 and the first six months of 2012, compared to the same periods in 2011, as a result of a change in fair value due to a decline in interest rates during the second quarter 2012. During the same periods, we recorded a $2.0 million expense associated with the consent order remediation plan. The liability is an estimate based on the independent consultant's findings report. We describe the consent order in Note 14 in our condensed consolidated financial statements.

Portfolio expense increased by $2.4 million, or 181%, in the second quarter of 2012 and by $4.1 million, or 140%, in the first six months of 2012, compared to the same periods in 2011, due to an increase in lending volume.

FNMA compensatory fees increased by $3.3 million in the first six months of 2012. In 2010, FNMA issued an announcement "Foreclosure Time Frames and Compensatory Fees for Breach of Service Obligations" to remind servicers of their duties and responsibilities. The announcement indicated that FNMA would monitor seriously delinquent loans in the foreclosure process and assess compensatory fees on such loans. In determining fee assessment, FNMA takes into consideration the outstanding principal balance of the mortgage loan, the applicable pass through rate, the length of delay, and any additional costs that are directly attributable to the delay. FNMA billed us for the first time during the six months ended June 30, 2012. We accrued for these estimated fees in response to the assessment by FNMA.

These increases are offset by an $8.7 million decrease related to the non-recurring write down of the Tygris indemnification asset during the first quarter 2011.

Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates					Table 6
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012		2011
Provision for income taxes	$6,395	$13,333	$13,189	13,189,000	$20,193
Effective tax rates	36.4%	38.0%	36.4%	0.364	39.3%

For the three and six months ended June 30, 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. For the three and six months ending June 30, 2011, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.

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
Our Banking and Wealth Management segment often invests in loans originated from asset generation channels contained within our Mortgage Banking segment as well as third party loan acquisitions. When intersegment acquisitions take place, we assign an estimate of the market value to the asset and record the transfer as a market purchase. In addition, intersegment cash balances are eliminated in segment reporting. The effects of these intersegment allocations and transfers are eliminated in consolidated reporting.

The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended June 30, 2012
Net interest income	$114,801	$11,790	$(1,607)	$—	$124,984
Provision for loan and lease losses	5,041	716	—	—	5,757
Net interest income after provision for loan and lease losses	109,760	11,074	(1,607)	—	119,227
Noninterest income	25,605	48,524	(6)	—	74,123
Noninterest expense:
Foreclosure and OREO expense	12,378	2,591	—	—	14,969
Other credit-related expenses	1,604	4,193	9	—	5,806
All other noninterest expense	61,564	60,686	32,758	—	155,008
Income (loss) before income tax	59,819	(7,872)	(34,380)	—	17,567
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	747	—	—	—	747
MSR impairment	—	30,135	—	—	30,135
Transaction and non-recurring regulatory related expense	—	5,461	4,448	—	9,909
Adjusted income (loss) before income tax	$60,566	$27,724	$(29,932)	$—	$58,358
Total assets as of June 30, 2012	$13,327,046	$1,902,152	$124,406	$(312,780)	$15,040,824
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	53.8%				88.3%
excluding foreclosure, OREO and other credit-related expenses	43.8%				77.9%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	53.8%				72.4%
excluding foreclosure, OREO and other credit-related expenses	43.8%				63.3%

Business Segments Selected Financial Information					Table 7B
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended June 30, 2011
Net interest income	$105,107	$9,487	$(1,684)	$—	$112,910
Provision for loan and lease losses	8,235	769	—	—	9,004
Net interest income after provision for loan and lease losses	96,872	8,718	(1,684)	—	103,906
Noninterest income	15,728	37,204	1	—	52,933
Noninterest expense:
Foreclosure and OREO expense	4,639	4,125	—	—	8,764
Other credit-related expenses	1,634	7,922	—	—	9,556
All other noninterest expense	39,941	35,910	27,540	—	103,391
Income (loss) before income tax	66,386	(2,035)	(29,223)	—	35,128
Adjustment items (pre-tax):
Early adoption of TDR guidance and policy change	2,517	—	—	—	2,517
Transaction and non-recurring regulatory related expense	—	946	2,496	—	3,442
Adjusted income (loss) before income tax	$68,903	$(1,089)	$(26,727)	$—	$41,087
Total assets as of June 30, 2011	$11,140,910	$1,482,997	$130,615	$(234,348)	$12,520,174
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	38.2%				73.4%
excluding foreclosure, OREO and other credit-related expenses	33.1%				62.3%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	38.2%				71.3%
excluding foreclosure, OREO and other credit-related expenses	33.1%				60.3%

Business Segments Selected Financial Information					Table 7C
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Six Months Ended June 30, 2012
Net interest income	$221,346	$22,286	$(3,025)	$—	$240,607
Provision for loan and lease losses	15,356	1,756	—	—	17,112
Net interest income after provision for loan and lease losses	205,990	20,530	(3,025)	—	223,495
Noninterest income	50,833	96,397	86	—	147,316
Noninterest expense:
Foreclosure and OREO expense	20,340	5,588	—	—	25,928
Other credit-related expenses	1,421	16,183	12	—	17,616
All other noninterest expense	113,410	117,550	60,100	—	291,060
Income (loss) before income tax	121,652	(22,394)	(63,051)	—	36,207
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	4,191	—	—	—	4,191
MSR impairment	—	45,279	—	—	45,279
Transaction and non-recurring regulatory related expense	—	10,183	5,990	—	16,173
Adjusted income (loss) before income tax	$125,843	$33,068	$(57,061)	$—	$101,850
Total assets as of June 30, 2012	$13,327,046	$1,902,152	$124,406	$(312,780)	$15,040,824
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	49.7%				86.3%
excluding foreclosure, OREO and other credit-related expenses	41.7%				75.0%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	49.7%				73.5%
excluding foreclosure, OREO and other credit-related expenses	41.7%				63.5%

Business Segments Selected Financial Information					Table 7D
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Six Months Ended June 30, 2011
Net interest income	$211,032	$18,909	$(3,338)	$—	$226,603
Provision for loan and lease losses	25,421	1,613	—	—	27,034
Net interest income after provision for loan and lease losses	185,611	17,296	(3,338)	—	199,569
Noninterest income	31,633	82,442	4,710	—	118,785
Noninterest expense:
Foreclosure and OREO expense	13,206	7,458	—	—	20,664
Other credit-related expenses	3,446	21,630	—	—	25,076
All other noninterest expense	89,341	73,038	58,831	—	221,210
Income (loss) before income tax	111,251	(2,388)	(57,459)	—	51,404
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	807	—	—	—	807
Impact of change in ALLL methodology	1,900	—	—	—	1,900
Early adoption of TDR guidance and policy change	10,039	—	—	—	10,039
Gain on repurchase of trust preferred securities	—	—	(4,693)	—	(4,693)
Decrease in fair value of Tygris indemnification asset	8,680	—	—	—	8,680
Transaction and non-recurring regulatory related expense	—	1,151	11,345	—	12,496
Adjusted income (loss) before income tax	$132,677	$(1,237)	$(50,807)	$—	$80,633
Total assets as of June 30, 2011	$11,140,910	$1,482,997	$130,615	$(234,348)	$12,520,174
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	43.7%				77.3%
excluding foreclosure, OREO and other credit-related expenses	36.8%				64.0%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	40.1%				72.1%
excluding foreclosure, OREO and other credit-related expenses	33.2%				58.7%

Banking and Wealth Management

Banking and Wealth Management			Table 8
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Interest income
Interest and fees on loans and leases	$126,296	$110,839	$243,197	$226,661
Interest and dividends on investment securities	20,699	29,333	41,248	55,575
Other interest income (1)	8,084	7,577	15,285	15,957
Total interest income	155,079	147,749	299,730	298,193
Interest expense
Deposits	20,411	25,403	41,379	51,587
Other borrowings	9,587	8,129	17,004	16,671
Other interest expense (2)	10,280	9,110	20,001	18,903
Total interest expense	40,278	42,642	78,384	87,161
Net interest income	114,801	105,107	221,346	211,032
Provision for loan and lease losses	5,041	8,235	15,356	25,421
Net interest income after provision for loan and lease losses	109,760	96,872	205,990	185,611
Noninterest income
Gain on sale of loans	10,918	(436)	21,470	447
Other	14,687	16,164	29,363	31,186
Total noninterest income	25,605	15,728	50,833	31,633
Noninterest expense
Salaries, commissions and employee benefits	22,048	19,014	42,712	38,706
Equipment and occupancy	12,283	7,931	23,631	14,833
Foreclosure and OREO	12,378	4,639	20,340	13,206
Other general and administrative	28,837	14,630	48,488	39,248
Total noninterest expense	75,546	46,214	135,171	105,993
Income before income taxes	$59,819	$66,386	$121,652	$111,251

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Banking and Wealth Management segment earnings decreased by $6.6 million, or 10%, in the second quarter of 2012, compared to the same period in 2011, primarily due to an increase in noninterest expense partially offset by an increase in interest income and noninterest income. Segment earnings increased by $10.4 million, or 9%, in the first six months of 2012, compared to the same period in 2011, primarily due to an increase in noninterest income and decreases in interest expense and the provision for loan and lease losses, partially offset by an increase in noninterest expense.
Net interest income increased by $9.7 million, or 9%, in the second quarter of 2012, compared to the same period in 2011, due to an increase in interest income of $7.3 million and a decrease in interest expense of $2.4 million. Net interest income increased by $10.3 million, or 5%, in the first six months of 2012, compared to the same period in 2011, due to an increase in interest income of $1.5 million and a decrease in interest expense of $8.8 million. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Provision for loan and lease loss decreased by $3.2 million, or 39%, in the second quarter of 2012 and by $10.1 million, or 40%, in the first six months of 2012, compared to the same periods in 2011, due to the addition of high credit quality originated loans in our residential first mortgages. In addition, we experienced an improvement in loan performance due to a more stable housing market.
Noninterest income increased by $9.9 million, or 63%, in the second quarter of 2012 and by $19.2 million, or 61%, in the first six months of 2012, compared to the same periods in 2011, primarily due to an increase in gains from third party loans sales of $11.4 million in the second quarter of 2012 and $21.0 million in the first six months of 2012, compared to the same periods in 2011. The increase resulted from favorable gains on sales to third parties driven primarily by the sale of GNMA loans that were acquired or purchased out of our servicing portfolio as a result of overall favorable rate and market conditions.
Noninterest expense increased by $29.3 million in the second quarter of 2012 and by $29.2 million in the first six months of 2012, compared to the same periods in 2011. An increase in general and administrative expenses, depreciation expense, and salaries, commissions, and employee benefits drove the increase in noninterest expense.
Salaries, commissions, and employee benefits increased by $3.0 million, or 16%, in the second quarter of 2012 and by $4.0 million, or 10%, in the first six months of 2012, due to a growth in the Banking and Wealth Management segment. The warehouse finance acquisition, EverBank Commercial Finance (ECF) platform expansion, wealth management development, and shared services growth also drove headcount up by 15% as of June 30, 2012, compared to the same period in 2011.

Equipment and occupancy expense increased by $4.4 million, or 55%, in the second quarter or 2012 and by $8.8 million, or 59%, in the first six months of 2012, compared to the same period in 2011, primarily due to depreciation expense. An increase in our operating lease portfolio drove an increase in related depreciation expense of $3.3 million in the second quarter of 2012 and $7.0 million in the first six months of 2012, compared to the same periods in 2011.
Foreclosure and OREO expense increased by $7.7 million, or 167%, in the second quarter of 2012 and by $7.1 million, or 54%, in the first six months of 2012, compared to the same periods in 2011, primarily due to the increase in foreclosure expenses related to an increase in mortgage pool buyout activity over the past year. Foreclosure expenses associated with our mortgage pool buyouts increased by $10.7 million in the second quarter of 2012 and by $12.1 million in the first six months of 2012 compared to the same periods in 2011. OREO expense decreased by $2.0 million in the second quarter of 2012 and by $5.5 million in the first six months of 2012, due primarily to our commercial OREO portfolio. We have experienced moderate stabilization of property values over the past twelve months resulting in a decline of OREO provision expense in the first six months of 2012.
Other general and administrative expense increased by $14.2 million, or 97%, in the second quarter of 2012 and by $9.2 million, or 24%, in the first six months of 2012, compared to the same periods in 2011, primarily due to an increase FDIC insurance assessment and other agency fees, FDIC clawback liability, and advertising expense. The FDIC insurance assessment fees increased by $4.1 million in the second quarter of 2012 and by $7.8 million in the first six months of 2012, compared to the same periods in 2011, due to an increase in our asset base. We incurred additional FDIC clawback liability expense of $3.1 million in the second quarter of 2012 and the first six months of 2012, due to a change in fair value as a result of a decline in interest rates. Advertising and marketing expense increased by $4.8 million in the second quarter of 2012 and by $5.6 million in the first six months of 2012, as we continue to focus on increasing our deposit base. These increases are offset by the non-recurring write-down of the Tygris indemnification asset of $8.7 million in the first quarter 2011.
Mortgage Banking

Mortgage Banking				Table 9
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net interest income	$11,790	$9,487	$22,286	$18,909
Provision for loan and lease losses	716	769	1,756	1,613
Net interest income after provision for loan and lease losses	11,074	8,718	20,530	17,296
Noninterest income
Gain on sale of loans	59,006	5,891	96,631	18,486
Loan servicing fee income:
Loan servicing fee income	44,697	46,961	92,386	96,041
Amortization and impairment of MSR	(64,278)	(21,430)	(108,760)	(44,217)
Net loan servicing income (loss)	(19,581)	25,531	(16,374)	51,824
Other	9,099	5,782	16,140	12,132
Total noninterest income	48,524	37,204	96,397	82,442
Noninterest expense
Salaries, commissions and employee benefits	36,176	22,339	65,613	45,468
Equipment and occupancy	4,684	4,153	9,157	8,401
Professional fees	4,778	2,036	10,927	3,001
Foreclosure and OREO	2,591	4,125	5,588	7,458
Other credit-related expenses	4,193	7,922	16,183	21,630
Other general and administrative	15,048	7,382	31,853	16,168
Total noninterest expense	67,470	47,957	139,321	102,126
Loss before income taxes	$(7,872)	$(2,035)	$(22,394)	$(2,388)

Mortgage Banking segment earnings decreased by $5.8 million in the second quarter of 2012 and by $20.0 million in the first six months of 2012, compared to the same periods in 2011, primarily due to a decrease in net loan servicing income, an increase in noninterest expense, offset by an increase in gain on sale of loans.

Noninterest income increased by $11.3 million, or 30%, in the second quarter of 2012 and by $14.0 million, or 17%, in the first six months of 2012, compared to the same periods in 2011. The increase was driven by an increase in gain on sale of loans of $53.1 million in the second quarter of 2012 and $78.1 million in the first six months of 2012, compared to the same periods in 2011. The increase was primarily driven by our mortgage lending business. Mortgage lending volume increased by $1.1 billion, or 89%, to $2.3 billion in the second quarter of 2012, compared to the same period in 2011. Mortgage lending volume increased by $1.8 billion or 73%, to $4.2 billion in the first six months of 2012, compared the same period in 2011. HARP-driven lending volume was approximately 40% in the second quarter of 2012 and 29% in the first six months of 2012. Gain on sale spreads increased in the second quarter of 2012 and in the first six months of 2012 compared to the same period in 2011, as refinancing activity increased due to the HARP 2.0 program and the low mortgage interest rate environment.

In addition, gains from third party loan sales and changes in fair value loans and related hedging positions increased from an increase in the size of positions hedged related to interest rate lock commitments and loans measured at fair value as well as a favorable increase in the fair value measurements. Additional increases resulted from gains on sales to third parties driven by overall favorable rate and market conditions.

Offsetting this increase was a decrease in net loan servicing income of $45.1 million in the second quarter of 2012 and $68.2 million in the first six months of 2012, compared to the same periods in 2011, primarily due to MSR impairment of $30.1 million recorded in the second quarter of 2012 and $45.3 million recorded in the first six months of 2012. Additional loan servicing income decreases resulted from an increase in MSR amortization from increased run off due to refinancing activity and a decline in servicing fees from a decline in the servicing portfolio UPB.

Noninterest expense increased by $19.5 million, or 41%, in the second quarter of 2012 and by $37.2 million, or 36%, in the first six months of 2012, compared to the same periods in 2011, primarily due to increases in salaries, commissions, and employee benefits, professional fees, and other general and administrative costs, offset by decreases in our production reserve expense. Company growth drove the increase in salaries, commissions, and employee benefits. Headcount increased by 38% as of June 30, 2012, compared to the same period of 2011, primarily due to the expansion of our retail and consumer direct production channels and our servicing default services. Professional fees increased by $2.7 million in the second quarter of 2012 and by $7.9 million in the first six months of 2012, related to consultant costs associated with regulatory compliance. Other credit-related expenses decreased by $3.7 million in the second quarter of 2012 and by $5.4 million in the first six months of 2012. We describe our reserves related loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in our "Loans Subject to Representations and Warranties."

Other general and administrative expenses increased by $7.7 million or 104%, in the second quarter of 2012 and by $15.7 million, or 97%, in the first six months of 2012, compared to the same periods in 2011, primarily due to increased costs associated with the servicing portfolio, resulting from default activities and regulatory requirements. For additional disclosure, refer to “Analysis of Statements of Income."

Corporate Services

Corporate Services				Table 10
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net interest income	$(1,607)	$(1,684)	$(3,025)	$(3,338)
Noninterest income	(6)	1	86	4,710
Noninterest expense
Salaries, commissions and employee benefits	18,053	14,968	34,542	29,519
Equipment and occupancy	5,939	4,656	11,415	8,806
Other general and administrative	8,775	7,916	14,155	20,506
Total noninterest expense	32,767	27,540	60,112	58,831
Loss before income taxes	$(34,380)	$(29,223)	$(63,051)	$(57,459)

Corporate services segment earnings decreased by $5.2 million, or 18%, in the second quarter of 2012 and by $5.6 million, or 10%, in the first six months of 2012, compared to the same periods in 2011. Noninterest income decreased by $4.6 million, or 98%, in the first six months of 2012, compared to the same period in 2011, as the result of a gain on repurchase of trust preferred securities recognized during the first quarter of 2011.

Noninterest expense increased by $5.2 million, or 19%, in the second quarter of 2012 and by $1.3 million, or 2%, in the first six months of 2012 compared to the same periods in 2011, due to increases in salaries, commissions, and employee benefits, occupancy and equipment, and other general and administrative costs. Headcount increased by 13% in the second quarter 2012, compared to the same period in 2011. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements. Professional fees increased by $2.5 million in the second quarter of 2012, due to expenditures related to strategic business acquisitions, which is offset by decreases in costs associated with IPO readiness activities.

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

The following tables show, as of June 30, 2012 and December 31, 2011, the amortized cost and fair value of investment securities:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$70	$7	$—	$77	$77
Residential CMO securities - nonagency	1,851,998	18,957	28,624	1,842,331	1,842,331
Residential mortgage-backed securities (MBS) - agency	266	15	—	281	281
Asset-backed securities (ABS)	10,554	—	2,938	7,616	7,616
Equity securities	77	144	—	221	221
Total available for sale securities	1,862,965	19,123	31,562	1,850,526	1,850,526
Held to maturity:
Residential CMO securities - agency	146,163	5,840	—	152,003	146,163
Residential MBS - agency	34,176	1,998	—	36,174	34,176
Corporate securities	10,276	—	2,071	8,205	10,276
Total held to maturity securities	190,615	7,838	2,071	196,382	190,615
Total investment securities	$2,053,580	$26,961	$33,633	$2,046,908	$2,041,141

December 31, 2011
Available for sale:
Residential CMO securities - agency	$96	$8	$—	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS agency	317	21	—	338	338
Asset-backed securities	10,573	—	3,096	7,477	7,477
Equity securities	77	108	—	185	185
Total available for sale securities	1,930,109	17,746	43,933	1,903,922	1,903,922
Held to maturity:
Residential CMO securities - agency	159,882	6,029	78	165,833	159,882
Residential MBS - agency	19,132	1,464	—	20,596	19,132
Corporate securities	10,504	—	2,583	7,921	10,504
Total held to maturity securities	189,518	7,493	2,661	194,350	189,518
Total investment securities	$2,119,627	$25,239	$46,594	$2,098,272	$2,093,440

Residential — Agency

At June 30, 2012, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $146.2 million, or 7%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $34.5 million, or 2%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.

Our residential agency CMO securities decreased $13.7 million, or 9%, to $146.2 million at June 30, 2012 from $160.0 million at December 31, 2011 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased $15.0 million, or 77%, to $34.5 million at June 30, 2012 from $19.5 million at December 31, 2011 primarily due to purchases of additional securities.

Residential — Nonagency

At June 30, 2012, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.8 billion, or 90% of our investment securities portfolio. Our residential nonagency CMO securities decreased $53.5 million, or 3%, to $1.8 billion at June 30, 2012 from $1.9 billion at December 31, 2011 primarily due to reductions to amortized cost resulting from principal payments received offset by purchases of additional securities, as well as, reductions in the market value of the securities held.

Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than a GSE. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $1.3 billion, or 69%, of our residential nonagency CMO investment securities at June 30, 2012.

We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At June 30, 2012, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 731, an amortized loan-to-value ratio, or LTV, of 66%, and was seasoned 84 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.

During the first six months of 2012, there were no sales of residential agency and nonagency CMO securities.

Loans Held for Sale

The following table presents the balance of each major category in our loans held for sale portfolio at June 30, 2012 and December 31, 2011:

Loans Held for Sale		Table 12
(dollars in thousands)	June 30, 2012	December 31, 2011
Government insured pool buyouts	$1,972,701	$1,939,114
Mortgage warehouse (carried at fair value)	1,105,985	761,818
Other	99,911	24,354
	$3,178,597	$2,725,286

At June 30, 2012, our government insured pool buyout loans totaled $2.0 billion, or 62%, of our total loans held for sale portfolio. We have acquired $1.5 billion of whole loans in the past 12 months in addition to loans purchased out of pools that we service.  We are able to securitize and sell the pools at attractive price levels due to market demand for GNMA securities, that offer predictable payments and a short duration.  We have a history of servicing Federal Housing Administration (FHA) loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased).  For banks like EverBank, with cost effective sources of short term capital, this strategy represents a very attractive return with limited additional investment risk.

During the six months ended June 30, 2012, we transferred $333.4 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At June 30, 2012, we securitized and retained $104.0 million of these GNMA securities that were transferred and are included in the loans held for sale balance above as we retained effective control of these assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.

At June 30, 2012, our mortgage warehouse loans totaled $1.1 billion, or 35%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable product that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans increased by $344.2 million from December 31, 2011 due to elevated refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0.

Our other loans held for sale totaled $99.9 million, or 3%, of our total loans held for sale portfolio.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease portfolio at June 30, 2012 and at December 31, 2011:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	June 30, 2012	December 31, 2011
Residential mortgages	$5,060,942	$4,556,841
Commercial and commercial real estate	1,846,689	1,165,384
Lease financing receivables	681,205	588,501
Home equity lines	188,820	200,112
Consumer and credit card	7,774	8,443
Total loans and leases, net of discounts	7,785,430	6,519,281
Allowance for loan and lease losses	(77,393)	(77,765)
Total loans and leases, net	$7,708,037	$6,441,516
The balances presented above include:
Net purchase loan and lease discounts	$180,779	$237,170
Net deferred loan and lease origination costs	20,366	19,057

Residential Mortgage Loans
At June 30, 2012, our residential mortgage loans totaled $5.1 billion, or 65%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties. Additionally, we invest in government-insured GNMA pool buyouts purchased from GNMA pool securities and other loans secured by residential real estate.
Residential mortgage loans increased by $504.1 million, or 11%, to $5.1 billion at June 30, 2012 from $4.6 billion at December 31, 2011. This increase was driven primarily by an increase in organic production of portfolio products and strategic acquisitions of high quality jumbo ARM products and conventional loans.

Commercial and Commercial Real Estate Loans
At June 30, 2012, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $1.8 billion, or 24% of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $681.3 million, or 58%, to $1.8 billion at June 30, 2012 from $1.2 billion at December 31, 2011 due to new orginiations within our Commerical Real Estate Loans portfolio and our warehouse finance acquisition. Refer to Note 3 in our condensed consolidated financial statements for additional information on the warehouse finance acquisition.
Lease Financing Receivables
Lease financing receivables increased by $92.7 million, or 16%, to $681.2 million, or 9% of our total held for investment loan and lease portfolio at June 30, 2012 from $588.5 million at December 31, 2011. The increase was due to new lease originations, which were partially offset by paydowns of existing leases. Our leases generally consist of short-term and medium-term leases and loans secured by office equipment, office technology systems, healthcare and other essential-use small business equipment. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was rebranded as EverBank Commercial Finance, Inc. (ECF).
Home Equity Lines
At June 30, 2012, our home equity lines totaled $188.8 million, or 2% of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $11.3 million, or 6%, to $188.8 million at June 30, 2012 from $200.1 million at December 31, 2011, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At June 30, 2012, consumer and credit card loans, in the aggregate, totaled $7.8 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our customers which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Mortgage Servicing Rights

The following table presents the change in our MSR portfolio for the three and six months ended at June 30, 2012 and 2011:

Change in Mortgage Servicing Rights				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$462,420	$568,645	$489,496	$573,196
Originated servicing rights capitalized upon sale of loans	18,498	7,041	37,027	26,657
Amortization	(34,142)	(21,429)	(63,481)	(44,217)
Increase in valuation allowance	(30,135)	—	(45,279)	—
Other	(679)	(938)	(1,801)	(2,317)
Balance, end of period	$415,962	$553,319	$415,962	$553,319
Valuation Allowance:
Balance, beginning of period	$54,599		$39,455
Increase in valuation allowance	30,135		45,279
Balance, end of period	$84,734		$84,734

Originated servicing rights increased by $11.5 million in the second quarter of 2012 and by $10.4 million in the first six months of 2012, compared to the same periods in 2011. The increase is primarily due to increased mortgage lending volume of $1.1 billion in the second quarter of 2012 and $1.8 billion in the first six months of 2012, compared to the same periods in 2011.

Amortization expense increased by $12.7 million, or 59%, in second quarter 2012 and by $19.3 million, or 44%, in the first six months of 2012, compared to the same periods in 2011. The increase in amortization expense is due to refinancing activity resulting in higher prepayment speeds, compared to the same periods in 2011, due to borrowers taking advantage of a low rate environment and government sponsored programs. Annualized amortization rates as of June 30, 2012 and 2011 approximated 26.83% and 15.40%.

An increase in expected portfolio prepayment speeds due to HARP 2.0 along with an increase of credit eligible borrowers due to a further decline in interest rates was the primary cause of impairment of $30.1 million in the second quarter of 2012 and $45.3 million during the first six months of 2012. At June 30, 2012, approximately 50% of the portfolio was eligible to refinance under the HARP program or in the money due to low interest rates. As such, near term annualized prepayment speeds were estimated at 23.8%.

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

Discounts on Acquired Loans and Lease Financing Receivables
For acquired credit-impaired, or ACI, loans accounted for under ASC 310-30, we periodically reassess cash flow expectations at a pool or loan level. In the case of improving cash flow expectations for a particular loan or pool of loans, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan or lease losses following the allowance for loan loss framework. For more information on ACI loans accounted for under ASC 310-30, see Note 6 in our condensed consolidated financial statements.
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at June 30, 2012:

Carrying Value of ACI Loans			Table 15
	June 30, 2012
(dollars in thousands)	Bank of Florida	Other	Total
Under ASC 310-30
UPB or contractual net investment	$613,623	$508,605	$1,122,228
Plus: contractual interest due or unearned income	239,050	387,714	626,764
Contractual cash flows due	852,673	896,319	1,748,992
Less: nonaccretable difference	167,424	348,188	515,612
Less: Allowance for loan losses	15,828	4,490	20,318
Expected cash flows	669,421	543,641	1,213,062
Less: accretable yield	112,413	54,808	167,221
Carrying value	$557,008	$488,833	$1,045,841
Carrying value as a percentage of UPB or contractual net investment	91%	96%	93%
In the Bank of Florida ACI portfolio, an impairment charge of $4.2 million was recognized for the six months ended June 30, 2012 due to a reduction in cash flow expectations in certain pools of loans. Within this portfolio, we reclassified $10.7 million to nonaccretable difference from accretable yield as a result of this reduction in cash flows.
In our other ACI portfolio, additional impairment of $0.1 million was recognized for the six months ended June 30, 2012. Within this portfolio, we reclassified $1.4 million to accretable yield as there was an increase in expected cash flows in certain pools of loans.

For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at June 30, 2012:

Recorded Investment of Non-ACI Loans and Leases				Table 16
(dollars in thousands)	Bank of Florida	Tygris	Other	Total
Under ASC 310-20
June 30, 2012
UPB or contractual net investment	$45,629	$153,690	$2,502,238	$2,701,557
Less: net purchase discount	15,295	31,058	64,376	110,729
Recorded investment	$30,334	$122,632	$2,437,862	$2,590,828
Recorded investment as a percentage of UPB or contractual net investment	66%	80%	97%	96%
December 31, 2011
UPB or contractual net investment	$58,519	$225,794	$2,067,453	$2,351,766
Less: net purchase discount	16,959	49,708	80,720	147,387
Recorded investment	$41,560	$176,086	$1,986,733	$2,204,379
Recorded investment as a percentage of UPB or contractual net investment	71%	78%	96%	94%
Our non-ACI portfolio for Bank of Florida consists of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. During the six months ended June 30, 2012, there was not a significant change in the amount of purchase discount in this portfolio as there was normal accretion of the discount (non-credit) and nominal charge-offs for the period. Charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and lease losses.

Our non-ACI portfolio for Tygris consists of leases that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to the ECF portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the lease as recorded by Tygris prior to acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the three and six months ended June 30, 2012, we recognized $8.2 million and $18.2 million, respectively, in discount accretion through interest income and had charge-offs of $0.1 million and  $0.4 million, respectively.  Similar to the Bank of Florida portfolio, charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and leases losses.

Our remaining non-ACI portfolio includes loans we have strategically acquired over the years. During the three and six months ended June 30, 2012, we recognized $0.1 million and $10.1 million, respectively, in related premiums,  $3.0 million and $6.2 million in discount accretion through interest income, and had no charge-offs, respectively. Similar to the other portfolios, we monitor each pool of loans and leases purchased for the need of an allowance in addition to our acquired purchase discount and record an allowance for losses through provision for loan and lease losses.

Problem Loans and Leases
Loans and leases are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due, with the exception of government-insured loans and ACI loans. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed from interest income, and interest income is recorded as collected.
We exclude government-insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans acquired in the Bank of Florida acquisition from non-performing status because we expect to fully collect their new carrying value which reflects significant purchase discounts. If our expectation of reasonably estimable future cash flows deteriorates, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.
Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring, or TDR. Loans restructured with terms and at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.
The following table sets forth the composition of our NPA, including non-accrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets (1)		Table 17
(dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans and leases:
Residential mortgages	$66,956	$81,594
Commercial and commercial real estate	95,882	104,829
Lease financing receivables	1,295	2,385
Home equity lines	4,256	4,251
Consumer and credit card	573	419
Total non-accrual loans and leases	168,962	193,478
Accruing loans 90 days or more past due	1,800	6,673
Total non-performing loans (NPL)	170,762	200,151
Other real estate owned (OREO)	49,248	42,664
Total non-performing assets (NPA)	220,010	242,815
Troubled debt restructurings (TDR) less than 90 days past due	93,184	92,628
Total NPA and TDR (1)	$313,194	$335,443
Total NPA and TDR	$313,194	$335,443
Government-insured 90 days or more past due still accruing	1,647,567	1,570,787
Bank of Florida ACI loans and OREO:
90 days or more past due	140,797	149,743
OREO	20,379	19,456
Total regulatory NPA and TDR	$2,121,937	$2,075,429

Adjusted credit quality ratios excluding government-insured loans and ACI loans: (1)
NPL to total loans	1.57%	2.18%
NPA to total assets	1.46%	1.86%
NPA and TDR to total assets	2.08%	2.57%
Credit quality ratios including government-insured loans and ACI loans:
NPL to total loans	18.00%	20.95%
NPA to total assets	13.49%	15.20%
NPA and TDR to total assets	14.11%	15.91%

(1)
We define non-performing assets, or NPA, as non-accrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government-insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans and foreclosed property acquired in the Bank of Florida acquisition because, as of June 30, 2012, we expect to fully collect the carrying value of such loans and foreclosed property.

At June 30, 2012, total non-performing loans (or NPL) were $170.8 million, or 1.6% of total loans, down $29.4 million from $200.2 million, or 2.2% of total loans, at December 31, 2011.
We use an asset risk classification system in compliance with guidelines established by the Office of the Comptroller of Currency (OCC) Handbook as part of our efforts to monitor asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset is not warranted. Commercial loans with adverse classifications are reviewed by the commercial credit committee of our executive credit committee monthly.
In addition to the problem loans described above, as of June 30, 2012, we had special mention loans and leases totaling $79.9 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $6.3 million, or 7%, to $79.9 million at June 30, 2012, from $86.2 million at December 31, 2011. Loans and leases rated as special mention totaled $79.9 million, or 0.7% of the total loan portfolio and 0.8% of the noncovered loan portfolio at June 30, 2012, including $68.8 million acquired from Bank of Florida.

Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and six months ended June 30, 2012 and 2011:

Allowance for Loan and Lease Losses Activity				Table 18
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
ALLL, beginning of period	$78,254	$89,659	$77,765	$93,689
Charge-offs:
Residential mortgages	4,139	5,406	10,833	14,644
Commercial and commercial real estate	1,710	1,825	4,004	10,913
Lease financing receivables	917	1,032	2,098	3,128
Home equity lines	484	1,144	1,592	3,316
Consumer and credit card	40	138	51	140
Total charge-offs	7,290	9,545	18,578	32,141
Recoveries:
Residential mortgages	162	6	305	11
Commercial and commercial real estate	411	65	579	587
Lease financing receivables	29	5	65	13
Home equity lines	55	10	116	11
Consumer and credit card	15	5	29	5
Total recoveries	672	91	1,094	627
Net charge-offs	6,618	9,454	17,484	31,514
Provision for loan and lease losses	5,757	9,004	17,112	27,034
ALLL, end of period	$77,393	$89,209	$77,393	$89,209
Net charge-offs to average loans held for investment	0.34%	0.58%	0.49%	1.00%
The following table provides an analysis of the ALLL as a percentage of loans and leases held for investment, including ACI loans and leases and excluding ACI loans and leases at June 30, 2012 and December 31, 2011:

Allowance for Loan and Lease Losses Ratios		Table 19
(dollars in thousands)	June 30, 2012	December 31, 2011
ALLL	$77,393	$77,765
Loans and leases held for investment	7,785,430	6,519,281
ALLL as a percentage of loans and leases held for investment	0.99%	1.19%
ALLL excluding ACI	$57,075	$61,776
Loans and leases held for investment excluding ACI	6,719,271	5,360,105
ALLL as a percentage of loans and leases held for investment excluding ACI	0.85%	1.15%

Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct and wholesale channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and Freddie Mac (FHLMC). A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales.

As of June 30, 2012, we have 314 active repurchase requests. We have summarized the activity for the three and six months ended June 30, 2012 and 2011 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 20
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Agency	46	25	81	70
Agency Aggregators / Non-GSE (1)	84	50	164	132
Repurchase requests received	130	75	245	202
Agency	43	17	57	21
Agency Aggregators / Non-GSE (1)	76	24	82	30
Requests successfully defended	119	41	139	51
Agency	19	7	25	7
Agency Aggregators / Non-GSE (1)	31	4	33	4
Loans repurchased, indemnified or made whole	50	11	58	11
Agency	$576	$1,195	$2,183	$1,962
Agency Aggregators / Non-GSE (1)	1,851	3,037	3,478	5,298
Net realized losses on loan repurchases	$2,427	$4,232	$5,661	$7,260
Years of origination of loans repurchased	2001-2011	2001-2011	2001-2011	2001-2011

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.
On March 9, 2012 we settled with one of our correspondent investors for a pool of stated income loans originated and sold to the investor between 2004 and 2008 which had a UPB totaling $274 million. As part of the $1.9 million settlement, the investor released us of any and all claims arising from settled loans, including any outstanding repurchase requests, and all future claims arising from settled loans. At the time of the settlement, we had 47 open repurchase requests outstanding related to those loans. We have repurchased 17 loans from this correspondent investor from 2007-2012, without any admission of wrongdoing by us, with losses realized of $1.3 million over this period. We have excluded the activity related to these loans from the table above as well as the repurchase reserve rollforward in the table below.
In May of 2011, we executed an agreement with one of our correspondent investors to settle claims related to certain loan repurchase requests. These loan requests were received from 2009 through 2011 and relate to 30 loans originated in 2006 and 2007, with a UPB totaling $7.7 million. In exchange for a payment of $2.1 million and without any admission of wrongdoing by us, the investor released us from any and all claims arising from these mortgage loans. This agreement referred solely to the outstanding repurchase requests in question and did not relate to any requests which may arise in the future.

The following is a rollforward of our reserves for repurchase losses for the three and six months ended June 30, 2012 and 2011:

Reserves for Loans Sold or Securitized				Table 21
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance, beginning of period	$35,000	$31,998	$32,000	$26,798
Provision for new sales/securitizations	306	529	690	719
Provision for changes in estimate of existing reserves	1,121	4,914	6,971	12,952
Net realized losses on repurchases	(2,427)	(4,232)	(5,661)	(7,260)
Balance, end of period	$34,000	$33,209	$34,000	$33,209

Quarters of coverage ratio(1)	13		13

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $34.0 million as of June 30, 2012, compared to $33.2 million as of June 30, 2011. The increase in the liability since June 30, 2011 is primarily due to an increase in the number of repurchased loans and continuing elevated incoming repurchase requests. We recognized expense of $7.7 million compared to $13.7 million for the six months ended June 30, 2012 and 2011, respectively. The amount of incoming repurchase requests has remained elevated for each quarter after June 30, 2011.
Our quarters of coverage ratio showed approximately 13 quarters of coverage given our current reserve levels at June 30, 2012. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of June 30, 2012 would have increased by 72% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of June 30, 2012 would have decreased by 55%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends
The sensitivity analysis for the loan repurchase reserve as of June 30, 2012 is as follows:

Sensitivity of Repurchase Reserve					Table 22
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$58,402	$45,468	$34,000	$23,999	$15,465

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
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and six months ended June 30, 2012 and 2011:

Reserves for Repurchase Obligations for Loans Serviced				Table 23
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance, beginning of period	$30,427	$28,450	$30,364	$30,000
Provision for changes in estimate of existing reserves	2,868	1,980	5,899	2,184
Net realized losses on repurchases	(5,655)	(5,286)	(8,623)	(7,040)
Balance, end of period	$27,640	$25,144	$27,640	$25,144

Quarters of coverage ratio (1)	6		6

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of June 30, 2012 would have increased by 32% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of June 30, 2012 would have decreased by 24%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of June 30, 2012 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 24
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$36,423	$31,979	$27,640	$24,250	$20,965

Loans in Foreclosure
Losses can arise from certain government agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in certain minimal foreclosure costs being borne by servicers. In particular, government insured loans serviced under GNMA guidelines require servicers to fund any foreclosure claims not otherwise covered by insurance claim funds of the U.S. Department of Housing and Urban Development and/or the U.S. Department of Veterans Affairs.
Other than foreclosure-related costs associated with servicing government insured loans, we have not entered into any servicing agreements that require us as servicer to cover foreclosure-related costs.

Funding Sources
Deposits obtained from clients are our primary source of funds for use in lending, acquisitions and other business purposes. We generate deposit client relationships through our consumer direct, financial center and financial intermediary distribution channels. The consumer direct channel includes: Internet, email, telephone and mobile device access to product and customer support offerings. Our differentiated products, integrated online financial portal and value-added account features deepen our interactions and relationships with our clients resulting in high retention rates. Other funding sources include short-term and long-term borrowings and shareholders’ equity. Borrowings have become an important funding source as we have grown.
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 25
(dollars in thousands)	June 30, 2012	December 31, 2011
Noninterest-bearing demand	$1,356,769	$1,234,615
Interest-bearing demand	2,158,937	2,124,306
Market-based money market accounts	434,015	455,204
Savings and money market accounts, excluding market-based	3,959,874	3,759,045
Market-based time	832,474	901,053
Time, excluding market-based	2,061,674	1,791,540
Total deposits	$10,803,743	$10,265,763
Our major source of funds and liquidity is our deposit base, which provides funding for our investment securities, loan and lease portfolios. We carefully manage our interest paid on deposits to control the level of interest expense we incur. The mix and type of interest-bearing and noninterest-bearing deposits in our deposit base changes due to our funding needs, marketing activities and market conditions. We have experienced deposit growth as a result of the increased marketing initiatives we executed as part of our growth plan.
Total deposits increased by $0.5 billion to $10.8 billion at June 30, 2012 from $10.3 billion at December 31, 2011. During the first six months of 2012, noninterest-bearing deposits increased by $0.1 billion to $1.4 billion, primarily due to an increase in escrow deposits. Interest-bearing deposits increased by $0.4 billion to $9.4 billion at June 30, 2012 from $9.0 billion at December 31, 2011. This increase in interest-bearing deposits is primarily due to growth in time deposits, savings and money market accounts.

FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our FHLB borrowings increased by $1.2 billion, or 101%, to $2.5 billion at June 30, 2012 from $1.2 billion at December 31, 2011. The increase is primarily due to the increase in loans of $1.7 billion which was funded in part by FHLB advances. Additionally, we use wholesale funding in order to take advantage of historically low fixed borrowing rates.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and six months ended June 30, 2012 and 2011, respectively.

Borrowed Funds			Table 26
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Fixed-rate advances:
Average daily balance	$1,734,722	$664,945	$1,263,496	$692,515
Weighted-average interest rate	1.55%	3.61%	1.84%	3.60%
Maximum month-end amount	$1,670,586	$666,320	$1,670,586	$726,325
Convertible advances:
Average daily balance	$31,692	$44,000	$37,132	$44,000
Weighted-average interest rate	4.45%	4.42%	4.44%	4.42%
Maximum month-end amount	$34,000	$44,000	$44,000	$44,000
Overnight advances:
Average daily balance	$301,555	$4,505	$263,901	$3,370
Weighted-average interest rate	0.40%	0.36%	0.39%	0.40%
Maximum month-end amount	$840,500	$410,000	$840,500	$410,000

During July 2012, we entered into commitments for five new fixed rate advances and modified five existing advances from the FHLB in order to support the acquisition of BP and other strategic priorities.  The new commitments represent a total borrowing of $636.0 million funding September 28, 2012 and the five existing advances were modified to extend the maturities of the advances and represent a remaining principal balance of $250.0 million.
Trust Preferred Securities

Our outstanding trust preferred securities totaled $103.8 million at June 30, 2012 and December 31, 2011.

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

We continued to maintain a strong liquidity position during the second quarter of 2012. Cash and cash equivalents were $518.2 million, available for sale investment securities were $1.9 billion, and total deposits were $10.8 billion as of June 30, 2012.
As of June 30, 2012, we had a $2.9 billion line of credit with the FHLB, of which $2.5 billion was outstanding. Based on asset size, the maximum potential line available with the FHLB was $4.1 billion at June 30, 2012, assuming eligible collateral to pledge. As of June 30, 2012, we pledged collateral with the FRB that provided $178.9 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At June 30, 2012, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits and federal funds commitments was $1.5 billion and $40.0 million, with $298.9 million and $0 in outstanding borrowings, respectively.
We continue to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as government regulators move closer to implementing the final rules.

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

On May 8, 2012, we completed the sale of $221.0 million in new common equity through the issuance and sale of 22,103,000 shares of common stock in an underwritten public offering (the Offering) at an initial price of $10.00 per share, including 2,883,000 shares that were sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company. We received net proceeds of $198.5 million from the Offering, after deducting underwriting discounts and commissions and offering expenses.

Prior to the completion of the Offering, our Board of Directors approved a special cash dividend of $1.1 million to the holders of the Series B 4% Cumulative Convertible Preferred Stock (Series B Preferred Stock), which was paid on June 19, 2012. As a result of the merger of EverBank Florida into EverBank Delaware, the 136,544 shares of outstanding Series B Preferred Stock automatically converted into 15,964,644 shares of Common Stock.

In July 2012, our Board of Directors announced a quarterly cash dividend of $0.02 per common share, payable on August 21, 2012, to stockholders of record as of August 6, 2012.

General Electric Capital Corporation (GECC) Business Property Lending, Inc. (BP) Acquisition

In June 2012, we entered into a Stock and Asset Purchase Agreement and a Tax Matters Agreement with GECC pursuant to which we agreed to purchase all of the issued and outstanding stock of BP, a wholly owned subsidiary of GECC, for approximately $2.5 billion in cash. No debt will be assumed in the acquisition. The final purchase price will be determined at closing. At the time of the closing of the transaction, BP will own GECC’s platform for originating and servicing commercial real estate loans for essential use properties owned or leased by small and midsize businesses. We believe this fully integrated, high quality franchise will accelerate our strategic growth plans and will further enhance and diversify our robust, nationwide asset generation capabilities.The transaction is currently expected to close in the fourth quarter of 2012, subject to the receipt of regulatory approvals and the satisfaction of certain other customary closing conditions.

Capital Ratios

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and potential additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

We expect that, as a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III, we will be subject to increasingly stringent regulatory capital requirements.

At June 30, 2012, we exceeded all regulatory capital requirements and are considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.3% and a total risk-based capital ratio of 15.8%.

The table below shows regulatory capital and risk-weighted assets for EB at June 30, 2012 and December 31, 2011:

Regulatory Capital (bank level)		Table 27
(dollars in thousands)		June 30, 2012	December 31, 2011
Shareholders’ equity		$1,263,687	$1,070,887
Less:	Goodwill and other intangibles	(16,938)	(17,642)
	Disallowed servicing asset	(36,650)	(38,925)
	Disallowed deferred tax asset	(70,357)	(71,803)
Add:	Accumulated losses on securities and cash flow hedges	110,101	105,682
Tier 1 Capital		1,249,843	1,048,199
Less:	Low-level recourse and residual interests	—	(21,587)
Add:	Allowance for loan and lease losses	77,393	77,765
Total regulatory capital		$1,327,236	$1,104,377
Adjusted total assets		$15,022,729	$13,081,401
Risk-weighted assets		8,424,290	7,043,371
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 28
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2012
Tier 1 capital to adjusted tangible assets	$1,249,843	8.3%	$600,909	4.0%	$751,136	5.0%
Total capital to risk-weighted assets	1,327,236	15.8	673,943	8.0	842,429	10.0%
Tier 1 capital to risk-weighted assets	1,249,843	14.8	N/A	N/A	505,457	6.0%
December 31, 2011
Tier 1 capital to adjusted tangible assets	$1,048,199	8.0%	$523,256	4.0%	$654,070	5.0%
Total capital to risk-weighted assets	1,104,377	15.7	563,470	8.0	704,337	10.0
Tier 1 capital to risk-weighted assets	1,026,612	14.6	N/A	N/A	422,602	6.0

Regulatory Capital Update

In June 2012, our primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”), published notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and EverBank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” The 2012 Capital Proposals include (i) proposed regulations (the “Basel III Proposal”) to implement the Basel Committee's framework for strengthening international capital and liquidity regulation issued in December 2010 and generally known as “Basel III,” and (ii)  proposed regulations (the “Standardized Approach Proposal”) that would replace the existing Basel I-derived general risk based capital rules with a more risk-sensitive based approach. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings for debt and securitization positions from the federal banking agencies' rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Basel III Proposal

The Basel III Proposal is generally consistent with the final Basel III capital framework, as described in our Registration Statement on Form S-1, as filed with the SEC on May 2, 2012 under “ Business-Regulation and Supervision” and deals with the components of capital and other issues affecting the numerator in banking institutions' regulatory capital ratios. Although the Basel III Proposal does not specify an effective date or implementation date, it contemplates that implementation will coincide with the international Basel III implementation schedule, which commences on January 1, 2013.

In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016, consistent with Section 171 of the Dodd-Frank Act.

With respect to EverBank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, including by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well capitalized.

Standardized Approach Proposal

The Standardized Approach Proposal expands upon the initial Basel II standardized approach endeavors from 2008 but with important differences, including mandatory application as opposed to optional application, and in view of the prohibition in Section 939A of Dodd-Frank on the use of credit ratings, replacement of the Basel II standardized approach's heavy reliance on credit ratings with non-ratings-based alternatives. The Standardized Approach Proposal generally deals with risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios.

This proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.

Management believes, as of June 30, 2012, that the Company and EverBank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

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

Asset and Liability Management and Market Risk

Interest rate risk is our primary market risk and results from our business of investing in interest-earning assets with funds obtained from interest-bearing deposits and borrowings. Interest rate risk is defined as the risk of loss of future earnings or market value due to changes in interest rates. We are subject to this risk because:

•assets and liabilities may mature or re-price at different times or by different amounts;
•short-term and long-term market interest rates may change by different amounts;
•similar term rate indices may exhibit different re-pricing characteristics; and
•the life of assets and liabilities may shorten or lengthen as interest rates change.

Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the fair value of MSRs and other items affecting earnings. Our objective is to measure the impact of interest rate changes on our capital and earnings and manage the balance sheet in order to decrease interest rate risk.

Interest rate risk is primarily managed by the Asset and Liability Committee, or ALCO, which is composed of certain of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of net portfolio value, or NPoV which

Management’s Discussion and Analysis of Financial Condition and Results of Operations

is defined as the present value of assets less the present value of liabilities. NPoV scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The NPoV does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this business hedge historically offsets most, if not all, of the heightened amortization of our MSR portfolio and other identified risks associated with declining interest rate scenarios, these factors fall outside of the NPoV framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.

If NPoV rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the NPoV, no matter what the rate scenario. The table below shows the estimated impact on NPoV of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of June 30, 2012 and December 31, 2011.

Interest Rate Sensitivity	Table 29
(dollars in thousands)	June 30, 2012		December 31, 2011
	NPoV	% of Assets	NPoV	% of Assets
Up 300 basis points	$2,046,645	13.8%	$1,838,181	14.3%
Up 200 basis points	2,086,133	13.8%	1,860,204	14.2%
Up 100 basis points	2,034,167	13.2%	1,830,916	13.7%
Actual	1,839,626	11.9%	1,694,353	12.5%
Down 100 basis points	1,602,918	10.3%	1,564,919	11.5%

The projected exposure of NPoV to changes in interest rates at June 30, 2012 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.

Use of Derivatives to Manage Risk

Interest Rate Risk

An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted issuances of debt. These derivatives include forward sales commitments (FSA), optional forward sales commitments (OFSA), and forward interest rate swaps.
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

Foreign Exchange Risk

Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to customers seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single-currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of each single-currency certificate of deposit, money market deposit instrument, or foreign exchange contract. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge. For more information, including the notional amount and fair value, of these derivatives, see Note 12 in our condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
See the “Asset and Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in May 2011 in the United States District Court for the District of Kentucky; (2) State of Ohio, ex. reI. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio and later removed to federal court; (3) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et aI. , filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (4) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (5) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court; (6) County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the Circuit Court for the First Judicial Circuit, Union County, Illinois and later removed to federal court; (7) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; and (8) Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al. filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys’ fees and costs. We believe the plaintiff’s claims are without merit and intend to contest all such claims vigorously.

Item 1A.   Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described below. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The Risk Factors, as so supplemented, set forth the material factors that could affect EverBank Financial Corp's financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

We may become subject to additional risks as a result of our proposed acquisition of Business Property Lending, Inc. from GE Capital
Real Estate, North America.

The proposed acquisition of Business Property Lending, Inc. from GE Capital Real Estate, North America could expose us to commercial lending in new markets where the Company has little commercial experience, which could result in losses that would affect our financial results. Prior to our proposed acquisition of Business Property Lending, Inc., most of the commercial loans we have originated have been in the state of Florida. Following the acquisition we will acquire a nationwide portfolio of commercial loans, along with a platform to generate such loans. If we do not maintain strong underwriting standards as we have in the past, we may suffer losses as these loans fail to perform. In addition commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower's ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure to pay on time by our customers would adversely affect our results of operations and cash flows.

We may become subject to a number of risks if we elect to pursue further acquisitions and may not be able to acquire and integrate acquisition targets successfully if we choose to do so.

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

Even if suitable candidates are identified and we succeed in consummating these transactions, acquisitions involve risks that may adversely affect our market value and profitability. These risks include, among other things: credit risk associated with acquired loans and investments; retaining, attracting and integrating personnel; loss of customers; reputational risks; difficulties in integrating or operating acquired businesses or assets; and potential disruption of our ongoing business operations and diversion of management's attention. Through our acquisitions we may also assume unknown or undisclosed liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, adequate due diligence and indemnification provisions, we cannot be certain that the due diligence we have conducted is adequate or that the indemnification provisions and other risk mitigants we put in place will be sufficient.

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

Item 5.   Other Information

In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012 and present net income and other comprehensive income in two separate, but consecutive, statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31, 2011, 2010, and 2009. The retrospective application did not have a material impact on our financial condition or results of operations.

	December 31,
	2011	2010	2009
Net Income	$52,729	$188,900	$53,365
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to earnings	(15,892)	(21,975)	(3,869)
Unrealized gains (losses) due to changes in fair value	(40,711)	4,660	33,697
Other-than-temporary impairment loss (noncredit portion), net of accretion	(502)	1,159	(1,661)
Tax effect	21,196	6,371	(10,170)
Change in unrealized gains (losses) on debt securities	(35,909)	(9,785)	17,997
Interest Rate Swaps
Net unrealized losses due to changes in fair value	(115,571)	(29,506)	(1,750)
Reclassification of unrealized net losses to earnings	7,515	5,388	4,079
Tax effect	41,272	8,784	(1,041)
Change in interest rate swaps	(66,784)	(15,334)	1,288
Other Comprehensive Income (Loss)	(102,693)	(25,119)	19,285
Comprehensive Income (Loss)	$(49,964)	$163,781	$72,650

Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EverBank Financial Corp

Date: August 3, 2012	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	/s/ Steven J. Fischer
Steven J. Fischer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of May 8, 2012, by and between EverBank Financial Corp, a Florida corporation, and EverBank Financial Corp, a Delaware corporation (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 30, 2012 and incorporated herein by reference).

2.2
Stock and Asset Purchase Agreement, by and between EverBank Financial Corp and General Electric Capital Corporation, dated June 30, 2012 (filed as Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 2, 2012 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of EverBank Financial Corp (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 30, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of EverBank Financial Corp (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 30, 2012 and incorporated herein by reference).

4.1	Specimen stock certificate of EverBank Financial Corp (filed as Exhibit 4.1 to the Company’s Form S-1/A filed with the SEC on February 7, 2011 and incorporated herein by reference).

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

10.4
Tax Matters Agreement by and between EverBank Financial Corp and General Electric Capital Corporation, dated June 30, 2012 (filed as Exhibit 2.2 to the Company's Form 8-K filed with the SEC on July 2, 2012 and incorporated herein by reference).

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

**	Filed herewith