Form 10-Q/A
period 2012-06-30
EverBank Financial Corp
filed 2012-08-30
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of EverBank Financial Corp for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 3, 2012. This amendment is being filed solely to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period provided by Rule 405 of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, (ii) the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, (iv) the unaudited condensed consolidated statements of shareholders' equity for the six months ended June 30, 2012 and 2011, (v) the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and (vi) the unaudited notes to condensed consolidated financial statements, which are tagged as blocks of text and in detail.

No other changes have been made to the Form 10-Q, and this Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosure made in the Form 10-Q.

Part II. Other Information

Item 6. Exhibits

A list of exhibits to this Form 10-Q/A is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EverBank Financial Corp

Date: August 30, 2012	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2012	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Previously filed with EverBank Financial Corp's Quarterly Report on Form 10-Q filed on August 3, 2012 for the period ended June 30, 2012.