Form 10-Q
period 2012-09-30
EverBank Financial Corp
filed 2012-11-13
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☒    No ☐
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
Yes ☐  No ☒
As of October 31, 2012, there were 120,637,400 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$53,357	$31,441
Interest-bearing deposits in banks	1,566,612	263,540
Total cash and cash equivalents	1,619,969	294,981
Investment securities:
Available for sale, at fair value	1,722,556	1,903,922
Held to maturity (fair value of $177,228 and $194,350 as of September 30, 2012 and December 31, 2011, respectively)	170,804	189,518
Other investments	126,151	98,392
Total investment securities	2,019,511	2,191,832
Loans held for sale (includes $1,025,467 and $777,280 carried at fair value as of September 30, 2012 and December 31, 2011, respectively)	1,403,205	2,725,286
Loans and leases held for investment:
Covered by loss share or indemnification agreements	671,420	841,146
Not covered by loss share or indemnification agreements	9,385,306	5,678,135
Loans and leases held for investment, net of unearned income	10,056,726	6,519,281
Allowance for loan and lease losses	(76,469)	(77,765)
Total loans and leases held for investment, net	9,980,257	6,441,516
Equipment under operating leases, net	55,532	56,399
Mortgage servicing rights (MSR), net	381,773	489,496
Deferred income taxes, net	183,943	151,634
Premises and equipment, net	64,789	43,738
Other assets	800,461	646,796
Total Assets	$16,509,440	$13,041,678
Liabilities
Deposits:
Noninterest-bearing	$1,475,204	$1,234,615
Interest-bearing	10,340,722	9,031,148
Total deposits	11,815,926	10,265,763
Other borrowings	2,823,927	1,257,879
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	507,815	446,621
Total Liabilities	15,251,418	12,074,013
Commitments and Contingencies (Note 15)
Shareholders’ Equity
Series A 6% Cumulative Convertible Preferred Stock, $0.01 par value (1,000,000 shares authorized and 186,744 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at September 30, 2012) (Note 10)	—	2
Series B 4% Cumulative Convertible Preferred Stock, $0.01 par value (liquidation preference of $1,000 per share; 1,000,000 shares authorized inclusive of Series A Preferred Stock and 136,544 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at September 30, 2012) (Note 10)	—	1
Common Stock, $0.01 par value (500,000,000 and 150,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 120,624,500 and 75,094,375 issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	1,206	751
Additional paid-in capital	812,823	561,247
Retained earnings	550,724	513,413
Accumulated other comprehensive income (loss) (AOCI)	(106,731)	(107,749)
Total Shareholders’ Equity	1,258,022	967,665
Total Liabilities and Shareholders’ Equity	$16,509,440	$13,041,678
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans and leases	$140,230	$116,899	$400,824	$358,419
Interest and dividends on investment securities	20,879	27,201	62,127	82,778
Other interest income	152	197	338	1,312
Total Interest Income	161,261	144,297	463,289	442,509
Interest Expense
Deposits	22,491	23,959	63,884	75,559
Other borrowings	12,576	9,469	32,604	29,478
Total Interest Expense	35,067	33,428	96,488	105,037
Net Interest Income	126,194	110,869	366,801	337,472
Provision for Loan and Lease Losses	4,359	12,258	21,471	39,292
Net Interest Income after Provision for Loan and Lease Losses	121,835	98,611	345,330	298,180
Noninterest Income
Loan servicing fee income	42,341	48,390	130,380	144,023
Amortization and impairment of mortgage servicing rights	(54,521)	(44,053)	(163,281)	(88,270)
Net loan servicing income (loss)	(12,180)	4,337	(32,901)	55,753
Gain on sale of loans	85,748	20,921	203,851	39,854
Loan production revenue	10,528	6,518	27,817	18,513
Deposit fee income	4,671	7,803	16,738	19,398
Other lease income	7,103	7,095	24,588	22,163
Other	1,429	6,683	4,522	16,461
Total Noninterest Income	97,299	53,357	244,615	172,142
Noninterest Expense
Salaries, commissions and other employee benefits expense	85,399	57,757	228,266	171,451
Equipment expense	17,574	13,608	50,411	36,077
Occupancy expense	6,619	5,237	17,985	14,808
General and administrative expense	74,377	62,983	221,911	184,199
Total Noninterest Expense	183,969	139,585	518,573	406,535
Income before Provision for Income Taxes	35,165	12,383	71,372	63,787
Provision for Income Taxes	12,987	4,625	26,176	24,818
Net Income	$22,178	$7,758	$45,196	$38,969
Less: Net Income Allocated to Participating Preferred Stock	—	(1,598)	(8,564)	(8,420)
Net Income Allocated to Common Shareholders	$22,178	$6,160	$36,632	$30,549
Basic Earnings Per Share	$0.19	$0.08	$0.37	$0.41
Diluted Earnings Per Share	$0.19	$0.08	$0.37	$0.40
Dividends Declared Per Share	$0.02	$—	$0.02	$—
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$22,178	$7,758	$45,196	$38,969
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to earnings	—	(4,662)	—	(7,401)
Unrealized gains (losses) due to changes in fair value	18,662	(14,254)	32,367	(24,804)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	—	—	502
Tax effect	(7,094)	6,626	(12,240)	11,322
Change in unrealized gains (losses) on debt securities	11,568	(12,290)	20,127	(20,381)
Interest Rate Swaps
Net unrealized losses due to changes in fair value	(11,509)	(82,910)	(37,813)	(105,739)
Reclassification of unrealized losses to earnings	3,112	1,801	6,786	5,598
Tax effect	3,191	30,824	11,918	38,275
Change in interest rate swaps	(5,206)	(50,285)	(19,109)	(61,866)
Other Comprehensive Income (Loss)	6,362	(62,575)	1,018	(82,247)
Comprehensive Income (Loss)	$28,540	$(54,817)	$46,214	$(43,278)

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	45,196	—	45,196
Other comprehensive income	—	—	—	—	1,018	1,018
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	267	247,503	—	—	247,770
Repurchase of common stock	—	—	(442)	—	—	(442)
Share-based grants (including income tax benefits)	—	—	4,700	—	—	4,700
Cash dividends on common stock	—	—	—	(2,330)	—	(2,330)
Cash dividends on preferred stock	—	—	—	(5,555)	—	(5,555)
Balance, September 30, 2012	$—	$1,206	$812,823	$550,724	$(106,731)	$1,258,022

Balance, January 1, 2011	$3	$747	$556,001	$461,503	$(5,056)	$1,013,198
Net income	—	—	—	38,969	—	38,969
Other comprehensive loss	—	—	—	—	(82,247)	(82,247)
Issuance of common stock	—	4	1,089	—	—	1,093
Repurchase of common stock	—	(1)	(2,312)	—	—	(2,313)
Share-based grants (including income tax benefits)	—	—	5,178	—	—	5,178
Cash dividends on preferred stock	—	—	—	(170)	—	(170)
Paid-in-kind dividends on Series B Preferred Stock	—	—	591	(591)	—	—
Balance, September 30, 2011	$3	$750	$560,547	$499,711	$(87,303)	$973,708

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$45,196	$38,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums on investments	6,390	9,024
Depreciation and amortization of tangible and intangible assets	27,011	16,373
Amortization of loss on settlement of interest rate swaps	6,786	5,598
Amortization and impairment of mortgage servicing rights	163,281	88,270
Deferred income taxes	(32,631)	56,670
Provision for loan and lease losses	21,471	39,292
Loss on other real estate owned (OREO)	7,910	11,942
Share-based compensation expense	3,302	2,928
Payments for settlement of forward interest rate swaps	(41,386)	(2,796)
Other operating activities	(4,249)	(2,767)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(942,081)	72,307
Other assets	89,245	(135,379)
Accounts payable and accrued liabilities	60,194	22,686
Net cash provided by (used in) operating activities	(589,561)	223,117
Investing Activities:
Investment securities available for sale:
Purchases	(210,717)	(1,062,031)
Proceeds from sales	—	231,842
Proceeds from prepayments and maturities	419,500	471,460
Investment securities held to maturity:
Purchases	(14,917)	(155,885)
Proceeds from prepayments and maturities	32,810	8,958
Purchases of other investments	(70,782)	(2,552)
Proceeds from sales of other investments	43,008	50,895
Net change in loans and leases held for investment	(1,400,765)	(1,126,555)
Cash paid for acquisition	(351,071)	—
Purchases of premises and equipment, including equipment under operating leases	(39,453)	(40,398)
Proceeds related to sale or settlement of other real estate owned	30,311	35,549
Proceeds from insured foreclosure claims	115,040	164,237
Other investing activities	1,923	(8,803)
Net cash used in investing activities	(1,445,113)	(1,433,283)
Financing Activities:
Net increase in nonmaturity deposits	1,085,006	520,003
Net increase in time deposits	459,775	91,844
Net change in repurchase agreements	484,565	—
Decrease in short-term Federal Home Loan Bank (FHLB) advances	(470,000)	(25,000)
Proceeds from long-term FHLB advances	1,886,000	6,158
Repayments of long-term FHLB advances	(333,500)	(85,013)
Proceeds from issuance of common stock	256,522	1,093
Other financing activities	(8,706)	(8,862)
Net cash provided by financing activities	3,359,662	500,223
Net change in cash and cash equivalents	1,324,988	(709,943)
Cash and cash equivalents at beginning of period	294,981	1,169,221
Cash and cash equivalents at end of period	$1,619,969	$459,278

See Note 1 for disclosures related to supplemental noncash information.
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
EB’s subsidiaries are:
•AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;
•Tygris Commercial Finance Group, Inc. (Tygris), the parent of EverBank Commercial Finance, Inc.;
•EverInsurance, Inc.;
•Elite Lender Services, Inc.; and
•EverBank Wealth Management, Inc. (EWM).
On January 31, 2012, as part of a tax-free reorganization, the assets, liabilities and business activities of EWM were transferred to EB.
b) Reincorporation — In September 2010, EverBank Financial Corp, a Florida corporation (EverBank Florida), formed EverBank Financial Corp, a Delaware corporation (EverBank Delaware). Subsequent to its formation, EverBank Delaware held no assets, had no subsidiaries and did not engage in any business or other activities except in connection with its formation. In May 2012, EverBank Delaware completed an initial public offering with its common stock listed on the New York Stock Exchange LLC (NYSE) under the symbol “EVER”. Immediately preceding the consummation of that offering, EverBank Florida merged with and into EverBank Delaware, with EverBank Delaware continuing as the surviving corporation and succeeding to all of the assets, liabilities and business of EverBank Florida. The merger resulted in the following:

•	All of the outstanding shares of common stock of EverBank Florida were converted into approximately 77,994,699 shares of EverBank Delaware common stock;

•	All of the outstanding shares of Series B Preferred Stock of EverBank Florida were converted into 15,964,644 shares of EverBank Delaware common stock;

•	As a result of the reincorporation of EverBank Florida in Delaware, the Company is now governed by the laws of the State of Delaware.
Reincorporation of EverBank Florida in Delaware did not result in any change of the business, management, fiscal year, assets, liabilities or location of the principal facilities of the Company.
c) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and note disclosures as of and for the years ended December 31, 2011, 2010 and 2009, which are included in the Company’s registration statement on Form S-1 filed with the SEC on May 2, 2012.
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

d) Supplemental Cash Flow Information - Noncash investing and financing activities are presented in the following table:

	Nine Months Ended
	September 30,
	2012	2011
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims from loans held for investment	$146,480	$172,805
Loans transferred to foreclosure claims from loans held for sale	203,764	13,536
Loans transferred to other real estate owned from loans held for investment	32,100	50,251
Loans transferred from held for sale to held for investment	1,928,519	11,254
Loans transferred from held for investment to held for sale	94,650	779,190
Additions of originated mortgage servicing assets for loans sold	58,061	38,194

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$135,585	$—
2.  Recent Accounting Pronouncements and Updates to Significant Accounting Policies
Recent Accounting Pronouncements
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements — In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the first quarter of 2012 and was applied prospectively. Adoption of this standard resulted in additional disclosures as presented in Note 14 but did not have any impact on the Company’s results of operations.
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
Intangibles - Goodwill & Other — In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350)  —Testing Goodwill for Impairment, which affects all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is not required. Under the amendments in this update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit's fair value from a prior year as previously permitted under ASC Topic 350. This guidance was adopted in conjunction with the performance of the Company's annual goodwill impairment test performed during the second quarter of 2012. Adoption of this standard did not have any impact on the Company's consolidated financial statements or results of operations.
Updates to Significant Accounting Policies
Goodwill and Intangible Assets - Goodwill, core deposit premiums and other intangible assets are included in other assets in the consolidated balance sheets.
Goodwill is not amortized and is evaluated for potential impairment on an annual basis or when events or circumstances indicate a potential impairment at the reporting unit level. Reporting units are first evaluated qualitatively to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is believed that it is more likely than not that a reporting unit's fair value is less than its carrying value, the Company will estimate the reporting unit's fair market value to determine whether carrying value exceeds fair market value. If carrying value exceeds fair market value, goodwill is written down.
The Company may use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and take into consideration relevant market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
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

Fair Value Hedges - As part of its asset and liability management activities, the Company enters into forward interest rate swaps as a fair value hedge for financial instruments that create fixed cash flows. The fair value of such instruments will appreciate or depreciate as a result of fluctuations within the current interest rate environment. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of the derivative instruments that are linked to the hedged financial instruments.
For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item attributable to the hedged risk, is recorded in the related interest income or expense, as applicable. Payments and proceeds related to the settlement of these derivatives are included in the operating activities section of the consolidated statements of cash flows. All gains or losses on these derivatives are included in the assessment of hedge effectiveness.
For both cash flow hedges and fair value hedges, hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is sold, (3) a derivative is de-designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.
3.  Acquisition Activities
On April 2, 2012, the Company completed its acquisition of 100% of the net assets of the Warehouse Lending Division of MetLife Bank, N.A. pursuant to the asset purchase agreement dated February 8, 2012 between the Company and MetLife Bank, N.A.  The acquisition was funded entirely by cash with the transaction accounted for using the purchase method. Based on the purchase method of accounting, the consideration paid was allocated to the acquired assets and liabilities. No identifiable intangible assets or goodwill were recognized in the transaction. Information regarding the acquisition is as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed:
Loans	$350,997
Accrued interest and fees	617
Total Assets Acquired	351,614
Other liabilities	543
Total Liabilities Assumed	543
Total Identifiable Net Assets	$351,071
Under the purchase method of accounting, the measurement period for a transaction is to extend for a period necessary to obtain all available information to facilitate a complete and accurate recording of the transaction as of the acquisition date. This period, however, may not extend beyond a period of one year from the date of acquisition. In the event information not currently available is obtained during the measurement period that would affect the recording of this transaction, any applicable adjustments will be performed retrospectively adjusting the initial recording of this acquisition.
See Note 17 for information related to the acquisition of the Business Property Lending, Inc. (BPL), a wholly owned subsidiary of General Electric Capital Corporation.

4.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of September 30, 2012 and December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$67	$6	$—	$73	$73
Residential CMO securities - nonagency	1,705,372	24,172	15,340	1,714,204	1,714,204
Residential mortgage-backed securities (MBS) - agency	246	17	—	263	263
Asset-backed securities (ABS)	10,551	—	2,775	7,776	7,776
Equity securities	77	163	—	240	240
Total available for sale securities	$1,716,313	$24,358	$18,115	$1,722,556	$1,722,556
Held to maturity:
Residential CMO securities - agency	$132,946	$6,117	$—	$139,063	$132,946
Residential MBS - agency	32,871	2,339	—	35,210	32,871
Corporate securities	4,987	—	2,032	2,955	4,987
Total held to maturity securities	$170,804	$8,456	$2,032	$177,228	$170,804
December 31, 2011
Available for sale:
Residential CMO securities - agency	$96	$8	$—	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS - agency	317	21	—	338	338
Asset-backed securities	10,573	—	3,096	7,477	7,477
Equity securities	77	108	—	185	185
Total available for sale securities	$1,930,109	$17,746	$43,933	$1,903,922	$1,903,922
Held to maturity:
Residential CMO securities - agency	$159,882	$6,029	$78	$165,833	$159,882
Residential MBS - agency	19,132	1,464	—	20,596	19,132
Corporate securities	10,504	—	2,583	7,921	10,504
Total held to maturity securities	$189,518	$7,493	$2,661	$194,350	$189,518
At September 30, 2012 and December 31, 2011, investment securities with a carrying value of $1,049,695 and $543,705, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the nine months ended September 30, 2012, no gross gains or gross losses were realized on available for sale investments. For the nine months ended September 30, 2011, gross gains of $7,401 and gross losses of $0 were realized on available for sale investments in other noninterest income. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Debt securities:
Residential CMO securities - nonagency	$239,470	$4,422	$458,717	$10,918	$698,187	$15,340
Asset-backed securities	—	—	7,776	2,775	7,776	2,775
Corporate securities	—	—	2,955	2,032	2,955	2,032
Total debt securities	$239,470	$4,422	$469,448	$15,725	$708,918	$20,147
December 31, 2011
Debt securities:
Residential CMO securities - nonagency	$573,928	$16,646	$226,507	$24,191	$800,435	$40,837
Residential CMO securities - agency	6,224	78	—	—	6,224	78
Asset-backed securities	—	—	7,477	3,096	7,477	3,096
Corporate securities	—	—	2,404	2,583	2,404	2,583
Total debt securities	$580,152	$16,724	$236,388	$29,870	$816,540	$46,594
The Company had unrealized losses at September 30, 2012 and December 31, 2011 on residential CMO securities, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At September 30, 2012, the Company had 56 debt securities in an unrealized loss position. A total of 10 were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. Of these, 100% in amortized cost attained credit ratings of A or better. The remaining 46 debt securities were in an unrealized loss position for 12 months or longer. These 46 securities consisted of three ABS, one corporate security and 42 nonagency residential CMO securities. Of these 46 debt securities in an unrealized loss position, 72% in amortized cost had credit ratings of A or better.
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
When certain qualitative triggers indicate the likelihood of an OTTI, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. The Company recognized credit-related OTTI losses of $685 in other noninterest income for the nine months ended September 30, 2011 primarily due to a continued decline in the collateral value of a corporate security.
There were no OTTI losses recognized on available for sale or held to maturity securities during the nine months ended September 30, 2012 or for the three months ended September 30, 2011. Information regarding impairment related to credit loss recognized on securities in other noninterest income and impairment related to all other factors recognized in AOCI for the nine months ended September 30, 2011 are as follows:

Debt securities:	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Balance, January 1, 2011	$3,354	$502	$3,856
Additional charges on securities for which OTTI was previously recognized	685	(499)	186
Reduction for securities on which a reduction in value was taken against earnings (1)	(4,039)	—	(4,039)
Accretion of impairment related to all other factors	—	(3)	(3)
Balance, September 30, 2011	$—	$—	$—

(1)
The value of these securities for which impairment is related to credit loss was written down to a zero value during 2011 reflecting that the Company does not anticipate the ability to collect cash flows on these investments at any point in the future. This reduction in value was taken through earnings and thus, is reflected in the rollforward as a reduction of the credit loss balance to zero.

During the three and nine months ended September 30, 2012 and 2011, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income on available for sale securities	$17,875	$25,498	$55,474	$78,583
Interest income on held to maturity securities	2,504	1,552	5,313	3,561
Other interest and dividend income	500	151	1,340	634
	$20,879	$27,201	$62,127	$82,778
All investment interest income recognized by the Company during the three and nine months ended September 30, 2012 and 2011 was fully taxable.
5.  Loans Held for Sale
Loans held for sale as of September 30, 2012 and December 31, 2011, consist of the following:

	September 30, 2012	December 31, 2011
Government insured pool buyouts	$68,533	$1,939,114
Mortgage warehouse (carried at fair value)	1,025,467	761,818
Other	309,205	24,354
Total loans held for sale	$1,403,205	$2,725,286
The Company sells loans to various financial institutions, government agencies, government-sponsored enterprises, and individual investors. Currently, the Company sells a concentration of loans to government-sponsored entities. The Company does not originate, acquire or sell subprime mortgage loans.
The Company securitizes a portion of its residential mortgage loan originations through government agencies. The following is a summary of cash flows between the Company and the agencies for securitized loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds received from new securitizations	$2,476,812	$1,218,760	$6,267,169	$3,271,796
Net fees paid to agencies	14,741	8,182	42,403	25,903
Servicing fees collected	4,883	2,266	8,086	4,301
Repurchased loans	2,616	4,419	6,132	7,769
During the nine months ended September 30, 2012, the Company transferred $440,886 of conforming residential mortgages to Ginnie Mae (GNMA) in exchange for mortgage-backed securities.  As of September 30, 2012, the Company retained $68,377 of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the condensed consolidated balance sheet as loans held for sale. The remaining $372,509 in securities were sold to unrelated third parties during the nine months ended September 30, 2012, and have been recorded as sales.
During the three and nine months ended September 30, 2012, the Company transferred $1,899,527 and $1,928,519 in residential mortgage and commercial loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans are mortgage pool buyouts. For certain mortgage pool buyouts that meet the pooling and collateral eligibility requirements, the Company is able to securitize and sell the pools in the secondary market. The Company transferred loans that do not meet eligibility requirements to loans held for investment. The Company has the positive intent to hold these loans for the foreseeable future. Additionally, upon acquisition of mortgage pool buyouts from the Company's servicing portfolio or from third parties, the Company expects to hold the loans through liquidation or for the foreseeable future. When a decision is made to sell a loan, the Company will reclassify the loan to the held for sale portfolio.
During the three and nine months ended September 30, 2012, the Company transferred $93,043 and $94,650 of loans to held for sale at lower of cost or market. The majority of these loans are preferred products initially originated for the held for investment portfolio. The Company executed a forward sales contract to sell these and other newly originated loans during the third quarter of 2012; however, delivery is expected during the fourth quarter of 2012. As of September 30, 2012, the contract is accounted for as a derivative. See Note 13 for derivative financial instruments.

6.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012	December 31, 2011
Residential mortgages	$6,807,399	$4,556,841
Commercial and commercial real estate	2,315,494	1,165,384
Lease financing receivables	742,332	588,501
Home equity lines	183,692	200,112
Consumer and credit card	7,809	8,443
Total loans and leases held for investment, net of discounts	10,056,726	6,519,281
Allowance for loan and lease losses	(76,469)	(77,765)
Total loans and leases held for investment, net	$9,980,257	$6,441,516
As of September 30, 2012 and December 31, 2011, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	September 30, 2012	December 31, 2011
Net purchased loan and lease discounts	$188,924	$237,170
Net deferred loan and lease origination costs	22,282	19,057
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the nine months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	September 30, 2011
Contractual payments receivable for acquired loans and leases at acquisition	$218,750	$424,176
Expected cash flows for acquired loans and leases at acquisition	133,627	235,795
Basis in acquired loans and leases at acquisition	117,579	218,500
Information pertaining to the ACI portfolio as of September 30, 2012 and December 31, 2011 is as follows:

	Bank of Florida	Other Acquired Loans	Total
September 30, 2012
Carrying value, net of allowance	$523,654	$584,508	$1,108,162
Outstanding unpaid principal balance or contractual net investment	576,200	607,979	1,184,179
Allowance for loan and lease losses, beginning of year	11,638	4,351	15,989
Allowance for loan and lease losses, end of period	16,006	5,175	21,181

	Bank of Florida	Tygris	Other Acquired Loans	Total
December 31, 2011
Carrying value, net of allowance	$621,116	$—	$522,071	$1,143,187
Outstanding unpaid principal balance or contractual net investment	685,967	—	543,240	1,229,207
Allowance for loan and lease losses, beginning of year	6,189	97	3,695	9,981
Allowance for loan and lease losses, end of year	11,638	—	4,351	15,989
The Company recorded $863 and $954 in provision for loan and lease losses for the ACI portfolio for the three months ended September 30, 2012 and 2011 and $5,192 and $2,047 in provision for loan and lease losses for the ACI portfolio for the nine months ended September 30, 2012 and 2011, respectively. The increase in provision is the result of a decrease in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the nine months ended September 30, 2012 and 2011:

September 30, 2012		Bank of Florida	Other Acquired Loans	Total
Balance, beginning of period		$141,750	$65,973	$207,723
Additions		—	16,048	16,048
Accretion		(26,943)	(18,391)	(45,334)
Reclassifications from accretable yield		(9,441)	(620)	(10,061)
Balance, end of period		$105,366	$63,010	$168,376

September 30, 2011	Bank of Florida	Tygris	Other Acquired Loans	Total
Balance, beginning of period	$198,633	$9,745	$44,603	$252,981
Additions	—	—	17,295	17,295
Accretion	(35,423)	(2,976)	(8,292)	(46,691)
Reclassifications (from) to accretable yield	(8,246)	2,567	294	(5,385)
Transfer from loans held for investment to loans held for sale	—	—	(7,707)	(7,707)
Transfer to cost recovery	—	(6,678)	—	(6,678)
Balance, end of period	$154,964	$2,658	$46,193	$203,815
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
The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of September 30, 2012 and December 31, 2011:

	Bank of Florida	Tygris	Total
September 30, 2012
Residential mortgages	$65,319	$—	$65,319
Commercial and commercial real estate	485,910	—	485,910
Lease financing receivables	—	100,399	100,399
Home equity lines	18,101	—	18,101
Consumer and credit card	1,691	—	1,691
Total recorded investment of covered loans and leases	$571,021	$100,399	$671,420
December 31, 2011
Residential mortgages	$74,580	$—	$74,580
Commercial and commercial real estate	569,014	—	569,014
Lease financing receivables	—	176,125	176,125
Home equity lines	19,082	—	19,082
Consumer and credit card	2,345	—	2,345
Total recorded investment of covered loans and leases	$665,021	$176,125	$841,146

7.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$37,719	$32,050	$4,160	$3,288	$176	$77,393
Provision for loan and lease losses	(1,277)	3,271	917	1,400	48	4,359
Charge-offs	(3,868)	(2,636)	(805)	(1,215)	(61)	(8,585)
Recoveries	52	3,023	159	52	16	3,302
Balance, end of period	$32,626	$35,708	$4,431	$3,525	$179	$76,469

	Three Months Ended September 30, 2011
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$54,472	$28,295	$1,806	$4,612	$24	$89,209
Transfers to loans held for sale	(387)	—	—	—	—	(387)
Provision for loan and lease losses	9,538	844	1,943	(273)	206	12,258
Charge-offs	(9,778)	(6,058)	(1,473)	(763)	(41)	(18,113)
Recoveries	12	792	38	2	16	860
Balance, end of period	$53,857	$23,873	$2,314	$3,578	$205	$83,827

	Nine Months Ended September 30, 2012
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	3,516	10,537	3,344	3,978	96	21,471
Charge-offs	(14,701)	(6,640)	(2,903)	(2,807)	(112)	(27,163)
Recoveries	357	3,602	224	168	45	4,396
Balance, end of period	$32,626	$35,708	$4,431	$3,525	$179	$76,469

	Nine Months Ended September 30, 2011
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$46,584	$33,490	$2,454	$10,907	$254	$93,689
Change in estimate	10,154	(682)	(802)	(6,323)	(440)	1,907
Transfers to loans held for sale	(387)	—	—	—	—	(387)
Provision for loan and lease losses	21,905	6,657	5,212	3,060	551	37,385
Charge-offs	(24,422)	(16,971)	(4,601)	(4,079)	(181)	(50,254)
Recoveries	23	1,379	51	13	21	1,487
Balance, end of period	$53,857	$23,873	$2,314	$3,578	$205	$83,827

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of September 30, 2012 and December 31, 2011:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
September 30, 2012
Residential mortgages	$8,145	$19,306	$5,175	$32,626
Commercial and commercial real estate	4,822	14,880	16,006	35,708
Lease financing receivables	—	4,431	—	4,431
Home equity lines	—	3,525	—	3,525
Consumer and credit card	—	179	—	179
Total allowance for loan and lease losses	$12,967	$42,321	$21,181	$76,469

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
September 30, 2012
Residential mortgages	$87,571	$6,057,996	$661,832	$6,807,399
Commercial and commercial real estate	101,955	1,746,028	467,511	2,315,494
Lease financing receivables	—	742,332	—	742,332
Home equity lines	—	183,692	—	183,692
Consumer and credit card	—	7,809	—	7,809
Total loans and leases held for investment	$189,526	$8,737,857	$1,129,343	$10,056,726

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
December 31, 2011
Residential mortgages	$7,436	$30,554	$5,464	$43,454
Commercial and commercial real estate	6,021	11,663	10,525	28,209
Lease financing receivables	—	3,766	—	3,766
Home equity lines	—	2,186	—	2,186
Consumer and credit card	—	150	—	150
Total allowance for loan and lease losses	$13,457	$48,319	$15,989	$77,765

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
December 31, 2011
Residential mortgages	$90,927	$3,852,119	$613,795	$4,556,841
Commercial and commercial real estate	142,360	477,643	545,381	1,165,384
Lease financing receivables	—	588,501	—	588,501
Home equity lines	—	200,112	—	200,112
Consumer and credit card	—	8,443	—	8,443
Total loans and leases held for investment	$233,287	$5,126,818	$1,159,176	$6,519,281
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the quarterly credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of September 30, 2012 and December 31, 2011:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
September 30, 2012
Residential mortgages:
Residential	$4,055,948	$—	$71,073	$4,127,021
Government insured pool buyouts (1)	1,374,125	1,306,253	—	2,680,378
Lease financing receivables	740,313	—	2,019	742,332
Home equity lines	179,200	—	4,492	183,692
Consumer and credit card	7,329	—	480	7,809
Total	$6,356,915	$1,306,253	$78,064	$7,741,232

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial and commercial real estate:
Commercial	$1,208,730	$12	$9,897	$4,759	$1,223,398
Commercial real estate	756,554	65,327	270,215	—	1,092,096
Total commercial and commercial real estate	$1,965,284	$65,339	$280,112	$4,759	$2,315,494

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2011
Residential mortgages:
Residential	$3,655,884	$—	$71,658	$3,727,542
Government insured pool buyouts (1)	649,391	179,908	—	829,299
Lease financing receivables	586,116	—	2,385	588,501
Home equity lines	195,861	—	4,251	200,112
Consumer and credit card	8,024	—	419	8,443
Total	$5,095,276	$179,908	$78,713	$5,353,897

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial and commercial real estate:
Commercial	$151,473	$1,527	$18,279	$4,136	$175,415
Commercial real estate	639,883	78,385	270,656	1,045	989,969
Total commercial and commercial real estate	$791,356	$79,912	$288,935	$5,181	$1,165,384

(1)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of September 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
September 30, 2012
Residential mortgages:
Residential	$13,769	$7,258	$71,073	$92,100	$3,917,295	$4,009,395
Government insured pool buyouts (1) (2)	118,153	68,832	1,306,253	1,493,238	642,934	2,136,172
Commercial and commercial real estate:
Commercial	—	—	4,051	4,051	1,200,624	1,204,675
Commercial real estate	2,980	6,770	23,947	33,697	609,611	643,308
Lease financing receivables	4,017	1,060	770	5,847	736,485	742,332
Home equity lines	3,634	745	4,492	8,871	174,821	183,692
Consumer and credit card	—	22	173	195	7,614	7,809
Total loans and leases held for investment	$142,553	$84,687	$1,410,759	$1,637,999	$7,289,384	$8,927,383

December 31, 2011
Residential mortgages:
Residential	$16,966	$12,673	$71,658	$101,297	$3,487,525	$3,588,822
Government insured pool buyouts (1)	23,396	17,909	179,908	221,213	133,011	354,224
Commercial and commercial real estate:
Commercial	—	32	10,751	10,783	137,216	147,999
Commercial real estate	2,117	4,450	48,611	55,178	416,826	472,004
Lease financing receivables	3,394	971	962	5,327	583,174	588,501
Home equity lines	1,953	498	4,251	6,702	193,410	200,112
Consumer and credit card	106	50	233	389	8,054	8,443
Total loans and leases held for investment	$47,932	$36,583	$316,374	$400,889	$4,959,216	$5,360,105

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.

(2)
Government insured pool buyouts past due increased from December 31, 2011 primarily due to the transfer of loans from held for sale to held for investment categories during the third quarter of 2012. See Note 5 for more information on the transfer performed.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$70,217	$68,036	$8,145	$79,516	$74,189	$7,436
Commercial and commercial real estate:
Commercial	—	—	—	13,787	4,697	779
Commercial real estate	47,960	37,905	4,822	50,033	37,189	5,242
Total impaired loans with an allowance recorded	$118,177	$105,941	$12,967	$143,336	$116,075	$13,457

Without a related allowance recorded:
Residential mortgages:
Residential	$24,235	$19,535	$—	$16,738	$16,738	$—
Commercial and commercial real estate:
Commercial	18,872	8,165	—	10,650	9,814	—
Commercial real estate	73,179	55,885	—	122,385	90,661	—
Total impaired loans without an allowance recorded	$116,286	$83,585	$—	$149,773	$117,213	$—
The following table presents the average investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$88,681	$562	$89,649	$119
Commercial and commercial real estate:
Commercial	8,133	20	7,604	215
Commercial real estate	96,579	916	125,667	435
Total impaired loans	$193,393	$1,498	$222,920	$769

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$90,243	$1,834	$85,741	$1,284
Commercial and commercial real estate:
Commercial	9,909	39	7,671	238
Commercial real estate	109,838	1,678	153,232	1,385
Total impaired loans	$209,990	$3,551	$246,644	$2,907

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$71,073	$—	$71,658	$—
Government insured pool buyouts	—	1,306,253	—	179,908
Commercial and commercial real estate:
Commercial	6,352	—	12,294	—
Commercial real estate	79,414	—	86,772	—
Lease financing receivables	2,019	—	2,385	—
Home equity lines	4,492	—	4,251	—
Consumer and credit card	480	—	419	—
Total nonaccrual loans and leases	$163,830	$1,306,253	$177,779	$179,908
Troubled Debt Restructurings (TDR) — Modifications considered to be TDRs are individually evaluated for credit loss based on a discounted cash flow model using the loan’s effective interest rate at the time of origination. The discounted cash flow model used in this evaluation is adjusted to reflect the modified loan’s elevated probability of future default based on the Company’s historical redefault rate. These loans are classified as nonaccrual and have been included in the Company’s impaired loan disclosures in the tables above. A loan is considered to redefault when it is 30 days past due. Once a modified loan demonstrates a consistent period of performance under the modified terms, generally six months, the Company returns the loan to an accrual classification. If a modified loan defaults under the terms of the modified agreement, the Company measures the allowance for loan and lease losses based on the fair value of collateral less cost to sell.
The following is a summary of information relating to modifications considered to be TDRs for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	9	$3,429	$3,432	42	$17,136	$17,158
Commercial and commercial real estate:
Commercial	1	43	43	5	2,951	2,951
Commercial real estate	1	3,148	3,148	14	23,722	23,722
Total	11	$6,620	$6,623	61	$43,809	$43,831

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	36	$15,761	$15,802	115	$49,356	$49,447
Commercial and commercial real estate:
Commercial	1	192	192	3	3,034	3,034
Commercial real estate	2	1,199	1,199	15	10,615	10,615
Total	39	$17,152	$17,193	133	$63,005	$63,096
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

The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	2	$883	6	$3,107
Total	2	$883	6	$3,107

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	9	$3,824	19	$8,078
Commercial and commercial real estate:
Commercial	1	966	2	3,584
Commercial real estate	5	4,861	5	4,861
Total	15	$9,651	26	$16,523
The recorded investment of TDRs as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
Loan Type:
Residential mortgages	$87,571	$90,927
Commercial and commercial real estate	68,365	61,481
Total recorded investment of TDRs	$155,936	$152,408
Accrual Status:
Current	$75,842	$85,905
30-89 days past-due accruing	6,570	6,723
90+ days past-due accruing	246	—
Nonaccrual	73,278	59,780
Total recorded investment of TDRs	$155,936	$152,408

TDRs classified as impaired loans	$155,936	$152,408
Valuation allowance on TDRs	10,949	9,743
8.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$415,962	$553,319	$489,496	$573,196
Originated servicing rights capitalized upon sale of loans	21,034	11,537	58,061	38,194
Amortization	(36,292)	(23,369)	(99,773)	(67,586)
Increase in valuation allowance, net	(18,229)	(20,684)	(63,508)	(20,684)
Other	(702)	(975)	(2,503)	(3,292)
Balance, end of period	$381,773	$519,828	$381,773	$519,828
Valuation allowance:
Balance, beginning of period	$84,734	$—	$39,455	$—
Increase in valuation allowance	21,735	20,684	67,014	20,684
Recoveries	(3,506)	—	(3,506)	—
Balance, end of period	$102,963	$20,684	$102,963	$20,684

For loans securitized and sold for the three and nine months ended September 30, 2012 and 2011 with servicing retained, management used the following assumptions to determine the fair value of MSR at the date of securitization:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Average discount rates	8.99%	—	9.75%	8.60%	—	9.75%
Expected prepayment speeds	13.23%	—	14.99%	10.13%	—	14.99%
Weighted-average life in years	5.21	—	5.72	5.21	—	6.70

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
Average discount rates	8.52%	—	9.47%	8.04%	—	9.20%
Expected prepayment speeds	11.30%	—	13.69%	7.33%	—	15.97%
Weighted-average life in years	5.48	—	6.03	5.05	—	8.14
At September 30, 2012 and December 31, 2011, the Company estimated the fair value of its capitalized MSR to be approximately $381,855 and $494,547, respectively. The unpaid principal balance below excludes $6,675,000 and $5,248,000 at September 30, 2012 and December 31, 2011, respectively, for loans with no related MSR basis.
The characteristics used in estimating the fair value of the MSR portfolio at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Unpaid principal balance	$43,825,000	$47,818,000
Gross weighted-average coupon	4.74%	4.98%
Weighted-average servicing fee	0.30%	0.31%
Expected prepayment speed (1)	14.42%	12.74%
(1) The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.
A sensitivity analysis of the Company’s fair value of mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of September 30, 2012 and December 31, 2011 is presented below.

	September 30, 2012	December 31, 2011
Prepayment Rate
10% adverse rate change	$23,332	$26,955
20% adverse rate change	44,660	51,872
Discount Rate
10% adverse rate change	13,322	18,306
20% adverse rate change	25,741	35,336
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
Components of loan servicing fee income for the three and nine months ended September 30, 2012 and 2011 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractually specified service fees, net	$32,255	$37,973	$101,326	$113,586
Other ancillary fees	9,413	9,867	27,279	28,872
Other	673	550	1,775	1,565
	$42,341	$48,390	$130,380	$144,023

9.   Other Borrowings
Other borrowings at September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012	December 31, 2011
FHLB advances, including unamortized premium of $419 and $1,199, respectively	$2,319,205	$1,237,485
Securities sold under agreements to repurchase, including unamortized premium of $157 and $394, respectively	504,722	20,394
	$2,823,927	$1,257,879
Advances from the FHLB at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Fixed-rate advances with a weighted-average interest rate of 2.10% and 2.45%, respectively	$2,301,286	$846,786
Convertible advances with a weighted-average fixed interest rate of 4.24% and 4.42%, respectively	17,000	44,000
Overnight advances with a weighted-average floating interest rate of 0.36% and 0.36%, respectively	500	345,500
	$2,318,786	$1,236,286
FHLB Borrowings - During July 2012, in order to support the acquisition of BPL and other strategic priorities, EB entered into commitments for five new fixed rate advances and modified five existing advances from the FHLB.  The new commitments represent a total borrowing of $636,000 which funded September 28, 2012 with interest rates on the advances ranging from 2.28% to 3.28% and principal payments beginning June 2021 with varying maturity dates occurring through March 2032.  The weighted average interest rate and weighted average maturity for these advances represents 2.94% and 13 years, respectively.  The five advances modified represent a principal balance of $250,000 with post-modification interest rates ranging from 1.23% to 1.89% and newly scheduled maturities beginning in February 2018 and occurring through February 2021.  The average interest rate and average remaining maturity for these advances before modification represented 0.73% and approximately 2 years, while following modification the weighted average interest rate and weighted average maturity increased to 1.58% and approximately 7 years, respectively.
Repurchase Agreements - During September 2012, the Company entered into three new agreements to sell securities under agreements to repurchase at a future date. The repurchase agreements were accounted for as collateralized borrowings. The Company pledged $635,376 which corresponds to $484,565 in advances. Under the agreements, the secured parties are permitted to repledge the collateral. The repurchase agreements mature October 25, 2012.
10.  Shareholders’ Equity
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
Following the merger of EverBank Florida into EverBank Delaware, the Company has one class of common stock and one class of preferred stock, par value of $0.01 per share (the Preferred Stock). As of September 30, 2012, the Company has 10,000,000 authorized shares of Preferred Stock. At September 30, 2012 no shares of Preferred Stock were issued or outstanding. See Note 1 for further information on the merger of EverBank Florida into EverBank Delaware.
Private Placement of Common Stock Pursuant to the Conversion of Escrowed Cash — In August 2012, the Company converted $48,654 of cash held in escrow into 4,032,662 shares of the Company's common stock at a price per share of $12.065. The private placement was with certain of the Company's shareholders all of whom were former shareholders of Tygris. The cash had been held in escrow to satisfy certain indemnification and other obligations related to our acquisition of Tygris. The newly issued shares in the transaction remain in escrow in accordance with the terms of the original escrow agreement.
11.  Income Taxes
For the three and nine months ended September 30, 2012, the Company’s effective income tax rates of 36.9% and 36.7%, respectively, differ from the statutory federal income tax rate primarily due to state income taxes. For the three and nine months ended September 30, 2011, the Company’s effective income tax rates of 37.3% and 38.9%, respectively, differ from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.
12.  Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. Because the Company’s Series A and Series B Preferred Stock met the definition of participating securities, this guidance requires the use of the Two-Class Method to calculate basic and diluted earnings per share. The Two-Class Method allocates earnings between common and participating shares. In calculating basic earnings per common share, only the portion of earnings allocated to common shares is used in the numerator. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$22,178	$7,758	$45,196	$38,969
Less distributed and undistributed net income allocated to participating preferred stock	—	(1,598)	(8,564)	(8,420)
Net income allocated to common shareholders	$22,178	$6,160	$36,632	$30,549
(Units in Thousands)
Average common shares outstanding	118,038	74,996	98,387	74,842
Common share equivalents:
Stock options	1,468	2,346	1,610	2,422
Nonvested stock	85	367	271	403
Average common shares outstanding, assuming dilution	119,591	77,709	100,268	77,667
Basic earnings per share	$0.19	$0.08	$0.37	$0.41
Diluted earnings per share	$0.19	$0.08	$0.37	$0.40
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
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options	5,905,837	3,395,377	5,905,837	3,395,377
13.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 14. The total notional or contractual amounts and fair values as of September 30, 2012 and December 31, 2011 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
September 30, 2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Fair value hedges:
Interest rate swaps	$31,807	$—	$656
Cash flow hedges:
Forward interest rate swaps	853,000	—	130,431
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments	2,132,911	31,749	239
Forward and optional forward sales commitments	2,726,095	10,716	49,730
Foreign exchange contracts	978,459	12,756	1,503
Equity, foreign currency, commodity and metals indexed options	194,725	16,699	—
Options embedded in customer deposits	193,708	—	16,460
Indemnification assets	319,753	9,763	—
Total freestanding derivatives		81,683	67,932
Total derivatives		$81,683	$199,019

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2011
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,153,000	$—	$133,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments	828,866	8,059	126
Forward sales commitments	1,278,899	1,140	13,340
Interest rate swaps	18,000	—	831
Foreign exchange contracts	1,114,838	9,494	16,293
Equity, foreign currency, commodity and metals indexed options	220,465	20,460	—
Options embedded in customer deposits	218,514	—	20,192
Indemnification assets	482,094	8,540	—
Total freestanding derivatives		47,693	50,782
Total derivatives		$47,693	$184,679
Fair Value Hedges
Activity for derivatives in fair value hedge relationships for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss on fair value hedge, recognized in interest income	$(149)	$—	$(149)	$—
Gain on hedged items, recognized in interest income	155	—	155	—
Ineffectiveness, recognized in interest income	$6	$—	$6	$—
Cash Flow Hedges
Activity for derivatives in cash flow hedge relationships for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gains (losses), net of tax, recognized in AOCI (effective portion)	$9,820	$(51,402)	$2,290	$(63,693)
Reclassifications to interest expense (effective portion)	(3,112)	(1,801)	(6,786)	(5,598)
Pretax losses recognized in interest expense (ineffective portion)	270	277	—	267
All changes in the value of the derivatives were included in the assessment of hedge effectiveness.
As of September 30, 2012, AOCI included $22,716 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 8 years.

 Freestanding Derivatives
The following table shows the net losses recognized for the three and nine months ended September 30, 2012 and 2011 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Freestanding derivatives (economic hedges)
Gains (losses) on interest rate contracts (1)	$(49,733)	$(32,887)	$(97,921)	$(53,569)
Gains (losses) on indemnification assets (2)	441	—	1,285	(8,680)
Other	27	(16)	424	(60)
Total	$(49,265)	$(32,903)	$(96,212)	$(62,309)
(1) Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.
(2) Refer to Note 14 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on September 30, 2012 and December 31, 2011 was $166,732 and $153,337, respectively, for which the Company posted $193,390 and $170,656, respectively, in collateral in the normal course of business.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company does not offset derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2012 and December 31, 2011, the Company held $16,230 and $3,560, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
14.  Fair Value Measurements
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

Recurring Fair Value Measurements
As of September 30, 2012 and December 31, 2011, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$73	$—	$73
Residential CMO securities - nonagency	—	1,714,204	—	1,714,204
Residential MBS - agency	—	263	—	263
Asset-backed securities	—	7,776	—	7,776
Equity securities	240	—	—	240
Total available for sale securities	240	1,722,316	—	1,722,556
Loans held for sale	—	1,025,467	—	1,025,467
Financial liabilities:
FDIC clawback liability	—	—	49,341	49,341
Derivative financial instruments:
Fair value hedges (Note 13)	—	(656)	—	(656)
Cash flow hedges (Note 13)	—	(130,431)	—	(130,431)
Freestanding derivatives (Note 13)	11,253	(7,265)	9,763	13,751

December 31, 2011
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$104	$—	$104
Residential CMO securities - nonagency	—	1,895,818	—	1,895,818
Residential MBS - agency	—	338	—	338
Asset-backed securities	—	7,477	—	7,477
Equity securities	185	—	—	185
Total available for sale securities	185	1,903,737	—	1,903,922
Loans held for sale	—	761,818	15,462	777,280
Financial liabilities:
FDIC clawback liability	—	—	43,317	43,317
Derivative financial instruments:
Cash flow hedges (Note 13)	—	(133,897)	—	(133,897)
Freestanding derivatives (Note 13)	(6,799)	(4,830)	8,540	(3,089)

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives (3)
Three Months Ended September 30, 2012
Balance, beginning of period	$—	$(46,738)	$9,383
Settlements	—	—	(61)
Gains (losses) included in earnings for the period	—	(2,603)	441
Balance, end of period	$—	$(49,341)	$9,763
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2012	$—	$(2,603)	$441

Three Months Ended September 30, 2011
Balance, beginning of period	$16,106	$(39,628)	$224
Purchases	—	—	1,214
Issues	—	—	7,383
Settlements	(95)	—	—
Gains (losses) included in earnings for the period	165	(1,476)	(13)
Balance, end of period	$16,176	$(41,104)	$8,808
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2011	$165	$(1,476)	$(12)

Nine Months Ended September 30, 2012
Balance, beginning of period	$15,462	$(43,317)	$8,539
Settlements	(623)	—	(61)
Transfers out of Level 3	(14,946)	—	—
Gains (losses) included in earnings for the period	107	(6,024)	1,285
Balance, end of period	$—	$(49,341)	$9,763
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2012	$107	$(6,024)	$1,285

Nine Months Ended September 30, 2011
Balance, beginning of period	$15,136	$(39,311)	$8,949
Purchases	—	—	5,289
Issues	—	—	3,269
Settlements	(232)	—	38
Gains (losses) included in earnings for the period	1,272	(1,793)	(8,737)
Balance, end of period	$16,176	$(41,104)	$8,808
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2011	$1,272	$(1,793)	$(8,451)

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
FDIC clawback liability	$49,341	Discounted cash flow	Servicing cost	$6,725	-	$14,478	(1)
Indemnification asset	$9,763	Discounted cash flow	Reinstatement rate	5.59%	-	70.74%	(2)
			Loss duration (in months)	8	-	47	(2)
			Loss severity (3)	2.96%	-	15.91%	(2)

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
The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans, while the loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the FHA, which is then extrapolated over the expected duration. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience.
Loans Held for Sale Accounted for under the Fair Value Option
Following is information on loans held for sale reported under the fair value option at September 30, 2012 and December 31, 2011:

	Total	Nonaccrual
September 30, 2012
Fair value carrying amount	$1,025,467	$—
Aggregate unpaid principal balance	960,222	—
Fair value carrying amount less aggregate unpaid principal	$65,245	$—
December 31, 2011
Fair value carrying amount	$777,280	$2,129
Aggregate unpaid principal balance	747,667	2,466
Fair value carrying amount less aggregate unpaid principal	$29,613	$(337)
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of the above loans and subsequent changes in fair value were $140,254 and $316,427 for the three and nine months ended September 30, 2012, respectively, and $61,025 and $115,409 for the three and nine months ended September 30, 2011, respectively, and are included in gain on sale of loans. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a non-recurring basis and held at September 30, 2012 and December 31, 2011 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Change in Fair Value
September 30, 2012
Collateral-dependent loans	$—	$—	$49,712	$49,712	$4,776
Other real estate owned	—	1,710	32,366	34,076	6,676
Mortgage servicing rights (1)	—	—	339,698	339,698	63,508
December 31, 2011
Loans held for sale	$—	$13,010	$—	$13,010	$1,385
Collateral-dependent loans	—	—	62,183	62,183	11,831
Other real estate owned	—	—	46,578	46,578	10,389
Mortgage servicing rights (1)	—	—	445,195	445,195	39,455

(1)	The fair value for mortgage servicing rights represents the value of the impaired strata.
The Company records loans considered to be impaired at the lower of amortized cost or fair value less cost to sell. Fair value is measured as the fair value of underlying collateral for collateral-dependent loans. Other real estate owned is included in other assets in the consolidated balance sheets. The above losses represent write-downs to fair value subsequent to initial classification.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Collateral-dependent loans	$33,250	Sales comparison approach	Appraisal value adjustment	0.0%	-	45.0%	(1)
Collateral-dependent loans	$16,462	Discounted appraisals	Collateral discounts	5.0%	-	10.0%	(2)
Other real estate owned	$32,366	Sales comparison approach	Appraisal value adjustment	0.0%	-	82.0%	(1)
Mortgage servicing rights	$339,698	Discounted cash flow	Prepayment speed	16.6%	-	19.7%	(3)
			Discount rate	9.2%	-	9.8%	(4)

(1)	The range represents the highest and lowest values of adjustments made to market comparable data. Adjustment values are derived from third party appraisals used during the valuation process.

(2)	The range represents the highest and lowest values of adjustments made to collateral values by EverBank.

(3)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset. The range represents the highest and lowest values for the impaired MSR strata.

(4)	The discount rate range represents the highest and lowest values for the impaired MSR strata.
The Company estimates the fair value of collateral-dependent loans and OREO using the sales comparison approach. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics.  For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment may be made based on a review of the property, historical property value changes, and current market rates.
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
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments with a short-term or without a stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	September 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$170,804	$177,228	$—	$177,228	$—
Loans held for sale (1)	377,738	395,127	—	395,127	—
Loans held for investment (2)	9,242,356	9,344,311	—	—	9,344,311
Financial liabilities:
Time deposits	$3,178,126	$3,218,049	$—	$3,218,049	$—
Other borrowings (3)	2,339,362	2,389,767	—	2,389,767	—
Trust preferred securities	103,750	78,305	—	—	78,305

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities:
Held to maturity	$189,518	$194,350
Loans held for sale	2,725,286	2,811,917
Loans held for investment (2)	5,856,781	5,862,053
Financial liabilities:
Deposits	$10,265,763	$10,299,977
Other borrowings	1,257,879	1,215,209
Trust preferred securities	103,750	71,597

(1)	The carrying value of loans held for sale excludes $1,025,467 in loans measured at fair value on a recurring basis as of September 30, 2012.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $72,038 and $73,999 as of September 30, 2012 and December 31, 2011, respectively. In addition, the carrying values exclude $737,901 and $584,735 of lease financing receivables as of September 30, 2012 and December 31, 2011, respectively.

(3)	The carrying value of other borrowings excludes $484,565 in repurchase agreements which have remaining maturities of less than one month.
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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of September 30, 2012 and December 31, 2011, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
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
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made based on a review of the property, historical changes, and current market rates. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
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
Time Deposits — The fair value of fixed-rate certificates of deposit is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.
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
Fair Value and Cash Flow Hedges — The fair value of interest rate swaps is determined by a third party from a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. See Note 13 for additional information on fair value and cash flow hedges.
Freestanding Derivatives — Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics. The fair value of interest rate swaps is determined by a derivative valuation model and obtained from a third party. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. The Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse to determine the fair value for the indemnification asset. Counterparty credit risk is taken into account when determining fair value. See Note 13 for additional information on freestanding derivatives.
15.  Commitments and Contingencies
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

Unfunded credit extension commitments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Loan and lease commitments	$191,695	$108,631
Home equity lines of credit	43,416	45,345
Credit card lines of credit	33,053	26,807
Commercial lines of credit	762,129	68,158
Standby letters of credit	2,063	6,428
Total unfunded credit extension commitments	$1,032,356	$255,370
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans at interest rates that are determined prior to funding. As of September 30, 2012, the Company had $195,395 in outstanding commitments to originate loans for the loans held for investment portfolio. In addition, interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value at inception. See Note 13 for information on interest rate lock derivatives.
The Company has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the Company is obligated to pay $400 during the remainder of 2012. The amount due in 2013 is $3,308 and the amount increases 5% in 2014.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through September 30, 2012, the Company originated and securitized approximately $23,255,000 of mortgage loans to GSEs. During the same time period, the Company originated and sold approximately $25,039,000 of mortgage loans to private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of its loans servicing released and currently does not have servicing performance metrics on a majority of the loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through September 30, 2012 and sold in years 2004 through September 30, 2012. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $31,000 and $32,000 at September 30, 2012 and December 31, 2011, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at September 30, 2012 and December 31, 2011, was $50,500,000 and $53,066,000, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at September 30, 2012 and December 31, 2011, was $27,309 and $30,364, respectively.
In connection with the sale of its 68 percent interest in EverBank Reverse Mortgage LLC (EBRM) in 2008, the Company agreed to indemnify the buyer for future obligations related to the originated loans, potential litigation and certain other matters. On the date of the sale, the Company deposited $3,400 in escrow for its share of the aggregate liability. As of September 30, 2012, the Company’s maximum exposure is $1,882; however, the Company has estimated a liability of its future obligation in the amount of $500.
Within the Company’s brokerage business, the Company has contracted with a third party to provide clearing services that include underwriting margin loans to its customers. This contract stipulates that the Company will indemnify the third party for any loan losses that occur in issuing margin loans to its customers. The maximum potential future payment under this indemnification was $454 and $801 at September 30, 2012 and December 31, 2011, respectively. No payments have been made under this indemnification in the past. As these margin loans are highly collateralized by the securities held by the brokerage clients, the Company has assessed the probability of making such payments in the future as remote. This indemnification would end with the termination of the clearing contract.
Operating Leases — In December 2011, the Company entered into an 11 year lease agreement for approximately 269,168 square feet of office space located in downtown Jacksonville, Florida. The Company took occupancy of the premises in June 2012, and will recognize total rental expense for minimum lease payments of $46,278 on a straight-line basis over the lease term.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $111,951 and $102,454 at September 30, 2012 and December 31, 2011, respectively.
Legal Actions — During late 2010, the Company was subject to a horizontal review examination conducted by the Office of Thrift Supervision (OTS), succeeded by the Office of the Comptroller of the Currency, (the OCC), of the governance practices employed in the foreclosure process of the Company and other industry participants. As a result of this horizontal review, the OTS has issued consent orders to servicers subject to this review, including the Company, stipulating certain practices that servicers will agree to prospectively to enhance their servicing operations. The Company is required to engage an independent consultant to perform an independent foreclosure review. The outcome of these processes could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental examinations and additional litigation for the Company. During the nine months ended September 30, 2012, the independent consultant completed a portion of the review and provided a remediation plan based upon certain identified deficiencies. The Company accrued $2,000 based upon information available in the current remediation plan. As of September 30, 2012, the Company is unable to determine a possible range of loss as a majority of the review is not complete. There is at least a reasonable possibility that an exposure to loss exists in excess of the amount accrued.
In addition, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Company and other major mortgage servicers. The Company continues to cooperate with these investigations. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal cost in responding to governmental investigations and additional litigation. The Company has evaluated subsequent events through the date in which financial statements are available to be issued and currently, the Company is unable to estimate any loss that may result from penalties or fines imposed by the OCC or other governmental agencies and hence, no amounts have been accrued.
In the ordinary course of business, the Company and its subsidiaries are routinely involved in various claims and legal actions. In light of the uncertainties involved in these government proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Company.
16.  Segment Information
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three and nine months ended September 30, 2012 and 2011. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended September 30, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$114,587	$13,105		$(1,498)	$—	$126,194
Total net revenue	135,195	89,798	(1)	(1,500)	—	223,493
Intersegment revenue	(1,170)	1,170		—	—	—
Depreciation and amortization	6,876	432		1,612	—	8,920
Income before income taxes	51,780	17,366	(1)	(33,981)	—	35,165
Total assets	14,696,893	1,838,964		129,141	(155,558)	16,509,440

	As of and for the Three Months Ended September 30, 2011
	Banking and Wealth Management	Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$104,266	$8,255		$(1,652)	$—	$110,869
Total net revenue	128,669	37,211	(2)	(1,654)	—	164,226
Intersegment revenue	(1,947)	1,947		—	—	—
Depreciation and amortization	4,619	503		1,608	—	6,730
Income before income taxes	64,199	(20,769)	(2)	(31,047)	—	12,383
Total assets	11,033,090	1,618,689		140,260	(241,275)	12,550,764

	As of and for the Nine Months Ended September 30, 2012
	Banking and Wealth Management		Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$335,933		$35,391		$(4,523)	$—	$366,801
Total net revenue	407,374		208,481	(1)	(4,439)	—	611,416
Intersegment revenue	(6,071)		6,071		—	—	—
Depreciation and amortization	20,345		1,429		5,237	—	27,011
Income before income taxes	173,432		(5,028)	(1)	(97,032)	—	71,372
Total assets	14,696,893		1,838,964		129,141	(155,558)	16,509,440

	As of and for the Nine Months Ended September 30, 2011
	Banking and Wealth Management		Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$315,298		$27,164		$(4,990)	$—	$337,472
Total net revenue	371,334		138,562	(2)	(282)	—	509,614
Intersegment revenue	(6,008)		6,008		—	—	—
Depreciation and amortization	10,281		1,601		4,491	—	16,373
Income before income taxes	175,450	(3)	(23,157)	(2)	(88,506)	—	63,787
Total assets	11,033,090		1,618,689		140,260	(241,275)	12,550,764

(1)
Segment earnings in the Mortgage Banking segment included a $18,229 charge for MSR impairment for the three months ended September 30, 2012 and a $63,508 charge for MSR impairment, net of recoveries, for the nine months ended September 30, 2012.

(2)	Segment earnings in the Mortgage Banking segment included a $20,684 charge for MSR impairment for three and nine months ended September 30, 2011.

(3)	Segment earnings in the Banking and Wealth Management segment included an $8,680 charge for the write off of the remaining Tygris indemnification asset for the nine months ended September 30, 2011.
17.   Subsequent Events
Business Property Lending, Inc. Acquisition
Effective June 30, 2012, EB, a wholly owned subsidiary of EFC, entered into a Stock and Asset Purchase Agreement and a Tax Matters Agreement with General Electric Capital Corporation (GECC) pursuant to which the Company agreed to purchase all of the issued and outstanding stock of Business Property Lending, Inc. (BP), a wholly owned subsidiary of GECC. On October 1, 2012, EB acquired all of the issued and outstanding stock of BP for approximately $2,406,000 in cash, including, $2,320,000 of performing business lending loans selected by EB, servicing rights to $2,916,000 of loans securitized by GECC and the platform for originating and servicing commercial real estate loans for essential use properties owned or leased by small and midsize businesses. Due to the recent nature of the closing of this transaction, the

Company is currently identifying and valuing all assets acquired in order to complete its purchase accounting with the initial analysis and recording of the transaction to be completed during the fourth quarter.
Preferred Stock Offering
On November 13, 2012, the Company will complete the sale of $150,000 of new preferred equity through the issuance and sale of 6,000,000 depositary shares in an underwritten public offering, each representing a 1/1,000th interest in a share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, at a price of $25.00. The Company will receive estimated net proceeds of $144,446 from the offering after deducting underwriting discounts, commissions, and offering expenses. Dividends will be paid quarterly in arrears, when, as and if declared, commencing on January 5, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2012 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Company's Quarterly Reports on Form 10-Q, as filed with the SEC on May 30, 2012 and August 3, 2012, and the Company’s registration statement on Form S-1, as filed with the SEC on May 2, 2012.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in this Quarterly Report and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, as filed with the SEC on May 30, 2012, and June 30, 2012, as filed with the SEC on August 3, 2012. These factors include without limitation:

•	deterioration of general business and economic conditions, including the real estate and financial markets, in the United States and in the geographic regions and communities we serve;

•	risks related to liquidity, including the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

•
changes in interest rates that affect the pricing of our financial products, the demand for our financial services and the valuation of our financial assets and liabilities, mortgage servicing rights and mortgage loans held for sale;

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification and refinancing;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	concentration of our commercial real estate loan portfolio, particularly, those secured by properties located in Florida;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent customers and jumbo mortgages;

•	hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	risks related to securities held in our securities portfolio;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	customer concerns over deposit insurance;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	compliance with laws and regulations that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•	impact of recent and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act);

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage

Management’s Discussion and Analysis of Financial Condition and Results of Operations

loans;

•	risks related to the continuing integration of acquired businesses and any future acquisitions;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to GAAP;

•	environmental liabilities with respect to properties that we take title to upon foreclosure; and

•	inability of EverBank, our banking subsidiary, to pay dividends.
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
Performance Highlights

•
GAAP diluted earnings per share was $0.19 in the third quarter of 2012, a 138% increase from $0.08 in the third quarter 2011. Adjusted diluted earnings per share was $0.30 in the third quarter of 2012, an 11% increase from $0.27 in the third quarter 2011.[1]

•	Total loans and leases were $11.4 billion at September 30, 2012, up $0.5 billion, or 5%, for the quarter and up $3.4 billion, or 42%, year over year.

•	Loans and leases generated were $3.3 billion for the third quarter 2012, an increase of 18% for the quarter and 85% year over year.

•
Asset quality improved as adjusted nonperforming assets were 1.29% of total assets at September 30, 2012, compared to 1.46% in the second quarter of 2012 and 1.73% for the third quarter of 2011. Annualized net charge-offs to average loans and leases held for investment were 0.25% for the three months ended September 30, 2012, compared to 0.34% in the second quarter of 2012 and 1.03% for the third quarter of 2011.[1]

•	Deposits were $11.8 billion at September 30, 2012, up $1.0 billion, or 9%, from the second quarter 2012 and up $1.6 billion, or 16%, as compared to the third quarter of 2011.

•	GAAP net income was $22.2 million for the third quarter of 2012, compared to $11.2 million for the second quarter 2012 and $7.8 million in the third quarter of 2011.

•	Adjusted net income was $36.2 million for the third quarter of 2012, compared to $36.5 million for the second quarter 2012 and $25.6 million for the third quarter of 2011.[1]

•	Tangible book value per common share was $10.29 at September 30, 2012, and excluding accumulated other comprehensive loss was $11.18.[1]

•	On October 1, 2012, we closed our acquisition of Business Property Lending, Inc. (BPL) from GE Capital Corporation with total net assets of approximately $2.4 billion.

 1 Reconciliations of Non-GAAP financial measures can be found in Table 1, Table 1A, Table 1B, and Table 17

Continued Balance Sheet Growth
Total assets increased by $1.5 billion, or 10%, to $16.5 billion at September 30, 2012, from $15.0 billion at June 30, 2012, and by $4.0 billion, or 32%, from $12.6 billion at September 30, 2011. Our interest-earning assets for the third quarter 2012 were largely comprised of:

•
Residential loans which increased by 33% to $8.2 billion from the third quarter of 2011. During the quarter, we transferred $1.9 billion of GNMA pool buyout loans from loans held for sale to loans held for investment due to our intention to hold the loans for the foreseeable future;

•	Commercial and commercial real estate loans which increased by 101% to $2.3 billion, from the third quarter of 2011;

•	Commercial leases which increased by 43% to $0.7 billion, from the third quarter of 2011; and

•	Investment securities which decreased by 24% to $2.0 billion, from the third quarter of 2011.

During the third quarter we accumulated a cash balance of $1.6 billion and slowed our retention of organic assets in preparation for funding the BPL acquisition which closed on October 1, 2012.
Loan Origination Activities
Organic generation of residential loans, commercial loans and leases totaled $3.3 billion for the third quarter of 2012. Retained organic production totaled $1.0 billion for the quarter, an increase of 29% and 92% compared to second quarter 2012 and third quarter 2011, respectively.
Deposit and Other Funding Sources
Total deposits grew by $1.0 billion, or 9%, to $11.8 billion at September 30, 2012, from $10.8 billion at June 30, 2012, and by $1.6 billion, or 16%, from $10.2 billion at September 30, 2011. At September 30, 2012, our deposits were comprised of the following:

•	Non-interest bearing accounts were $1.5 billion, or 12%, of total deposits;

•	Interest-bearing checking accounts were $2.4 billion, or 21%, of total deposits;

•	Savings and money market accounts were $4.3 billion, or 36%, of total deposits;

•	Global markets money market and time accounts were $1.2 billion, or 10%, of total deposits; and

•	Time deposit accounts, excluding global markets, were $2.4 billion, or 20%, of total deposits.
Total other borrowings were $2.8 billion at September 30, 2012, compared to $2.5 billion at June 30, 2012. Our core deposit growth and increase in other borrowings were part of the balance sheet positioning we undertook to fund the BPL acquisition.

Financial Highlights				Table 1
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
For the Period:
Operating Results:
Net interest income	$126,194	$110,869	$366,801	$337,472
Provision for loan and lease losses	4,359	12,258	21,471	39,292
Noninterest income	97,299	53,357	244,615	172,142
Noninterest expense	183,969	139,585	518,573	406,535
Net income	22,178	7,758	45,196	38,969
Net earnings per common share, basic	0.19	0.08	0.37	0.41
Net earnings per common share, diluted	0.19	0.08	0.37	0.40
Performance Metrics:
Adjusted net income (1)	$36,185	$25,631	$99,901	$75,658
Adjusted net earnings per common share, basic (2)	0.31	0.27	0.94	0.80
Adjusted net earnings per common share, diluted (2)	0.30	0.27	0.92	0.78
Yield on interest-earning assets	4.69%	5.21%	4.81%	5.45%
Cost of interest-bearing liabilities	1.17%	1.34%	1.15%	1.44%
Net interest spread	3.52%	3.87%	3.66%	4.01%
Net interest margin	3.66%	3.98%	3.82%	4.18%
Return on average assets	0.58%	0.25%	0.42%	0.43%
Return on average equity	7.28%	3.08%	5.48%	5.10%
Adjusted return on average assets (3)	0.95%	0.83%	0.94%	0.83%
Adjusted return on average equity (3)	11.89%	10.19%	12.12%	9.91%
Banking and Wealth Management Metrics:
Efficiency ratio (4)	59.1%	39.9%	52.8%	42.4%
Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,528.6	$1,580.5	$6,694.9	$3,993.0

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	September 30, 2012	December 31, 2011
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$1,619,969	$294,981
Investment securities	2,019,511	2,191,832
Loans held for sale	1,403,205	2,725,286
Loans and leases held for investment, net	9,980,257	6,441,516
Total assets	16,509,440	13,041,678
Deposits	11,815,926	10,265,763
Total liabilities	15,251,418	12,074,013
Total shareholders’ equity	1,258,022	967,665
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 17)	1.29%	1.86%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment excluding Acquired Credit Impaired (ACI) (see Table 19)	0.62%	1.15%
Capital Ratios:
Tier 1 leverage ratio (bank level) (see Table 28)	8.0%	8.0%
Tier 1 risk-based capital ratio (see Table 28)	15.2%	14.6%
Total risk-based capital ratio (bank level) (see Table 28)	16.1%	15.7%
Tangible equity to tangible assets (see Table 1B)	7.5%	7.3%
Deposit Metrics:
Total core deposits as a percentage of total deposits (see Table 1C)	94.4%	95.1%
Deposit growth (trailing 12 months)	15.8%	6.0%
Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$52,308.6	$54,838.1
Net Tangible Book Value Per as Converted Common Share:
Excluding accumulated other comprehensive loss (5)	$11.18	$11.27
Including accumulated other comprehensive loss (6)	$10.29	$10.12

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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$22,178	$7,758	$45,196	$38,969
Gain on repurchase of trust preferred securities, net of tax	—	—	—	(2,910)
Transaction expense, net of tax	1,268	2,108	4,452	8,204
Non-recurring regulatory related expense, net of tax	1,326	2,643	8,169	4,296
Decrease in fair value of Tygris indemnification asset resulting from a decrease in estimated future credit losses, net of tax	—	—	—	5,382
Increase in Bank of Florida non-accretable discount, net of tax	111	298	2,709	799
Impact of change in ALLL methodology, net of tax	—	—	—	1,178
Early adoption of TDR guidance and policy change, net of tax	—	—	—	6,225
MSR impairment, net of tax	11,302	12,824	39,375	12,824
Tax expense related to revaluation of Tygris net unrealized built-in losses	—	—	—	691
Adjusted net income	$36,185	$25,631	$99,901	$75,658

A reconciliation of both tangible equity and adjusted tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Adjusted Tangible Equity and Tangible Assets	Table 1B
(dollars in thousands)	September 30, 2012	December 31, 2011
Shareholders’ equity	$1,258,022	$967,665
Less:
Goodwill	10,238	10,238
Intangible assets	6,348	7,404
Tangible equity	1,241,436	950,023
Less:
Accumulated other comprehensive loss	(106,731)	(107,749)
Adjusted tangible equity	$1,348,167	$1,057,772
Total assets	$16,509,440	$13,041,678
Less:
Goodwill	10,238	10,238
Intangible assets	6,348	7,404
Tangible assets	$16,492,854	$13,024,036

A reconciliation of both core deposits and regulatory core deposits to total deposits, which is the most directly comparable GAAP measure, is a follows:

Core Deposits (1)	Table 1C
(dollars in thousands)	September 30, 2012	December 31, 2011
Total deposits	$11,815,926	$10,265,763
Less:
Brokered deposits	445,926	225,122
CDARS® One-Way BuySM time deposits	216,036	273,266
Core deposits(1)	$11,153,964	$9,767,375

Core deposits	$11,153,964	$9,767,375
Add: Additional liabilities considered deposits for regulatory purposes	13,023	5,912
Less: Additional deposits considered non-core for regulatory purposes:
CDARS® reciprocal time deposits	391,072	305,982
Time deposits greater than $250,000	270,114	204,812
Other fully insured deposits considered to be brokered deposits for regulatory purposes due to marketing fees paid as a percentage of the deposit	1,048,519	1,564,999
Regulatory core deposits	$9,457,282	$7,697,494

(1)
We measure core deposits as a percentage of total deposits to monitor the amount of our deposits that we believe demonstrate characteristics of being long-term, stable sources of funding. We define core deposits as deposits in which we interface directly with our customers. These deposits include demand deposits, negotiable order of withdrawal accounts, other transaction accounts, escrow deposits, money market deposit accounts, savings deposits, and time deposits where we maintain a primary customer relationship. Our definition of core deposits differs from regulatory and industry definitions, which generally exclude time deposits with balances greater than $250,000 and/or deposits generated from sources under which marketing fees are paid as a percentage of the deposit. Because the balances held by our customers and methods by which we pay our marketing sources have not impacted the stability of our funding sources, in our determination of what constitutes a “core” deposit, we have focused on what we believe drives funding stability, i.e., whether we maintain the primary customer relationships. We occasionally participate in Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM products and bulk orders of master certificates through deposit brokers, including investment banking and brokerage firms, to manage our liquidity needs. Because these deposits do not allow us to maintain the primary customer relationship, we do not characterize such deposits as core deposits.

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

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2A
	Three Months Ended
	September 30, 2012			September 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$236,378	$152	0.26%	$311,803	$198	0.25%
Investment securities	1,984,778	20,379	4.10%	2,825,922	27,050	3.83%
Other investments	121,315	501	1.64%	85,144	151	0.70%
Loans held for sale	2,750,575	32,508	4.73%	1,127,316	12,693	4.50%
Loans and leases held for investment:
Residential mortgages	5,690,121	60,381	4.24%	4,860,607	55,120	4.54%
Commercial and commercial real estate	2,045,963	23,869	4.57%	1,131,431	16,667	5.76%
Lease financing receivables	692,643	21,218	12.25%	482,816	29,803	24.69%
Home equity lines	186,179	2,190	4.68%	208,132	2,552	4.86%
Consumer and credit card	8,375	63	2.99%	8,468	63	2.95%
Total loans and leases held for investment	8,623,281	107,721	4.97%	6,691,454	104,205	6.21%
Total interest-earning assets	13,716,327	$161,261	4.69%	11,041,639	$144,297	5.21%
Noninterest-earning assets	1,459,268			1,352,254
Total assets	$15,175,595			$12,393,893
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,312,731	$4,456	0.77%	$2,042,096	$4,479	0.87%
Market-based money market accounts	430,420	822	0.76%	485,429	1,136	0.93%
Savings and money market accounts, excluding market-based	4,157,713	8,115	0.78%	3,750,652	8,256	0.87%
Market-based time	815,528	2,029	0.99%	1,028,829	2,303	0.89%
Time, excluding market-based	2,229,888	7,069	1.26%	1,722,143	7,785	1.79%
Total deposits	9,946,280	22,491	0.90%	9,029,149	23,959	1.05%
Borrowings:
Trust preferred securities	103,750	1,498	5.74%	103,750	1,652	6.32%
FHLB advances	1,803,605	10,852	2.39%	730,879	7,729	4.20%
Repurchase agreements	53,244	220	1.64%	20,524	88	1.70%
Other	3	6	N.M.	2	—	0.00%
Total interest-bearing liabilities	11,906,882	$35,067	1.17%	9,884,304	$33,428	1.34%
Noninterest-bearing demand deposits	1,591,087			1,126,875
Other noninterest-bearing liabilities	459,815			362,097
Total liabilities	13,957,784			11,373,276
Total shareholders’ equity	1,217,811			1,020,617
Total liabilities and shareholders’ equity	$15,175,595			$12,393,893
Net interest income/spread		$126,194	3.52%		$110,869	3.87%
Net interest margin			3.66%			3.98%

Memo: Total deposits including non-interest bearing	$11,537,367	$22,491	0.78%	$10,156,024	$23,959	0.94%

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2B
	Nine Months Ended
	September 30, 2012			September 30, 2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$176,824	$338	0.26%	$676,440	$1,312	0.26%
Investment securities	2,058,853	60,787	3.94%	2,597,617	82,144	4.22%
Other investments	114,281	1,340	1.57%	107,067	634	0.79%
Loans held for sale	2,810,595	103,903	4.93%	1,002,723	33,197	4.41%
Loans and leases held for investment:
Residential mortgages	5,201,477	161,860	4.15%	4,579,086	164,021	4.78%
Commercial and commercial real estate	1,624,465	60,639	4.90%	1,152,058	52,872	6.05%
Lease financing receivables	632,816	66,381	13.99%	464,863	100,806	28.91%
Home equity lines	191,869	7,858	5.47%	214,189	7,345	4.58%
Consumer and credit card	8,094	183	3.02%	9,147	178	2.60%
Total loans and leases held for investment	7,658,721	296,921	5.15%	6,419,343	325,222	6.74%
Total interest-earning assets	12,819,274	$463,289	4.81%	10,803,190	$442,509	5.45%
Noninterest-earning assets	1,416,600			1,311,545
Total assets	$14,235,874			$12,114,735
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,181,930	$12,011	0.74%	$2,042,720	$14,573	0.95%
Market-based money market accounts	438,837	2,497	0.76%	446,304	3,297	0.99%
Savings and money market accounts, excluding market-based	3,931,439	22,429	0.76%	3,656,161	26,545	0.97%
Market-based time	856,002	6,298	0.98%	951,946	6,428	0.90%
Time, excluding market-based	2,026,537	20,649	1.36%	1,788,752	24,716	1.85%
Total deposits	9,434,745	63,884	0.90%	8,885,883	75,559	1.14%
Borrowings:
Trust preferred securities	103,750	4,523	5.82%	104,226	4,990	6.40%
FHLB advances	1,645,424	27,681	2.25%	738,264	24,230	4.39%
Repurchase agreements	32,019	394	1.64%	20,599	258	1.67%
Other	13	6	N.M.	6	—	0.00%
Total interest-bearing liabilities	11,215,951	$96,488	1.15%	9,748,978	$105,037	1.44%
Noninterest-bearing demand deposits	1,453,274			1,012,309
Other noninterest-bearing liabilities	467,515			322,466
Total liabilities	13,136,740			11,083,753
Total shareholders’ equity	1,099,134			1,030,982
Total liabilities and shareholders’ equity	$14,235,874			$12,114,735
Net interest income/spread		$366,801	3.66%		$337,472	4.01%
Net interest margin			3.82%			4.18%

Memo: Total deposits including non-interest bearing	$10,888,019	$63,884	0.78%	$9,898,192	$75,559	1.02%

(1)	The average balances are principally daily averages, and, for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

(4)	N.M. indicates not meaningful.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 3
	Three Months Ended			Nine Months Ended
	September 30, 2012 Compared			September 30, 2012 Compared
	to September 30, 2011			to September 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(47)	$1	$(46)	$(972)	$(2)	$(974)
Investment securities	(8,098)	1,427	(6,671)	(17,021)	(4,336)	(21,357)
Other investments	64	286	350	43	663	706
Loans held for sale	18,361	1,454	19,815	59,686	11,020	70,706
Loans and leases held for investment:
Residential mortgages	9,466	(4,205)	5,261	22,272	(24,433)	(2,161)
Commercial and commercial real estate	13,241	(6,039)	7,202	21,396	(13,629)	7,767
Lease financing receivables	13,022	(21,607)	(8,585)	36,350	(70,775)	(34,425)
Home equity lines	(268)	(94)	(362)	(765)	1,278	513
Consumer and credit card	(1)	1	—	(20)	25	5
Total loans and leases held for investment	35,460	(31,944)	3,516	79,233	(107,534)	(28,301)
Total change in interest income	45,740	(28,776)	16,964	120,969	(100,189)	20,780
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$592	$(615)	$(23)	$990	$(3,552)	$(2,562)
Market-based money market accounts	(129)	(185)	(314)	(55)	(745)	(800)
Savings and money market accounts, excluding market-based	890	(1,031)	(141)	1,999	(6,115)	(4,116)
Market-based time	(477)	203	(274)	(646)	516	(130)
Time, excluding market-based	2,285	(3,001)	(716)	3,293	(7,360)	(4,067)
Total deposits	3,161	(4,629)	(1,468)	5,581	(17,256)	(11,675)
Borrowings:
Trust preferred securities	—	(154)	(154)	(23)	(444)	(467)
FHLB advances	11,325	(8,202)	3,123	29,814	(26,363)	3,451
Repurchase agreements	140	(8)	132	143	(7)	136
Other	—	6	6	—	6	6
Total change in interest expense	14,626	(12,987)	1,639	35,515	(44,064)	(8,549)
Total change in net interest income	$31,114	$(15,789)	$15,325	$85,454	$(56,125)	$29,329

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
Net interest income increased by $15.3 million, or 14%, in the third quarter of 2012, compared to the same period in 2011, due to an increase in interest income of $17.0 million offset by an increase in interest expense of $1.6 million.
Net interest income increased by $29.3 million, or 9%, in the first nine months of 2012, compared to the same period in 2011, due to an increase in interest income of $20.8 million and a decrease in interest expense of $8.5 million.
Our net interest margin decreased by 32 basis points in the third quarter of 2012 and 36 basis points in the first nine months of 2012 compared to the same periods in 2011.
Yields on our earning assets decreased by 52 basis points in the third quarter of 2012 and by 64 basis points in the first nine months of 2012, compared to the same periods in 2011, due primarily to a decrease in yields on our loans and leases held for investment. Our lease financing receivables portfolio led the decrease in loan and lease yields as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized $10.1 million, a decrease of $8.9 million, in excess accretion in the third quarter of 2012, compared to the same period in 2011. We recognized $33.8 million, a decrease of $32.8 million, of excess accretion in the first nine months of 2012, compared to the same period in 2011. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. Additional decreases in yields in our loan and lease portfolios are due to the continued low interest rate environment coupled with strong organic production at prevailing market interest rates.
Yields on interest earning assets were also impacted during the first nine months of 2012, compared to the same period in 2011, due to our investment securities portfolio. Our investment securities yield decreased by 28 basis points in the first nine months of 2012, compared to the same period in 2011. The decrease is due to fewer acquisitions during the first nine months of 2012, compared to the same period in 2011. In addition, recent additions to our securities portfolio have been purchased at market yields as a result of improved liquidity conditions and historically low interest rates.
Partially offsetting the lower yields on our earning assets were lower funding costs due to lower rates paid on our interest-bearing deposits which reflects the re-pricing of our deposits at lower interest rates and an increased focus on improving our deposit mix. Rates paid on our deposits decreased by 15 basis points in the third quarter of 2012 and by 24 basis points in the first nine months of 2012, compared to the same periods in 2011. Additionally, we experienced lower funding costs associated with our other borrowings. Yields decreased on total interest-bearing liabilities by 17 basis points in the third quarter of 2012 and by 29 basis points in the first nine months of 2012, compared to the same periods in 2011.
Average balances of our interest-earning assets increased by $2.7 billion, or 24%, in the third quarter of 2012, compared to the same period in 2011, primarily due to a $1.6 billion increase in our loans held for sale and a $1.9 billion increase in loans and leases held for investment. This was partially offset by $841.1 million decrease in our investment securities portfolio.
Average balances of our interest-earning assets increased by $2.0 billion, or 19%, in the first nine months of 2012, compared to the same period in 2011, primarily due to a $1.8 billion increase in our loans held for sale and a $1.2 billion increase in loans and leases held for investment. This was partially offset by a $499.6 million decrease in interest-earning cash and cash equivalents and a $538.8 million decrease in our investment securities portfolio.
The increases in average balances of loans held for sale for the three and nine months ended September 30, 2012, compared to the same periods in 2011, are due primarily to our investment in mortgage pool buyouts, which we either acquire from unrelated third parties or purchase out of our servicing portfolio. In addition, our mortgage warehouse loans, which are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination, increased. This increase is attributable to elevated refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0. Average balances in our held for investment residential mortgage portfolio increased by $829.5 million in the third quarter of 2012 and by $622.4 million in the first nine months of 2012, compared to the same periods in 2011 due primarily to continued strong organic growth and strategic acquisitions of low loan-to-value, high credit quality adjustable rate mortgage (ARM) products. Average balances in our held for investment commercial portfolio increased by $914.5 million in the third quarter of 2012 and by $472.4 million in the first nine months of 2012, compared to the same periods in 2011. The commercial portfolio has grown through the warehouse finance acquisition which experienced $472.8 million in subsequent growth since the closing of the acquisition in April 2012. Average balances in our held for investment lease financing receivables portfolio increased by $209.8 million in the third quarter of 2012 and by $168.0 million in the first nine months of 2012, compared to the same periods in 2011, primarily due to growth in our office products, technology and healthcare platforms as part of an overall plan to achieve scale through market penetration and expansion.
Average balances in our interest-bearing liabilities increased by $2.0 billion, or 20%, in the third quarter of 2012 and by $1.5 billion, or 15%, in the first nine months of 2012, compared to the same periods in 2011, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $917.1 million, or 10%, in the third quarter of 2012 and by $548.9 million, or 6%, in the first nine months of 2012, compared to the same periods in 2011, primarily due to growth in savings and money market accounts, time (excluding market-based) and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products. Beginning in the first quarter of 2012, we have increased our marketing and promotional products through various channels. Average balances in our FHLB advances increased by $1.1 billion in the third quarter of 2012 and by $907.2 million in the first nine months of 2012 compared to the same periods in 2011, due to an increase in wholesale funding by us to fund strategic acquisitions and to take advantage of historically low interest rates.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our ACI loans. We recorded a provision for loan and lease losses of $4.4 million in the third quarter of 2012, which is a decrease of 64% from $12.3 million in the same period in 2011. We recorded a provision for loan and lease losses of $21.5 million in the first nine months of 2012 which is a decrease of 45% from $39.3 million in the same period in 2011. Residential first mortgages led the decrease with better loan performance due to a more stable housing market as well as improvement in loan performance due to the addition of newly originated high credit quality loans and leases. For further discussion, see the “Loan and Lease Quality” section in MD&A for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing the allowance.

Noninterest Income
Noninterest income increased by $43.9 million, or 82%, in the third quarter of 2012 and by $72.5 million, or 42%, in the first nine months of 2012, compared to the same periods in 2011. The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Loan servicing fee income	$42,341	$48,390	$130,380	$144,023
Amortization of MSR	(36,292)	(23,369)	(99,773)	(67,586)
Impairment of MSR	(18,229)	(20,684)	(63,508)	(20,684)
Net loan servicing income (loss)	(12,180)	4,337	(32,901)	55,753
Gain on sale of loans	85,748	20,921	203,851	39,854
Loan production revenue	10,528	6,518	27,817	18,513
Deposit fee income	4,671	7,803	16,738	19,398
Other lease income	7,103	7,095	24,588	22,163
Other	1,429	6,683	4,522	16,461
Total Noninterest Income	$97,299	$53,357	$244,615	$172,142
The increase in noninterest income was driven primarily by gain on sale of loans. Gain on sale of loans increased by $64.8 million in the third quarter of 2012 and by $164.0 million in the first nine months of 2012, compared to the same periods in 2011, primarily driven by increased lending volume, increased gain on sale margins, favorable changes in the fair value of our hedging positions and gains on third party loan sales. Gain on sale of loans generated through our production channels increased by $43.2 million in the third quarter of 2012 and by $101.9 million in the first nine months of 2012, compared to the same periods in 2011. Gain on sale spreads increased in the third quarter of 2012 and the first nine months of 2012, compared to the same periods in 2011, as refinancing activity increased due to the HARP 2.0 and the low mortgage interest rate environment. Lending volume also benefited from the continued expansion of our retail lending channel. Mortgage lending volume increased by $948.2 million, or 60%, to $2.5 billion in the third quarter of 2012 compared to the same period in 2011. Mortgage lending volume increased by $2.7 billion or 67%, to $6.7 billion in the first nine months of 2012 compared to the same period in 2011. HARP-driven lending volume was approximately 37% in the third quarter of 2012 and 32% in the first nine months of 2012.
Realized gains from third party loan sales and changes in fair value of loans held for sale and related hedging positions were up $22.0 million in the third quarter of 2012 and by $63.8 million in the first nine months of 2012, compared to the same periods in 2011. The increase resulted from an increase in the size of positions hedged related to interest rate lock commitments and loans measured at fair value as well as a favorable increase in the change in the fair value measurements based on market demand. Additional increases resulted from favorable gains on sales to third parties driven primarily by the sale of Ginnie Mae (GNMA) loans that were acquired or purchased out of our servicing portfolio and overall favorable rate and market conditions.
This increase was offset by a decrease in net loan servicing income. Net loan servicing income decreased by $16.5 million in the third quarter of 2012 and by $88.7 million in the first nine months of 2012. The decrease is primarily due to the recording of an additional MSR valuation allowance and increased amortization of $10.5 million in the third quarter of 2012 and $75.0 million in the first nine months of 2012. An increase in expected portfolio prepayment speeds due to a low rate environment and government sponsored programs, as compared to the same periods in 2011, drove the additional MSR valuation allowance and increased amortization. In addition, servicing fees declined by $6.0 million in the third quarter of 2012 and by $13.6 million in the first nine months of 2012 as the UPB of our servicing portfolio decreased by $3.5 billion to $52.3 billion as of September 30, 2012 compared to the same period in 2011.
Loan production revenue increased by $4.0 million, or 62%, in the third quarter of 2012, and by $9.3 million, or 50%, in the first nine months of 2012 compared to the same periods in 2011 due to mortgage lending growth.
Other lease income increased by $2.4 million, or 11%, in the first nine months of 2012, compared to the same period in 2011, primarily due to growth in our operating lease portfolio. The operating lease portfolio increased by $12.5 million to $55.5 million as of September 30, 2012 compared to same the period in 2011.
Other noninterest income decreased by $5.3 million, or 79%, in the third quarter of 2012 and by $11.9 million, or 73%, in the first nine months of 2012 compared to the same periods in 2011 due primarily to a decrease in gains from sales of investment securities. We did not sell any securities in the first nine months of 2012. Additionally, we recognized a gain on the repurchase of trust preferred securities in the first quarter 2011.

Noninterest Expense
Noninterest expense increased by $44.4 million, or 32%, in the third quarter of 2012 and by $112.0 million, or 28%, in the first nine months of 2012, compared to the same periods in 2011. The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Salaries, commissions and other employee benefits expense	$85,399	$57,757	$228,266	$171,451
Equipment expense	17,574	13,608	50,411	36,077
Occupancy expense	6,619	5,237	17,985	14,808
General and administrative expense:
Professional fees	14,889	16,398	49,818	45,283
Foreclosure and OREO expense	19,639	3,333	45,567	23,997
Other credit-related expenses	5,425	13,883	23,041	38,959
FDIC premium assessment and other agency fees	10,080	12,402	28,693	22,635
Advertising and marketing expense	10,340	4,175	24,893	12,307
Other	14,004	12,792	49,899	41,018
Total general and administrative expense	74,377	62,983	221,911	184,199
Total Noninterest Expense	$183,969	$139,585	$518,573	$406,535
The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expense. Salaries, commissions and employee benefits increased by $27.6 million, or 48%, in the third quarter of 2012 and by $56.8 million, or 33%, in the first nine months of 2012 compared to the same periods in 2011 due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $19.3 million in the third quarter of 2012 and by $39.4 million in the first nine months of 2012, which included an increase in variable commissions of $7.4 million and $15.4 million, respectively. Salary and headcount increases were driven by increased production and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the warehouse finance acquisition and general operations growth. Headcount growth was 53%, 20%, and 19% in our Mortgage Banking, Banking and Wealth Management reporting segments, and Corporate Services, respectively, as of September 30, 2012 compared to the same period in 2011.
Occupancy and equipment expense increased by $5.3 million, or 28%, in the third quarter of 2012 and by $17.5 million, or 34%, in the first nine months of 2012 compared to the same periods in 2011. The increase is primarily due to increased depreciation expense related to our operating lease assets as a result of growth in the portfolio. In addition, we experienced increases due to an increase in software amortization due to the completion of our new WorldCurrency® system, Company-wide technological initiatives, and operating lease expenses, due to the expansion of our retail production channel.
General and administrative expense increased by $11.4 million, or 18%, in the third quarter of 2012 and by $37.7 million, or 20%, in the first nine months of 2012 compared to the same periods in 2011. Growth in general and administrative expenses is due primarily to increases in foreclosure and OREO expenses, advertising and marketing expense, and other general and administrative expenses. Increases are offset primarily by decreases in other credit-related expenses.
Professional fees decreased by $1.5 million, or 9%, in the third quarter of 2012 and increased by $4.5 million, or 10%, in the first nine months of 2012 compared to the same periods in 2011. Professional fees experienced decreases of $3.2 million, in the third quarter of 2012, and $7.4 million, in the first nine months of 2012 due to declines in costs associated with our initial public offering (IPO) readiness. We recorded expense of $2.0 million in the third quarter of 2012 and $4.5 million in the first nine months of 2012 in costs associated with the BPL acquisition. Additionally, during the first nine months of 2012, we recorded $5.2 million in consultant costs associated with regulatory compliance, which was not incurred in prior periods. This was offset by a $3.1 million decrease in costs associated with the Bank of Florida acquisition incurred in prior periods. Other increases in Professional fees were recorded for Company-wide specific initiatives and regulatory compliance.
Foreclosure and OREO expense increased by $16.3 million in the third quarter of 2012 and by $21.6 million in the first nine months of 2012 compared to the same periods in 2011 due primarily to an increase in foreclosure related expenses. Foreclosure expenses associated with our mortgage pool buyouts increased by $12.9 million in the third quarter of 2012 and by $22.4 million in the first nine months of 2012 compared to the same periods in 2011 due to the increase in mortgage pool buyout activity over the past year.
Other credit-related expenses decreased by $8.5 million, or 61% in the third quarter of 2012 and by $15.9 million, or 41%, in the first nine months of 2012 compared to the same periods in 2011 primarily due to a decrease in our repurchase reserve expenses related to our originated and serviced loans. Our repurchase reserve expense related to production decreased by $1.4 million in the third quarter of 2012 and by $10.4 million in the first nine months of 2012 compared to the same periods in 2011. Our repurchase reserve expense related to our serviced loans decreased by $5.9 million in the third quarter of 2012 and by $5.2 million in the first nine months of 2012 compared to the same periods in 2011. We describe our reserves for loans subject to representations and warranties in Note 15 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in our "Loans Subject to Representations and Warranties" section.
FDIC insurance assessment and other agency fees decreased by $2.3 million, or 19%, in the third quarter of 2012 compared to the same period in 2012. The decrease was due to additional FDIC fees in the third quarter of 2011 to adjust to the new fee assessment methodology which is now based on total assets less tangible equity. FDIC insurance assessment and other agency fees increased by $6.1 million, or 27%, in the first nine months of 2012, compared to the same period in 2011, due to a change in the fee assessment methodology and an increase in our asset base.

Advertising and marketing expense increased by $6.2 million, or 148%, in the third quarter of 2012 and by $12.6 million, or 102%, in the first nine months of 2012, compared to the same periods in 2011, due primarily to an effort to grow our deposit base through a new marketing campaign.
Other general and administrative increased by $1.2 million or 9%, in the third quarter of 2012 and by $8.9 million or 22%, in the first nine months of 2012, compared to the same periods in 2011. The increase was the result of FDIC clawback liability, consent order remediation liability, portfolio expense, and change in Fannie Mae (FNMA) compensatory fees. Increases are offset by a decrease in non-recurring expenses.
The FDIC clawback expense increased by $1.1 million in the third quarter of 2012 and $4.2 million in the first nine months of 2012 compared to the same periods in 2011 as a result of a change in fair value due to a decline in interest rates. During the first nine months of 2012, we recorded a $2.0 million expense associated with the consent order remediation plan. The liability is an estimate based on the independent consultant's findings report. We describe the consent order in Note 15 in our condensed consolidated financial statements.
Portfolio expense increased by $1.6 million, or 69%, in the third quarter of 2012 and by $5.7 million, or 109%, in the first nine months of 2012 compared to the same periods in 2011 due to an increase in lending volume.
FNMA compensatory fees increased by $1.8 million to $1.8 million in the first nine months of 2012. In 2010, FNMA issued an announcement "Foreclosure Time Frames and Compensatory Fees for Breach of Service Obligations" to remind servicers of their duties and responsibilities. The announcement indicated that FNMA would monitor seriously delinquent loans in the foreclosure process and assess compensatory fees on such loans. In determining fee assessment, FNMA takes into consideration the outstanding principal balance of the mortgage loan, the applicable pass through rate, the length of delay, and any additional costs that are directly attributable to the delay. Prior to the end of the third quarter of 2011, we had not received an assessment from FNMA related to compensatory fees.
These increases were offset by an $8.7 million decrease related to the non-recurring write down of the Tygris indemnification asset during the first quarter 2011 due to improving expected cash flows on our lease financing receivables acquired in the Tygris acquisition. As of September 30, 2012, we do not expect to receive shares from escrow and thus have not recorded an indemnification asset related to the potential recovery of shares from escrow.

Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates					Table 6
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012		2011
Provision for income taxes	$12,987	$4,625	$26,176	13,189,000	$24,818
Effective tax rates	36.9%	37.3%	36.7%	0.364	38.9%

For the three and nine months ended September 30, 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. For the three and nine months ended September 30, 2011, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.
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
Our Banking and Wealth Management segment often invests in loans originated from asset generation channels contained within our Banking and Wealth Management and Mortgage Banking segments as well as third party loan acquisitions. When intersegment acquisitions take place, we assign an estimate of the market value to the asset and record the transfer as a market purchase. In addition, intersegment cash balances are eliminated in segment reporting. The effects of these intersegment allocations and transfers are eliminated in consolidated reporting.

The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended September 30, 2012
Net interest income	$114,587	$13,105	$(1,498)	$—	$126,194
Provision for loan and lease losses	3,547	812	—	—	4,359
Net interest income after provision for loan and lease losses	111,040	12,293	(1,498)	—	121,835
Noninterest income	20,608	76,693	(2)	—	97,299
Noninterest expense:
Foreclosure and OREO expense	17,463	2,176	—	—	19,639
Other credit-related expenses	1,879	3,544	2	—	5,425
All other noninterest expense	60,526	65,900	32,479	—	158,905
Income (loss) before income tax	51,780	17,366	(33,981)	—	35,165
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	178	—	—	—	178
MSR impairment	—	18,229	—	—	18,229
Transaction and non-recurring regulatory related expense	—	1,657	2,527	—	4,184
Adjusted income (loss) before income tax	$51,958	$37,252	$(31,454)	$—	$57,756
Total assets as of September 30, 2012	$14,696,893	$1,838,964	$129,141	$(155,558)	$16,509,440
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	59.1%				82.3%
excluding foreclosure, OREO and other credit-related expenses	44.8%				71.1%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	59.1%				74.4%
excluding foreclosure, OREO and other credit-related expenses	44.8%				64.0%

Business Segments Selected Financial Information					Table 7B
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended September 30, 2011
Net interest income	$104,266	$8,255	$(1,652)	$—	$110,869
Provision for loan and lease losses	13,119	(861)	—	—	12,258
Net interest income after provision for loan and lease losses	91,147	9,116	(1,652)	—	98,611
Noninterest income	24,403	28,956	(2)	—	53,357
Noninterest expense:
Foreclosure and OREO expense	(2,328)	5,660	1	—	3,333
Other credit-related expenses	2,748	11,135	—	—	13,883
All other noninterest expense	50,931	42,046	29,392	—	122,369
Income (loss) before income tax	64,199	(20,769)	(31,047)	—	12,383
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	482	—	—	—	482
MSR impairment	—	20,684	—	—	20,684
Transaction and non-recurring regulatory related expense	—	2,432	5,233	—	7,665
Adjusted income (loss) before income tax	$64,681	$2,347	$(25,814)	$—	$41,214
Total assets as of September 30, 2011	$11,033,090	$1,618,689	$140,260	$(241,275)	$12,550,764
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	39.9%				85.0%
excluding foreclosure, OREO and other credit-related expenses	39.6%				74.5%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	39.9%				71.3%
excluding foreclosure, OREO and other credit-related expenses	39.6%				62.0%

Business Segments Selected Financial Information					Table 7C
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Nine Months Ended September 30, 2012
Net interest income	$335,933	$35,391	$(4,523)	$—	$366,801
Provision for loan and lease losses	18,903	2,568	—	—	21,471
Net interest income after provision for loan and lease losses	317,030	32,823	(4,523)	—	345,330
Noninterest income	71,441	173,090	84	—	244,615
Noninterest expense:
Foreclosure and OREO expense	37,803	7,764	—	—	45,567
Other credit-related expenses	3,300	19,727	14	—	23,041
All other noninterest expense	173,936	183,450	92,579	—	449,965
Income (loss) before income tax	173,432	(5,028)	(97,032)	—	71,372
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	4,369	—	—	—	4,369
MSR impairment	—	63,508	—	—	63,508
Transaction and non-recurring regulatory related expense	—	11,840	8,517	—	20,357
Adjusted income (loss) before income tax	$177,801	$70,320	$(88,515)	$—	$159,606
Total assets as of September 30, 2012	$14,696,893	$1,838,964	$129,141	$(155,558)	$16,509,440
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	52.8%				84.8%
excluding foreclosure, OREO and other credit-related expenses	42.7%				73.6%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	52.8%				73.8%
excluding foreclosure, OREO and other credit-related expenses	42.7%				63.7%

Business Segments Selected Financial Information					Table 7D
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Nine Months Ended September 30, 2011
Net interest income	$315,298	$27,164	$(4,990)	$—	$337,472
Provision for loan and lease losses	38,540	752	—	—	39,292
Net interest income after provision for loan and lease losses	276,758	26,412	(4,990)	—	298,180
Noninterest income	56,036	111,398	4,708	—	172,142
Noninterest expense:
Foreclosure and OREO expense	10,878	13,118	1	—	23,997
Other credit-related expenses	6,194	32,765	—	—	38,959
All other noninterest expense	140,272	115,084	88,223	—	343,579
Income (loss) before income tax	175,450	(23,157)	(88,506)	—	63,787
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	1,289	—	—	—	1,289
Impact of change in ALLL methodology	1,900	—	—	—	1,900
Early adoption of TDR guidance and policy change	10,039	—	—	—	10,039
MSR impairment	—	20,684	—	—	20,684
Gain on repurchase of trust preferred securities	—	—	(4,693)	—	(4,693)
Decrease in fair value of Tygris indemnification asset	8,680	—	—	—	8,680
Transaction and non-recurring regulatory related expense	—	3,583	16,578	—	20,161
Adjusted income (loss) before income tax	$197,358	$1,110	$(76,621)	$—	$121,847
Total assets as of September 30, 2011	$11,033,090	$1,618,689	$140,260	$(241,275)	$12,550,764
Efficiency Ratios:
GAAP basis:
including foreclosure, OREO and other credit-related expenses	42.4%				79.8%
excluding foreclosure, OREO and other credit-related expenses	37.8%				67.4%
Adjusted basis:
including foreclosure, OREO and other credit-related expenses	40.0%				71.9%
excluding foreclosure, OREO and other credit-related expenses	35.4%				59.9%

Banking and Wealth Management

Banking and Wealth Management			Table 8
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest income
Interest and fees on loans and leases	$128,287	$110,584	$371,486	$337,246
Interest and dividends on investment securities	20,880	27,201	62,127	82,775
Other interest income (1)	8,724	7,232	24,009	23,189
Total interest income	157,891	145,017	457,622	443,210
Interest expense
Deposits	22,484	23,953	63,865	75,539
Other borrowings	11,078	7,817	28,081	24,488
Other interest expense (2)	9,742	8,981	29,743	27,885
Total interest expense	43,304	40,751	121,689	127,912
Net interest income	114,587	104,266	335,933	315,298
Provision for loan and lease losses	3,547	13,119	18,903	38,540
Net interest income after provision for loan and lease losses	111,040	91,147	317,030	276,758
Noninterest income
Gain on sale of loans	8,623	2,941	30,094	3,389
Other	11,985	21,462	41,347	52,647
Total noninterest income	20,608	24,403	71,441	56,036
Noninterest expense
Salaries, commissions and employee benefits	22,028	17,950	64,739	56,656
Equipment and occupancy	12,185	10,002	35,816	24,834
Foreclosure and OREO	17,463	(2,328)	37,803	10,878
Other general and administrative	28,192	25,727	76,681	64,976
Total noninterest expense	79,868	51,351	215,039	157,344
Income before income taxes	$51,780	$64,199	$173,432	$175,450

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Banking and Wealth Management segment earnings decreased by $12.4 million, or 19%, in the third quarter of 2012 compared to the same period in 2011 primarily due to an increase in noninterest expense which was partially offset by an increase in net interest income and a decrease in provision for loan and lease losses. Segment earnings decreased by $2.0 million, or 1%, in the first nine months of 2012 compared to the same period in 2011 primarily due to an increase in noninterest expense offset which was partially offset by increases in noninterest income, net interest income, and a decrease in the provision for loan and lease losses.
Net interest income increased by $10.3 million, or 10%, in the third quarter of 2012 compared to the same period in 2011 due to an increase in interest income of $12.9 million partially offset by an increase in interest expense of $2.6 million. Net interest income increased by $20.6 million, or 7%, in the first nine months of 2012 compared to the same period in 2011 due to an increase in interest income of $14.4 million and a decrease in interest expense of $6.2 million. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Provision for loan and lease losses decreased by $9.6 million, or 73%, in the third quarter of 2012 and by $19.6 million, or 51%, in the first nine months of 2012 compared to the same periods in 2011 due to the addition of high credit quality originated loans in our residential first mortgages. In addition, we experienced an improvement in loan performance due to a more stable housing market.
Noninterest income decreased by $3.8 million, or 16%, in the third quarter of 2012 compared to the same period in 2011. A decrease in gain on sales of available for sale (AFS) securities of $4.7 million drove the decrease in noninterest income. We had no sales of AFS securities during the first nine months of 2012. Additional decreases are due to a $2.2 million increase in loan servicing fees paid to our mortgage banking segment for originated loans and a $3.1 million decrease in deposit fee income associated with our WorldCurrency® products as well as changes in valuation of WorldCurrency® deposits and related derivatives. Decreases are offset by a $5.7 million increase in gains from third party loan sales.
Noninterest income increased by $15.4 million, or 27%, in the first nine months of 2012, compared to the same period in 2011, primarily due to an increase in gains from third party loans sales of $26.7 million in the first nine months of 2012. This increase is offset by decreases of $5.9 million in sales gains and credit losses from AFS securities. We had no sales of AFS securities during the third quarter of 2012. We had a $6.1 million increase in loan servicing fees paid to our mortgage banking segment for originated loans, and a $2.7 million decrease in deposit fee income associated with our WorldCurrency® products as well as changes in valuation of WorldCurrency® deposits and related derivatives in the first nine months of 2012 compared to the same period in 2011.
Increased sales of GNMA loan securities that were acquired or purchased out of our servicing portfolio resulted from overall favorable rate and market conditions.

Noninterest expense increased by $28.5 million, or 56%,in the third quarter of 2012 and by $57.7 million, or 37%, in the first nine months of 2012 compared to the same periods in 2011. An increase in our foreclosure and REO expense, other general and administrative expenses, depreciation expense, and salaries, commissions, and employee benefits drove the increase in noninterest expense.
Salaries, commissions, and employee benefits increased by $4.1 million, or 23%, in the third quarter of 2012 and by $8.1 million, or 14%, in the first nine months of 2012, compared to the same periods in 2011, due to growth in the Banking and Wealth Management segment. The warehouse finance acquisition, EverBank Commercial Finance (ECF) platform expansion, wealth management development, and shared services growth also drove headcount up by 20% as of September 30, 2012, compared to the same period in 2011.
Equipment and occupancy expense increased by $2.2 million, or 22%, in the third quarter or 2012 and by $11.0 million, or 44%, in the first nine months of 2012 compared to the same periods in 2011 primarily due to depreciation expense. An increase in our operating lease portfolio drove an increase in related depreciation expense of $1.2 million in the third quarter of 2012 and $8.1 million in the first nine months of 2012 compared to the same periods in 2011.
Foreclosure and OREO expense increased by $19.8 million in the third quarter of 2012 and by $26.9 million in the first nine months of 2012 compared to the same periods in 2011 primarily due to the increase in foreclosure expenses attributable to an increase in mortgage pool buyout activity over the past year. Foreclosure expenses associated with our mortgage pool buyouts increased by $16.4 million in the third quarter of 2012 and by $28.5 million in the first nine months of 2012 compared to the same periods in 2011.
Other general and administrative expense increased by $2.5 million, or 10%, in the third quarter of 2012, and by $11.7 million, or 18% in the first nine months of 2012 compared to the same periods in 2011. The increase in other general and administrative expense was driven by a $5.4 million increase in advertising expense in the third quarter of 2012, and by $11.0 million in the first nine months of 2012, as we continue to focus on increasing our deposit base. Professional and legal expense increased by $1.4 million in the third quarter of 2012, and by $3.0 million in the first nine months of 2012 due to consultant costs associated with an increase in the ECF leasing portfolio. FDIC clawback expense increased by $1.1 million in the third quarter of 2012, and by $4.2 million in the first nine months of 2012, due to changes in fair value as a result of the continuing decline in market interest rates. FDIC insurance assessment and other agency fees decreased $2.8 million in the third quarter 2012 compared to the same period in 2011. The decrease was due to additional FDIC fees recorded in the third quarter of 2011 to adjust to the new fee assessment methodology which is now based on total assets less tangible equity. FDIC insurance assessment and other agency fees increased by $5.0 million in the first nine months of 2012, compared to the same period in 2011, due to change in the fee assessment methodology and an increase in our asset base. These increases are offset by the non-recurring write-down of the Tygris indemnification asset of $8.7 million in the first quarter 2011. Additional decreases resulted from favorable changes in our other acquired indemnification asset and ECF unfunded commitments reserves.
Mortgage Banking

Mortgage Banking				Table 9
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net interest income	$13,105	$8,255	$35,391	$27,164
Provision for loan and lease losses	812	(861)	2,568	752
Net interest income after provision for loan and lease losses	12,293	9,116	32,823	26,412
Noninterest income
Gain on sale of loans	77,123	17,979	173,754	36,465
Loan servicing fee income:
Loan servicing fee income	44,538	48,413	136,925	144,455
Amortization and impairment of MSR	(54,520)	(44,052)	(163,281)	(88,270)
Net loan servicing income (loss)	(9,982)	4,361	(26,356)	56,185
Other	9,552	6,616	25,692	18,748
Total noninterest income	76,693	28,956	173,090	111,398
Noninterest expense
Salaries, commissions and employee benefits	43,648	24,348	109,261	69,817
Equipment and occupancy	5,701	3,979	14,858	12,380
Professional fees	3,131	4,044	14,058	7,045
Foreclosure and OREO	2,176	5,660	7,764	13,118
Other credit-related expenses	3,544	11,135	19,727	32,765
Other general and administrative	13,420	9,675	45,273	25,842
Total noninterest expense	71,620	58,841	210,941	160,967
Loss before income taxes	$17,366	$(20,769)	$(5,028)	$(23,157)
Mortgage Banking segment earnings increased by $38.1 million in the third quarter of 2012 and by $18.1 million in the first nine months of 2012 compared to the same periods in 2011, primarily due to an increase in gain on sale of loans and offset by an increase noninterest expense and a decrease in loan servicing fee income.
Noninterest income increased by $47.7 million, or 165%, in the third quarter of 2012 and by $61.7 million, or 55%, in the first nine months of 2012 compared to the same periods in 2011. The increase was driven by an increase in gain on sale of loans of $59.1 million in the third quarter of 2012 and $137.3 million in the first nine months of 2012, compared to the same periods in 2011. The increase was primarily driven by our mortgage lending business. Mortgage lending volume increased by $0.9 billion, or 60%, to $2.5 billion in the third quarter of 2012 compared to the same period in 2011. Mortgage lending volume in the mortgage banking segment increased by $2.7 billion or 68%, to $6.7 billion in the first nine months of 2012 compared the same period in 2011. HARP-driven lending volume was approximately 37% in the third quarter of 2012 and 32% in the first nine months of 2012. Gain on sale spreads increased 225 basis points in the third quarter of 2012 and 184 basis points in the nine months of 2012 compared to the same periods in 2011 as refinancing activity increased due to the success of government refinancing programs such as the HARP 2.0 program and the low mortgage interest rate environment.
In addition, gains from third party loan sales and changes in fair value option loans and related hedging positions increased from an increase in the volume being originated in comparison to prior periods. The volume of interest rate lock commitments increased in part due to the same reasons discussed above.
Offsetting this increase was a decrease in net loan servicing income of $14.3 million in the third quarter of 2012 and $82.5 million in the first nine months of 2012 compared to the same periods in 2011 primarily due to an increase in MSR amortization and additional MSR valuation allowances as well as a decrease in loan servicing fees. Amortization expense combined with additional valuation allowances increased by $10.5 million, or 24% in the third quarter of 2012, and by $75.0 million, or 85%, in the first nine months of 2012. Additionally, loan servicing fees declined by $3.9 million in the third quarter of 2012 and by $7.5 million in the first nine months of 2012. These declines in net loan servicing income are due to increased run-off as a result of refinancing activity and a decline in servicing fees due to a decline in the UPB of the servicing portfolio.
Noninterest expense increased by $12.8 million, or 22%, in the third quarter of 2012 and by $50.0 million, or 31%, in the first nine months of 2012 compared to the same periods in 2011 primarily due to increases in salaries, commissions, and employee benefits, professional fees, and other general and administrative costs. These were partially offset by decreases in our repurchase reserve expenses and reserves related to our government-insured buyouts. Mortgage Banking segment growth drove the increase in salaries, commissions, and employee benefits with headcount increasing by 53% as of September 30, 2012, compared to the same period of 2011 due to the expansion of our retail and consumer direct production channels and our servicing default services.
Foreclosure and OREO expense decreased by $3.5 million, or 62%, in the third quarter of 2012 and by $5.4 million, or 41%, in the first nine months of 2012, due primarily to a decrease in reserves related to our government-insured buyouts. At the beginning of 2012, a majority of our government reserves were reallocated to the Banking and Wealth Management segment to match the gains earned on sales of mortgage pool buyouts. Additionally, during the third quarter of 2012, we transferred a majority of our mortgage pool buyouts to loans held for investment. Foreclosure losses on principal balances associated with some of our mortgage pool buyouts are now included in the allowance for loan and lease losses.
Professional fees increased by $7.0 million, or 100%, in the first nine months of 2012 compared to the same period in 2011 primarily related to consultant costs associated with regulatory compliance.
Other credit-related expenses decreased by $7.6 million, or 68%, in the third quarter of 2012 and by $13.0 million, or 40%, in the first nine months of 2012 compared to the same periods in 2011. We describe our reserves related to loans subject to representations and warranties in Note 15 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
Other general and administrative expenses increased by $3.7 million or 39%, in the third quarter of 2012 and by $19.4 million, or 75%, in the first nine months of 2012 compared to the same periods in 2011 primarily due to increased variable costs from higher mortgage originations and costs associated with the servicing portfolio resulting from default activities and regulatory requirements. Additionally corporate allocations increased due primarily to increases in technology due to Mortgage Banking segment expansion. For additional disclosure, refer to our “Analysis of Statements of Income."
Corporate Services

Corporate Services				Table 10
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net interest income	$(1,498)	$(1,652)	$(4,523)	$(4,990)
Noninterest income	(2)	(2)	84	4,708
Noninterest expense
Salaries, commissions and employee benefits	19,723	15,459	54,266	44,978
Equipment and occupancy	6,306	4,865	17,722	13,671
Other general and administrative	6,452	9,069	20,605	29,575
Total noninterest expense	32,481	29,393	92,593	88,224
Loss before income taxes	$(33,981)	$(31,047)	$(97,032)	$(88,506)
Corporate Services segment earnings decreased by $2.9 million, or 9%, in the third quarter of 2012 and by $8.5 million, or 10%, in the first nine months of 2012 compared to the same periods in 2011. Noninterest income decreased by $4.6 million, or 98%, in the first nine months of 2012 compared to the same period in 2011 as the result of a gain on the repurchase of trust preferred securities recognized during the first quarter of 2011.
Noninterest expense increased by $3.1 million, or 11%, in the third quarter of 2012 and by $4.4 million, or 5%, in the first nine months of 2012 compared to the same periods in 2011 due to increases in salaries, commissions, and employee benefits and occupancy and equipment, and offset by decreases in other general and administrative costs. Headcount increased by 19% as of the nine months ended September 30, 2012 compared to the same period in 2011. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements. Professional fees decreased by $2.0 million, or 26% in the third quarter of 2012, and by $5.5 million, or 21%, in the first nine months of 2012 due primarily to decreases in costs associated with IPO readiness activities. The decreases are offset by expenditures related to strategic business acquisitions. Additionally, corporate allocations increased by $1.5 million in the third quarter of 2012, and by $4.6 million in the first nine months of 2012. Increased costs were allocated to other business segments which are associated with company-wide IT initiatives.
Analysis of Statements of Condition
Investment Securities
Our overall investment strategy focuses on acquiring investment-grade senior mortgage-backed securities backed by seasoned loans with high credit quality and credit enhancements to generate earnings in the form of interest and dividends while offering liquidity, credit and interest rate risk management opportunities to support our asset and liability management strategy. Within our investment strategy, we also utilize highly rated structured products including Re-securitized Real Estate Mortgage Investment Conduits (Re-REMICs) for the added protection from credit losses and ratings deteriorations that accompany alternative securities. All securities investments satisfy our internal guidelines for credit profile and have a relatively short duration which helps mitigate interest rate risk arising from historically low market interest rates.
Available for sale securities are used as part of our asset and liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.
The following tables show the amortized cost and fair value of investment securities as of September 30, 2012 and December 31, 2011:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$67	$6	$—	$73	$73
Residential CMO securities - nonagency	1,705,372	24,172	15,340	1,714,204	1,714,204
Residential mortgage-backed securities (MBS) - agency	246	17	—	263	263
Asset-backed securities (ABS)	10,551	—	2,775	7,776	7,776
Equity securities	77	163	—	240	240
Total available for sale securities	1,716,313	24,358	18,115	1,722,556	1,722,556
Held to maturity:
Residential CMO securities - agency	132,946	6,117	—	139,063	132,946
Residential MBS - agency	32,871	2,339	—	35,210	32,871
Corporate securities	4,987	—	2,032	2,955	4,987
Total held to maturity securities	170,804	8,456	2,032	177,228	170,804
Total investment securities	$1,887,117	$32,814	$20,147	$1,899,784	$1,893,360

December 31, 2011
Available for sale:
Residential CMO securities - agency	$96	$8	$—	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS agency	317	21	—	338	338
Asset-backed securities	10,573	—	3,096	7,477	7,477
Equity securities	77	108	—	185	185
Total available for sale securities	1,930,109	17,746	43,933	1,903,922	1,903,922
Held to maturity:
Residential CMO securities - agency	159,882	6,029	78	165,833	159,882
Residential MBS - agency	19,132	1,464	—	20,596	19,132
Corporate securities	10,504	—	2,583	7,921	10,504
Total held to maturity securities	189,518	7,493	2,661	194,350	189,518
Total investment securities	$2,119,627	$25,239	$46,594	$2,098,272	$2,093,440
Residential — Agency
At September 30, 2012, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $133.0 million, or 7%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $33.1 million, or 2%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.

Our residential agency CMO securities decreased by $27.0 million, or 17%, to $133.0 million at September 30, 2012 from $160.0 million at December 31, 2011 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $13.6 million, or 70%, to $33.1 million at September 30, 2012, from $19.5 million at December 31, 2011 primarily due to purchases of additional securities.
Residential — Nonagency
At September 30, 2012, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.7 billion, or 91% of our investment securities portfolio. Our residential nonagency CMO securities decreased by $181.6 million, or 10%, to $1.7 billion at September 30, 2012, from $1.9 billion at December 31, 2011 primarily due to reductions in amortized cost resulting from principal payments received partially offset by purchases of additional securities as well as reductions in the fair market value of the securities held.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $1.2 billion, or 68%, of our residential nonagency CMO investment securities at September 30, 2012.
We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At September 30, 2012, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 731, an amortized loan-to-value ratio, or LTV, of 66%, and was seasoned 87 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the first nine months of 2012, there were no sales of residential agency and nonagency CMO securities.
Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at September 30, 2012 and December 31, 2011:

Loans Held for Sale		Table 12A
(dollars in thousands)	September 30, 2012	December 31, 2011
Government insured pool buyouts	$68,533	$1,939,114
Mortgage warehouse (carried at fair value)	1,025,467	761,818
Other	309,205	24,354
	$1,403,205	$2,725,286
At September 30, 2012, our government insured pool buyout loans totaled $68.5 million, or 5%, of our total loans held for sale portfolio. During the nine months ended September 30, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment. Due to the unpredictability of the success of certain new government programs in the prior year, we were not able to assert to the intent to hold for the foreseeable future. As we have seen the effect of these programs on our government insured pool buyout portfolio, we are now able to assert to the intent to hold for the foreseeable future.
During the nine months ended September 30, 2012, we transferred $440.9 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At September 30, 2012, we securitized and retained $68.4 million of these GNMA securities that were transferred and are included in the loans held for sale balance above as we retained effective control of these assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
At September 30, 2012, our mortgage warehouse loans totaled $1.0 billion, or 73%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans increased by $263.6 million from December 31, 2011 due to elevated refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	September 30, 2012	December 31, 2011
30 days or less	$542,013	$431,880
31- 90 days	359,532	310,326
Greater than 90 days	123,922	19,612
	$1,025,467	$761,818
Subsequent to September 30, 2012, we sold $33.5 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $90.4 million of warehouse loans were made up of conforming or government product and were current at September 30, 2012.

Our other loans held for sale totaled $309.2 million, or 22%, of our total loans held for sale portfolio. Other loans increased $284.9 million, from $24.4 million at December 31, 2011 due to a change in strategy on certain originated longer duration, jumbo preferred loans. We have a history of originating high credit quality loans that are attractive to other market participants due to current increased demand in the secondary markets for these loans. These jumbo preferred loans made up $299.3 million, or 97%, of our other loans held for sale loan category and are current at September 30, 2012.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at September 30, 2012 and at December 31, 2011:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	September 30, 2012	December 31, 2011
Residential mortgages:
Residential	4,127,021	3,727,542
Government insured pool buyouts	2,680,378	829,299
Commercial and commercial real estate	2,315,494	1,165,384
Lease financing receivables	742,332	588,501
Home equity lines	183,692	200,112
Consumer and credit card	7,809	8,443
Total loans and leases, net of discounts	10,056,726	6,519,281
Allowance for loan and lease losses	(76,469)	(77,765)
Total loans and leases, net	$9,980,257	$6,441,516
The balances presented above include:
Net purchase loan and lease discounts	$188,924	$237,170
Net deferred loan and lease origination costs	22,282	19,057
Residential Mortgage Loans
At September 30, 2012, our residential mortgage loans totaled $6.8 billion, or 68%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties. Additionally, we invest in government-insured GNMA pool buyouts purchased from GNMA pool securities and other loans secured by residential real estate.
Residential mortgage loans increased by $2.3 billion, or 49%, to $6.8 billion at September 30, 2012 from $4.6 billion at December 31, 2011. This increase was driven primarily the transfer of mortgage pool buyouts from loans held for sale to loans held for investment. Additional increases resulted from organic production of portfolio products and strategic acquisitions of high quality jumbo ARM products and conventional loans.
Government Insured Buyouts
At September 30, 2012, our government insured buyout loan portfolio totaled $2.7 billion, or 27%, of our total loans held for investment portfolio. During the nine months ended September 30, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment. See Loans Held for Sale for additional information regarding the transfer.
We have a history of servicing Federal Housing Administration, or FHA, loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased). For banks like EverBank, with cost effective sources of short term capital, this strategy represents a very attractive return with limited additional investment risk.
Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we take the view that no principal is at risk.
Duration is a potential risk of holding these loans and exposes us to interest rate risk and funding mismatch. In most cases, acquired loans or loans purchased out of our servicing assets are greater than 89 days past due upon purchase. Loans that go through foreclosure have an expected duration of one to two years, depending on the state’s servicing timelines. Bankruptcy proceedings and loss mitigation requirements could extend the duration of these loans. Extensions for these reasons do not impact the insurance or guarantee and are modeled into the acquisition price.
Loans can re-perform on their own or through loss mitigation and/or modification. Most loans are 20 to 30 year fixed rate instruments. Re-performing loans earn a higher yield as they can earn an above market note rate rather than a government guaranteed reimbursement rate. In order to mitigate the duration risk on re-performing loans, EverBank has the ability to sell those loans into the secondary market.
Operational capacity poses a lesser risk to the claim through missed servicing milestones. Servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). For acquired pool buyouts, we, in general, purchase loans early in the default cycle to obtain control of the files before processing errors jeopardize claims.
Commercial and Commercial Real Estate Loans
At September 30, 2012, our commercial and commercial real estate loans, which include owner-occupied commercial real estate,

commercial investment properties, asset-backed commercial and small business commercial loans, totaled $2.3 billion, or 23% of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $1.2 billion, or 99%, to $2.3 billion at September 30, 2012 from $1.2 billion at December 31, 2011 due to new originations within our commercial and commercial real estate loans portfolio and our warehouse finance acquisition. Refer to Note 3 in our condensed consolidated financial statements for additional information on the warehouse finance acquisition.
Lease Financing Receivables
Lease financing receivables increased by $153.8 million, or 26%, to $742.3 million, or 7% of our total held for investment loan and lease portfolio at September 30, 2012 from $588.5 million at December 31, 2011. The increase was due to new lease originations, which were partially offset by paydowns of existing leases. Our leases generally consist of short-term and medium-term leases and loans secured by office equipment, office technology systems, healthcare and other essential-use small business equipment. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded as EverBank Commercial Finance, Inc. (ECF).
Home Equity Lines
At September 30, 2012, our home equity lines totaled $183.7 million, or 2% of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $16.4 million, or 8%, to $183.7 million at September 30, 2012 from $200.1 million at December 31, 2011, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At September 30, 2012, consumer and credit card loans, in the aggregate, totaled $7.8 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our customers which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Mortgage Servicing Rights

The following table presents the change in our MSR portfolio for the three and nine months ended at September 30, 2012 and 2011:

Change in Mortgage Servicing Rights				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$415,962	$553,319	$489,496	$573,196
Originated servicing rights capitalized upon sale of loans	21,034	11,537	58,061	38,194
Amortization	(36,292)	(23,369)	(99,773)	(67,586)
Increase in valuation allowance, net	(18,229)	(20,684)	(63,508)	(20,684)
Other	(702)	(975)	(2,503)	(3,292)
Balance, end of period	$381,773	$519,828	$381,773	$519,828
Valuation allowance:
Balance, beginning of period	$84,734	$—	$39,455	$—
Increase in valuation allowance	21,735	20,684	67,014	20,684
Recoveries	(3,506)	—	(3,506)	—
Balance, end of period	$102,963	$20,684	$102,963	$20,684
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $9.5 million, or 82%, in the third quarter of 2012 and by $19.9 million, or 52%, in the first nine months of 2012 compared to the same periods in 2011. The increase is primarily due to increased mortgage lending volume of $0.9 billion in the third quarter of 2012 and $2.7 billion in the first nine months of 2012 compared to the same periods in 2011.
Amortization expense increased by $12.9 million, or 55%, in the third quarter of 2012 and by $32.2 million, or 48%, in the first nine months of 2012 compared to the same periods in 2011. The increase in amortization expense is due to refinancing activity resulting in higher prepayment speeds compared to the same periods in 2011. The increase in prepayment speeds is attributable to borrowers taking advantage of the historically low rate environment and government sponsored programs. Annualized amortization rates as of September 30, 2012 and 2011 approximated 29.46% and 17.25%.
An increase in expected portfolio prepayment speeds due to the success of the government's HARP program along with an increase of credit eligible borrowers due to further declines in mortgage rates were the primary causes of the additional valuation allowance of $18.2 million in the third quarter of 2012 and $63.5 million during the first nine months of 2012. At September 30, 2012, we estimate that approximately 52.4% of our portfolio was eligible to refinance under the HARP program or was credit eligible and in the money due to low interest rates. As such, near term annualized prepayment speeds were estimated at 26.9%.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at September 30, 2012 and December 31, 2011:

Carrying Value of ACI Loans			Table 15
(dollars in thousands)	Bank of Florida	Other	Total
Under ASC 310-30
September 30, 2012
UPB or contractual net investment	$576,200	$607,979	$1,184,179
Plus: contractual interest due or unearned income	229,052	466,709	695,761
Contractual cash flows due	805,252	1,074,688	1,879,940
Less: nonaccretable difference	160,226	421,995	582,221
Less: Allowance for loan losses	16,006	5,175	21,181
Expected cash flows	629,020	647,518	1,276,538
Less: accretable yield	105,366	63,010	168,376
Carrying value	$523,654	$584,508	$1,108,162
Carrying value as a percentage of UPB or contractual net investment	91%	96%	94%
December 31, 2011
UPB or contractual net investment	$685,967	$543,240	$1,229,207
Plus: contractual interest due or unearned income	267,879	470,601	738,480
Contractual cash flows due	953,846	1,013,841	1,967,687
Less: nonaccretable difference	179,342	421,446	600,788
Less: Allowance for loan losses	11,638	4,351	15,989
Expected cash flows	762,866	588,044	1,350,910
Less: accretable yield	141,750	65,973	207,723
Carrying value	$621,116	$522,071	$1,143,187
Carrying value as a percentage of UPB or contractual net investment	91%	95%	93%
In the Bank of Florida ACI portfolio, an impairment charge of $4.4 million was recognized for the nine months ended September 30, 2012 due to a reduction in cash flow expectations in certain pools of loans. During the nine months ended September 30, 2012, we reclassified $9.4 million to nonaccretable difference from accretable yield as a result of this reduction in cash flows.
In our other ACI portfolio, additional impairment of $0.8 million was recognized for the nine months ended September 30, 2012. Within this portfolio, we reclassified $0.6 million from accretable yield as there was an decrease in expected cash flows in certain pools of loans.

For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at September 30, 2012 and December 31, 2011:

Recorded Investment of Non-ACI Loans and Leases				Table 16
(dollars in thousands)	Bank of Florida	Tygris	Other	Total
Under ASC 310-20
September 30, 2012
UPB or contractual net investment	$44,615	$124,073	$3,380,679	$3,549,367
Less: net purchase discount	14,945	23,674	92,295	130,914
Recorded investment	$29,670	$100,399	$3,288,384	$3,418,453
Recorded investment as a percentage of UPB or contractual net investment	67%	81%	97%	96%
December 31, 2011
UPB or contractual net investment	$58,519	$225,794	$2,067,453	$2,351,766
Less: net purchase discount	16,959	49,708	80,720	147,387
Recorded investment	$41,560	$176,086	$1,986,733	$2,204,379
Recorded investment as a percentage of UPB or contractual net investment	71%	78%	96%	94%
Our non-ACI portfolio for Bank of Florida consists of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. During the nine months ended September 30, 2012, there was not a significant change in the amount of purchase discount in this portfolio as there was normal accretion of the discount (non-credit) and nominal charge-offs for the period. Charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and lease losses.
Our non-ACI portfolio for Tygris consists of leases that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to the Tygris portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the leases as recorded by Tygris prior to acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the three and nine months ended ended September 30, 2012, we recognized $7.3 million and $25.4 million, respectively, in discount accretion through interest income and had charge-offs of $0.1 million and  $0.5 million, respectively.  Similar to the Bank of Florida portfolio, charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and leases losses.
Our remaining non-ACI portfolio includes loans we have strategically acquired over the years. During the three and nine months ended September 30, 2012, we recognized $0.2 million and $10.3 million, respectively, in related premiums, $3.6 million and $9.8 million in discount accretion through interest income, and had no charge-offs, respectively. Additionally, during nine months ended September 30, 2012, we changed our intent with respect to certain mortgage pool buyouts and determined that we will hold these loans into the foreseeable future. We transferred these loans to our held for investment portfolio from held for sale. See" Government Insured Buyouts" in "Analysis of Statements of Condition." We recognized $31.5 million of purchase discount related to the transfer. Similar to the other portfolios, we monitor each pool of loans and leases purchased for the need of an allowance in addition to our acquired purchase discount and record an allowance for losses through provision for loan and lease losses.
Problem Loans and Leases
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due, with the exception of government-insured loans and ACI loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and interest income is recorded as collected.
For purposes of disclosure in the table below, we exclude government-insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans acquired in the Bank of Florida acquisition from non-performing status because we expect to fully collect their new carrying value which reflects significant purchase discounts. If our expectation of reasonably estimable future cash flows deteriorates, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.
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
The following table sets forth the composition of our non-performing assets (NPA), including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets (1)		Table 17
(dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans and leases:
Residential mortgages	$75,355	$81,594
Commercial and commercial real estate	85,306	104,829
Lease financing receivables	2,018	2,385
Home equity lines	4,492	4,251
Consumer and credit card	479	419
Total non-accrual loans and leases	167,650	193,478
Accruing loans 90 days or more past due	1,973	6,673
Total non-performing loans (NPL)	169,623	200,151
Other real estate owned (OREO)	43,612	42,664
Total non-performing assets (NPA)	213,235	242,815
Troubled debt restructurings (TDR) less than 90 days past due	82,030	92,628
Total NPA and TDR (1)	$295,265	$335,443
Total NPA and TDR	$295,265	$335,443
Government-insured 90 days or more past due still accruing	1,684,550	1,570,787
Bank of Florida ACI loans and OREO:
90 days or more past due	117,506	149,743
OREO	18,557	19,456
Total regulatory NPA and TDR	$2,115,878	$2,075,429

Adjusted credit quality ratios excluding government-insured loans and ACI loans: (1)
NPL to total loans	1.49%	2.18%
NPA to total assets	1.29%	1.86%
NPA and TDR to total assets	1.79%	2.57%
Credit quality ratios including government-insured loans and ACI loans:
NPL to total loans	17.32%	20.95%
NPA to total assets	12.32%	15.20%
NPA and TDR to total assets	12.82%	15.91%

(1)
We define non-performing assets, or NPA, as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government-insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans and foreclosed property acquired in the Bank of Florida acquisition because, as of September 30, 2012, we expect to fully collect the carrying value of such loans and foreclosed property.

At September 30, 2012, total non-performing loans (or NPL) were $169.6 million, or 1.5% of total loans, down $30.5 million from $200.2 million, or 2.2% of total loans, at December 31, 2011.
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
In addition to the problem loans described above, as of September 30, 2012, we had special mention loans and leases totaling $72.7 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $13.5 million, or 16%, to $72.7 million at September 30, 2012, from $86.2 million at December 31, 2011. Loans and leases rated as special mention totaled $72.7 million, or 0.6% of the total loan portfolio and 0.7% of the noncovered loan portfolio at September 30, 2012, including $60.6 million acquired from Bank of Florida.

Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 18A
	September 30, 2012			December 31, 2011
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$27,451	$5,175	$32,626	$37,990	$5,464	$43,454
Commercial and commercial real estate	19,702	16,006	35,708	17,684	10,525	28,209
Lease financing receivables	4,431	—	4,431	3,766	—	3,766
Home equity lines	3,525	—	3,525	2,186	—	2,186
Consumer and credit card	179	—	179	150	—	150
Total ALLL	$55,288	$21,181	$76,469	$61,776	$15,989	$77,765
ALLL as a percentage of loans and leases held for investment	0.62%	1.88%	0.76%	1.15%	1.38%	1.19%

Residential mortgages	$6,145,567	$661,832	$6,807,399	$3,943,046	$613,795	$4,556,841
Commercial and commercial real estate	1,847,983	467,511	2,315,494	620,003	545,381	1,165,384
Lease financing receivables	742,332	—	742,332	588,501	—	588,501
Home equity lines	183,692	—	183,692	200,112	—	200,112
Consumer and credit card	7,809	—	7,809	8,443	—	8,443
Total loans and leases held for investment	$8,927,383	$1,129,343	$10,056,726	$5,360,105	$1,159,176	$6,519,281
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $3.6 billion, or 67%, to $8.9 billion at September 30, 2012 from $5.4 billion at December 31, 2011. The growth is primarily attributable to new originations and strategic acquisitions in both residential mortgages and commercial and commercial real estate.
The recorded investment in residential mortgages, excluding ACI loans, increased by $2.2 billion, or 56%, to $6.1 billion at September 30, 2012, from $3.9 billion at December 31, 2011. During the nine months ended September 30, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment. See "Loans Held for Sale" section for additional information regarding the transfer. The ALLL for residential mortgages, excluding ACI loans, decreased by $10.5 million, or 28%, to $27.5 million at September 30, 2012, from $38.0 million at December 31, 2011 as a result of the addition of high performing loans and improving delinquency trends. New originations of $832.2 million in UPB along with the acquisition of $742.4 million of UPB of high credit quality whole loans during the nine months ended September 30, 2012 contributed to the improving trends. Charge-off activity for residential mortgages decreased 40% to $14.7 million for the nine months ended September 30, 2012 from $24.4 million for the nine months ended September 30, 2011. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $1.2 billion, or 198%, to $1.8 billion at September 30, 2012, from $620.0 million at December 31, 2011. The increase is due to the acquisition of the warehouse lending portfolio along with organic growth in our commercial real estate during the nine months ended September 30, 2012. The warehouse lending portfolio is characterized by large revolving lines with current outstanding balances of $823.8 million as of September 30, 2012.
The ALLL for commercial and commercial real estate, excluding ACI loans, increased by 11%, to $19.7 million at September 30, 2012, from $17.7 million at December 31, 2011. The reserve on loans collectively evaluated for impairment increased by 28%, to $14.9 million at September 30, 2012, from $11.7 million at December 31, 2011. The reserves on loans individually evaluated for impairment decreased by 20% to $4.8 million at September 30, 2012, from $6.0 million at December 31, 2011. The outstanding balance of loans individually evaluated for impairment decreased by 28% from December 31, 2011 to September 30, 2012.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 1.1% as of September 30, 2012 compared with 2.9% at December 31, 2011. The decreased coverage ratio is due to improvement in our credit quality of loans along with growth in the portfolio due to new originations and the warehouse lending acquisition. Newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened period may be used which is more reflective of expected future losses. At September 30, 2012, three segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 14, 7 and 6 quarters as compared with 11, 8 and 4 quarters used at December 31, 2011. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate decreased by 61% to $6.6 million for the nine months ended September 30, 2012, from $17.0 million for the nine months ended September 30, 2011. Loan delinquency is one of the leading indicators of credit quality. As of September 30, 2012, 2.0% of the recorded investment in commercial and commercial real estate was past due as compared to 10.6% as of December 31, 2011.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and nine months ended September 30, 2012 and 2011:

Allowance for Loan and Lease Losses Activity				Table 18B
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
ALLL, beginning of period	$77,393	$89,209	$77,765	$93,689
Charge-offs:
Residential mortgages	3,868	9,778	14,701	24,422
Commercial and commercial real estate	2,636	6,058	6,640	16,971
Lease financing receivables	805	1,473	2,903	4,601
Home equity lines	1,215	763	2,807	4,079
Consumer and credit card	61	41	112	181
Total charge-offs	8,585	18,113	27,163	50,254
Recoveries:
Residential mortgages	52	12	357	23
Commercial and commercial real estate	3,023	792	3,602	1,379
Lease financing receivables	159	38	224	51
Home equity lines	52	2	168	13
Consumer and credit card	16	16	45	21
Total recoveries	3,302	860	4,396	1,487
Net charge-offs	5,283	17,253	22,767	48,767
Provision for loan and lease losses	4,359	12,258	21,471	39,292
Other	—	(387)	—	(387)
ALLL, end of period	$76,469	$83,827	$76,469	$83,827
Net charge-offs to average loans held for investment	0.25%	1.03%	0.40%	1.01%
The following table provides an analysis of the ALLL as a percentage of loans and leases held for investment, including ACI loans and leases and excluding ACI loans and leases at September 30, 2012 and December 31, 2011:

Allowance for Loan and Lease Losses Ratios		Table 19
(dollars in thousands)	September 30, 2012	December 31, 2011
ALLL	$76,469	$77,765
Loans and leases held for investment	10,056,726	6,519,281
ALLL as a percentage of loans and leases held for investment	0.76%	1.19%
ALLL excluding ACI	$55,288	$61,776
Loans and leases held for investment excluding ACI	8,927,383	5,360,105
ALLL as a percentage of loans and leases held for investment excluding ACI	0.62%	1.15%
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

As of September 30, 2012, we had 303 active repurchase requests. We have summarized the activity for the three and nine months ended September 30, 2012 and 2011 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 20
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Agency	26	68	107	136
Agency Aggregators / Non-GSE (1)	83	102	247	234
Repurchase requests received	109	170	354	370
Agency	22	33	79	64
Agency Aggregators / Non-GSE (1)	56	36	138	111
Requests successfully defended	78	69	217	175
Agency	16	23	41	40
Agency Aggregators / Non-GSE (1)	25	20	58	59
Loans repurchased, indemnified or made whole	41	43	99	99
Agency	$1,595	$662	$3,778	$2,624
Agency Aggregators / Non-GSE (1)	3,095	2,182	6,573	7,480
Net realized losses on loan repurchases	$4,690	$2,844	$10,351	$10,104
Years of origination of loans repurchased	2004-2011	2001-2010	2000-2011	2001-2010

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.
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

The following is a rollforward of our reserves for repurchase losses for the three and nine months ended September 30, 2012 and 2011:

Reserves for Loans Sold or Securitized				Table 21
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance, beginning of period	$34,000	$33,209	$32,000	$26,798
Provision for new sales/securitizations	(13)	19	677	738
Provision for changes in estimate of existing reserves	1,703	2,617	8,674	15,569
Net realized losses on repurchases	(4,690)	(2,844)	(10,351)	(10,104)
Balance, end of period	$31,000	$33,001	$31,000	$33,001

Quarters of coverage ratio(1)	10		10

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $31.0 million as of September 30, 2012, compared to $33.0 million as of September 30, 2011. The decrease in the liability since September 30, 2011 is primarily due to the continued run-off of losses that were estimated in the prior periods partially offset by the provisoning for new sales and securitizations as well as changes in estimates due to increased information and clarity into the repurchase loan pipeline. We recognized expense of $9.4 million for the nine months ended September 30, 2012 compared to $16.3 million for the first nine months of 2011 due to the stabilization of repurchase requests received as well as stabilization of property values over the last nine months compared to the same period in 2011. The amount of incoming repurchase requests still remained elevated.

Our quarters of coverage ratio showed approximately 10 quarters of coverage given our current reserve levels at September 30, 2012. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of September 30, 2012 would have increased by 79% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of September 30, 2012 would have decreased by 59%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
The sensitivity analysis for the loan repurchase reserve as of September 30, 2012 is as follows:

Sensitivity of Repurchase Reserve					Table 22
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$55,477	$42,477	$31,000	$21,046	$12,690
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
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and nine months ended September 30, 2012 and 2011:

Reserves for Repurchase Obligations for Loans Serviced				Table 23
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance, beginning of period	$27,640	$25,144	$30,364	$30,000
Provision for changes in estimate of existing reserves	3,032	10,122	8,931	12,306
Net realized losses on repurchases	(3,363)	(6,467)	(11,986)	(13,507)
Balance, end of period	$27,309	$28,799	$27,309	$28,799

Quarters of coverage ratio (1)	7		7

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of September 30, 2012 would have increased by 34% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of September 30, 2012 would have decreased by 25%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of September 30, 2012 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 24
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$36,556	$31,906	$27,309	$23,820	$20,383
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 25
(dollars in thousands)	September 30, 2012	December 31, 2011
Noninterest-bearing demand	$1,475,204	$1,234,615
Interest-bearing demand	2,423,689	2,124,306
Market-based money market accounts	427,852	455,204
Savings and money market accounts, excluding market-based	4,311,055	3,759,045
Market-based time	803,463	901,053
Time, excluding market-based	2,374,663	1,791,540
Total deposits	$11,815,926	$10,265,763
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
Total deposits increased by $1.5 billion to $11.8 billion at September 30, 2012 from $10.3 billion at December 31, 2011. During the first nine months of 2012, noninterest-bearing deposits increased by $0.2 billion to $1.5 billion, primarily due to an increase in escrow deposits and our business accounts. Interest-bearing deposits increased by $1.3 billion to $10.3 billion at September 30, 2012 from $9.0 billion at December 31, 2011. This increase in interest-bearing deposits is primarily due to growth in time deposits, savings and money market accounts as we continue our marketing efforts to acquire new depositors.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Our FHLB borrowings increased by $1.1 billion, or 88%, to $2.3 billion at September 30, 2012 from $1.2 billion at December 31, 2011. The increased borrowings were used to fund a portion of the Company's asset growth throughout the year and in preparation of the BPL acquisition.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and nine months ended September 30, 2012 and 2011, respectively.

FHLB Borrowings			Table 26
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Fixed-rate advances:
Average daily balance	$1,647,438	$649,738	$1,392,411	$678,099
Weighted-average interest rate	1.85%	3.58%	1.85%	3.60%
Maximum month-end amount	$2,301,286	$666,314	$2,301,286	$726,325
Convertible advances:
Average daily balance	$18,957	$44,000	$31,029	$44,000
Weighted-average interest rate	4.30%	4.42%	4.41%	4.42%
Maximum month-end amount	$17,000	$44,000	$44,000	$44,000
Overnight advances:
Average daily balance	$136,674	$35,457	$221,182	$14,183
Weighted-average interest rate	0.40%	0.36%	0.39%	0.37%
Maximum month-end amount	$105,500	$75,000	$840,500	$410,000
During July 2012, we entered into commitments for five new fixed rate advances and modified five existing advances from the FHLB in order to support the acquisition of BPL and other strategic priorities.  The new commitments represent a total borrowing of $636.0 million which funded September 28, 2012. The five existing advances were modified to extend the maturities of the advances and represent a remaining principal balance of $250.0 million.
Trust Preferred Securities
Our outstanding trust preferred securities totaled $103.8 million at September 30, 2012 and December 31, 2011.
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
We continued to maintain a strong liquidity position during the third quarter of 2012. Cash and cash equivalents were $1.6 billion, available for sale investment securities were $1.7 billion, and total deposits were $11.8 billion as of September 30, 2012.
As of September 30, 2012, we had a $2.8 billion line of credit with the FHLB, of which $2.3 billion was outstanding. Based on asset size, the maximum potential line available with the FHLB was $4.5 billion at September 30, 2012, assuming eligible collateral to pledge. As of September 30, 2012, we pledged collateral with the FRB that provided $150.1 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At September 30, 2012, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits and federal funds commitments was $1.6 billion and $40.0 million, respectively, with $216.0 million and $0 in outstanding borrowings, respectively.
At September 30, 2012, the principal balance of our repurchase agreements was $504.6 million. We pledge certain investment securities that we own to collateralize repurchase agreements. At September 30, 2012, we had pledged $656.0 million in investment securities related to repurchase agreements. Under the agreements the secured parties are permitted to repledge the collateral.
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
In October 2012, our Board of Directors declared a quarterly cash dividend of $0.02 per common share, payable on November 20, 2012, to stockholders of record as of November 5, 2012.
On August 27, 2012, we converted $48.7 million of cash, which was held in escrow related to our acquisition of Tygris, into 4,032,662 shares of our common stock at a price per share of $12.065. The shares of common stock issued to the purchasers has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold following the release of such shares from the escrow, absent registration or an applicable exemption from registration. The newly issued shares in this transaction will remain in escrow in accordance with the terms of the original escrow agreement. The escrow account was established in connection with the Tygris acquisition to offset potential losses realized in connection with the acquired lease and loan portfolio. The additional capital from the private placement will be used to support future growth in our business and for general corporate purposes.
On November 13, 2012, we will complete the sale of $150.0 million of new preferred equity through the issuance and sale of 6,000,000 depositary shares in an underwritten public offering, each representing a 1/1,000th interest in a share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, at a price of $25.00. We estimate that we will receive net proceeds of $144.4 million from the offering after deducting underwriting discounts, commissions, and offering expenses. Dividends will be paid quarterly in arrears, when, as and if declared, commencing on January 5, 2013. We intend to use the net proceeds of this offering for general corporate purposes, which may include organic growth or the acquisition of businesses or assets that are complementary to our present business and provide attractive risk-adjusted returns.

General Electric Capital Corporation (GECC) Business Property Lending, Inc. (BPL) Acquisition
In June 2012, we entered into a Stock and Asset Purchase Agreement and a Tax Matters Agreement with GECC pursuant to which we agreed to purchase all of the issued and outstanding stock of BPL, a wholly owned subsidiary of GECC. On October 1, 2012, we completed the purchase for approximately $2.4 billion in cash and announced the closing of the transaction. No debt was assumed in the acquisition. The acquisition included approximately $2.3 billion of performing business lending loans selected by us, the origination and servicing platforms and servicing rights relating to $2.9 billion of loans securitized by GECC. We believe this fully integrated, high quality franchise will accelerate our strategic growth plans and will further enhance and diversify our robust, nationwide asset generation capabilities.
Capital Ratios
As a savings and loan holding company, we are not currently subject to specific statutory capital requirements. However, we are required to serve as a source of strength for EverBank and must have the ability to provide financial assistance if EverBank experiences financial distress.
We expect that, as a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III, we will be subject to increasingly stringent regulatory capital requirements.
At September 30, 2012, we exceeded all regulatory capital requirements and are considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 16.1%.
The table below shows regulatory capital and risk-weighted assets for EB at September 30, 2012 and December 31, 2011:

Regulatory Capital (bank level)		Table 27
(dollars in thousands)		September 30, 2012	December 31, 2011
Shareholders’ equity		$1,339,669	$1,070,887
Less:	Goodwill and other intangibles	(16,586)	(17,642)
	Disallowed servicing asset	(33,366)	(38,925)
	Disallowed deferred tax asset	(69,412)	(71,803)
Add:	Accumulated losses on securities and cash flow hedges	103,238	105,682
Tier 1 Capital		1,323,543	1,048,199
Less:	Low-level recourse and residual interests	—	(21,587)
Add:	Allowance for loan and lease losses	76,469	77,765
Total regulatory capital		$1,400,012	$1,104,377
Adjusted total assets		$16,488,067	$13,081,401
Risk-weighted assets		8,701,164	7,043,371
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 28
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2012
Tier 1 capital to adjusted tangible assets	$1,323,543	8.0%	$659,523	4.0%	$824,403	5.0%
Total capital to risk-weighted assets	1,400,012	16.1	696,093	8.0	870,116	10.0
Tier 1 capital to risk-weighted assets	1,323,543	15.2	N/A	N/A	522,070	6.0
December 31, 2011
Tier 1 capital to adjusted tangible assets	$1,048,199	8.0%	$523,256	4.0%	$654,070	5.0%
Total capital to risk-weighted assets	1,104,377	15.7	563,470	8.0	704,337	10.0
Tier 1 capital to risk-weighted assets	1,026,612	14.6	N/A	N/A	422,602	6.0
Regulatory Capital Update
In June 2012, our primary federal regulator, the Office of the Comptroller of the Currency (the “OCC”), published notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to depository institution holding companies and depository institutions, including the Company and EverBank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel III.” The 2012 Capital Proposals include (i) proposed regulations (the “Basel III Proposal”) to implement the Basel Committee's framework for strengthening international capital and liquidity regulation issued in December 2010 and generally known as “Basel III,” and (ii)  proposed regulations (the “Standardized Approach Proposal”) that would replace the existing Basel I-derived general risk based capital rules with a more risk-sensitive based approach. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings for debt and securitization positions from the federal banking agencies' rules. As proposed, the

Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.
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
In addition to the requirements of the Basel III final capital framework, the Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of depository institution holding companies in equal installments between 2013 and 2016, consistent with Section 171 of the Dodd-Frank Act.
With respect to EverBank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, including by (i) introducing a common equity tier 1 capital (CET1) ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well capitalized.
Standardized Approach Proposal
The Standardized Approach Proposal expands upon the initial Basel II standardized approach endeavors from 2008 but with important differences, including mandatory application as opposed to optional application, and in view of the prohibition in Section 939A of the Dodd-Frank Act on the use of credit ratings, replacement of the Basel II standardized approach's heavy reliance on credit ratings with non-ratings-based alternatives. The Standardized Approach Proposal generally deals with risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios.
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
Management believes, as of September 30, 2012, that the Company and EverBank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.
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
Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of net portfolio value, or NPoV which is defined as the present value of assets less the present value of liabilities. NPoV scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The NPoV does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this business hedge historically offsets most, if not all, of the heightened amortization of our MSR portfolio and other identified risks associated with declining interest rate scenarios, these factors fall outside of the NPoV framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.
If NPoV rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the NPoV, no matter what the rate scenario. The table below shows the estimated impact on NPoV of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of September 30, 2012 and December 31, 2011.

Interest Rate Sensitivity	Table 29
(dollars in thousands)	September 30, 2012		December 31, 2011
	NPoV	% of Assets	NPoV	% of Assets
Up 300 basis points	$2,506,938	15.3%	$1,838,181	14.3%
Up 200 basis points	2,377,026	14.3%	1,860,204	14.2%
Up 100 basis points	2,152,194	12.8%	1,830,916	13.7%
Actual	1,862,054	10.9%	1,694,353	12.5%
Down 100 basis points	1,494,367	8.7%	1,564,919	11.5%
The projected exposure of NPoV to changes in interest rates at September 30, 2012 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
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
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to customers seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single-currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of each single-currency certificate of deposit, money market deposit instrument, or foreign exchange contract. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge. For more information, including the notional amount and fair value, of these derivatives, see Note 13 in our condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
See the “Asset and Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Registration Statement on Form S-1 as filed with the SEC on May 2, 2012, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company, filed in April 2011 in the United States District Court for the Western District of Kentucky and now pending on appeal in the United States Court of Appeals for the Sixth Circuit; (2) State of Ohio, ex. reI. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al., filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio and later removed to federal court and subsequently remanded to state court; (3) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et aI., filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (4) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (5) Jackson County,  Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court; (6)  County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in April 2012 in the Circuit Court for the First Judicial Circuit, Union County, Illinois and later removed to federal court; (7)  St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al.,  filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; and (8)  Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois and later removed to federal court. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys’ fees and costs. We believe the plaintiff’s claims are without merit and intend to contest all such claims vigorously.

Arkansas Class Action
In October 2012, a putative class action lawsuit, entitled Martha Smith in her Official Capacity as Circuit Clerk and Recorder of Clark County, Arkansas v. No Trustee On Deed Of Trust, Wilson and Associates, PLLC, EverHome Mortgage Company, et al., was filed in the Circuit Court of Clark County, Arkansas.  The complaint seeks declaratory and injunctive relief seeking to enjoin the defendants from recording documents without paying transfer taxes and affixing documentary stamps to the recorded documents. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Item 1A.   Risk Factors

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. There have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 30, 2012 and for the quarter ended June 30, 2012, as filed with the SEC on August 3, 2012. The Risk Factors set forth the material factors that could affect EverBank Financial Corp's financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the Tygris acquisition, the Tygris stockholders placed $50 million in cash, along with shares of EverBank Florida common stock, in an escrow account to offset potential losses realized in connection with Tygris' lease and loan portfolio over a five-year period following the closing of the acquisition, and to satisfy any indemnification claims that EverBank Florida may have under the acquisition agreement. On August 27, 2012, we agreed to convert $48.7 million of the escrowed cash into 4,032,662 shares of its common stock at a price per share of $12.065. The conversion price was based on the trailing ten day volume weighted average price per share of our common stock through August 27, 2012, as quoted on the NYSE. These sales did not involve a public offering and accordingly were exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act because we did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to a limited number of sophisticated investors, which we believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.
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

EverBank Financial Corp

Date:	November 13, 2012	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2012	/s/ Steven J. Fischer
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

2.3
Amendment to Stock and Asset Purchase Agreement, dated as of October 1, 2012, by and between General Electric Capital Corporation and EverBank (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 1, 2012 and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation of EverBank Financial Corp.**

3.2	Amended and Restated Bylaws of EverBank Financial Corp (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 30, 2012 and incorporated herein by reference)

10.1
Registration Rights Agreement, dated August 27, 2012, by and between EverBank Financial Corp and individuals and entities listed on Schedule I thereto (filed as Exhibit 10.33 to the Company's Form S-1/A filed with the SEC on October 29, 2012 and incorporated herein by reference)

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

101
The following materials from the Company’s 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith