Form 10-K
period 2012-12-31
EverBank Financial Corp
filed 2013-03-15
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
904-281-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value		New York Stock Exchange
Depositary Shares, each representing a 1/1,000th of a share of 6.75% Non-Cumulative Perpetual Preferred Stock, Series A		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $10.87, was approximately $684,480,585. There was no non-voting common equity of the registrant outstanding on that date.
As of March 12, 2013, there were 121,920,955 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the annual meeting of stockholders scheduled to be held on May 23, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2012.

EverBank Financial Corp
Form 10-K

Part I
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in this Annual Report and the following:

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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	concentration of our commercial real estate loan portfolio, particularly, those secured by properties located in Florida;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	compliance with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•	impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act);

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans;

•	risks related to the continuing integration of acquired businesses and any future acquisitions;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to generally accepted accounting principles (GAAP);

•	environmental liabilities with respect to properties that we take title to upon foreclosure; and

•	inability of EverBank, our banking subsidiary, to pay dividends.
Item 1. Business
Overview
EverBank Financial Corp is headquartered in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We provide innovative banking, lending and investing products and services to our clients nationwide through scalable, low-cost distribution channels. We market and distribute our products and services primarily through our integrated online financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and at other business offices throughout the country. These channels are connected by technology-driven, centralized platforms which provide operating leverage throughout our business.

We have a suite of asset origination and fee income businesses that individually generate high quality assets with attractive financial returns and collectively leverage our core deposit franchise and client base. We originate, invest in, sell and service residential mortgage loans, equipment leases, commercial loans and various other consumer loans as market conditions warrant. Our organic origination activities are scalable and significant relative to our balance sheet size and provide us with growth potential. Additionally, our origination, lending and servicing expertise positions us to acquire assets in the capital markets when risk-adjusted returns available through acquisition exceed those available through origination. Our rigorous analytical approach provides capital markets discipline to calibrate our levels of asset origination, retention and acquisition. These activities diversify our earnings, strengthen our balance sheet and provide us with flexibility to better manage risk and capitalize on market opportunities.
Our deposit franchise fosters strong relationships with a large number of financially sophisticated clients and provides us with a stable and flexible source of low, all-in cost funding. We have a demonstrated ability to grow our client deposit base significantly with short lead time by adapting our product offerings and marketing activities rather than incurring the higher fixed operating costs inherent in more branch-intensive banking models. Our extensive offering of deposit products and services includes proprietary features that distinguish us from our competitors and enhance our value proposition to clients. Our products, distribution and marketing strategies allow us to generate deposit growth while maintaining an attractive mix of high-value transaction and savings accounts.
Our significant organic growth has been supplemented by selective acquisitions of portfolios and businesses, including our recent acquisitions of General Electric Capital Corporation's (GECC), Business Property Lending, Inc., or Business Property Lending (BPL), and MetLife Bank's warehouse finance business. Additionally we acquired the banking operations of the Bank of Florida in an FDIC-assisted transaction and Tygris, a commercial finance company, in 2010. We evaluate and pursue financially attractive opportunities to enhance our franchise on an ongoing basis. We have also recently made significant investments in our business infrastructure, management team and operating platforms that we believe will enable us to grow our business efficiently and further capitalize on organic growth and strategic acquisition opportunities.
We reincorporated in the state of Delaware in 2012 in connection with the consummation of our initial public offering (IPO). Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida and our telephone number is (904) 281-6000. Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “EVER.”
Financial Information About our Business Segments
Financial information with respect to our business segments including revenue, operating income or loss and total assets is contained in Note 30 to our consolidated financial statements included in this report.
Mortgage Banking
We generate significant fee income from our mortgage banking activities which consist of originating and servicing one-to-four family residential mortgage loans. Historically, these two businesses have provided counterbalancing earnings in various market conditions and helps achieve economies of scale. Our mortgage banking activities also provide us with the ability to respond quickly to market demands and reposition our investment portfolio to maximize opportunities for our balance sheet.
We originate prime residential mortgage loans using a centrally controlled underwriting, processing and fulfillment infrastructure through consumer direct channels, retail offices, financial centers and financial intermediaries (including community banks, credit unions, mortgage bankers and brokers). Our mortgage origination activities include originating, underwriting, closing, warehousing and selling to investors prime conforming and jumbo residential mortgage loans. We have recently expanded our retail and correspondent distribution channels and emphasized jumbo prime mortgages which we may retain on our balance sheet or sell into the secondary market. These channels and products are strategic to our balance sheet objectives and offer attractive margins. We do not originate subprime loans, negative amortization loans or option adjustable-rate mortgage loans, and these products have never constituted a meaningful portion of our business. From our mortgage origination activities, we earn fee-based income on fees charged to borrowers and other noninterest income from gains on sales of mortgage loans.
We generate mortgage servicing business through the retention of servicing from our origination activities, acquisition of bulk mortgage servicing rights (MSR), whole loan acquisitions, and related servicing activities. Our mortgage servicing business includes collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, responding to client inquiries, counseling delinquent mortgagors, supervising foreclosures and liquidations of foreclosure properties and otherwise administering our mortgage loan servicing portfolio. We earn mortgage servicing fees and other ancillary fees in connection with these activities. We service a diverse portfolio by both product and investor, including agency and private pools of mortgages secured by properties throughout the United States.
We believe that our mortgage banking expertise, knowledge and resources position us to make strategic investment decisions, effectively manage our loan and investment portfolio and capitalize on significant changes currently taking place in the industry. In addition to generating significant fee income, our mortgage banking activities provide us with direct asset acquisition opportunities and serve as a valuable complement to our core deposit activities, including the ability to:

•	invest in high-quality jumbo mortgage loans;

•	purchase, modify and redeliver government-guaranteed loans from securities we service;

•	leverage our mortgage banking expertise and resources to manage our loan portfolio and seek out diverse knowledge that impacts our investment strategies within our portfolio;

•	obtain incremental low-cost funding through the generation of escrow deposits;

•	cross-sell banking and wealth management products to our jumbo residential mortgage loan clients; and

•	provide credit products to our banking and wealth management clients.

Commercial Lending
We have historically originated a variety of commercial loans, including owner-occupied commercial real estate, commercial investment property and mid-sized business commercial loans nationwide. We originate through our Business Property Lending Group, Commercial Real Estate Lending (CREL) Group, Structured Finance Division and our Community Bank, which is the traditional retail commercial banking division of EverBank. We plan to expand origination into assets in markets where we have strong residential lending, deposit and leasing clients.
In October 2012, we closed the acquisition of BPL, including the commercial loan origination and servicing platform, $2.3 billion of performing commercial loans and the rights to service $2.9 billion of loans securitized by GECC from 2003 to 2007. BPL provides commercial loans for essential use properties owned or leased by small and midsize businesses, as well as single and multi-credit tenant lease financing nationwide. The acquisition diversifies our current loan portfolio and enhances our robust asset generation capabilities through a complementary nationwide origination platform. We plan to expand origination of these assets in markets where we have strong residential lending, deposit and leasing clients. BPL focuses on originating loans for essential use business properties to well-capitalized owner-occupants or credit-tenants, which we define as having annual revenues from $20 million to $500 million. These properties are typically general-purpose commercial real estate, including office, industrial, warehouse and medical office facilities.
In addition to BPL, our CREL group, focuses on loan originations collateralized by stabilized income-producing, credit-tenant leased, retail, office, light industrial/flex and multifamily properties nationwide.  Structured Finance originates loans that require additional structure or complexity.
Commercial Finance
Our equipment finance division originates equipment leases and loans nationwide through relationships with over 400 equipment manufacturers, distributors and dealers with large groups of high quality clients. Our equipment leases and loans generally finance essential-use health care, office product, technology, industrial and other types of equipment primarily to small and medium-size lessees and borrowers. Our typical equipment financings range from approximately $10,000 to $5.0 million per transaction, with typical finance terms ranging from 36 to 60 months. We have significantly increased the origination activity within our equipment business since 2010 by expanding within both our served markets as well as expanding into new markets.
In 2011, we also formed an lender finance business that focuses on providing revolving credit facilities primarily to other specialty finance companies. These credit facilities typically have an initial term of three years and range in size from $10.0 million to more than $50.0 million.
Our commercial finance activities provide us with access to approximately 25,000 small business clients nationwide, which creates opportunities to cross-sell our deposit, lending and wealth management products.
Mortgage Warehouse Finance
We entered the warehouse finance business in April 2012 through our acquisition of MetLife Bank’s warehouse finance business, including approximately $351.6 million in assets for a price of approximately $351.1 million. The warehouse business is operated out of locations in New York, New York, Boston, Massachusetts and Jacksonville, Florida.
Our warehouse finance business provides loan financing to mid-sized, high-quality mortgage banking companies across the country. Warehouse loans are short-term revolving facilities, primarily collateralized by agency and government residential loans originated by our clients. Our loan commitment sizes generally range from $20 million to $100 million to mid-sized and larger firms with a proven track record of originating quality mortgages.
Portfolio Management
Our investment analysis capabilities are a core competency of our organization. We supplement our organically originated assets by purchasing loans and securities when those investments have more attractive risk-adjusted returns than those we can originate. We actively monitor and capitalize on market conditions to maximize returns on our assets and evaluate other opportunities to deploy our capital based on our assessment of yield and risk characteristics of our portfolio. Our decisions to originate, hold, acquire, securitize or sell assets are grounded in our rigorous analytical approach to investment analysis and our disciplined approach to balancing risk against performance. Our flexibility to retain originated assets or acquire assets enables us to pursue attractive risk adjusted returns in a variety of market conditions and enhance shareholder value.
Deposit Franchise
Our deposit franchise fosters strong relationships with a large number of financially sophisticated clients and provides a stable, flexible source of low-cost funds.  Our distribution channels, operating platform and marketing strategies are characterized by low operating costs and are designed to enable us to scale the business.  Our unique products, distribution and marketing strategies allow us to generate organic deposit growth, providing flexibility and efficiency in funding asset growth opportunities organically.
Our deposit clients are typically financially sophisticated, self-directed individuals, as well as small and medium-sized businesses.  These clients generally maintain high balances with us with an average deposit balance per household (excluding escrow deposits) of $84,092 as of December 31, 2012, which we believe is more than three times the industry average.
We build and manage our deposit client relationships through an integrated, multi-faceted distribution network including the following channels:

•	Consumer Direct. Consumer direct channel includes Internet, email, telephone and mobile device access to products and services.

•
Financial Centers.  We have a network of high-volume financial centers in key Florida metropolitan areas, including the Jacksonville, Naples, Ft. Myers, Miami, Ft. Lauderdale, Tampa Bay and Clearwater markets with average deposits per branch of $173.8 million as of December 31, 2012.

•	Financial Intermediaries. We offer deposit products nationwide through relationships with financial advisory firms representing over 2,400 independent financial professionals.
Wealth Management
We provide comprehensive financial advisory, planning, brokerage, trust and other wealth management services to our mass-affluent and high net worth clients through our registered broker dealer and registered investment adviser subsidiaries. Wealth management is a long-term strategic initiative that we expect will be a significant focus for us in the foreseeable future, although we do not expect this initiative to materially affect our near-term revenue generation or earnings.
Capital Raising Initiatives
During 2012, we raised additional growth capital of $391.5 million through three equity issuances. These capital raising initiatives helped accelerate our growth as evidenced in the acquisition of BPL and continued organic growth in our core businesses. These capital raises have us well positioned to execute on our strategic objectives in the future.
On May 8, 2012, we completed our initial public offering with the issuance and sale of 22,103,000 shares of our common stock, at a price to the public of $10.00 per share. We received net proceeds of $198.5 million from the offering after deducting underwriting discounts, commissions and offering expenses.
In August 2012, we converted $48.7 million of cash held in escrow into 4,032,662 shares of our common stock at a price per share of $12.065. The private placement was with certain of our stockholders, all of whom were former shareholders of Tygris. The cash had been held in escrow to satisfy certain indemnification and other obligations related to our acquisition of Tygris. The newly issued shares in the transaction remain in escrow in accordance with the terms of the original escrow agreement.
On November 13, 2012, we completed an underwritten public offering of $150.0 million of preferred equity through the issuance and sale of 6,000,000 depositary shares, each representing a 1/1,000th interest in a share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) at a price of $25.00 per depositary share. We received net proceeds of $144.3 million from the offering after deducting underwriting discounts, commissions, and offering expenses.
Competition
We face substantial competition in all areas of our operations from various competitors including Internet banks and national, regional and community banks within the markets we serve. We also compete with many other types of financial institutions, such as savings and loan institutions, credit unions, mortgage companies, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.
Competition for deposit products is generally based on pricing because of the ease with which clients can transfer deposits from one institution to another. Our multi-channel deposit strategy has lower fixed operating costs than traditional models because we do not incur the expenses associated with primarily operating through a traditional branch network. In order to generate deposits, we pass a portion of these cost savings to our clients through competitive interest rates and fees. In addition to price competition, we also seek to increase our deposit market share through product differentiation by offering deposit products that provide investment capabilities such as our WorldCurrency®, MarketSafe® and EverBank Metals Selectsm deposit products.
Competition for loans is also often driven by interest rates, loan origination and related fees and services. Because of our lower cost structure relative to our competition, we are often able to offer borrowers more favorable interest rates than may be available from other lenders. In addition, because we originate assets to hold on our balance sheet as well as sell in the secondary markets, we seek to attract borrowers by offering loan products such as jumbo residential mortgage loans that may not be available from other lenders.
In addition to price competition and product differentiation, we also compete based on the accessibility of our product offerings through our multiple distribution channels. Finally, we seek to distinguish our products and services from other banks through the quality of our online offerings and website and mobile functionality.
Supervision and Regulation
Government Regulation
We and EverBank are subject to comprehensive supervision and regulation that affect virtually all aspects of our operations. This supervision and regulation is designed primarily to protect depositors and the Deposit Insurance Fund (DIF), administered by the Federal Deposit Insurance Corporation (FDIC), and the banking system as a whole, and generally is not intended for the protection of stockholders. The following summarizes certain of the more important statutory and regulatory provisions applicable to us. See also the discussion under “Risk Factors-Regulatory and Legal Risk Factors.”
Recent Regulatory Developments
Mortgage servicing “horizontal review.” A “horizontal review” of the residential mortgage foreclosure operations of fourteen mortgage servicers, including EverBank, by the federal banking agencies resulted in formal enforcement actions against all of the banks subject to the horizontal review. On April 13, 2011, we and EverBank each entered into a consent order with the Office of Thrift Supervision (OTS), with respect to EverBank's mortgage foreclosure practices and our oversight of those practices. The consent orders require, among other things, that we establish a new compliance program for our mortgage servicing and foreclosure operations and that we ensure that we have dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. We are also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies related to our foreclosure practices and to provide remediation as appropriate. We are working to fulfill the requirements of the consent orders. In response to the consent orders, we have established an oversight committee to monitor the implementation of the actions required by the consent orders. Furthermore, we have enhanced and updated several policies, procedures, processes and controls to help ensure the mitigation of the findings of the consent orders, and submitted them to the Board of Governors of the Federal Reserve (FRB). and the Office of the Comptroller of the Currency (OCC), the applicable successors to the OTS, for review. In addition, we have enhanced our third-party vendor management system and our compliance program, hired additional personnel and retained an independent firm to conduct foreclosure reviews.
In January 2013, thirteen mortgage servicing companies that were subject to similar enforcement actions reached an agreement in principle with the OCC and the FRB to terminate the independent foreclosure review requirements of the enforcement actions. As a result of this agreement, the participating servicers would cease their respective independent foreclosure reviews and instead make payments to borrowers within a framework established in the settlement agreement. For mortgage servicing companies like EverBank that did not enter into the settlement, the independent foreclosure review process will continue. We may be subject to civil monetary penalties with respect to the consent orders, but the federal banking agencies have not indicated what the amount of any such penalties would be. At this time, we do not know whether any other requirements or remedies or penalties may be imposed on us as a result of the horizontal review.
In addition to the horizontal review, other government agencies, including state attorneys general and the U.S. Department of Justice, investigated various mortgage related practices of certain servicers, some of which practices were also the subject of the horizontal review. The U.S. Department of Justice and state attorneys general recently contacted certain other institutions subject to foreclosure-related consent orders with the banking regulators regarding a settlement.
Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including a fundamental restructuring of the supervisory regime applicable to thrifts and thrift holding companies, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Oversight Council, the FRB, the OCC and the FDIC.
Many of the requirements called for in the Dodd-Frank Act will be implemented over time. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies through regulations, the full extent of the impact such requirements will have on our operations continues to be unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.
Change in Thrift Supervisory Structure. The Dodd-Frank Act, among other things, as of July 21, 2011, transferred the functions and personnel of the OTS among the OCC, FDIC and FRB. As a result, the OTS no longer supervises or regulates savings associations or savings and loan holding companies. The Dodd-Frank Act preserves the federal thrift charter; however, supervision of federal thrifts, such as EverBank, has been transferred to the OCC. Most significantly for us, the Dodd-Frank Act has transferred the supervision of thrift holding companies, such as us, to the FRB while taking a number of steps to align the regulation of thrift holding companies to that of bank holding companies. The FRB is in the process of taking steps to implement changes mandated by the Dodd-Frank Act, including requiring a thrift holding company to serve as a source of strength for its subsidiary depository institutions, requiring thrift holding companies to satisfy supervisory standards applicable to financial holding companies (e.g., “well capitalized” and “well managed” status) and, for most thrift holding companies, to elect to be treated as a financial holding company, in order to conduct those activities permissible for a financial holding company, and generally authorizing the FRB to promulgate capital requirements for thrift holding companies (for example, under the so-called “Collins Amendment”). As a result of this change in supervision and related requirements, we also will generally be subject to new and potentially heightened examination and reporting requirements. The Dodd-Frank Act also provides various agencies with the authority to assess additional supervisory fees.
Creation of New Governmental Agencies. The Dodd-Frank Act creates various new governmental agencies such as the Oversight Council and the Consumer Financial Protection Bureau (CFPB), an independent agency housed within the FRB. The CFPB has a broad mandate to issue regulations, examine compliance and take enforcement action under the federal consumer financial laws, including with respect to EverBank. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
Limitation on Federal Preemption. The Dodd-Frank Act may reduce the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, has the ability to make preemption determinations where certain conditions are met, the new limitations placed on preemption determinations have the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks. While some uncertainty remains as to how the OCC will address preemption determinations going forward, on July 20, 2011, the OCC issued a final rule implementing certain Dodd-Frank Act preemption provisions. Among other things, the rule states that federal thrifts, such as EverBank, are subject to the same laws, legal standards and OCC regulations regarding the preemption of state law as national banks. In promulgating the rule, the OCC stated that its prior preemption determinations and regulations remain valid. As a result, we expect EverBank should have the benefit of those determinations and regulations.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts. Most significantly, the new standards prohibit us from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities (ABS) that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
Annual Company-Run Stress Tests. On June 16, 2011, the FRB, OCC and FDIC issued proposed guidance on stress testing that is applicable to all institutions supervised by the agencies with more than $10 billion in total consolidated assets. This guidance, which was finalized on May 14, 2012, outlines four high-level principles for stress testing practices that should be a part of a banking organization's stress-testing framework as part of its risk management practices. Specifically, the guidance calls for the framework to (1) include activities and exercises that are tailored to and sufficiently capture the banking organization's exposures, activities and risks; (2) employ multiple conceptually sound stress testing activities and approaches; (3) be forward-looking and flexible; and (4) be clear, actionable, well-supported, and used in the decision-making process.
We are also subject to new stress testing requirements that implement provisions of the Dodd-Frank Act requiring financial companies with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the FRB, and publish a summary of certain aspects of the results. Under the rules, we and EverBank will be required to conduct stress tests must using certain scenarios that the FRB will publish by November 15 of each year and using financial statement data as of September 30, 2013. We will be required to report the results to the OCC and the FRB by March 31, 2014. In addition, the rules will require us to publicly disclose a summary of certain aspects of the stress test results between June 15 and June 30, 2014 with respect to the stress test conducted in the fall of 2013. This process will be repeated in each subsequent year.
Stress testing requirements will include baseline, adverse, and severely adverse economic and financial scenarios to assess potential impacts on our consolidated earnings, losses and capital over a nine quarter planning horizon. According to regulatory standards, a summary of the results of certain aspects of this stress analysis (initially, only under the severely adverse scenario) will be released publicly and will contain company specific information and results. It is anticipated that our capital ratios reflected in the stress test calculation will be an important factor considered by our regulators in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.
Basel III. While we were historically required by the OTS to have a prudential level of capital to support our risk profile, the OTS did not subject thrift holding companies, such as us, to consolidated regulatory capital requirements. The Dodd-Frank Act will subject us to new capital requirements that are not less stringent than such requirements generally applicable to insured depository institutions, such as EverBank, or quantitatively lower than such requirements in effect for insured depository institutions as of July 21, 2010. The current risk-based capital guidelines that apply to EverBank are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. The agreement is supported by the U.S. federal banking agencies and the final text of the Basel III rules was released by the Basel Committee on Banking Supervision on December 16, 2010.
On June 7, 2012, the federal banking agencies approved three joint notices of proposed rulemaking (NPRs), that, taken together, would both implement Basel III's capital framework (but not its liquidity framework, which the agencies are expected to address at a later date) for U.S. banking institutions and substantially revise the agencies' Basel I-based general risk-based capital guidelines (referred to in the NPRs as the “standardized approach”) to make them more risk sensitive. The proposed regulations were to take effect January 1, 2013 and to be fully phased in by January 1, 2019. On November 9, 2012, however, the federal banking agencies announced that the implementation of the proposed rules would be delayed and did not provide a specific timeframe for their implementation.
The following items provide a brief description of the relevant provisions of Basel III, as they would be implemented by the NPRs, and their potential impact on our capital levels if applied to us and EverBank.
New Risk Weightings under Standardized Approach. The components of the NPRs related to the standardized approach would amend the agencies' Basel I risk-based capital guidelines and replace the risk-weighting categories currently used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive. The new risk-weights for the standardized approach range from 0% to 600% as compared to the risk-weights of 0% to 100% in the agencies' existing Basel I risk-based capital guidelines. Higher risk weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on over-the-counter (OTC) derivatives. Compared with Basel I, the risk-weighting changes likely to be most significant for us will be the revisions to the risk-weighting for residential mortgages.
New Minimum Capital Requirements. As implemented by the NPRs, Basel III would be expected to have the following effects on the minimum capital levels of banking institutions to which it applies when fully phased in:

•
Minimum Common Equity. The NPRs introduce a new minimum common equity tier 1 capital to total risk-weighted assets ratio of 4.5%, which will ultimately increase to 7.0 (4.5% attributable to the minimum required common equity ratio plus 2.5% attributable to the “capital conservation buffer”).

•
Minimum Tier 1 Capital. The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, will increase from 4.0% to 6.0%. Total Tier 1 capital will rise to 8.5% (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer, as discussed below).

•	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement will ultimately increase to 10.5% including the capital conservation buffer).
Capital Conservation Buffer. An initial capital conservation buffer of 0.625% above the regulatory minimum common equity requirement will gradually be increased to 2.5%. The buffer will be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.
Regulatory Deductions from Common Equity. The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions, MSR, and deferred tax assets from timing differences, would be deducted from common equity Tier 1 capital to the extent that individually the asset category exceeds 10% of common equity Tier 1 capital or, in the aggregate, 15% of common equity Tier 1 capital. These proposed rules would limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios. MSR currently comprise a significant portion of our regulatory capital. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase out over a 10-year period.
While uncertainty exists in the final form of the U.S. rules implementing the Basel III framework and the timing of implementation, based on preliminary assessments of the proposed framework we believe we and EverBank will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period, and on a fully phased-in basis.
JOBS Act. On April 5, 2012, the Jumpstart Our Business Start-ups (JOBS) Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. To the extent we do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
The Company
We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (HOLA). As such, we are registered as a savings and loan holding company and are subject to those regulations applicable to a savings and loan holding company. As noted above, as of July 21, 2011, the functions and personnel of the OTS were transferred among the OCC, FDIC and FRB. We now are subject to examinations, supervision and reporting requirements by the FRB, and the FRB currently has enforcement authority over us. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank. Similarly, EverBank is now subject to OCC supervision for purposes of safety and soundness supervision and examination and CFPB for purposes of consumer financial regulatory compliance. See “—Recent Regulatory Developments—Change in Thrift Supervisory Structure” above.
Currently, HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from, for example:

•	acquiring another savings institution or its holding company without prior written approval of the FRB;

•
acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or

•	acquiring or retaining control of a depository institution that is not insured by the FDIC.
In evaluating an application by a holding company to acquire a savings institution, the FRB must consider, among other factors, the financial and managerial resources and future prospects of the company and savings institution involved, the convenience and needs of the community and competitive factors.
As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that EverBank continues to satisfy the Qualified Thrift Lender (QTL), test. See “—Regulation of Federal Savings Banks—QTL Test” below for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, subject to the prior approval of the FRB, and to other activities authorized by regulation.
Transactions between EverBank, including any of EverBank’s subsidiaries, and us or any of EverBank’s affiliates, are subject to various conditions and limitations. See “—Regulation of Federal Savings Banks—Transactions with Related Parties” below. EverBank must seek approval from the FRB prior to any declaration of the payment of any dividends or other capital distributions to us. See “—Regulation of Federal Savings Banks—Limitation on Capital Distributions” below.
EverBank
EverBank is a federal savings association and, as such, is subject to extensive regulation, examination and supervision. Prior to July 21, 2011, EverBank’s primary regulator was the OTS. As noted above, as of July 21, 2011, supervision of EverBank as a federal thrift was transferred to the OCC. See “—Recent Regulatory Developments—Change in Thrift Supervisory Structure” above. EverBank also is subject to backup examination and supervision authority by the FDIC, as its deposit insurer. In addition, EverBank is subject to regulation and supervision by the CFPB with regard to federal consumer financial laws.
EverBank’s deposit accounts are insured up to applicable limits by the DIF, which is administered by the FDIC. EverBank must file reports with its federal regulators concerning its activities and financial condition. Additionally, EverBank must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OCC and the FDIC are responsible for conducting periodic examinations to assess EverBank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the DIF and depositors. The OCC and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the federal banking regulators or U.S. Congress, could have a material adverse impact on us, EverBank and our operations.
The following discussion is intended to be a summary of the material banking statutes and regulations currently applicable to EverBank. The following discussion does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to EverBank. The following discussion must be considered in light of the description of “Risk Factors” associated with the Dodd-Frank Act.
Regulation of Federal Savings Banks
Business Activities. EverBank derives its lending and investment powers from HOLA and the regulations thereunder, which have been assumed and will now be enforced by the OCC. Under these laws and regulations, EverBank currently may invest in:

•	mortgage loans secured by residential and commercial real estate;

•	commercial and consumer loans;

•	certain types of debt securities; and

•	certain other assets.
EverBank may also establish service corporations to engage in activities not otherwise permissible for EverBank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by EverBank to meet certain rating criteria and that limit EverBank’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2012, EverBank’s limit on loans to one borrower was approximately $229.5 million and $153.0 million, for the 15% limitation and 10% limitation, respectively. At December 31, 2012, EverBank’s largest aggregate amount of loans to a single borrower was $100.0 million, with three separate borrowers each having total loans in this amount. At December 31, 2012, each of these three lending relationships were with clients of our mortgage warehouse finance area. All three of these loan relationships were performing in accordance with the terms of their loan agreements as of December 31, 2012.
The Dodd-Frank Act expands the scope of the loans-to-one-borrower restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
QTL Test. HOLA requires a savings bank to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every 12 months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2012, EverBank maintained approximately 80.6% of its portfolio assets in qualified thrift investments. EverBank had also satisfied the QTL test in each of the twelve months prior to December 31, 2012 and, therefore, was a QTL.
The Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a qualified thrift lender to pay dividends. Specifically, the thrift is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift and specifically approved by the OCC and the FRB. In addition, violations of the QTL test now are treated as violations of HOLA subject to remedial enforcement action.
Capital Requirements. Federal banking regulations currently require savings banks to meet three minimum capital standards:

•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement;

•	for savings banks assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

•
for savings banks assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings bank; and

•	a risk-based capital requirement for savings banks to have capital in an amount equal to at least 8% of risk-weighted assets.
In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by capital regulations. The OCC monitors the risk management of individual institutions. The OCC may impose a higher individual minimum capital requirement on institutions that it believes exhibit a higher degree of risk.
There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings banks that are applicable to EverBank. However, as noted above and below, the FRB is required and expected to issue final regulations implementing regulatory capital requirements applicable to thrift holding companies.
At December 31, 2012, EverBank exceeded all applicable regulatory capital requirements.
These standards will change as a result of the Dodd-Frank Act, and in particular as a result of the Collins Amendment and the NPRs implementing Basel III and the revised “standardized approach” to Basel I capital guidelines as described above. As noted above, the Collins Amendment requires that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. As a result, we and EverBank will be subject to the same capital requirements, and must include the same components in regulatory capital. One impact of the Collins Amendment is to prohibit bank and thrift holding companies from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have used in the past as a tool for raising additional Tier 1 capital and otherwise improving our regulatory capital ratios. Although we are permitted to continue to include portions of our existing trust preferred securities as Tier 1 capital until such capital treatment is fully phased-out in 2022, the prohibition on the use of new issuances of these securities as Tier 1 capital going forward may limit our ability to raise capital in the future.
Limitation on Capital Distributions. Federal banking regulations currently impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.
We are a legal entity separate and distinct from EverBank, and the OCC regulates all capital distributions by EverBank directly or indirectly to us, including dividend payments. For example, EverBank currently must file an application to receive the approval of the OCC for a proposed capital distribution if the total amount of all of EverBank’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds EverBank’s net income for that year-to-date period plus EverBank’s retained net income for the preceding two years. In the event EverBank is not required under applicable banking regulations to file an application with the OCC, EverBank must file a prior notice of the dividend with the FRB, with a copy to the OCC, because EverBank is a subsidiary of EverBank Financial Corp, a savings and loan holding company.
EverBank may not pay us dividends if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EverBank that it is in need of more than normal supervision. Under the Federal Deposit Insurance Act (FDIA), an insured depository institution such as EverBank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EverBank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
Additionally, as noted above, the Dodd-Frank Act imposes additional restrictions on the ability of any thrift that fails to become or remain a qualified thrift lender to pay dividends.
Liquidity. EverBank is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with federal banking regulations.
Assessments. The OTS historically charged assessments to recover the costs of examining savings banks and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings banks and their affiliates. These assessments were based on three components: size of the savings bank, the savings bank’s supervisory condition, and the complexity of the savings bank’s operations. These assessments were paid semi-annually on January 31 and July 31.
Under the Dodd-Frank Act, starting July 21, 2011, the authority to collect assessments from federal savings banks is transferred to the OCC. The Dodd-Frank Act provides that, in establishing the amount of an assessment, the OCC may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate. The OCC issued a final rule implementing this authority, effective July 21, 2011. Under the final rule, the assessments charged to federal savings banks by the OCC will be based on the same assessment schedule as is used for national banks. Under the OCC’s assessment regulation, assessments are due on March 31 and September 30 of each year. The semiannual assessment is based on an institution’s asset size and is calculated using a table and formula set forth in the OCC’s regulations. The OCC sets the specific rates each year. The OCC applies a condition-based surcharge to the semiannual assessment for institutions with a composite rating of 3, 4 or 5. The condition surcharge is determined by multiplying the general semiannual assessment by 1.5, in the case of any institution that receives a composite rating of 3, and 2.0 in the case of any institution that receives a composite rating of 4 or 5. The condition surcharge is assessed against, and limited to, the first $20 billion of the institution’s book assets. As a result of these changes, the assessment for federal savings banks occurred on September 30, 2011, rather than July 31, 2011. For the first two assessment cycles after July 21, 2011, the OCC based assessments for federal savings banks, including EverBank, on the lesser of the amounts that would be assessed under the OCC’s assessment regulation and the former OTS assessment structure. After the March 2012 assessment, federal savings banks will be assessed using the same method as national banks under the OCC’s assessment regulation.
EverBank's OCC assessment expense for the year ended December 31, 2012 was $2.0 million. EverBank's combined OTS and OCC assessment expense for the year ended December 31, 2011 was $2.1 million.
As noted above, the Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.
Branching. Subject to certain limitations, HOLA and regulations thereunder permit federally chartered savings banks to establish branches in any state or territory of the United States.
Transactions with Related Parties. EverBank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, (FRA), and Regulation W of the FRB, as those provisions are made applicable to federal savings banks by regulation. The applicable regulations for savings banks regarding transactions with affiliates generally conform to the requirements of Regulation W, which is applicable to national banks and state-chartered member banks. In general, an affiliate of a savings bank is any company that controls, is controlled by, or is under common control with, the savings bank, other than the savings bank’s subsidiaries. For instance, we are deemed an affiliate of EverBank under these regulations.
Generally, Section 23A limits the extent to which a savings bank may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of the savings bank’s capital stock and surplus.
Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings bank, as those prevailing at the time for transactions with or involving non-affiliates. Additionally, under the applicable regulations, a savings bank is prohibited from:

•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and

•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.
The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the FRB to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to federal thrifts, the requirement for the OCC, FDIC and FRB to coordinate with one another.
The Dodd-Frank Act generally expands restrictions on extensions of credit to insiders to include, for example, credit exposure arising from derivatives transactions, and imposes certain restrictions on the purchase of assets from insiders.
Tying Arrangements. EverBank is prohibited, subject to certain exceptions, from making loans or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a client obtain some additional service from an affiliate or not obtain services from one of our competitors.
Enforcement. Under the FDIA, the OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any stockholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings bank or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. Additionally, the FRB has similar enforcement authority with regard to savings and loan holding companies and their institution-affiliated parties.
Examination. The Company and EverBank are subject to periodic safety and soundness examinations by the FRB and the OCC, respectively, and EverBank is subject to periodic examination by the CFPB for purposes of compliance with federal consumer financial laws. A savings institution must demonstrate its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management may be considered in the scope and intensity of examinations of the institution.
Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the federal bank regulatory agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, or the Guidelines. The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. Currently, if the OCC determines that a federal savings bank fails to meet any standard established by the Guidelines, then the OCC may require the federal savings bank to submit to the OCC an acceptable plan to achieve compliance. If the federal savings bank fails to comply, the OCC may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
Prompt Corrective Regulatory Action. Under the Prompt Corrective Action regulations applicable to federal thrifts, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized federal savings banks, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a federal savings bank’s capital deteriorates. Federal savings banks are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Generally, a federal savings bank is categorized as “well capitalized” if:

•	its total risk-based capital is at least 10%;

•	its Tier 1 risk-based capital is at least 6%;

•	its leverage ratio is at least 5% of its adjusted total assets; and

•
it is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OCC (or, prior to July 21, 2011, the OTS), or certain regulations, to meet or maintain a specific capital level for any capital measure.

The OCC categorized EverBank as “well capitalized” following its last examination. At December 31, 2012, EverBank exceeded all regulatory capital requirements and was considered to be “well capitalized” with a Tier 1 leverage ratio of 8.0%, a total risk-based capital ratio of 13.5%, and a Tier 1 risk-based capital ratio of 12.8%. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in the event that asset quality deteriorates.
As part of the NPRs issued in connection with implementation of Basel III, the federal banking agencies have proposed introducing a new common equity tier 1 capital to risk-weighted assets requirement, with the requirement for well-capitalized status set at 6.5% and increasing the Tier 1 risk-based capital requirements, with the requirement for well-capitalized status increased to 8%.
Insurance Activities. EverBank is generally permitted to engage in certain insurance activities through its subsidiaries. Federal banking regulations implemented pursuant to the Gramm-Leach-Bliley Act of 1999 (GLB Act), prohibit, among other things, depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity clients.
Incentive Compensation Arrangements. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. We and EverBank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Federal Home Loan Bank System. EverBank is a member of the Federal Home Loan Bank of Atlanta (FHLB), which is one of the 12 regional Federal Home Loan Banks comprising the Federal Home Loan Bank system. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
As a member of the FHLB, EverBank is required to acquire and hold shares of capital stock in the FHLB. EverBank was in compliance with this requirement with an investment in FHLB stock of $155.9 million and $96.4 million as of December 31, 2012 and December 31, 2011, respectively. EverBank’s capital stock in FHLB includes $145.1 million purchased during 2012. The FHLB repurchased $85.5 million in 2012 and $31.8 million in 2011.
For the year ended December 31, 2012, the FHLB paid dividends of $1.8 million on the capital stock held by EverBank. During the year ended December 31, 2011, the FHLB paid dividends of approximately $0.7 million on the capital stock held by EverBank.
Federal Reserve System. EverBank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. Currently, federal savings banks must maintain reserves against transaction accounts (primarily negotiable order of withdrawal and regular interest and noninterest-bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. EverBank is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.
Deposit Insurance
EverBank is a member of the FDIC, and its deposits are insured through the DIF up to the amount permitted by law. EverBank is thus subject to FDIC deposit insurance premium assessments. The Dodd-Frank Act and FDIC regulations have significantly changed the way assessments are determined. Effective April 1, 2011, the FDIC made the following changes to the FDIC deposit insurance regulations:

•
The assessment base upon which insurance assessments are based was changed from domestic deposits (with some adjustments) to average consolidated total assets less the average tangible equity of the insured depository institution.

•
The FDIC changed the method used to calculate the assessment rate for large depository institutions, including EverBank. Previously, the FDIC assigned the institution to one of four risk categories based primarily on supervisory risk ratings and certain financial ratios. Now, assessment rates for large depository institutions, such as EverBank, will be calculated using a “scorecard” that combines the supervisory risk ratings of the institution with certain forward-looking financial measures.

•
The assessment rates now are subject to adjustments based upon the insured depository institution’s ratio of (1) long-term unsecured debt to the new assessment base, (2) long-term unsecured debt issued by another insured depository institution to the new assessment base, and (3) brokered deposits to the new assessment base. However, the adjustments based on brokered deposits to the new assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2.

•	The FDIC may make additional discretionary assessment rate adjustments.
The Dodd-Frank Act also makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.
The FDIC also collects a deposit-based assessment from insured depository institutions on behalf of The Financing Corporation.

The funds from these assessments are used to service debt issued by The Financing Corporation in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The Financing Corporation annualized assessment rate is set quarterly and in the fourth quarter of 2012 was $0.0064 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
Other Statutes and Regulations
The Company and EverBank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important include:
Bank Secrecy Act of 1970—Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program; and testing of the program by an independent audit function. The Company and EverBank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and client identification in their dealings with foreign financial institutions and foreign clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications. The regulatory authorities have imposed “cease and desist” orders and civil monetary penalties against institutions found to be violating these obligations.
Community Reinvestment Act. EverBank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (CRA), and related regulations. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges the federal banking regulators, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution’s record of fulfilling its obligations under the CRA. The federal banking regulators assign an institution a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory agency’s assessment of the institution’s record is made available to the public. EverBank received a “satisfactory” rating following its most recent CRA examination.
Privacy and Data Security. The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the OCC, to prescribe standards for the security of consumer information. EverBank is subject to such standards, as well as standards for notifying clients in the event of a security breach. Under federal law, EverBank must disclose its privacy policy to consumers, permit clients to opt out of having nonpublic client information disclosed to third parties in certain circumstances, and allow clients to opt out of receiving marketing solicitations based on information about the client received from another subsidiary. States may adopt more extensive privacy protections. EverBank is similarly required to have an information security program to safeguard the confidentiality and security of client information and to ensure proper disposal. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused.
Consumer Regulation. Activities of EverBank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:

•	limit the interest and other charges collected or contracted for by EverBank, including new rules respecting the terms of credit cards and of debit card overdrafts;

•	govern EverBank’s disclosures of credit terms to consumer borrowers;

•	require EverBank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit EverBank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	govern the manner in which EverBank may collect consumer debts; and

•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
New rules on credit card interest rates, fees, and other terms took effect on February 22, 2010, as directed by the Credit Card Accountability, Responsibility and Disclosure (CARD) Act. Among the new requirements are (1) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (2) a ban on interest rate increases in the first year; (3) an opt-in for over-the-limit charges; (4) caps on high fee cards; (5) greater limits on the issuance of cards to persons below the age of 21; (6) new rules on monthly statements and payment due dates and the crediting of payments; and (7) the application of new rates only to new charges and of payments to higher rate charges.
New rules regarding overdraft charges for debit card and automatic teller machine (ATM), transactions took effect on July 1, 2010. These rules eliminated automatic overdraft protection arrangements that had been in common use, instead requiring banks to notify and obtain the consent of clients before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the automatic programs expired on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments.
As a result of the turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. If made final, any or all of these proposals could have a negative effect on the financial performance of EverBank’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that EverBank can originate and sell into the secondary market and impairing EverBank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.
The deposit operations of EverBank are also subject to laws and regulations that:

•	require EverBank to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on EverBank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and

•
govern automatic deposits to and withdrawals from deposit accounts with EverBank and the rights and liabilities of clients who use ATMs, and other electronic banking services. As described above, beginning in July 2010, new rules took effect that limit EverBank’s ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions.

As noted above, EverBank will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the potentially significant rollback of federal preemption of state laws in the area.
Commercial Real Estate Lending. Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. Regulators have issued guidance with respect to the risks posed by commercial real estate lending concentrations. Commercial real estate loans generally include land development, construction loans and loans secured by multifamily property and non-farm, non-residential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital; or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Employees
As of December 31, 2012, we had over 3,700 employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
Website Access
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.EverBank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Code of Business Conduct and Ethics are available on our website at www.EverBank.com. Printed copies of this information may be obtained, without charge, by written request to Investor Relations at 501 Riverside Avenue, Jacksonville, FL 32202.
Item 1A. Risk Factors
Risks Related to Our Business
General business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recession that began in 2007 or we experience worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could hinder the U.S. economic recovery. Financial markets remain concerned about the ability of certain European countries to finance and service their debt. The default by any one of these countries on their debt payments could lead to weaker economic conditions in the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities, or GSEs. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. Actions by the FHLB, or the FRB, may reduce our borrowing capacity. Additionally, we may not be able to attract deposits at competitive rates. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity or result in increased funding costs. Furthermore, we invest in several asset classes, including significant investments in MSR, which may be less liquid in certain markets. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of our balance sheet to asset classes that are less liquid.
Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, clients move funds out of bank deposits and into alternative investments, such as the stock market, that are perceived as providing superior expected returns. Furthermore, an inability to increase our deposit base at all or at attractive rates would impede our ability to fund our continued growth, which could have an adverse effect on our business, results of operations and financial condition.
Our ability to raise funds through deposits or borrowings could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
Although we consider our sources of funds adequate for our liquidity needs, we may be compelled to seek additional sources of financing in the future. We may be required to seek additional regulatory capital through capital raising at terms that may be very dilutive to existing common stockholders. Likewise, we may need to incur additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. Any borrowings, if sought, may not be available to us or, if available, may not be on favorable terms.
Our financial results are significantly affected in a number of ways by changes in interest rates, which may make our results volatile from quarter to quarter.
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
We recorded a $63.5 million impairment charge related to MSR for the year ended December 31, 2012. In addition, mortgage loans held for sale for which an active secondary market and readily available market prices exist and other interests we hold related to residential loan sales and securitizations are carried at fair value. The value of these assets may be negatively affected by changes in interest rates. We may not correctly or adequately hedge this risk, and even if we do hedge the risk with derivatives and other instruments, we may still incur significant losses from changes in the value of these assets or from changes in the value of the hedging instruments.
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
The real estate market in the United States since late 2007 has been characterized by high delinquency rates and price deterioration. Despite historically low interest rates and signs of a recovering real estate market, higher credit standards, weak employment, slow economic growth and an overall de-leveraging in the residential and commercial sectors have perpetuated these trends. We maintain an allowance for loan and lease losses (ALLL), which is a reserve established through a provision for loan and lease loss expense that represents management’s best estimate of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s judgment with respect to:

•	continuing evaluation of specific credit risks;

•	loan loss experience;

•	current loan and lease portfolio quality;

•	present economic, political and regulatory conditions;

•	industry concentrations; and

•	other unidentified losses inherent in the current loan portfolio.
The determination of the appropriate level of the allowance for loan and lease losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors both within and outside of our control, may require an increase in the allowance for loan and lease losses.
In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any adjustments made to the ALLL resulting from regulatory review would still result in an adjustment to the ALLL in accordance with GAAP. If charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.
Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, residential mortgage-backed securities and on MSR.
The U.S. Government, through the FRB, Federal Housing Administration (FHA), and the FDIC, has initiated a number of loss mitigation programs designed to afford relief to homeowners facing foreclosure and to assist borrowers whose home value is less than the principal on their mortgage, including the Home Affordable Modification Program (HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (H4H) Program, which allows certain distressed borrowers to refinance their mortgages into FHA, insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinancing Program (HARP), which makes it easier for borrowers with little or no equity to refinance at lower interest rates. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our portfolio of mortgage-backed securities (MBS), and on the value of our MSR. Our MSR is valued based on a number of factors, including assumptions about borrower repayment rates and costs of servicing. If the interest rate on a mortgage is adjusted, or if a borrower is permitted to refinance at a lower rate, or the costs of servicing or costs of foreclosures increase, the value of our MSR with respect to that mortgage can decrease, which, in turn, may reduce earnings in the period in which the decrease occurs. In addition, increases in servicing costs from changes to our foreclosure and other servicing practices, including resulting from the consent orders, adversely affects the fair value of our MSR.
Our gain on sale of loans could decrease in future periods if refinancing activity declines.
In recent periods we have seen elevated residential mortgage refinancing activity primarily due to government programs such as HAMP and HARP. In addition as a result of qualitative easing and other governmental policies, mortgage rates, as indicated by the Base Mortgage Rate, have declined in recent quarters. We believe this decline will extend refinancing activity into future periods, which could result in a continuation of elevated mortgage refinancing activity. In addition, we have experienced heightened demand for mortgage loans by investors in the secondary market as a result of the favorable risk adjusted yield on mortgage assets relative to other investments. This expanded secondary market activity has resulted in attractive resale opportunities which have resulted in an increase in our gain on sale of loans during the year ended December 31, 2012.
We do not believe that this low interest rate environment coupled with the continued elevated activity in the secondary market will continue indefinitely. Presently the FRB has stated that it intends to maintain its current policies in the near term. However, in a rising interest rate environment, we would expect that refinancing volumes would decline, which could cause our originations of mortgage loans held for sale to decrease.
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans and a high percentage of these loans are secured by properties located in Florida.
At December 31, 2012, our commercial real estate loans, net of discounts, were $3.4 billion, or approximately 27% of our total loan portfolio, net of allowances. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure to pay on time by our borrowers would adversely affect our results of operations and cash flows.
As a result of our 2010 acquisition of the banking operations of Bank of Florida in an FDIC-assisted transaction, we have increased our exposure to risks related to economic conditions in Florida. Unlike our residential mortgage loan portfolio, which is more geographically diverse, approximately 20% of our commercial real estate loans as of December 31, 2012, were secured by properties located in Florida. Florida has experienced a deeper recession and more dramatic economic slowdown than other states and the decline in real estate values in Florida has been significantly higher than the national average. Our concentration of commercial loans in this state subjects us to risk that a downturn in the local economy could result in increases in delinquencies and foreclosures or losses on these loans. In addition, the occurrence of natural disasters in Florida, such as hurricanes, or man-made disasters, such as the BP oil spill in the Gulf of Mexico, could result in a decline in the value or destruction of our mortgaged properties and an increase in the risk of delinquencies or foreclosures. These factors could have a material adverse effect on our business, financial position, results of operations and cash flows.
We may become subject to additional risks as a result of our recent acquisition of Business Property Lending from GECC.
Our recent acquisition of Business Property Lending from GECC could expose us to commercial lending in new markets where we have little commercial experience, which could result in losses that would affect our financial results. Prior to our acquisition of Business Property Lending, most of the commercial loans we have originated have been in the state of Florida. In connection with the acquisition, we acquired a nationwide portfolio of commercial loans, along with a platform to generate such loans. If we do not maintain strong underwriting standards as we have in the past, we may suffer losses if these loans fail to perform.

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
Continued or worsening conditions in the real estate market and higher than normal deliquency and default rates on loans have other adverse consequences for our mortgage banking business, including:

•
cash flows and capital resources are reduced, as we are required to make cash advances to meet contractual obligations to investors, process foreclosures, maintain, repair and market foreclosed properties;

•	mortgage service fee revenues decline because we recognize these revenues only upon collection;

•	net interest income may decline and interest expense may increase due to lower average cash and capital balances and higher capital funding requirements;

•	mortgage and loan servicing costs rise;

•	an inability to sell our MSR in the capital markets due to reduced liquidity;

•	amortization and impairment charges on our MSR increase; and

•	realized and unrealized losses on and declines in the liquidity of securities held in our investment portfolio that are collateralized by mortgage obligations
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
We experienced increased levels of repurchase demands beginning in 2010, which has led to material increases in our loan repurchase reserves and we may need to increase such reserves in the future, which would adversely affect net income. As of December 31, 2012, 2011 and 2010 our loan repurchase reserve for loans that we sold or securitized was $27.0 million, $32.0 million and $26.8 million, respectively, representing a 16% decrease during 2012 and a 19% increase during 2011.
In addition, we also service residential mortgage loans where a GSE is the owner of the underlying mortgage loan asset. Prior to late 2009, we had not historically experienced a significant amount of repurchases related to the servicing of mortgage loans as we were indemnified by the seller of the servicing rights but due to the failures of several of our counterparties, we have since experienced losses related to the repurchase of loans from GSEs and subsequent disposal or payment demands from the GSEs. As of December 31, 2012, 2011 and 2010 our reserve for servicing repurchase losses was $26.0 million, $30.4 million and $30.0 million, respectively, representing a 14% decrease during 2012 and a 1% increase during 2011.
Recent foreclosure-related litigation may also present risks to us. A recent court decision in the Southern District of New York, related to residential mortgage-backed security, or RMBS, repurchase claims, could result in increased litigation.  The plaintiff in the case sought to establish breaches of representations and warranties in large RMBS loan pools using small loan samples rather than proving a breach of every loan in the loan pool in order to exercise their repurchase right.  The court ruled in favor of the plaintiff and concluded that relying on a small sample of loans is permissible, which indicates that loan pool repurchase claims may become more plaintiff-friendly and easier to prove and could increase our exposure to repurchase-related claims.
If future repurchase demands remain at heightened levels or increase further or the severity of the repurchase requests increases, or our success at appealing repurchase or other requests differs from past experience, we may need to further increase our loan repurchase reserves, and increased repurchase obligations could adversely affect our financial position and results of operations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans Subject to Representations and Warranties.”
Our concentration of mass-affluent clients and so-called “jumbo” mortgages in our residential mortgage portfolio makes us particularly vulnerable to a downturn in high-end real estate values and economic factors disproportionately affecting affluent consumers of financial services.
The Federal Housing Administration, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” loans, which may not exceed certain principal amount thresholds. As of December 31, 2012, approximately 48% of our residential mortgage loans held for investment was comprised of so-called “jumbo” loans based on the current threshold of $417,000 in most states, and 91% of the carrying value of our securities portfolio was comprised of residential nonagency investment securities, substantially all of which are backed by jumbo loans. Jumbo loans have principal balances exceeding the thresholds of the agencies described above, and tend to be less liquid than conforming loans, which may make it more difficult for us to rapidly rebalance our portfolio and risk profile than is the case for financial institutions with higher concentrations of conforming loan assets. Due to macroeconomic conditions, jumbo mortgage loans have, in recent periods, experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than conforming mortgage loans. In such event, liquidity in the capital markets for such assets could be diminished and we could be faced with increased losses and an inability to dispose of such assets.

Hedging strategies that we use to manage our mortgage pipeline may be ineffective to mitigate the risk of changes in interest rates.
We typically use derivatives and other instruments to hedge a portion of our mortgage banking interest rate risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates, London Interbank Offered Rate (LIBOR), or Eurodollars that may not perfectly correlate with the value or income being hedged. Our mortgage pipeline consists of our commitments to purchase mortgage loans, or interest rate locks, and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the client locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements, selling forward Fannie Mae or Freddie Mac MBS or using other derivative instruments to hedge loan commitments and to create fair value hedges against the funded loan portfolios. We generally do not hedge all of the interest rate risk on our mortgage portfolio and have not historically hedged the risk of changes in the fair value of our MSR resulting from changes in interest rates. To the extent we fail to appropriately reduce our exposure to interest rate changes, our financial results may be adversely affected.
We could recognize realized and unrealized losses on securities held in our securities portfolio, particularly if economic and market conditions deteriorate.
As of December 31, 2012, the fair value of our securities portfolio was approximately $1.8 billion, of which approximately 91% was comprised of residential nonagency investment securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. Any of these factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
In addition, in connection with the acquisition of Tygris, we acquired a portfolio of equipment leases with a fair value of $538.1 million, or 67% of the original book value of the leases at the date of acquisition. We acquired Tygris through a stock-for-stock merger with one of our subsidiaries in which 29,913,030 shares of our common stock were issued to the former Tygris stockholders. Of such shares, 9,470,010, along with $50 million in cash, were placed in an escrow account at closing to offset potential losses realized in connection with the original book value of the Tygris’ lease and loan portfolio over a five-year period following the closing, and to satisfy any indemnification claims that we may have under the acquisition agreement. Although we purchased these leases at a discount, they were not subjected to our credit standards. The non-impaired leases we acquired may become impaired and the impaired leases may suffer further deterioration in value, resulting in additional charge-offs to this portfolio.
As of December 31, 2012, total net charge-offs incurred with respect to the original book value of the portfolio since the closing of the acquisition have totaled $81.7 million. Because of the significant discounts recognized with respect to the population, including the expected credit discounts, EverBank has not incurred additional losses on this portfolio in excess of those expected at the time of the acquisition. As of December 31, 2012, the remaining carrying value of the acquired portfolio was $75.2 million. We currently do not expect to receive any funds from escrow related to the acquired loans and leases based on our current expectations of cash flows. Fluctuations in national, regional and local economic conditions may increase the level of charge-offs that we make to our lease portfolio, and, consequently, reduce our net income. We are not protected for all losses and any charge-off or related losses that we experience will negatively impact our results of operations.
We may become subject to a number of risks if we elect to pursue acquisitions and may not be able to acquire and integrate acquisition targets successfully if we choose to do so.
As we have done in the past, we may pursue acquisitions as part of our growth strategy. We may consider acquisitions of loans or securities portfolios, lending or leasing firms, commercial and small business lenders, residential lenders, direct banks, banks or bank branches, wealth and investment management firms, securities brokerage firms, specialty finance or other financial services-related companies. We expect that competition for suitable acquisition targets may be significant. Additionally, we must generally receive federal regulatory approval before we can acquire an institution or business. Such regulatory approval may be denied or, if granted, could be subject to conditions that materially affect the terms of the acquisition or our ability to capture some of the opportunities presented by the acquisition. We may not be able to successfully identify and acquire suitable acquisition targets on terms and conditions we consider to be acceptable.
Even if suitable candidates are identified and we succeed in consummating these transactions, acquisitions involve risks that may adversely affect our market value and profitability. These risks include, among other things: credit risk associated with acquired loans and investments; retaining, attracting and integrating personnel; loss of clients; reputational risks; difficulties in integrating or operating acquired businesses or assets; and potential disruption of our ongoing business operations and diversion of management’s attention. Through our acquisitions we may also assume unknown or undisclosed liabilities, fail to properly assess known contingent liabilities or assume businesses with internal control deficiencies. While in most of our transactions we seek to mitigate these risks through, among other things, adequate due diligence and indemnification provisions, we cannot be certain that the due diligence we have conducted is adequate or that the indemnification provisions and other risk mitigants we put in place will be sufficient.
Certain of our stockholders have director nomination rights through which they may influence the actions taken by us, and their interests may not align with our interests or the interests of our other stockholders.
Pursuant to an agreement between us and Arena Capital Investment Fund, L.P., or Arena, and Lovett Miller Venture Fund II, Limited Partnership and Lovett Miller Venture Fund III, Limited Partnership, or together, Lovett Miller, Arena has the right to designate a representative to be included in management’s slate of nominees recommended to our stockholders for election as a member of our Board of Directors and each of Arena and Lovett Miller have the right to appoint an observer who is permitted to attend meetings of our Board of Directors. In addition, pursuant to an agreement between us and Sageview Partners L.P., (Sageview), Sageview has the right to designate a representative to be included in management’s slate of nominees recommended to stockholders of the Company for election as a member of our Board of Directors and has the right to appoint an observer who is permitted to attend meetings of our Board of Directors.
These director nomination rights and observer rights will generally survive for each of Arena, Lovett Miller and Sageview, respectively, so long as such stockholder continues to own a specified percentage of the Company’s common stock. As of December 31, 2012, Arena held 4,442,715 shares of our common stock, or 3.67%, Lovett Miller owns 842,546 shares of our common stock, or 0.70%, and Sageview owns 12,912,230 shares of our common stock, or 10.67%. As a result of their significant holdings of our common stock, and, in the case of Arena and Sageview, their rights to designate members of our Board of Directors, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our other stockholders’ best interests.
We may issue additional shares of Series A Preferred Stock, a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
We have issued one series of preferred stock, the Series A Preferred Stock. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
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
Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our client information inaccurate. These events may obstruct our ability to provide services and process transactions. While we are in compliance with all applicable privacy and data security laws, an incident could put our client confidential information at risk.
Although we have not experienced a cyber incident which has been successful in compromising our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of cyber threats.
A breach in the security of any of our information systems, or other cyber incident, could have an adverse impact on, among other things, our revenue, ability to attract and maintain clients and business reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection, or related to remediation. Furthermore our clients could blame us and terminate their account with us for a cyber incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.
Our business may be impaired if a third party infringes on our intellectual property rights.
Our business depends heavily upon intellectual property that we have developed or will develop in the future. Monitoring infringement of intellectual property rights is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. In the past, we have had to engage in enforcement actions to protect our domain names from theft, including administrative proceedings. We may in the future be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights. Intellectual property theft on the Internet is relatively widespread, and individuals anywhere in the world can purchase infringing domains or use our service marks on their pay-per-click sites to draw clients for competitors while exploiting our service marks. To the extent that we are unable to rapidly locate and stop an infringement, our intellectual property assets may become devalued and our brand may be tarnished. Third parties may also challenge, invalidate or circumvent our intellectual property rights and protections, registrations and licenses. Intellectual property litigation is expensive, and the outcome of an action could negatively impact our business, brand and profitability.
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
Financial services institutions are interrelated as a result of trading, clearing, custody, counterparty or other relationships. At various times, we may have significant exposure to a relatively small group of counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Losses suffered through such increased credit risk exposure could have a material adverse effect on our financial condition, results of operations and cash flows.
We face increased risks with respect to our WorldCurrency® and other market-based deposit products.
As of December 31, 2012, we had outstanding market-based deposits of $1.2 billion, representing approximately 9% of our total deposits, the significant majority of which are WorldCurrency® deposits. Many of our WorldCurrency® depositors have chosen that family of products in order to diversify their portfolios with respect to foreign currencies. Appreciation of the U.S. dollar relative to foreign currencies, political and economic disruptions in foreign markets or significant changes in commodity prices or securities indices could significantly reduce the demand for our WorldCurrency® and other market-based products as well as a devaluation of these deposit balances, which could have a material adverse effect on our liquidity and results of operations. In addition, although we routinely use derivatives to offset changes to our deposit obligations due to fluctuations in currency exchange rates, commodity prices or securities indices to which these products are linked, these derivatives may not be effective. To the extent that these derivatives do not offset changes to our deposit obligations, our financial results may be adversely affected.
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
In addition, many of our competitors have significantly more physical branch locations than we do, which may be an important factor to potential clients. Because we offer our services over the Internet, we compete nationally for clients against financial institutions ranging from small community banks to the largest international financial institutions. Many of our competitors continue to have access to greater financial resources than we have, which allows them to invest in technological improvements. Failure to successfully keep pace with technological change affecting the financial services industry could place us at a competitive disadvantage.
Our historical growth rate and performance may not be indicative of our future growth or financial results.
Our historical growth must be viewed in the context of the recent opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in unprecedented asset acquisition opportunities. When evaluating our historical growth and prospects for future growth, it is also important to consider that while our business philosophy has remained relatively constant over time, our mix of business, distribution channels and areas of focus have changed frequently and dramatically over the last several years. Historically, we have entered and exited lines of business to adapt to changing market conditions and perceived opportunities, and may continue to do so in future periods.
In recent fiscal periods, we have completed several significant transactions, including the acquisitions of MetLife Bank’s warehouse finance business and Business Property Lending from GECC in 2012, Tygris and Bank of Florida in 2010, the acquisition of a number of residential mortgage loan and securities portfolios in 2008 and 2009 and the divestiture of our reverse mortgage operations in 2008. These transactions, along with equity capital infusions, have significantly expanded our asset and capital base, product mix and distribution channels. We also benefited from significant purchase price discounts from certain of these transactions, which are highly accretive to our earnings and which may not be available in the future. Over the longer-term, we expect margins on loans to revert to longer-term historical levels.
We have historically generated a significant amount of fee income through the origination and servicing of residential mortgage loans. Fundamental changes in bank regulations and the mortgage industry, weak economic conditions and the historically low interest rate environment that has characterized the last several fiscal quarters make it difficult to predict our future results or draw meaningful comparisons between our historical results and our results in future fiscal periods. We materially increased our investments in residential MSR from 2008 through the first quarter of 2010. During that time, we also significantly increased our investments in nonagency residential collateralized mortgage obligation securities (CMOs). Due to concentration limits we adopted pursuant to new regulatory constraints and possible future regulatory guidance, our concentration in such asset classes has been reduced. We may not be able to achieve similar performance from alternative asset classes in the future.
We may not be able to sustain our historical rate of growth or grow our business at all. Because of the ongoing uncertainty in the general economy and with respect to the effectiveness of recent governmental intervention in the credit markets and mortgage lending industry, as well as increased delinquencies, it will be difficult for us to replicate our historical earnings growth as we continue to expand. We have benefited from the ongoing low interest rate environment, which has provided us with high net interest margins which we use to grow our business. Higher rates would compress our margins and may impact our ability to grow. Consequently, our historical results of operations will not necessarily be indicative of our future operations.
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
The FDIC’s agreement to bear 80% of qualifying losses in excess of $385.6 million on single family residential loans for ten years and all other loans for five years is a significant advantage for us and a feature of the Bank of Florida acquisition without which we would not have entered into the transaction. Our agreement with the FDIC requires that we receive FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss sharing arrangement.
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

We are an emerging growth company within the meaning of the Securities Act of 1933, as amended (Securities Act), and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an “emerging growth company” as defined in the Securities Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional level of review of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important. Further, we are eligible to delay adoption of new or revised accounting standards applicable to public companies and we intend to take advantage of the benefits of this extended transition period. To the extent we choose to do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.
Regulatory and Legal Risks
We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF and the overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that EverBank can pay to us, restrict the ability of institutions to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets, and, to the extent that we participate in any programs established or to be established by the U.S. Treasury or by the federal bank regulatory agencies, there will be additional and changing requirements and conditions imposed on us. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities.

We and EverBank have entered into a consent order with the OTS, and failure to comply with the requirements of the consent order could have a negative impact on us and/or EverBank.
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
In January 2013, thirteen mortgage servicing companies that were subject to similar enforcement actions reached an agreement in principle with the OCC and the FRB to terminate the independent foreclosure review requirements of the enforcement actions. As a result of this agreement, the participating servicers would cease their respective independent foreclosure reviews and instead make payments to borrowers within a framework established in the settlement agreement. For mortgage servicing companies like us and EverBank that did not enter into the settlement, the independent foreclosure review process will continue. We may be subject to civil monetary penalties with respect to the consent order, but the federal banking agencies have not indicated what the amount of any such penalties would be.
Mortgage servicing practices have also been the subject of a settlement agreement among the U.S. Department of Justice, the Department of Housing and Urban Development, 50 state attorneys general, and certain major mortgage servicers.
The OTS, the OCC and other government agencies, including state attorneys general and the U.S. Department of Justice, investigated various mortgage related practices of certain servicers, some of which practices were also the subject of the horizontal review. In March 2012, the U.S. Department of Justice, the Department of Housing and Urban Development and 50 state attorneys general entered into separate consent judgments with five major mortgage servicers with respect to these matters. In total, the five mortgage servicers agreed to $25 billion in borrower restitution assistance and refinancing. Monetary sanctions imposed by the federal banking agencies as a consequence of the horizontal review are being held in abeyance, subject to provision of borrower assistance and remediation under the consent judgments. Certain other institutions subject to the consent decrees with the banking regulators announced in April 2011 have been contacted by the U.S. Department of Justice and state attorneys general regarding a settlement. If an investigation of EverBank were to occur, it could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), other enforcement actions or additional litigation, and could result in significant legal costs in responding to governmental investigations and additional litigation. Any other requirements or remedies or penalties that may be imposed on us as a result of the horizontal review or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our securities.
We anticipate that costs associated with foreclosures will remain high and may adversely affect us.
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
Governmental and other actions relating to recording mortgages in the name of Mortgage Electronic Registration Systems, Inc. (MERS) may have adverse consequences on us.
Mortgage notes, assignments or other documents are often required to be maintained and are often necessary to enforce mortgages loans. There has been significant public commentary regarding the industry practice of recording mortgages in the name of MERS, as nominee on behalf of the note holder, and whether securitization trusts own the loans purported to be conveyed to them and have valid liens securing those loans. We currently use the MERS system for a substantial portion of the residential mortgage loans that we originate, including loans that have been sold to investors. A component of the consent orders described above requires significant changes in the manner in which we service loans identifying MERS as the mortgagee. Additionally, certain local and state governments have commenced legal actions against MERS and certain MERS members, questioning the validity of the MERS model. Other challenges have also been made to the process for transferring mortgage loans to securitization trusts, asserting that having a mortgagee of record that is different than the holder of the mortgage note could ‘break the chain of title’ and cloud the ownership of the loan. If certain required documents are missing or defective, or if the use of MERS is found not to be valid, we could be obligated to cure certain defects or in some circumstances be subject to additional costs and expenses in servicing mortgages. Our use of MERS as nominee for mortgages may also create reputational and other risks for us.
We are subject to extensive regulation and supervision and possible enforcement actions.
We and EverBank are subject to comprehensive supervision and regulation that affect virtually all aspects of our operations, and a significant amount of discretion is vested in the various regulatory authorities. This supervision and regulation is designed primarily to protect depositors and the DIF administered by the FDIC, and the banking system as a whole, and generally is not intended for the protection of stockholders. This regulation and supervision affects most aspects of our business, including lending practices, capital structure, dividend policy, and growth. The Dodd-Frank Act, enacted in July 2010, instituted major regulatory, supervisory, and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes in the thrift supervisory structure;

•	changes to regulatory capital requirements;

•	creation of new governmental agencies with authority over our operations including the CFPB;

•	limitation on federal preemption; and

•	changes to mortgage loan origination and risk retention practices.
For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation.”
Other changes to statutes, regulations, or regulatory policies or supervisory guidance, including changes in their interpretation or implementation, may affect us in substantial ways that we cannot predict. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies, or guidance could result in sanctions by regulatory agencies, including civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operation.
In addition, in August 2012 the CFPB proposed new rules that would require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
The short-term and long-term impact of the new Basel III capital standards as implemented by the pending new capital rules is uncertain.
On June 7, 2012, the U.S. banking agencies approved three joint notices of proposed rulemaking that, taken together, will both implement Basel III’s capital framework for U.S. banking institutions and substantially revise the agencies’ Basel I-based general risk-based capital guidelines to make them more risk sensitive. These proposed rules would limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios. MSR currently comprise a significant portion of our regulatory capital. At December 31, 2012, our net MSR totaled $375.9 million. For a more detailed description of Basel III and these proposed rules, see “Regulation and Supervision.” In the event these capital guidelines would limit our ability to include certain assets in our regulatory capital, we may be required to raise additional capital at less attractive terms. Our operating results and return on equity could be affected by such changes to our capital requirements.
Unfavorable results from ongoing stress tests conducted by us may adversely affect our ability to retain clients or compete for new business opportunities.
According to final rules from the FRB and OCC, beginning with data as of September 30, 2013, we and EverBank will be required to publish a summary of the results of annual company-run stress tests by June of the following year. This process will begin in 2013 and will repeat in each subsequent year. Published summary results will be required to include certain measures that evaluate our ability to absorb losses in severely adverse economic and financial conditions. Although the stress tests are not meant to assess our current condition, and even if we remain strong, stable and well capitalized, we cannot predict our clients’ potential misinterpretation of, and adverse reaction to, the published summary of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain clients or to effectively compete for new business opportunities. The inability to attract and retain clients or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
Additionally, our regulators may require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current shareholders. Any such capital raises, if required, may also be dilutive to our existing shareholders.
We are highly dependent upon programs administered by government agencies or government-sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae, to generate liquidity in connection with our conforming mortgage loans. Any changes in existing U.S. government or government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations and cash flows.
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
In the course of our activities, we may foreclose and take title to residential and commercial properties and become subject to environmental liabilities with respect to those properties. The laws and regulations related to environmental contamination often impose liability without regard to responsibility for the contamination. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease or sublease over 913,000 square feet of office, operations and retail space in 74 locations in 19 states. We also sublease out to third parties approximately 63,000 square feet of our leased space. We own one financial center in Naples, Florida.
Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida 32202. At this location we lease approximately 47,500 square feet under a lease that expires on June 30, 2017. We occupy one of our four Jacksonville financial centers at this location, occupying approximately 3,300 square feet under a separate lease that expires on June 30, 2017. We also occupy approximately 27,200 square feet of additional office space at this location, approximately 5,500 square feet of which is under a sublease that expires on September 30, 2013, approximately 13,300 square feet of which is under a sublease which expires on April 30, 2014, approximately 2,800 square feet of which is under a sublease that expires on December 31, 2013, and approximately 5,700 square feet of which is under a lease that expires on May 31, 2016.
In addition to our headquarters, we conduct a majority of our mortgage operations and all of our mortgage servicing activities in Jacksonville, Florida.
We conduct the banking functions associated with our consumer direct channel in St. Louis, Missouri, our deposit operations are in Islandia, New York, our commercial finance activities are in Parsippany, New Jersey and our commercial lending activities out of Redmond, Washington and St. Louis, Missouri.
We evaluate our facilities to identify possible under-utilization and to determine the need for functional improvement and relocations. We believe that the facilities we lease are in good condition and are adequate to meet our current operational needs.
Item 3. Legal Proceedings
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
EverBank is currently subject to the following legal proceedings:
Vathana Class Action
In April 2009, a putative class action entitled Vathana v. EverBank was filed in the Superior Court of Santa Clara County, California, against EverBank on behalf of all persons who invested in certain EverBank foreign currency certificates of deposit between April 24, 2005 and April 24, 2009, whose certificates of deposit were closed by EverBank and who were allegedly improperly paid the value of the account. In May 2009, EverBank removed the case to the United States District Court for the Northern District of California. The complaint alleges, among other things, that EverBank breached its contract with its customers by invoking the force majeure provision when closing certain foreign currency certificates of deposit, and that at the time of account closing, utilizing an improper conversion rate. On March 15, 2010, a class was certified for purchasers of a WorldCurrency® Certificate of Deposit denominated in Icelandic Krona which matured between October 8 and December 31, 2008. On October 14, 2010, the plaintiff filed a motion for partial summary judgment on the issue of whether EverBank breached its contract with the plaintiff by (1) failing to deliver Icelandic Krona when EverBank closed the plaintiff's Icelandic Krona certificates of deposit and (2) using commercially unreasonable conversion rates when converting from Icelandic Krona to U.S. Dollars. EverBank filed its reply and cross-motion for summary judgment on November 22, 2010. A hearing on all pending motions occurred on January 6, 2011. The plaintiff is seeking unspecified general and special damages for himself and all class members, along with costs and interest, and such other relief as the court deems proper.
On April 13, 2011, the court issued an order denying the plaintiff's motion for summary judgment and denying in part and granting in part EverBank's motion for summary judgment. The court agreed with EverBank that it did not breach the agreement as to the conversion rate paid to its customers. However, the court found it premature to establish that, based on the rulings as to the appropriateness of the closure rate, there is no other plausible damages theory. The court found that the plaintiffs could argue there is another date at which the measurement of damages is appropriate. On October 31, 2011 the parties served cross motions for summary judgment on whether EverBank breached its contract with the plaintiff by (1) failing to properly terminate the CD accounts and (2) improperly relying on the force majeure clause to close accounts. Plaintiff also argued that the closure of the Krona CDs constituted an amendment to the Terms and Conditions that required 30 days notice under the Truth in Savings Act. On March 9, 2012, the Court entered an Order Granting Defendants Motion for Summary Judgment, finding that EverBank was permitted to close the customers Icelandic Krona CDs without notice to avoid losses to the customers or the bank. On September 7, 2012, Plaintiff filed a brief appealing the lower court's granting of summary judgment in favor of EverBank. On October 9, 2012, EverBank filed its responsive brief and on November 9, 2012 Plaintiff's reply brief was filed and the parties await oral argument before the Ninth Circuit Court of Appeals, which has not yet been scheduled. We continue to believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Arkansas Class Action
In October 2012, a putative class action lawsuit, entitled Martha Smith in her Official Capacity as Circuit Clerk and Recorder of Clark County, Arkansas v. No Trustee On Deed Of Trust, Wilson and Associates, PLLC, EverHome Mortgage Company, et al., was filed in the Circuit Court of Clark County, Arkansas. The complaint seeks declaratory and injunctive relief seeking to enjoin the defendants from recording documents without paying transfer taxes and affixing documentary stamps to the recorded documents. EverBank removed the case to federal court on November 7, 2012. On November 12, 2012, Plaintiff filed a motion to remand the proceeding back to state court and on December 3, 2012 EverBank filed its response in opposition. EverBank and other defendants filed a motion to dismiss on December 17, 2012. Plaintiff has filed a response in opposition to the motion to dismiss and the parties are currently awaiting a ruling from the court. We continue to believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Bock Litigation
In April 2011, a complaint alleging patent infringement, entitled Joao Bock Transportation System, Inc. v. USAmeribank, EverBank, et al. was filed in the United States District Court for the Middle District of Florida. The plaintiff alleges it is the owner of a patent and that defendants, including EverBank, have infringed on such patent by activities associated with online banking and account management services. The plaintiff is seeking damages to compensate the plaintiff for the alleged infringement, costs and attorneys' fees and permanent injunctive relief. EverBank filed an answer on September 16, 2011. EverBank is currently participating in discovery. Trial has been set in the matter for September 3, 2013. Pursuant to the agreement under which EverBank licenses the patent in question, EverBank is indemnified against all losses related to claims for patent infringement.
Figueroa Class Action
In July 2010, a putative class action entitled Figueroa vs. MERSCORP, Inc., Law Offices of David J. Stern, P.A., and David J. Stern, individually, was filed in the United States District Court, Southern District of Florida. In August 2010, an amended complaint was filed adding other defendants including EverHome Mortgage Company and other shareholders in MERS. The proposed class consists of individuals who owned Florida real property which was encumbered by a mortgage listing MERS as mortgagee, who lost title to the property when an adverse final judgment was entered in a foreclosure action in which the plaintiff was represented by defendant Law Offices of David J. Stern, P.A., and where the foreclosure actions were filed in the name of plaintiffs which allegedly were not the real parties in interest. The amended complaint alleges, among other things, that the MERS and Stern defendants engaged in a pattern of racketeering by sending fraudulent assignments and foreclosure pleadings through the mail and by bringing the foreclosure actions in the name of MERS, which was not the real party in interest, for the purpose of defrauding borrowers of their money and property. In addition, the amended complaint alleges that the MERS shareholder defendants were complicit in the actions of the MERS and Stern defendants by entering into Agreements for Signing Authority to which the MERS and Stern defendants were also parties. The plaintiffs do not estimate actual damages or the size of the class, but state that the measure of damages is the average amount of the accelerated loan amounts alleged to have been demanded from the class members by the MERS and Stern defendants, plus costs, attorneys' fees, and such additional relief as the court or jury deems proper. EverHome Mortgage Company filed a joint motion to dismiss with all defendants on December 2, 2010. On January 31, 2011, the court issued an order dismissing the case with prejudice. Plaintiffs filed a Notice of Appeal and other administrative documents with the court on February 28, 2011. Defendants filed a response to the brief on June 7, 2011. On May 11, 2012 the appellate court affirmed the lower court's dismissal of the complaint. On July 3, 2012, Plaintiff filed a motion indicating that he intends to petition for Writ of Certiorari with the United States Supreme Court and defendants filed an opposition. Plaintiff failed to file a writ of certiorari within the required time frame and the case concluded prior to the end of the fourth quarter of 2012.
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in April 2011 in the United States District Court for the Western District of Kentucky and now pending on appeal in the United States Court of Appeals for the Sixth Circuit; (2) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (3) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (4) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (5) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; (6) Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al. filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois and later removed to federal court; and (7) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court and subsequently removed to the U.S. District Court for the District of Oregon. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously. EverBank was previously subject to two additional lawsuits: (1) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court, and (2) County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the Circuit

Court for the First Judicial Circuit, Union County, Illinois and later removed to federal court. In both lawsuits, the courts granted the defendants motions to dismiss.
Peterson Class Action
In July 2011, plaintiffs filed a putative class action complaint entitled Purnie Ray Peterson, et al. v. CitiMortgage, Inc., et al., in the Fourth Judicial District, County of Hennepin, Minnesota against EverBank, EverHome Mortgage Company and other lenders and foreclosure counsel. The complaint alleges slander of title, breach of fiduciary duty, due process violation, fraud, negligent misrepresentation, conversion, civil conspiracy, unjust enrichment, and equitable estoppel. The plaintiffs assert that defendants do not have valid legal title to the original notes nor have physical possession of the same so the notes cannot be enforced and seek a determination that defendants have no lien interests in the properties and are permanently enjoined from failing to record assignments of securitized mortgage loans. The plaintiffs seek quiet title to their properties and a determination that defendants have invalid and voidable mortgages. The plaintiffs also seek a determination that defendants failed to pay appropriate filing fees, that plaintiffs' original notes are void, that all sums paid to defendants be returned, and that attorneys' fees and costs are awarded. On August 18, 2011, the lawsuit was removed to federal court and on August 29, 2011 a Joint Motion to Dismiss was filed by all defendants. A hearing on the Motion to Dismiss was heard on March 7, 2012. On May 31, 2012, the Court granted EverBank's Motion to Dismiss. Plaintiffs filed a Notice of Appeal on June 27, 2012 and their initial brief on August 16, 2012. Defendant's responsive brief was filed on October 17, 2012.On January 28, 2013 the appellate court affirmed the lower court's dismissal of the action. We continue to believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.

Unified Messaging Material Patent Litigation

In February 2013, a complaint alleging patent infringement entitled Unified Messaging Systems, LLC. v. EverBank Financial Corp, was filed in the United States District Court for the Southern District of Florida. The plaintiff alleges it is the owner of the '074, '141, '306, '313 and '148 patents and that EverBank has infringed on the patents through the use of webmail accessible via its website. EverBank's response to the complaint is due April 7, 2013. Pursuant to the agreement under which EverBank licenses the patent in question, EverBank is indemnified against all losses related to claims for patent infringement.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information and Price Range of Common Stock
Our common stock, par value $0.01 per share, is listed and traded on the NYSE, under the ticker symbol “EVER.” Our common stock has been listed since May 3, 2012. Prior to that time, there was no public market for our common stock. The high and low sales prices of our common stock and the dividends paid on our common stock for each quarterly period since our effective date are reported below:

	Market Price Range		Cash Dividends per Share
Year Ended December 31, 2012	High	Low
Second Quarter (from May 3, 2012)	$12.32	$10.23	$—
Third Quarter	$14.11	$9.40	$0.02
Fourth Quarter	$16.22	$13.41	$0.02
According to the records of our transfer agent, as of March 12, 2013, there were approximately 180 holders of record of our common stock.
Our Board of Directors considers the feasibility of paying a cash dividend to its stockholders on a quarterly basis. Based on general practice, dividends are declared upon completion of a quarter and, if declared, are paid prior to the end of the subsequent quarter. EverBank is subject to certain regulatory restrictions that may limit its ability to pay dividends to us and, therefore, our ability to pay dividends to our stockholders. EverBank must seek approval from the FRB prior to any declaration of the payment of any dividends or other capital distributions to us. EverBank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the FRB notified EverBank that it was in need of more than normal supervision. Further, under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as EverBank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EverBank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an “unsafe and unsound” banking practice. In addition, we must make dividend payments on our preferred shares and any class or series of capital stock ranking senior to the common stock, as well as make interest payments or other payments due on indebtedness and debt securities, if any, before any dividends can be paid on the common stock.
See "Limitation on Capital Distributions" under "Supervision and Regulation" in Item 1 of this report and Note 16 and Note 27 to our Consolidated Financial Statements included in this report for more information.
EverBank Stock Performance Graph
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph and table by reference therein.

The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the Standard & Poor's (S&P) 500 Index and the S&P Banks Index from May 3, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2012. The graph assumes that $100 was invested on May 3, 2012 in our common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment assumes reinvestment of dividends.

Index	5/2/2012	6/30/2012	9/30/2012	12/31/2012
EverBank Financial Corp	100.00	108.70	137.90	149.60
S&P 500 Index	100.00	97.50	103.70	103.40
S&P Banks Index	100.00	98.20	104.60	101.90
Use of Proceeds
On May 8, 2012, we completed the issuance and sale of 22,103,000 shares of the our common stock, par value of $0.01 per share, in our initial public offering, including 2,883,000 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $10.00 per share. The shares were offered pursuant to our registration statement on Form S-1 (File No. 333-169824), which was declared effective by the SEC on May 2, 2012. The offering commenced as of May 3, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Keefe, Bruyette & Woods, Inc., Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., Raymond James & Associates, Inc., Macquarie Capital (USA) Inc., and Sterne, Agee & Leach, Inc. acted as the underwriters. We received net proceeds of $198.5 million from the offering, after deducting underwriting discounts and commissions of approximately $13.8 million and offering expenses of approximately $8.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
The proceeds from the initial public offering have been used for general corporate purposes, including organic growth and the acquisition of businesses or assets that we believe are complementary to our existing business and will provide attractive risk-adjusted returns. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the initial public offering.
Recent Sales of Unregistered Securities
Since May 3, 2012, we issued the following securities that were not registered under the Securities Act:
In connection with the February 2010 Tygris acquisition, the Tygris stockholders placed $50 million in cash, along with shares of our common stock, in an escrow account to offset potential losses realized in connection with Tygris' lease and loan portfolio over a five-year period following the closing of the acquisition, and to satisfy any indemnification claims that we may have under the acquisition agreement. On August 27, 2012, we agreed to convert $48.7 million of the escrowed cash into 4,032,662 shares of our common stock at a price per share of $12.065. The conversion price was based on the trailing ten day volume weighted average price per share of our common stock through August 27, 2012, as quoted on the NYSE. These sales did not involve a public offering and accordingly were exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(2) of the Securities Act because we did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to a limited number of sophisticated investors, which we believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.
Issuer Purchases of Securities
The Company did not repurchase any outstanding common shares during the year ended December 31, 2012.
Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with ”Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in this report to fully understand factors that may affect the comparability of the information presented below.
The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited Consolidated Financial Statements included in this report. The consolidated statements of operations for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included in this report.
Historical results are not necessarily indicative of future results.
We consummated several significant transactions in prior fiscal periods, including the acquisitions of Tygris in February 2010, banking operations of Bank of Florida in May 2010, MetLife's warehouse business in April 2012, and BPL in October 2012. Accordingly, our operating results for the historical periods presented below are not comparable and may not be predictive of future results.

	Year Ended December 31,
(in millions, except share and per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Interest income	$655.6	$588.2	$612.5	$440.6	$322.4
Interest expense	141.8	135.9	147.2	163.2	202.6
Net interest income	513.8	452.3	465.3	277.4	119.8
Provision for loan and lease losses(1)	32.0	49.7	79.3	121.9	37.3
Net interest income after provision for loan and lease losses	481.8	402.6	386.0	155.5	82.5
Noninterest income(2)	369.8	233.1	357.8	232.1	175.8
Noninterest expense(3)	735.6	554.2	493.9	299.2	221.0
Income before income taxes	116.0	81.5	249.9	88.4	37.4
Provision for income taxes	42.0	28.8	61.0	34.9	14.2
Net income from continuing operations	74.0	52.7	188.9	53.5	23.1
Discontinued operations, net of income taxes(4)	—	—	—	(0.2)	20.5
Net income	74.0	52.7	188.9	53.4	43.6
Loss (income) attributable to non-controlling interest in subsidiaries	—	—	—	—	2.4
Net income attributable to the Company	$74.0	$52.7	$188.9	$53.4	$46.0
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	104,014	74,892	72,479	42,126	41,029
Diluted	105,951	77,506	74,589	43,299	42,196
Earnings from continuing operations per common share:
Basic	$0.61	$0.55	$2.00	$0.80	$0.43
Diluted	0.60	0.54	1.94	0.78	0.41
Tangible Common Equity Per Common Share:
Excluding accumulated other comprehensive income (loss)(5)	$11.02	$11.27	$10.70	$8.23	$6.95
Including accumulated other comprehensive income (loss)(6)	10.30	10.12	10.65	8.54	6.96

	As of December 31,
(in millions)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$443.9	$295.0	$1,169.2	$23.3	$62.9
Investment securities	1,921.3	2,191.8	2,203.6	1,678.9	715.7
Loans held for sale	2,088.0	2,725.3	1,237.7	1,283.0	915.2
Loans and leases held for investment, net	12,423.0	6,441.5	6,005.6	4,072.7	4,577.0
Total assets	18,242.9	13,041.7	12,007.9	8,060.2	7,048.3
Deposits	13,142.4	10,265.8	9,683.1	6,315.3	5,003.0
Total liabilities	16,791.7	12,074.0	10,994.7	7,506.3	6,628.6
Total stockholders’ equity	1,451.2	967.7	1,013.2	553.9	419.6
_______________________________________

(1)
For the year ended December 31, 2012, provision for loan and lease losses includes a $5.2 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI), and a $6.0 million impact of adoption of troubled debt restructuring (TDR) guidance and policy change. For the year ended December 31, 2011, provision for loan and lease losses includes a $4.9 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans, a $1.9 million impact of change in allowance for loan and leases losses (ALLL) methodology and a $10.0 million impact of adoption of TDR guidance and policy change. For the year ended December 31, 2010, provision for loan and lease losses includes a $6.2 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans.

(2)
For the year ended December 31, 2012, noninterest income includes a $63.5 million impairment charge related to MSR. For the year ended December 31, 2011, noninterest income includes a $4.7 million gain on repurchase of trust preferred securities including $0.3 million resulting from the unwind of the associated cash flow hedge and a $39.5 million impairment charge related to MSR. For the year ended December 31, 2010, noninterest income includes a $68.1 million non-recurring bargain purchase gain associated with the Tygris acquisition, a $19.9 million gain on sale of investment securities due to portfolio concentration repositioning and a $5.7 million gain on repurchase of trust preferred securities.

(3)
For the year ended December 31, 2012, noninterest expense includes $8.6 million in transaction expense and $28.6 million in non-recurring regulatory related expense. For the year ended December 31, 2011, noninterest expense includes $14.5 million in transaction expense, $12.6 million in non-recurring regulatory related expense and an $8.7 million decrease in fair value of the Tygris indemnification asset. For the year ended December 31, 2010, noninterest expense includes $9.7 million in transaction expense, a $10.3 million loss on early extinguishment of acquired debt and a $22.0 million decrease in fair value of the Tygris indemnification asset. The carrying value of the Tygris indemnification asset has been $0 since March 31, 2011.

(4)
Discontinued operations for the year ended December 31, 2008 includes a $42.7 million after tax gain on the sale of our reverse mortgage business to an unaffiliated third party net of an $18.8 million after tax loss from operations of the reverse mortgage business before the sale.

(5)
Calculated as adjusted tangible common shareholders’ equity divided by shares of common stock. Adjusted tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets, perpetual preferred stock and accumulated other comprehensive income (loss). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share excluding accumulated other comprehensive income (loss) is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

(6)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share including accumulated other comprehensive income (loss) is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of the Company and should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this report.
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs, but that also involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Please see “Forward-Looking Statements” and “Item 1A. Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.
Reclassifications
Certain prior period information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has been reclassified to conform to current period classifications.
Introduction and Overview
We are a thrift holding company which operates primarily through our direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium-sized business clients. We market and distribute our products and services primarily through our integrated online financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other financial intermediaries. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.

We have a suite of asset origination and fee income businesses that individually generate attractive financial returns and collectively leverage our core deposit franchise and client base. We originate, invest in, sell and service residential mortgage loans, equipment leases, and various other consumer and commercial loans, as market conditions warrant. Our organic origination activities are scalable, significant relative to our balance sheet size and provide us with substantial growth potential. Our origination, lending and servicing expertise positions us to acquire assets in the capital markets when risk-adjusted returns available through acquisition exceed those available through origination. Our rigorous analytical approach provides capital markets discipline to calibrate our levels of asset origination, retention and acquisition. These activities diversify our earnings, strengthen our balance sheet and provide us with flexibility to capitalize on market opportunities.
Our deposit franchise fosters strong relationships with a large number of financially sophisticated clients and provides us with a stable and flexible source of low, all-in cost funding. We have a demonstrated ability to grow our client deposit base significantly with short lead time by adapting our product offerings and marketing activities rather than incurring the higher fixed operating costs inherent in more branch-intensive banking models. Our extensive offering of deposit products and services includes proprietary features that distinguish us from our competitors and enhance our value proposition to clients. Our products, distribution and marketing strategies allow us to generate substantial deposit growth while maintaining an attractive mix of high-value transaction and savings accounts.
Key Factors Affecting Our Business and Financial Statements
Recent Acquisitions
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
Acquisition of Warehouse Finance Business
In April 2012, we acquired MetLife Bank’s warehouse finance business, including approximately $351.6 million in assets for a price of approximately $351.1 million In connection with the acquisition, we hired 16 sales and operational staff from MetLife who were a part of the existing warehouse business. The warehouse business will continue to be operated out of locations in New York, New York, Boston, Massachusetts and Jacksonville, Florida. We intend to grow this line of business, which will provide residential loan financing to mid-sized, high-quality mortgage banking companies across the country.
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Board of Governors of the FRB began decreasing short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. To stimulate economic activity and stabilize the financial markets, the FRB maintained historically low market interest rates from 2009 to 2012. While market conditions improved during this period, continued economic uncertainty has resulted in high unemployment, low consumer confidence and depressed home prices. As part of a sustained effort to spur economic growth, the FRB has indicated that low market interest rates will likely continue into 2014.
Net interest income is our largest source of income and is driven primarily as a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FRB and market interest rates. The cost of our deposits is largely based on short-term interest rates which are driven primarily by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates which are set by the market, or, at times by the FRB’s actions. Our net interest income is therefore influenced by movements in interest rates and the pace at which these movements occur. Currently, short-term and long-term interest rates are at near historical lows with overall market and industry margins tightening.
See “Risk Factors—We are subject to interest rate risk” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Regulatory Changes
Our financial condition and the results of our operations are dependent upon the composition of our balance sheet and the assets which we originate, sell, and/or retain for investment. Proposed changes to the regulatory capital treatment of certain securities and asset classes have caused our management to reevaluate components of our capital structure as well as our exposure to certain assets such as MSR.
The Basel III Proposal, among other things requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of depository institution holding companies in equal installments between 2013 and 2016, consistent with Section 171 of the Dodd-Frank Act.
In addition, Basel III would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate.
Management believes, at December 31, 2012, that we and EverBank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.
See "Business - Regulation and Supervision" for additional discussion on regulatory requirements and changes.
Performance Highlights

•
Adjusted diluted earnings per share was $0.34 in the fourth quarter 2012, a 13% increase from $0.30 in the third quarter 2012 and a 3% increase from $0.33 in the fourth quarter 2011.[1] GAAP diluted earnings per share was $0.22, a 16% increase from $0.19 in the third quarter 2012 and a 57% increase from $0.14 in the fourth quarter 2011. For the full year 2012, adjusted diluted earnings per share was $1.27, a 14% increase from $1.11 in 2011. GAAP diluted earnings per share was $0.60, an 11% increase from $0.54 in 2011.

•	Adjusted return on equity ("ROE") was 13.2% for the fourth quarter, an increase of 128 basis points compared to the prior quarter. For the year, adjusted ROE was 12.4%, up 177 basis points over 2011.

•
Adjusted net income was $43.5 million for the fourth quarter of 2012, compared to $36.2 million for the third quarter 2012 and $31.9 million for the fourth quarter of 2011. For the year, adjusted net income was $143.4 million, an increase of 33%.

•
GAAP net income was $28.8 million for the fourth quarter of 2012, compared to $22.2 million for the third quarter 2012 and $13.8 million in the fourth quarter of 2011. For the full year, GAAP net income was $74.0 million, an increase of 40% over 2011.

•
Record revenue of $272.2 million, an increase of 22% compared to the prior quarter and an increase of 55% compared to the fourth quarter 2011. For the year, revenue was $883.6 million, an increase of 29% over 2011.

•
Record residential origination volume of $2.9 billion, an increase of 16% compared to the prior quarter and an increase of 48% compared to the fourth quarter of 2011. For the year, residential origination volume totaled $9.6 billion, an increase of 61% over 2011.

•	Total loans and leases were $14.5 billion, up $3.1 billion, or 27%, for the quarter and up $5.3 billion, or 58%, for the year.

•	Deposits were $13.1 billion, up $1.3 billion, or 11.2%, for the quarter and up $2.9 billion, or 28%, for the year.

•
Asset quality improved during the quarter as adjusted non-performing assets (NPA) were 1.08% of total assets at December 31, 2012. Annualized net charge-offs to average loans and leases held for investment were 0.16% for the quarter.

•	Completed the public offering of $150 million of our 6.75% Series A Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) in November 2012.

•	Tangible common equity per common share was $10.30 at December 31, 2012, and excluding accumulated other comprehensive loss was $11.02.

•	Closed acquisition of BPL on October 1, 2012, adding $2.3 billion of commercial loans.

 1 Reconciliations of Non-GAAP financial measures can be found in the "Key Metrics" and "Quarterly Financial Data" sections.
Balance Sheet
Continued Balance Sheet Growth
Total assets increased by $1.7 billion, or 10%, to $18.2 billion at December 31, 2012, from $16.5 billion at September 30, 2012, and by $5.2 billion, or 40%, from $13.0 billion at December 31, 2011. Our interest-earning assets for the fourth quarter 2012 were largely comprised of:

•	Residential loans held for sale (LHFS) of $2.1 billion, a 49% increase from the prior quarter due to our success in originating preferred jumbo loans eligible for sale into the capital markets;

•	Residential loans held for investment (LHFI) of $6.7 billion, a 1% decline from the prior quarter as we originated more loans for sale and diversified into other types of loans;

•	Commercial and commercial real estate loans of $4.8 billion, a 106% increase from the prior quarter due largely to the acquisition of BPL;

•	Commercial leases of $0.8 billion, a 13% increase from the prior quarter; and

•	Investment securities of $1.9 billion, a 5% decline from the prior quarter.
Loan Origination Activities
Residential loan originations were $2.9 billion for the fourth quarter, an increase of 16% from the third quarter 2012 and 48% from the fourth quarter 2011. Loan production volume from our retail channel was $837.1 million in the fourth quarter, an increase of $324.3 million, or 63%, from the third quarter 2012 and an increase of $530.3 million, or 173%, from the second quarter 2012. Our retail channel is benefiting from the increased productivity of our recently hired sales teams and greater market share. We expect this productivity improvement to continue into 2013 as we further penetrate target markets and capitalize on purchase driven origination volumes.
Organic asset generation totaled $3.5 billion and retained organic production totaled $0.7 billion for the fourth quarter of 2012. Residential preferred jumbo loan volume originated during the fourth quarter was $397.5 million, an increase of 116% over the prior quarter. We executed $178 million of preferred jumbo whole loan sales to third parties for securitization during the fourth quarter and had approximately $500 million of preferred jumbo loans classified as LHFS on December 31, 2012, which we intend to sell or securitize.
Deposit and Other Funding Sources
Total deposits grew by $1.3 billion, or 11%, to $13.1 billion at December 31, 2012, from $11.8 billion at September 30, 2012, and by $2.9 billion, or 28%, from $10.3 billion at December 31, 2011. At December 31, 2012, our deposits were comprised of the following:

•	Non-interest bearing accounts were $1.4 billion, or 11% of total deposits;

•	Interest-bearing checking accounts were $2.7 billion, or 20% of total deposits;

•	Savings and money market accounts were $4.5 billion, or 34% of total deposits;

•	Global markets money market and time accounts were $1.2 billion, or 9% of total deposits; and

•	Time deposit accounts, excluding global markets, were $3.4 billion, or 26% of total deposits.
Total other borrowings were $3.2 billion at December 31, 2012, an increase of $349.1 million compared to $2.8 billion at September 30, 2012 and an increase of $1.9 billion compared to $1.3 billion at December 31, 2011. The increase in other borrowings was the result of overall balance sheet positioning and funding the BPL acquisition. We expect to replace a portion of our wholesale borrowings with core deposits over time.
Key Metrics
The primary metrics we use to evaluate and manage our financial results are described below. Although we believe these metrics are meaningful in evaluating our results and financial condition, they may not be directly comparable to similar metrics used by other financial services companies and may not provide an appropriate basis to compare our results or financial condition to the results or financial condition of our competitors. The following table sets forth the metrics we use to evaluate the success of our business and our resulting financial position and operating performance.
The table below includes certain financial information that is calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles, or GAAP. We believe these measures provide useful information to investors in evaluating our financial performance. In addition, our management uses these measures to gauge the performance of our operations and for business planning purposes. These non-GAAP financial measures, however, may not be comparable to similarly titled measures reported by other companies because other companies may not calculate these non-GAAP measures in the same manner. As a result, the usefulness of these measures to investors may be limited, and they should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP. In the notes following the table we provide a reconciliation of these measures, or, in the case of ratios, the measures used in the calculation of such ratios, to the closest measures calculated directly from our GAAP financial statements.

Key Metrics			Table 1
	As of and for the Year Ended December 31,
(dollars in thousands, except per share amounts)	2012	2011	2010
Performance Metrics:
Yield on interest-earning assets	4.78%	5.35%	6.51%
Cost of interest-bearing liabilities	1.18%	1.38%	1.74%
Net interest spread	3.60%	3.97%	4.77%
Net interest margin	3.74%	4.11%	4.95%
Return on average assets	0.49%	0.43%	1.77%
Return on average equity(1)	6.36%	5.22%	20.86%
Adjusted return on average assets(2)	0.94%	0.87%	1.19%
Adjusted return on average equity(3)	12.43%	10.66%	14.03%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets(4)	1.08%	1.86%	2.11%
Net charge-offs to average loans and leases held for investment	0.31%	1.02%	1.46%
ALLL as a percentage of loans and leases held for investment (excluding ASC 310-30)	0.54%	1.15%	1.71%
Capital Ratios:
Tier 1 leverage ratio (bank level)(5)	8.0%	8.0%	8.7%
Tier 1 risk-based capital ratio (bank level)(5)	12.8%	14.6%	15.8%
Total risk-based capital ratio (bank level)(5)	13.5%	15.7%	17.0%
Tangible equity to tangible assets(6)	7.7%	7.3%	8.3%
Average equity to average assets	7.7%	8.3%	8.8%
Deposit Metrics:
Deposit growth (trailing 12 months)	28.0%	6.0%	53.3%
Banking and Wealth Management Metrics:
Efficiency ratio(7)	51.7%	42.8%	38.4%
Mortgage Banking Metrics: (in millions)
Unpaid principal balance of loans originated	$9,632.4	$5,974.2	$6,534.8
Unpaid principal balance of loans serviced for the Company and others	51,198.7	54,838.1	58,232.2
Share Data:
Tangible Common Equity Per Common Share at period end:
Excluding accumulated other comprehensive income (loss)(8)	$11.02	$11.27	10.70
Including accumulated other comprehensive income (loss)(9)	10.30	10.12	10.65
Dividend payout ratio (10)	6.56%	0.00%	0.00%

(1)
Due to the issuance of non-participating perpetual preferred stock during the fourth quarter of 2012, we amended our calculation for return on average equity. Beginning with the fourth quarter of 2012, return on average equity is calculated as net income less dividends declared on the Series A 6.75% Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity (average shareholders' equity less average Series A 6.75% Non-Cumulative Perpetual Preferred Stock). Prior to the fourth quarter of 2012, return on average equity was calculated as net income divided by average shareholders' equity.

(2)
Adjusted return on average assets equals adjusted net income divided by average total assets. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. Adjusted net income includes adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Net income	$74,042	$52,729	$188,900
Bargain purchase gain on Tygris transaction, net of tax	—	—	(68,056)
Gain on sale of investment securities due to portfolio concentration repositioning, net of tax	—	—	(12,337)
Gain on repurchase of trust preferred securities, net of tax	—	(2,910)	(3,556)
Transaction expense, net of tax	5,355	9,006	5,984
Non-recurring regulatory related expense, net of tax	17,733	7,825	—
Loss on early extinguishment of acquired debt, net of tax	—	—	6,411
Decrease in fair value of Tygris indemnification asset resulting from a decrease in estimated future credit losses, net of tax	—	5,382	13,654
Increase in Bank of Florida non-accretable discount, net of tax	3,195	3,007	3,837
Impact of change in ALLL methodology, net of tax	—	1,178	—
Adoption of TDR guidance and policy change, net of tax	3,709	6,225	—
MSR impairment, net of recoveries, net of tax	39,375	24,462	—
Tax expense (benefit) related to revaluation of Tygris net unrealized built-in losses, net of tax	—	691	(7,840)
Adjusted net income	$143,409	$107,595	$126,997

(3)
Due to the issuance of non-participating perpetual preferred stock during the fourth quarter of 2012, we amended our calculation for adjusted return on average equity. Beginning with the fourth quarter of 2012, adjusted return on average equity is calculated as adjusted net income less dividends declared on the Series A 6.75% Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity. Prior to the fourth quarter of 2012, adjusted return on average equity was calculated as adjusted net income divided by average shareholders' equity. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Note 2 above.

(4)
We define non-performing assets, as non-accrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government-insured pool buyout loans for which payment is insured by the government. We also exclude loans, leases and foreclosed property accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans, leases and foreclosed property. For further discussion of NPA, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan and Lease Quality”.

(5)
The Tier 1 leverage ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio are regulatory financial measures that are used to assess the capital position of financial services companies and, as such, these ratios are presented at the bank level.

The Tier 1 leverage ratio is calculated as Tier 1 capital divided by adjusted total assets. The Tier 1 risk-based capital ratio is calculated as Tier 1 capital divided by total risk-weighted assets. The total risk-based capital ratio is calculated as total risk-based capital (total regulatory capital) divided by total risk-weighted assets.
Adjusted total assets is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level total assets. In calculating adjusted total assets, total assets are adjusted for goodwill, deferred tax assets disallowed from Tier 1 capital and other regulatory adjustments.
Total risk-weighted assets is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level total assets. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.
Tier 1 capital is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level shareholders' equity. Tier 1 capital includes common equity and certain qualifying preferred stock less goodwill, disallowed deferred tax assets and other regulatory deductions.
Total risk-based capital (total regulatory capital) is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level shareholders' equity. Total risk-based capital (total regulatory capital) includes Tier 1 capital, ALLL, subject to limitations, and other regulatory adjustments.
A reconciliation of (1) Tier 1 capital to bank level shareholders' equity which is the most comparable GAAP financial measure, and (2) total risk-based capital (total regulatory capital) to bank level shareholders' equity which is the most comparable GAAP financial measure, is as follows:

Regulatory Capital (bank level)				Table 3
		December 31,
(dollars in thousands)		2012	2011	2010
(bank level)
Shareholders’ equity		$1,518,934	$1,070,887	$1,117,037
Less:	Goodwill and other intangibles	(54,780)	(17,642)	(18,859)
	Disallowed servicing asset	(32,378)	(38,925)	—
	Disallowed deferred tax asset	(67,296)	(71,803)	(69,641)
Add:	Accumulated losses (gains) on securities and cash flow hedges	83,477	105,682	6,440
Tier 1 capital		1,447,957	1,048,199	1,034,977
Less:	Low-level recourse and residual interests	—	(21,587)	(13,241)
Add:	Allowance for loan and lease losses	82,102	77,765	80,938
Total regulatory capital		$1,530,059	$1,104,377	$1,102,674
Adjusted total assets		$18,141,856	$13,081,401	$11,930,638
Risk-weighted assets		11,339,415	7,043,371	6,472,517

(6)
In the calculation of the ratio of tangible equity to tangible assets, we deduct goodwill and intangible assets from the numerator and the denominator. We believe these adjustments are consistent with the manner in which other companies in our industry calculate the ratio of tangible equity to tangible assets.

A reconciliation of (1) tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, (2) tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, (3) adjusted tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and (4) tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Adjusted Tangible Equity and Tangible Assets			Table 4
	December 31,
(dollars in thousands)	2012	2011	2010
Shareholders’ equity	$1,451,176	$967,665	$1,013,198
Less:
Goodwill	46,859	10,238	10,238
Intangible assets	7,921	7,404	8,621
Tangible equity	1,396,396	950,023	994,339
Less:
Perpetual preferred stock	150,000	—	—
Tangible common equity	1,246,396	950,023	994,339
Less:
Accumulated other comprehensive loss	(86,784)	(107,749)	(5,056)
Adjusted tangible common equity	$1,333,180	$1,057,772	$999,395

Total assets	$18,242,878	$13,041,678	$12,007,886
Less:
Goodwill	46,859	10,238	10,238
Intangible assets	7,921	7,404	8,621
Tangible assets	$18,188,098	$13,024,036	$11,989,027

(7)
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

(8)
Calculated as adjusted tangible common shareholders’ equity divided by shares of common stock. Adjusted tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets, perpetual preferred stock and accumulated other comprehensive income (loss). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share excluding accumulated other comprehensive income (loss) is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. See Note 6 for a reconciliation of adjusted tangible common shareholders' equity to shareholders' equity.

(9)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share including accumulated other comprehensive income (loss) is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. See Note 6 for a reconciliation of tangible common shareholders' equity to shareholders' equity.

(10)	Dividend payout ratio is calculated as dividends declared per common share divided by basic earnings per common share.
Analysis of Statements of Income
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin. The average balances are principally daily averages, and, for loans, include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments. All interest income was fully taxable for all periods presented.

Average Balance Sheet, Interest and Yield/Rate Analysis									Table 5
	Year Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$190,280	$485	0.25%	$553,281	$1,432	0.26%	$494,078	$1,210	0.24%
Investment securities	2,003,091	78,110	3.90%	2,582,080	106,054	4.11%	2,318,193	158,953	6.86%
Other investments	122,670	2,518	2.05%	100,772	796	0.79%	112,350	464	0.41%
Loans held for sale	2,562,084	119,793	4.68%	1,348,214	62,895	4.67%	1,091,092	50,535	4.63%
Loans and leases held for investment:
Residential mortgages	5,608,830	233,922	4.17%	4,554,717	211,996	4.65%	3,642,437	191,828	5.27%
Commercial and commercial real estate	2,370,672	125,874	5.31%	1,155,707	68,845	5.96%	1,075,546	59,172	5.50%
Lease financing receivables	665,391	84,507	12.70%	481,216	126,208	26.23%	432,833	141,353	32.66%
Home equity lines	189,368	10,095	5.33%	211,435	9,748	4.61%	226,961	8,612	3.79%
Consumer and credit card	8,116	252	3.10%	9,332	246	2.64%	10,028	380	3.79%
Total loans and leases held for investment	8,842,377	454,650	5.14%	6,412,407	417,043	6.50%	5,387,805	401,345	7.45%
Total interest-earning assets	13,720,502	$655,556	4.78%	10,996,754	$588,220	5.35%	9,403,518	$612,507	6.51%
Noninterest-earning assets	1,463,969			1,321,352			1,290,273
Total assets	$15,184,471			$12,318,106			$10,693,791
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,267,069	$17,055	0.75%	$2,052,353	$18,320	0.89%	$1,694,233	$20,502	1.21%
Market-based money market accounts	437,328	3,315	0.76%	451,740	4,197	0.93%	366,774	4,504	1.23%
Savings and money market accounts, excluding market-based	4,056,511	31,202	0.77%	3,682,067	33,600	0.91%	2,839,705	35,389	1.25%
Market-based time	833,707	7,850	0.94%	947,133	8,859	0.94%	758,693	8,242	1.09%
Time, excluding market-based	2,315,432	29,363	1.27%	1,770,342	32,035	1.81%	1,781,052	32,772	1.84%
Total deposits	9,910,047	88,785	0.90%	8,903,635	97,011	1.09%	7,440,457	101,409	1.36%
Borrowings:
Trust preferred securities	103,750	6,006	5.79%	104,106	6,641	6.38%	117,019	7,769	6.64%
FHLB advances	1,903,154	44,879	2.36%	794,268	31,912	4.02%	850,184	35,959	4.23%
Repurchase agreements	125,754	2,092	1.66%	20,561	346	1.68%	12,560	212	1.69%
Other	10	—	0.00%	5	—	0.00%	33,188	1,818	5.48%
Total interest-bearing liabilities	12,042,715	$141,762	1.18%	9,822,575	$135,910	1.38%	8,453,408	$147,167	1.74%
Noninterest-bearing demand deposits	1,500,925			1,123,830			1,039,096
Other noninterest-bearing liabilities	476,394			349,981			261,096
Total liabilities	14,020,034			11,296,386			9,753,600
Total shareholders’ equity	1,164,437			1,021,720			940,191
Total liabilities and shareholders’ equity	$15,184,471			$12,318,106			$10,693,791
Net interest income/spread		$513,794	3.60%		$452,310	3.97%		$465,340	4.77%
Net interest margin			3.74%			4.11%			4.95%
Memo: Total deposits including noninterest-bearing	$11,410,972	$88,785	0.78%	$10,027,465	$97,011	0.97%	$8,479,553	$101,409	1.20%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated to rate.

Analysis of Change in Net Interest Income						Table 6
	Year Ended December 31,
	2012 Compared to 2011 Increase (Decrease) Due to			2011 Compared to 2010 Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(944)	$(3)	$(947)	$142	$80	$222
Investment securities	(23,796)	(4,148)	(27,944)	18,103	(71,002)	(52,899)
Other investments	173	1,549	1,722	(47)	379	332
Loans held for sale	56,688	210	56,898	11,905	455	12,360
Loans and leases held for investment:
Residential mortgages	49,016	(27,090)	21,926	48,077	(27,909)	20,168
Commercial and commercial real estate	72,412	(15,383)	57,029	4,409	5,264	9,673
Lease financing receivables	48,309	(90,010)	(41,701)	15,802	(30,947)	(15,145)
Home equity lines	(1,017)	1,364	347	(588)	1,724	1,136
Consumer and credit card	(32)	38	6	(26)	(108)	(134)
Total loans and leases held for investment	168,688	(131,081)	37,607	67,674	(51,976)	15,698
Total change in interest income	200,809	(133,473)	67,336	97,777	(122,064)	(24,287)
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,911	$(3,176)	$(1,265)	$4,333	$(6,515)	$(2,182)
Market-based money market accounts	(134)	(748)	(882)	1,045	(1,352)	(307)
Savings and money market accounts, excluding market-based	3,407	(5,805)	(2,398)	10,530	(12,319)	(1,789)
Market-based time	(1,066)	57	(1,009)	2,054	(1,437)	617
Time, excluding market-based	9,866	(12,538)	(2,672)	(197)	(540)	(737)
Total deposits	13,984	(22,210)	(8,226)	17,765	(22,163)	(4,398)
Other borrowings:
Trust preferred securities	(23)	(612)	(635)	(857)	(271)	(1,128)
FHLB advances	44,577	(31,610)	12,967	(2,365)	(1,682)	(4,047)
Repurchase agreements	1,767	(21)	1,746	135	(1)	134
Other	—	—	—	(1,818)	—	(1,818)
Total change in interest expense	60,305	(54,453)	5,852	12,860	(24,117)	(11,257)
Total change in net interest income	$140,504	$(79,020)	$61,484	$84,917	$(97,947)	$(13,030)
Net Interest Income
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average earning assets.
Net interest income increased by $61.5 million, or 14%, in 2012, compared to 2011, due to an increase in interest income of $67.3 million offset by an increase in interest expense of $5.9 million.
Our net interest margin decreased by 37 basis points in 2012 from 2011.
Yields on our earning assets decreased by 57 basis points in 2012 compared to 2011, due primarily to a decrease in yields on our loans and leases held for investment. Our lease financing receivables portfolio led the decrease in loan and lease yields as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized excess accretion of $40.8 million, a decrease of $40.7 million, in 2012, compared to 2011. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. Additional decreases in yields in our loan and lease portfolios are due to the continued low interest rate environment coupled with strong organic production at prevailing market interest rates.
Yields on interest earning assets were also impacted during 2012, compared to 2011, due to our investment securities portfolio. Our investment securities yield decreased by 21 basis points in 2012, compared to 2011. The decrease is due to fewer acquisitions and higher run-off on existing securities during 2012, compared to 2011. The recent additions to our securities portfolio have been purchased at market yields as a result of improved liquidity conditions and historically low interest rates.

Partially offsetting the lower yields on our earning assets were lower funding costs due to lower rates paid on our interest-bearing deposits which reflects the re-pricing of our deposits at lower interest rates and an increased focus on improving our deposit mix. Rates paid on our deposits decreased by 19 basis points in 2012, compared to 2011. Additionally, we experienced lower funding costs associated with our other borrowings. Yields decreased on total interest-bearing liabilities by 20 basis points in 2012, compared to the same periods in 2011.
Average balances of our interest-earning assets increased by $2.7 billion, or 25%, in 2012, compared to 2011, primarily due to a $1.2 billion increase in our loans held for sale and a $2.4 billion increase in loans and leases held for investment. This was partially offset by a $363.0 million decrease in interest-earning cash and cash equivalents and a $579.0 million decrease in our investment securities portfolio.
The increases in average balances of loans held for sale in 2012, compared to 2011, are due primarily to our investment in mortgage pool buyouts, which we either acquire from unrelated third parties or purchase out of our servicing portfolio. In addition, our mortgage warehouse loans, which are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination, increased. This increase is attributable to elevated refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0. We also experienced increases due to transfers from our held for investment portfolio related to high quality jumbo preferred products we intend to sell. Average balances in our held for investment residential mortgage portfolio increased by $1.1 billion in 2012, compared to 2011 due primarily to continued strong organic growth and strategic acquisitions of low loan-to-value, high credit quality adjustable rate mortgage (ARM) products. Average balances in our held for investment commercial portfolio increased by $1.2 billion in 2012, compared to 2011. The commercial portfolio has grown through the warehouse finance acquisition which experienced $618.9 million in subsequent growth since the closing of the acquisition in April 2012. Additionally, the BPL acquisition added $2.3 billion to our commercial portfolio. Resumption of our commercial lending activities has also added growth to our commercial portfolio in 2012. Average balances in our held for investment lease financing receivables portfolio increased by $184.2 million in 2012 as compared to 2011, primarily due to growth in our office products, technology and healthcare platforms as part of an overall plan to achieve scale through market penetration and expansion.
Average balances in our interest-bearing liabilities increased by $2.2 billion, or 23%, in 2012, compared to the same periods in 2011, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $1.0 billion, or 11%, in 2012, compared to 2011, primarily due to growth in savings and money market accounts, time (excluding market-based) and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products. Beginning in the first quarter of 2012, we have increased our marketing and promotional products through various channels. Average balances in our FHLB advances increased by $1.1 billion in 2012, compared to 2011, due to an increase in wholesale funding by us to fund strategic acquisitions and to take advantage of historically low interest rates.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Our total interest income decreased by $24.3 million, or 4%, to $588.2 million in 2011 from $612.5 million in 2010, primarily due to a decrease in interest earned from our investment securities portfolio offset by increases in interest income from our loan portfolio.
Interest income earned on our loan and lease portfolio increased by $28.1 million, or 6%, to $479.9 million in 2011 from $451.9 million in 2010. This increase consisted of a $15.7 million increase in interest income earned on our average balance of loans and leases held for investment, and a $12.4 million increase in interest income earned on our average balance of loans held for sale. The increase in interest income earned on our loans and leases held for investment was primarily driven by $20.2 million and $9.7 million of interest income earned on our residential mortgages and commercial and commercial real estate loans, respectively. The increase in interest income on our residential mortgages is due to increases in originations partially offset by decreases in interest rates as a result of decreases in interest rates associated with the new volume. The increase in interest income on our commercial and commercial real estate loans is due to the timing of the Bank of Florida transaction in May 2010. The increase in interest income is offset by a $15.1 million decrease in interest income generated from lease financing receivables. The decrease in yield is a result of continued run off of deeply discounted receivables acquired as part of the Tygris acquisition.
Interest income earned on our investment securities portfolio decreased by $52.6 million, or 33%, to $106.9 million in 2011 from $159.4 million in 2010. This decrease was primarily driven by a 275 basis point decrease in yield on the average balance of our investment securities portfolio to 4.11% in 2011 from 6.86% in 2010 offset by a $263.9 million, or 11%, increase in the average balance of our investment securities portfolio to $2,582.1 million in 2011 from $2,318.2 million in 2010. The decrease in yield resulted from lower discount accretion and the addition of lower yielding agency securities during 2011.
Provision for Loan and Lease Losses
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our ACI loans. We recorded a provision for loan and lease losses of $32.0 million in 2012, which is a decrease of 36% from $49.7 million in 2011. Residential first mortgages led the decrease with better loan performance due to a more stable housing market as well as improvement in loan performance due to the addition of newly originated high credit quality loans and leases. For further discussion, see the “Loan and Lease Quality” for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing the allowance.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Provision for loan and lease losses decreased by $29.6 million, or 37%, to $49.7 million in 2011 from $79.3 million in 2010. This decrease was primarily a reflection of lower incurred losses on our legacy commercial and commercial real estate loans held for investment.

Noninterest Income
Noninterest income increased by $136.7 million, or 59%, in 2012, compared to 2011 and decreased by $124.7 million, or 35%, in 2011, compared to 2010. The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income			Table 7
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Loan servicing fee income	$175,264	$189,439	$210,844
Amortization of MSR	(137,433)	(96,022)	(93,147)
Impairment of MSR	(63,508)	(39,456)	—
Net loan servicing income (loss)	(25,677)	53,961	117,697
Gain on sale of loans	289,532	73,293	65,959
Loan production revenue	44,658	26,471	34,861
Deposit fee income	21,450	25,966	19,752
Bargain purchase gain	—	—	68,056
Other lease income	33,158	30,924	21,285
Other	6,651	22,488	30,197
Total Noninterest Income	$369,772	$233,103	$357,807
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The increase in noninterest income was driven primarily by gain on sale of loans. Gain on sale of loans increased by $216.2 million in 2012, compared to 2011, primarily driven by increased lending volume, increased gain on sale margins, favorable changes in the fair value of our hedging positions and gains on third party loan sales. Gain on sale of loans generated through our production channels increased by $141.6 million in 2012, compared to 2011. Gain on sale spreads increased in 2012, compared to 2011, as refinancing activity increased due to HARP 2.0 and the low mortgage interest rate environment. Lending volume also benefited from the continued expansion of our retail lending channel. Mortgage lending volume related to loans that were sold increased by $3.2 billion, or 64%, to $8.2 billion in 2012, compared to 2011. HARP-driven lending volume was approximately 32% in 2012.
Realized gains from third party loan sales and changes in fair value of loans held for sale and related hedging positions were up $74.6 million in 2012, compared to 2011. The increase resulted from an increase in the size of positions hedged related to interest rate lock commitments and loans measured at fair value as well as a favorable increase in the change in the fair value measurements based on market demand. Additional increases resulted from favorable gains on sales to third parties driven primarily by the sale of GNMA loans that were acquired or purchased out of our servicing portfolio and overall favorable rate and market conditions.
This increase was offset by a decrease in net loan servicing income. Net loan servicing income decreased by $79.6 million in 2012. The decrease is primarily due to the recording of an additional MSR valuation allowance of $24.1 million and increased amortization of $41.4 million in 2012. An increase in expected portfolio prepayment speeds due to a low rate environment and government sponsored programs, as compared to 2011, drove the additional MSR valuation allowance and increased amortization. In addition, servicing fees declined by $14.2 million in 2012 as the UPB of our servicing portfolio decreased by $3.6 billion to $51.2 billion as of December 31, 2012, compared to December 31, 2011.
Loan production revenue increased by $18.2 million, or 69%, in 2012, compared to 2011 due to increased origination volume and increased margins.
Other noninterest income decreased by $15.8 million, or 70%, in 2012, compared to 2011, due primarily to a decrease in gains from sales of investment securities. Net gains on securities sold in 2011 were $14.4 million. We did not sell any investment securities in 2012. Additionally, we recognized a gain on the repurchase of trust preferred securities in the first quarter 2011.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Noninterest income decreased by $124.7 million, or 35%, to $233.1 million in 2011 from $357.8 million in 2010. The decrease is primarily a result of the bargain purchase gain of $68.1 million related to the Tygris acquisition in February 2010 and a decrease in net servicing income. Significant components of noninterest income are discussed below.
Loan production revenue decreased $8.4 million, or 24%, to $26.5 million during 2011 from $34.9 million during 2010, primarily as a result of a decline in volume and lower fees associated with originating residential mortgage loans.
Net loan servicing decreased by $63.7 million, or 54%, to $54.0 million in 2011 from $117.7 million in 2010. This decrease was attributable to a $42.4 million, or 45%, increase in the amortization expense and impairment of MSR to $135.5 million in 2011 from $93.1 million in 2010. This increase is the result of a $39.5 million impairment charge driven by increasing prepayments and higher net servicing costs. Loan servicing fee income decreased to $189.4 million in 2011 from $210.8 million in 2010. The decrease in net loan servicing fee income is due to a $3.4 billion, or 6%, decrease in the UPB, of our servicing portfolio to $54.8 billion as of December 31, 2011 from $58.2 billion as of December 31, 2010. Prepayments exceeded new servicing retained from loans originated internally.
Noninterest income earned on deposit fees increased by $6.2 million, or 31%, to $26.0 million in 2011 from $19.8 million in 2010. This was largely attributable to a $6.0 million increase in fee income associated with an increase in volume of our WorldCurrency® deposit products.
Other noninterest income, including gain on sale of loans, bargain purchase gain, other lease income, and other noninterest income, decreased by $58.8 million, or 32%, to $126.7 million in 2011 from $185.5 million in 2010. This decrease was largely attributable to a $68.1 million non-recurring bargain purchase gain related to the Tygris acquisition in February 2010. This decrease was partially offset by an increase in operating lease income of $9.6 million, or 45%, to $30.9 million in 2011 from $21.3 million in 2010. In addition, we generated $14.4 million of net gains from the sale of investment securities in our portfolio in 2011 compared to $22.0 million of net gains in 2010.
Noninterest Expense
Noninterest expense increased by $181.4 million, or 33%, in 2012, compared to 2011 and by $60.3 million, or 12%, in 2011, compared to 2010. The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense			Table 8
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Salaries, commissions and other employee benefits expense	$331,756	$232,771	$201,788
Equipment expense	70,856	49,718	33,008
Occupancy expense	25,581	20,189	20,269
General and administrative expense:
Professional fees	70,011	63,867	28,353
Foreclosure and OREO expense	54,385	35,306	21,617
Other credit-related expenses	29,490	47,544	75,715
FDIC premium assessment and other agency fees	39,183	29,032	14,899
Advertising and marketing expense	36,016	17,667	18,598
Other	78,292	58,101	79,686
Total general and administrative expense	307,377	251,517	238,868
Total Noninterest Expense	$735,570	$554,195	$493,933
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expense. Salaries, commissions and employee benefits increased by $99.0 million, or 43%, in 2012, compared to 2011 due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $65.5 million, or 68% in 2012, which included an increase in variable commissions of $27.5 million. Salary and headcount increases were driven by increased production and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the warehouse finance acquisition and BPL and general operations growth. Headcount growth was 66%, 33%, and 23% in our Mortgage Banking, Banking and Wealth Management reporting segments, and Corporate Services, respectively, as of December 31, 2012 compared to December 31, 2011.
Occupancy and equipment expense increased by $26.5 million, or 38%, in 2012, compared to 2011. The increase is primarily due to increased depreciation expense related to our operating lease assets as a result of growth in the portfolio at the end of 2011 and the beginning of 2012. In addition, we experienced increases in software amortization due to the completion of our new WorldCurrency® system, Company-wide technological initiatives, and operating lease expenses, due to the expansion of our retail production channel, the new lease for EverBank Center, and the acquisition of BPL.
General and administrative expense increased by $55.9 million, or 22%, in 2012, compared to 2011. Growth in general and administrative expenses is due primarily to increases in foreclosure and other real estate owned (OREO) expenses, advertising and marketing expense, FDIC premium assessment, and other general and administrative expenses. Increases are offset primarily by decreases in other credit-related expenses.
Professional fees increased by $6.1 million, or 10%, in 2012, compared to 2011. Professional fees experienced decreases of $9.9 million in 2012, compared to 2011 due to declines in costs associated with our IPO and decreases of $4.5 million in 2012, compared to 2011 due to prior year costs associated with prior years' acquisition activities. We recorded expense of $7.2 million in 2012 associated with the BPL and warehouse finance acquisition. We increased our internal audit and enterprise risk management functions which resulted in additional costs of $5.0 million. Additionally, during 2012, we recorded an increase of $4.7 million in consultant costs associated with regulatory compliance and an increase of $3.2 million in costs associated with our leasing business. Other increases in professional fees were recorded for Company-wide specific initiatives and regulatory compliance.
Foreclosure and OREO expense increased by $19.1 million in 2012, compared to 2011 due primarily to an increase in foreclosure related expenses. Foreclosure expenses associated with our mortgage pool buyouts increased by $21.8 million in 2012, compared to 2011 due to the increase in mortgage pool buyout activity over the past year.
Other credit-related expenses decreased by $18.1 million, or 38% in 2012, compared to 2011 primarily due to a decrease in our repurchase reserve expenses related to our originated and serviced loans. Our repurchase reserve expense related to production decreased approximately $6.2 million in 2012, compared to 2011. Our repurchase reserve expense related to our serviced loans decreased approximately $9.5 million in 2012, compared to 2011. We describe our reserves for loans subject to representations and warranties in Note 25 in our consolidated financial statements and in our Analysis of Statements of Condition in our "Loans Subject to Representations and Warranties" section.
FDIC insurance assessment and other agency fees increased by $10.2 million, or 35%, in 2012 compared to the same period in 2011 due to a change in the fee assessment methodology and an increase in our asset base.
Advertising and marketing expense increased by $18.3 million, or 104%, in 2012, compared to 2011, due primarily to a new marketing campaign focused on growing our deposit base.
Other general and administrative expense increased by $20.2 million or 35%, in 2012, compared to 2011. The increase was the result of increases of the fair value of the FDIC clawback liability, increases in contingent liabilities related to the consent order remediation, portfolio expenses, production processing expenses and an increase in Fannie Mae (FNMA) compensatory fees. Increases are offset by a decrease in non-recurring expenses.
The FDIC clawback expense increased by $3.3 million, or 83%, in 2012, compared to 2011 as a result of a change in fair value due to a decline in market interest rates. During 2012, we recorded $8.0 million in expenses associated with the consent order remediation plan. The liability is an estimate based on the independent consultant's findings report. We describe the consent order in Note 25 in our consolidated financial statements.
Portfolio expenses increased by 5.9 million, or 66%, and production processing expenses increased $2.4 million, or 27% in 2012, compared to 2011 due to an increase in lending volume.
FNMA compensatory fees increased by $0.9 million to $2.0 million in 2012. In 2010, FNMA issued an announcement "Foreclosure Time Frames and Compensatory Fees for Breach of Service Obligations" to remind servicers of their duties and responsibilities. The announcement indicated that FNMA would monitor seriously delinquent loans in the foreclosure process and assess compensatory fees on such loans. In determining fee assessment, FNMA takes into consideration the outstanding principal balance of the mortgage loan, the applicable pass through rate, the length of delay, and any additional costs that are directly attributable to the delay. Prior to the end of the third quarter of 2011, we had not received an assessment from FNMA related to compensatory fees.
These increases were offset by an $8.7 million decrease related to the non-recurring write down of the Tygris indemnification asset during the first quarter 2011 due to improving expected cash flows on our lease financing receivables acquired in the Tygris acquisition. As of December 31, 2012, we do not expect to receive shares from escrow and thus have not recorded an indemnification asset related to the potential recovery of shares from escrow.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Noninterest expenses increased by $60.3 million, or 12%, to $554.2 million in 2011 from $493.9 million in 2010. Significant components of this increase are discussed below.
Salaries, commissions and other employee benefits expense increased by $31.0 million, or 15%, to $232.8 million in 2011 from $201.8 million in 2010, due to increases in salaries, benefits and incentives resulting from higher staffing levels from our Tygris and Bank of Florida acquisitions, our mortgage banking business, and corporate administration growth to support general operations. Headcount increased by 5% from 2010 to 2011 and by 31% from 2009 to 2010, which helps account for the variance in expense on a full year basis.
Equipment and occupancy expense increased by $16.6 million, or 31%, to $69.9 million in 2011 from $53.3 million in 2010, due primarily to increases of $3.1 million in computer expense and $12.8 million in depreciation expense. Company growth due to the Tygris and Bank of Florida acquisitions were the primary drivers of the expense increase.
General and administrative expense increased by $12.6 million, or 5%, to $251.5 million in 2011 from $238.9 million in 2010, due to increases in legal and transaction expenses and FDIC insurance premiums, partially offset by a decrease in other credit-related expenses. Legal expenses increased $10.3 million and other professional expense increased $25.2 million, as a result of expenses related to our initial public offering, preparations for becoming a public company, the Bank of Florida and Tygris acquisitions, and legal and regulatory compliance, including compliance with the consent orders entered into in April 2011 and the third party review of historical residential mortgage foreclosure actions. Foreclosure and OREO related expenses increased $13.7 million. The FDIC premium assessment and agency fees increased $14.1 million. The increase in general and administrative expenses was partially offset by a decrease in production reserves of $16.6 million and counter party reserves of $12.7 million as a result of decreasing loan repurchase requests. Additionally, we experienced a decrease in the non-recurring loss on debt extinguishments of $10.3 million incurred in the comparative period. The indemnification asset write down related to the Tygris acquisition was $8.7 million in 2011. This was a decrease of $13.3 million from a write down of $22.0 million in 2010. The write down of the indemnification asset resulted from a decrease in estimated future credit losses. The carrying value of the indemnification asset was $0 as of December 31, 2011.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates			Table 9
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Provision for income taxes	$41,955	$28,785	$60,973
Effective tax rates	36.2%	35.3%	24.4%
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
For the year ended December 31, 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. For the year ended December 31, 2011, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and a $691 increase to income tax expense for the revaluation of the net unrealized built-in losses associated with the Tygris acquisition.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Provision for income taxes decreased by $32.2 million, or 53%, to $28.8 million in 2011 from $61.0 million in 2010, primarily due to a decrease in pre-tax income. Our effective tax rates were 35.3% and 24.4% in 2011 and 2010, respectively. Our effective tax rate in 2010 was reduced due to the nontaxable bargain purchase gain of $68.1 million and a $7.8 million tax benefit resulting from the revaluation of net unrealized built-in losses. Excluding the impact of the non-recurring items from the Tygris acquisition, the effective tax rate was 37% in 2010.
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
The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 10A
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Year Ended December 31, 2012
Net interest income	$471,619	$47,922	$(5,747)	$—	$513,794
Provision for loan and lease losses	27,769	4,230	—	—	31,999
Net interest income after provision for loan and lease losses	443,850	43,692	(5,747)	—	481,795
Noninterest income	105,498	264,102	172	—	369,772
Noninterest expense:
Foreclosure and OREO expense	45,049	9,336	—	—	54,385
Other credit-related expenses	4,687	24,789	14	—	29,490
All other noninterest expense	248,371	270,630	132,694	—	651,695
Income (loss) before income tax	251,241	3,039	(138,283)	—	115,997
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	5,153	—	—	—	5,153
Adoption of TDR guidance and policy change	5,982	—	—	—	5,982
MSR impairment	—	63,508	—	—	63,508
Transaction and non-recurring regulatory related expense	—	24,116	13,123	—	37,239
Adjusted income (loss) before income tax	$262,376	$90,663	$(125,160)	$—	$227,879
Total assets as of December 31, 2012	$16,119,927	$2,127,100	$166,234	$(170,383)	$18,242,878

Business Segments Selected Financial Information					Table 10B
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Year Ended December 31, 2011
Net interest income	$419,415	$39,536	$(6,641)	$—	$452,310
Provision for loan and lease losses	47,554	2,150	—	—	49,704
Net interest income after provision for loan and lease losses	371,861	37,386	(6,641)	—	402,606
Noninterest income	85,345	143,035	4,723	—	233,103
Noninterest expense:
Foreclosure and OREO expense	17,348	17,957	1	—	35,306
Other credit-related expenses	8,823	38,721	—	—	47,544
All other noninterest expense	189,889	162,508	118,948	—	471,345
Income (loss) before income tax	241,146	(38,765)	(120,867)	—	81,514
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	4,854	—	—	—	4,854
Impact of change in ALLL methodology	1,900	—	—	—	1,900
Adoption of TDR guidance and policy change	10,039	—	—	—	10,039
MSR impairment	—	39,455	—	—	39,455
Gain on repurchase of trust preferred securities	—	—	(4,693)	—	(4,693)
Decrease in fair value of Tygris indemnification asset	8,680	—	—	—	8,680
Transaction and non-recurring regulatory related expense	—	7,385	19,758	—	27,143
Adjusted income (loss) before income tax	$266,619	$8,075	$(105,802)	$—	$168,892
Total assets as of December 31, 2011	$11,658,702	$1,557,421	$99,886	$(274,331)	$13,041,678

Business Segments Selected Financial Information					Table 10C
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Year Ended December 31, 2010
Net interest income	$434,811	$38,298	$(7,769)	$—	$465,340
Provision for loan and lease losses	72,771	6,570	—	—	79,341
Net interest income after provision for loan and lease losses	362,040	31,728	(7,769)	—	385,999
Noninterest income	62,386	221,442	73,979	—	357,807
Noninterest expense:
Foreclosure and OREO expense	13,021	8,596	—	—	21,617
Other credit-related expenses	9,448	66,230	37	—	75,715
All other noninterest expense	168,436	146,031	82,134	—	396,601
Income (loss) before income tax	233,521	32,313	(15,961)	—	249,873
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	6,189	—	—	—	6,189
Bargain purchase gain on Tygris transaction	—	—	(68,056)	—	(68,056)
Gain on sale of investment securities due to portfolio repositioning	(19,900)	—	—	—	(19,900)
Gain on repurchase of trust preferred securities	—	—	(5,735)	—	(5,735)
Loss on early extinguishment of acquired debt	10,341	—	—	—	10,341
Decrease in fair value of Tygris indemnification asset	22,023	—	—	—	22,023
Transaction and non-recurring regulatory related expense	—	—	9,652	—	9,652
Adjusted income (loss) before income tax	$252,174	$32,313	$(80,100)	$—	$204,387
Total assets as of December 31, 2010	$10,117,289	$1,957,897	$49,325	$(116,625)	$12,007,886

Banking and Wealth Management

Banking and Wealth Management			Table 11
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Interest income
Interest and fees on loans and leases	$532,445	$449,627	$414,165
Interest and dividends on investment securities	80,628	106,847	159,409
Other interest income (1)	32,817	31,116	49,043
Total interest income	645,890	587,590	622,617
Interest expense
Deposits	88,760	96,985	101,381
Other borrowings	46,970	32,258	37,989
Other interest expense (2)	38,541	38,932	48,436
Total interest expense	174,271	168,175	187,806
Net interest income	471,619	419,415	434,811
Provision for loan and lease losses	27,769	47,554	72,771
Net interest income after provision for loan and lease losses	443,850	371,861	362,040
Noninterest income
Gain on sale of loans	42,606	7,970	(2,314)
Other	62,892	77,375	64,700
Total noninterest income	105,498	85,345	62,386
Noninterest expense
Salaries, commissions and employee benefits	93,482	75,813	63,386
Equipment and occupancy	49,730	35,079	21,934
Foreclosure and OREO	45,049	17,348	13,021
Other general and administrative	109,846	87,820	92,564
Total noninterest expense	298,107	216,060	190,905
Income before income taxes	$251,241	$241,146	$233,521

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Banking and Wealth Management Segment earnings increased by $10.1 million, or 4% in 2012, compared to 2011 primarily due to increases in noninterest income and net interest income, and a decrease in the provision for loan and lease losses which was partially offset by an increase in noninterest expense.
Net interest income increased by $52.2 million, or 12%, in 2012, compared to 2011 due to an increase in interest income of $58.3 million and an increase in interest expense of $6.1 million. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis.
Provision for loan and lease losses decreased by $19.8 million, or 42%, in 2012, compared to 2011 due to the addition of high credit quality originated loans in our residential first mortgages. In addition, we experienced an improvement in loan performance due to a more stable housing market.
Noninterest income increased by $20.2 million, or 24%, in 2012, compared to 2011, primarily due to an increase in gains from third party loans sales of $34.6 million in 2012. This increase is offset by decreases of $14.4 million in sales gains and credit losses from available for sale (AFS) securities. We had no sales of AFS securities during 2012. We had a $7.1 million decrease in loan servicing fees paid to our mortgage banking segment for originated loans, and a $4.5 million decrease in deposit fee income associated with our WorldCurrency® products as well as changes in valuation of WorldCurrency® deposits and related derivatives in 2012 compared to the same period in 2011.
Increased sales of GNMA loan securities that were acquired or purchased out of our servicing portfolio resulted from overall favorable rate and market conditions.
Noninterest expense increased by $82.0 million, or 38%, in 2012 compared to 2011. An increase in our foreclosure and OREO expense, other general and administrative expenses, depreciation expense, and salaries, commissions, and employee benefits drove the increase in noninterest expense.
Salaries, commissions, and employee benefits increased by $17.7 million, or 23%, in 2012, compared to 2011, due to growth in the Banking and Wealth Management segment. The warehouse finance acquisition, EverBank Commercial Finance (ECF) platform expansion, wealth management development, and shared services growth also drove headcount up by 33% as of December 31, 2012, compared to December 31, 2011.

Equipment and occupancy expense increased by $14.7 million, or 42%, in 2012, compared to 2011 primarily due to depreciation expense. An increase in our operating lease portfolio drove an increase in related depreciation expense of $11.6 million in 2012, compared to 2011.
Foreclosure and OREO expense increased by $27.7 million in 2012, compared to 2011 primarily due to the increase in foreclosure expenses attributable to an increase in mortgage pool buyout activity over the past year. At the beginning of 2012, a majority of our government reserves were reallocated to the Banking and Wealth Management as a result of the significant investment by our Banking and Wealth Management segment in whole loan acquisitions of GNMA pool buyouts. Additionally, during the third quarter of 2012, we transferred a majority of our mortgage pool buyouts to loans held for investment. Foreclosure expenses associated with our mortgage pool buyouts increased by $31.3 million in 2012 compared to 2011.
Other general and administrative expense increased by $22.0 million, or 25%, in 2012, compared to 2011. The increase in other general and administrative expense was driven by a $17.0 million increase in advertising expense in 2012, as we continue to focus on increasing our deposit base. Professional and legal expense increased by $4.7 million in 2012 due to consultant costs associated with an increase in the ECF leasing portfolio. FDIC clawback expense increased by $3.3 million in 2012, due to changes in fair value as a result of the continuing decline in market interest rates. FDIC insurance assessment and other agency fees increased by $8.7 million in 2012, compared to 2011, due to change in the fee assessment methodology and an increase in our asset base. These increases are offset by the non-recurring write-down of the Tygris indemnification asset of $8.7 million in the first quarter 2011. Additional decreases resulted from favorable changes in our other acquired indemnification asset and ECF unfunded commitments reserves.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Banking and Wealth Management segment earnings increased by $7.6 million, or 3%, in 2011 compared to 2010, primarily due to an increase in noninterest income which was offset by an increase in noninterest expense. Net interest income decreased by $15.4 million, or 4%, for the comparable period. This decrease was primarily due to a decrease of $52.6 million or 33% in interest earned on our investment securities and partially offset by an increase of $35.5 million, or 9%, in interest and fees earned on our loans and leases. The decrease in interest earned on investment securities was primarily driven by a decrease in yield on the average balance of our investment securities portfolio. The decrease in yield resulted from lower discount accretion due to a decrease in prepayment volumes and the addition of lower yielding agency securities during the 2011 period. The increase in interest and fees on loans and leases was driven by an increase in average loans and leases held for investment of $1.0 billion, or 19% and an increase in average loans and leases held for sale of $355.4 million, or 154%. The increase in average loans and leases held for investment was primarily driven by our residential mortgages, commercial and commercial real estate loans, and lease financing receivables. Average loans held for sale increased as a result of acquisitions of GNMA loans during the second half of the year. The increase in interest income is offset by a $15.1 million decrease in interest income generated from lease financing receivables. The decrease is due largely to a decrease in yield of 643 basis points to 26.2% for the twelve months ended December 31, 2011. The decrease in yield is a result of continued run off of deeply discounted receivables acquired as part of the Tygris acquisition. Additionally, intersegment revenue decreased $8.6 million, as a result of a change in transfer pricing to align interest rates with market rates.
Provision expense decreased by $25.2 million, or 35%, in 2011 compared to the 2010, primarily due to lower credit losses on our legacy commercial and commercial real estate loans held for investment, and the improvement in the performance of commercial loans over last year. The decrease is partially offset by higher provision expense due to growth in our residential portfolio. Noninterest income increased by $23.0 million, or 37%, in 2011 compared to 2010. The increase is driven primarily by an increase in the income generated from sales of loans, improved earnings from leasing operations, and an increase in deposit fee income associated with our WorldCurrency® deposit products due to increased foreign currency deposits. This increase was offset by lower gains from the sale of investment securities in our portfolio. Noninterest expense increased by $25.2 million, or 13%, in 2011 compared to 2010. This increase primarily reflects higher operating expenses as a result of the Tygris and Bank of Florida acquisitions and higher FDIC insurance premiums. Additionally, noninterest expense in 2011 includes a charge of $8.7 million from the write-off of the remaining Tygris indemnification asset, and noninterest expense in 2010 includes a write-off of the Tygris indemnification asset of $22.0 million and a charge for the extinguishment of Tygris debt of $10.3 million.

Mortgage Banking

Mortgage Banking			Table 12
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Net interest income	$47,922	$39,536	$38,298
Provision for loan and lease losses	4,230	2,150	6,570
Net interest income after provision for loan and lease losses	43,692	37,386	31,728
Noninterest income
Gain on sale of loans	246,922	65,323	68,273
Loan servicing fee income:
Loan servicing fee income	181,076	189,903	211,668
Amortization and impairment of MSR	(199,196)	(135,477)	(93,147)
Net loan servicing income (loss)	(18,120)	54,426	118,521
Other	35,300	23,286	34,648
Total noninterest income	264,102	143,035	221,442
Noninterest expense
Salaries, commissions and employee benefits	161,424	95,924	89,082
Equipment and occupancy	21,464	16,088	17,434
Professional fees	19,390	12,986	3,215
Foreclosure and OREO	9,336	17,957	8,596
Other credit-related expenses	24,789	38,721	66,230
Other general and administrative	68,352	37,510	36,300
Total noninterest expense	304,755	219,186	220,857
Income (Loss) before income taxes	$3,039	$(38,765)	$32,313
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Mortgage Banking segment earnings increased by $41.8 million in 2012, compared to 2011, primarily due to an increase in gain on sale of loans and offset by an increase noninterest expense and a decrease in loan servicing fee income.
Noninterest income increased by $121.1 million, or 85%, in 2012, compared to 2011. The increase was driven by an increase in gain on sale of loans of $181.6 million in 2012, compared to 2011. The increase was primarily driven by our mortgage lending business. Mortgage lending volume increased by $3.7 billion or 61%, to $9.6 billion in 2012, compared to 2011. HARP-driven lending volume was approximately 32% of our total mortgage lending volume in 2012. Gain on sale spreads increased 122 basis points in 2012, compared to 2011 as refinancing activity increased due to the success of government refinancing programs such as the HARP 2.0 program and the low mortgage interest rate environment.
In addition, gains from third party loan sales and changes in fair value option loans and related hedging positions increased from an increase in the volume being originated in comparison to prior periods. The volume of interest rate lock commitments increased in part due to the same reasons discussed above.
Offsetting this increase was a decrease in net loan servicing income of $72.5 million in 2012 compared to 2011 primarily due to an increase in MSR amortization and additional MSR valuation allowances as well as a decrease in loan servicing fees. Amortization expense combined with additional valuation allowances increased by $63.7 million, or 47% in 2012. Additionally, loan servicing fees declined by $8.8 million in 2012. These declines in net loan servicing income are due to increased run-off as a result of refinancing activity and a decline in servicing fees due to a decline in the UPB of the servicing portfolio.
Noninterest expense increased by $85.6 million, or 39%, in 2012, compared to 2011 primarily due to increases in salaries, commissions, and employee benefits, professional fees, and other general and administrative costs. These were partially offset by decreases in our repurchase reserve expenses and reserves related to our government-insured buyouts. Mortgage Banking segment growth drove the increase in salaries, commissions, and employee benefits with headcount increasing by 66% as of December 31, 2012, compared to December 31, 2011 due to the expansion of our retail and consumer direct production channels and our servicing default services.
Foreclosure and OREO expense decreased by $8.6 million, or 48%, in 2012, compared to 2011, due primarily to a decrease in reserves related to our government-insured buyouts. At the beginning of 2012, a majority of our government reserves were reallocated to the Banking and Wealth Management segment to match the gains earned on sales of mortgage pool buyouts. Additionally, during the third quarter of 2012, we transferred a majority of our mortgage pool buyouts to loans held for investment. Foreclosure losses on principal balances associated with some of our mortgage pool buyouts are now included in the allowance for loan and lease losses.
Professional fees increased by $6.4 million, or 49%, in 2012, compared to 2011 primarily related to consultant costs associated with regulatory compliance.
Other credit-related expenses decreased by $13.9 million, or 36%, in 2012, compared to 2011. We describe our reserves related to loans subject to representations and warranties in Note 25 in our consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."

Other general and administrative expenses increased by $30.8 million or 82%, in 2012, compared to 2011 primarily due to increased variable costs from higher mortgage originations and costs associated with the servicing portfolio resulting from default activities and regulatory requirements. Additionally corporate allocations increased due primarily to increases in technology due to Mortgage Banking segment expansion. For additional disclosure, refer to our “Analysis of Statements of Income."
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Mortgage Banking segment earnings decreased $71.1 million, or 220%, in 2011 compared to 2010, primarily due to a decrease in noninterest income earned from the loan servicing, loan production and gain on sale of loans. Net loan servicing income decreased by $64.1 million, or 54%, compared to 2010. This decrease was driven in part by a $3.3 billion, or 6% decrease in UPB, of our servicing portfolio as compared to the balance in the servicing portfolio at December 31, 2010. Additionally, net loan servicing income includes a $39.5 million charge for MSR impairment. Loan production revenue decreased by $7.9 million, or 24%, in 2011 compared to 2010 primarily as a result of a decrease in volume and lower fees associated with originating residential mortgage loans. Noninterest income earned from the gain on sale of loans decreased by $3.0 million, or 4% in 2011 compared to 2010. Decreases are offset by an increase in net interest income of $1.2 million, or 3% due primarily to increases in intersegment revenue with the Banking and Wealth Management segment. Intersegment revenue increased $8.6 million, as a result of a change in transfer pricing to align interest rates with market rates.
Corporate Services

Corporate Services			Table 13
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010
Net interest income	$(5,747)	$(6,641)	$(7,769)
Noninterest income	172	4,723	73,979
Noninterest expense
Salaries, commissions and employee benefits	76,850	61,034	49,320
Equipment and occupancy	25,243	18,740	13,909
Other general and administrative	30,615	39,175	18,942
Total noninterest expense	132,708	118,949	82,171
Loss before income taxes	$(138,283)	$(120,867)	$(15,961)
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Corporate Services segment earnings decreased by $17.4 million, or 14%, in 2012, compared to 2011. Noninterest income decreased by $4.6 million, or 96%, in 2012, compared to 2011 as the result of a gain on the repurchase of trust preferred securities recognized during the first quarter of 2011.
Noninterest expense increased by $13.8 million, or 12%, in 2012 compared to 2011 due to increases in salaries, commissions, and employee benefits and occupancy and equipment, and offset by decreases in other general and administrative costs. Headcount increased by 23% as of December 31, 2012 compared to December 31, 2011. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements. Professional fees decreased by $5.0 million, or 15% in 2012 due primarily to decreases in costs associated with IPO readiness activities. The decreases are offset by expenditures related to strategic business acquisitions. Additionally, corporate allocations decreased by $6.1 million in 2012. Increased costs were allocated to other business segments which are associated with company-wide IT initiatives.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Corporate Services recorded noninterest income of $4.7 million in 2011. This was composed of a $4.7 million gain on extinguishment of trust preferred securities. In addition, Corporate Services noninterest expense increased $36.8 million, or 45%, in 2011 compared to 2010, primarily due to an increase in general and administrative expenses. We experienced a $20.2 million, or 107%, increase in general and administrative expenses. In addition, we had increases of $11.7 million, or 24%, in salaries and other employee benefits, and $4.8 million, or 35%, in occupancy and equipment expense. The increase in general and administrative expenses is driven primarily by an increase in legal and professional fees as a result of our IPO, legal and regulatory compliance, and additional consulting arrangements. Additionally, salaries, commissions, and other employee benefits increased as a result of headcount increases. Total headcount increased 24% in 2011 compared to 2010.
Analysis of Statements of Condition
Investment Securities
Our overall investment strategy focuses on acquiring investment-grade senior mortgage-backed securities backed by seasoned loans with high credit quality and credit enhancements to generate earnings in the form of interest and dividends while offering liquidity, credit and interest rate risk management opportunities to support our asset and liability management strategy. Within our investment strategy, we also utilize highly rated structured products including Re-securitized Real Estate Mortgage Investment Conduits (Re-REMICs) for the added protection from credit losses and ratings deteriorations that accompany alternative securities. All securities investments satisfy our internal guidelines for credit profile and generally have a relatively short duration which helps mitigate interest rate risk arising from changes in market interest rates.
Available for sale securities are used as part of our asset and liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

The following table sets forth the fair value of investment securities classified as available for sale and the amortized cost of investment securities held to maturity as of December 31, 2012, 2011, and 2010:

Investment Securities Carrying Value			Table 14

(dollars in thousands)	2012	2011	2010
Available for sale (at fair value):
Residential collateralized mortgage obligation (CMO) securities — agency	$69	$104	$148
Residential CMO securities — nonagency	1,611,775	1,895,818	2,032,663
Residential mortgage-backed securities (MBS) — agency	241	338	540
Other	7,793	7,662	8,254
Total investment securities available for sale	1,619,878	1,903,922	2,041,605
Held to maturity (at amortized cost):
Residential CMO securities — agency	106,346	159,882	6,800
Residential MBS — agency	31,901	19,132	20,959
Other	4,987	10,504	5,169
Total investment securities held to maturity	143,234	189,518	32,928
Total investment securities	$1,763,112	$2,093,440	$2,074,533
The amortized cost and fair value of debt securities at December 31, 2012 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, including CMO, securities, are disclosed separately in the table below, as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities			Table 15

(dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale:
Asset-backed securities
After ten years	$9,461	$7,526	1.55%
Residential CMO securities — agency	63	69	6.01%
Residential CMO securities — nonagency	1,577,270	1,611,775	3.88%
Residential MBS securities — agency	226	241	3.52%
Equity securities	77	267
	1,587,097	1,619,878
Held to maturity:
Corporate securities
After ten years	4,987	2,979	3.57%
Residential CMO securities — agency	106,346	109,843	3.12%
Residential MBS securities — agency	31,901	33,887	3.55%
	143,234	146,709
	$1,730,331	$1,766,587

We have historically utilized the investment securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, credit and interest rate risk management and asset diversification. Securities available for sale are used as part of our asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements. The principal categories of our investment portfolio are set forth below.
Residential — Agency
At December 31, 2012, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $106.4 million, or 6%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $32.1 million, or 2%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
Our residential agency CMO securities decreased by $53.6 million, or 33%, to $106.4 million at December 31, 2012 from $160.0 million at December 31, 2011 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $12.7 million, or 65%, to $32.1 million at December 31, 2012, from $19.5 million at December 31, 2011 primarily due to purchases of additional securities.

Residential — Nonagency
At December 31, 2012, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.6 billion, or 91% of our investment securities portfolio. Our residential nonagency CMO securities decreased by $284.0 million, or 15%, to $1.6 billion at December 31, 2012, from $1.9 billion at December 31, 2011 primarily due to reductions in amortized cost resulting from principal payments received partially offset by purchases of additional securities as well as reductions in the fair market value of the securities held.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $1.1 billion, or 68%, of our residential nonagency CMO investment securities at December 31, 2012.
We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At December 31, 2012, the portfolio carried a weighted average Fair Isaac Corporation (FICO) score of 731, an amortized loan-to-value ratio (LTV) of 66%, and was seasoned 87 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the year ended December 31, 2012, there were no sales of residential agency and nonagency CMO securities. During 2011, we sold residential agency and nonagency CMO securities with a par value of $653.8 million and recorded net securities gains totaling $15.9 million. The securities were sold in the interest of maintaining a high quality portfolio. We do not currently plan to substantially increase our future investments in nonagency residential CMO securities.
Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at December 31, 2012 and 2011:

Loans Held for Sale		Table 16

(dollars in thousands)	2012	2011
Mortgage warehouse (carried at fair value)	$1,452,236	$761,818
Government insured pool buyouts	96,635	1,939,114
Other	539,175	24,354
	$2,088,046	$2,725,286
At December 31, 2012, our government insured pool buyout loans totaled $96.6 million, or 5%, of our total loans held for sale portfolio. During the year ended December 31, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment. Due to the unpredictability of the success of certain new government programs in the prior year, we were not able to assert to the intent to hold for the foreseeable future. As we have seen the effect of these programs on our government insured pool buyout portfolio, we are now able to assert to the intent to hold for the foreseeable future.
During the year ended December 31, 2012, we transferred $591.4 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At December 31, 2012, we retained $99.1 million of these GNMA securities that were transferred and are included in the loans held for sale balance above as we retained effective control of these assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
At December 31, 2012, our mortgage warehouse loans totaled $1.5 billion, or 70%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans increased by $690.4 million from December 31, 2011 due to elevated refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 17

(dollars in thousands)	2012	2011
30 days or less	$898,908	$431,880
31- 90 days	486,419	310,326
Greater than 90 days	66,909	19,612
	$1,452,236	$761,818
Subsequent to December 31, 2012, we sold $37.8 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $29.1 million of warehouse loans were made up of conforming or government product and were current as of December 31, 2012.

Our other loans held for sale totaled $539.2 million, or 26%, of our total loans held for sale portfolio. Other loans increased $514.8 million, from $24.4 million at December 31, 2011 due to a change in strategy on certain originated longer duration, jumbo preferred loans. We have a history of originating high credit quality loans that are attractive to other market participants due to current increased demand in the secondary markets for these loans. These jumbo preferred loans made up $526.0 million, or 98.0%, of our other loans held for sale loan category and are current as of December 31, 2012.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at December 31, 2012, 2011, 2010, 2009, and 2008:

Loans and Leases Held for Investment									Table 18

	2012		2011		2010		2009		2008
(dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Residential mortgages
Residential	$3,949,284	31.5%	$3,727,542	57.2%	$2,790,512	45.8%	$2,619,248	62.9%	$3,074,550	66.7%
Government insured pool buyouts	2,759,464	22.1%	829,299	12.7%	1,392,273	22.7%	605,899	14.5%	478,948	10.4%
Commercial and commercial real estate	4,771,768	38.2%	1,165,384	17.9%	1,230,128	20.2%	707,841	17.0%	799,916	17.4%
Lease financing receivables	836,935	6.7%	588,501	9.0%	451,443	7.4%	—	—	—	—
Home equity lines	179,600	1.4%	200,112	3.1%	224,627	3.7%	227,106	5.5%	249,700	5.4%
Consumer and credit card	8,038	0.1%	8,443	0.1%	10,285	0.2%	5,781	0.1%	6,489	0.1%
	12,505,089	100.0%	6,519,281	100.0%	6,099,268	100.0%	4,165,875	100.0%	4,609,603	100.0%
Allowance for loan and lease losses	(82,102)		(77,765)		(93,689)		(93,178)		(32,653)
	$12,422,987		$6,441,516		$6,005,579		$4,072,697		$4,576,950
The balances presented above include:
Net purchased loan and lease discounts	$164,132		$237,170		$393,014		$108,289		$125,527
Net deferred loan and lease origination costs	$25,275		$19,057		$10,861		$7,576		$9,390
The following table shows the contractual maturities, including scheduled principal repayments, of our commercial portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2012:

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates(1)				Table 19

	Due in One Year	Due After One to	Due After
(dollars in thousands)	or Less	Five Years(2)	Five Years(2)	Total
HFI Commercial and Commercial Real Estate(3)	$1,307,825	$1,013,339	$2,450,604	$4,771,768

(1)	Based on contractual maturities.

(2)	As of December 31, 2012, loans maturing after one year consisted of $993.4 million in variable rate loans and $2,470.6 million in fixed rate loans.

(3)	Calculated net recorded investment does not include $39.9 million in ALLL.

Residential Mortgage Loans
At December 31, 2012, our residential mortgage loans totaled $3.9 billion, or 31%, of our total held for investment loan and lease portfolio. We primarily offer our clients residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $221.7 million, or 6%, to $3.9 billion at December 31, 2012 from $3.7 billion at December 31, 2011. This increase resulted from organic production of portfolio products and strategic acquisitions of high quality jumbo ARM products and conventional loans.
For the years ended December 31, 2012 and 2011, we did not originate negative amortizing loans. The principal balance of interest-only loans for the years ended December 31, 2012 and 2011 was $1,952,207 and $1,902,455, respectively. Our residential loans with interest-only features consist of organic originations for portfolio and targeted loan acquisitions, focused on financially sophisticated, mass-affluent customers that utilize the interest-only structure for wealth management. The underwriting process for this product focuses on high FICO scores and low LTV lending with a detailed review of the borrower's assets and liquidity ratio. As of December 31, 2012, over 50% of our interest-only loans had an original LTV of less than 65%.
Government Insured Buyouts
At December 31, 2012, our government insured buyout loan portfolio totaled $2.8 billion, or 22%, of our total loans held for investment portfolio. During the year ended December 31, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment from loans held for sale. See Loans Held for Sale for additional information regarding the transfer.
We have a history of servicing FHA loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased). For banks like EverBank, with cost effective sources of short term capital, this strategy represents a very attractive return with limited additional investment risk.
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
Duration is a potential risk of holding these loans and exposes us to interest rate risk and the risk of a funding mismatch. In most cases, acquired loans or loans purchased out of our servicing assets are greater than 89 days past due upon purchase. Loans that go through foreclosure have an expected duration of one to two years, depending on the state’s servicing timelines. Bankruptcy proceedings and loss mitigation requirements could extend the duration of these loans. Extensions for these reasons do not impact the insurance or guarantee and are modeled into the acquisition price.
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
Commercial and Commercial Real Estate Loans
At December 31, 2012, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $4.8 billion, or 38% of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $3.6 billion, to $4.8 billion at December 31, 2012 from $1.2 billion at December 31, 2011 primarily due to the warehouse finance and BPL acquisitions. Additional increases resulted from new originations within our commercial and commercial real estate loans portfolio. Refer to Note 4 in our consolidated financial statements for additional information on the warehouse finance and BPL acquisitions.
Lease Financing Receivables
Lease financing receivables increased by $248.4 million, or 42%, to $836.9 million, or 7% of our total held for investment loan and lease portfolio at December 31, 2012 from $588.5 million at December 31, 2011. The increase was due to new lease originations, which were partially offset by paydowns of existing leases. Our leases generally consist of short-term and medium-term leases and loans secured by office equipment, office technology systems, healthcare and other essential-use small business equipment. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded as EverBank Commercial Finance.
Home Equity Lines
At December 31, 2012, our home equity lines totaled $179.6 million, or 1% of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $20.5 million, or 10%, to $179.6 million at December 31, 2012 from $200.1 million million at December 31, 2011, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At December 31, 2012, consumer and credit card loans, in the aggregate, totaled $8.0 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the years ended December 31, 2012, 2011, and 2010:

Change in Mortgage Servicing Rights			Table 20

(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$489,496	$573,196	$503,646
Acquired servicing rights	14,445	—	92,588
Originated servicing rights capitalized upon sale of loans	76,238	56,268	71,804
Amortization	(137,433)	(96,022)	(93,147)
Increase in valuation allowance, net	(63,508)	(39,455)	—
Other	(3,379)	(4,491)	(1,695)
Balance, end of period	$375,859	$489,496	$573,196
Valuation allowance:
Balance, beginning of period	$39,455	$—	$—
Increase in valuation allowance	68,206	39,455	—
Recoveries	(4,698)	—	—
Balance, end of period	$102,963	$39,455	$—
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $20.0 million, or 35%, during the year ended December 31, 2012 compared to the same period in 2011. The increase is primarily due to increased mortgage lending volume of $3.6 billion during the year ended December 31, 2012 compared to the same period in 2011.
Amortization expense increased by $41.4 million, or 43%, during the year ended December 31, 2012 compared to the same period in 2011. The increase in amortization expense is due to refinancing activity resulting in higher prepayment speeds compared to the same period in 2011. The increase in prepayment speeds is attributable to borrowers taking advantage of the historically low rate environment and government sponsored programs. Annualized amortization rates as of December 31, 2012, 2011, and 2010 approximated 31.47% , 22.36%, and 17.87% respectively.
We acquired $14.4 million of commercial servicing rights in connection with the BPL acquisition in October 2012 compared to no acquisitions for the year ended December 31, 2011. During the year ended December 31, 2010, we had two acquisitions of servicing rights totaling $92.6 million.
An increase in expected portfolio prepayment speeds due to the success of the government's HARP program along with an increase of credit eligible borrowers due to further declines in mortgage rates were the primary causes of the additional valuation allowance of $63.5 million during the year ended December 31, 2012. At December 31, 2012, we estimate that approximately 24.3% of our portfolio was eligible to refinance under the HARP program or was credit eligible and in the money due to low interest rates. As such, near term annualized prepayment speeds were estimated at 27.3%.
Other Assets
The following table sets forth other assets by category as of December 31, 2012 and 2011:

Other Assets		Table 21

(dollars in thousands)	2012	2011
Foreclosure claims receivable, net of allowance of $11,721 and $2,537, respectively	$196,952	$69,572
Servicing advances, net of allowance of $11,518 and $17,082, respectively	125,118	94,229
Accrued interest receivable	82,965	78,167
Other real estate owned, net of allowance of $16,051 and $15,031, respectively	55,277	62,120
Corporate advances, net	47,778	44,120
Goodwill	46,859	10,238
Margin receivable, net	40,260	170,656
Fair value of derivatives, net	33,261	47,693
Prepaid assets	8,841	12,463
Intangible assets, net	7,921	7,404
Other	57,833	50,134
	$703,065	$646,796

Other assets increased $56.3 million to $703.1 million at December 31, 2012 from $646.8 million at December 31, 2011. The increase was driven primarily by increases in foreclosure claims receivable, goodwill, and servicing advances partially offset by a decrease in margin receivable.
Foreclosure claims receivable increased by $127.4 million, or 183%,during the year ended December 31, 2012 compared to the same period in 2011. The increase is primarily attributable to increased investment in mortgage pool buyouts, which are purchased early in the default cycle and recorded as foreclosure claims receivable once it is determined that the loan will not re-perform and the Company files a claim with the insuring governmental agency.
Goodwill increased by $36.6 million, or 358%, during the year ended December 31, 2012 compared to the same period in 2011. The increase is attributable to the acquisition of BPL for which $36.6 million of goodwill was recorded following the allocation of the purchase price to all identifiable assets and liabilities acquired. See Note 4 for more information regarding the acquisition.
Servicing advances increased by $30.9 million, or 33%, during the year ended December 31, 2012 compared to the same period in 2011. The increase is primarily attributable to an increase in escrow advances associated with acquired, delinquent mortgage pool buyouts.
Margin receivable decreased by $130.4 million, or 76%, during the year ended December 31, 2012 compared to the same period in 2011. The decrease is primarily attributable to the change in accounting principle whereby derivative positions and the related collateral associated with a master netting agreement are netted in the consolidated balance sheet. See Notes 1 and 23 in our consolidated financial statements for more information related to this change in accounting principle.
Deferred Tax Asset
Our net deferred tax asset increased $19.2 million, to $170.9 million at December 31, 2012 from $151.6 million at December 31, 2011. See Note 19 in our consolidated financial statements for more information on taxes.
Goodwill
Our total goodwill as of December 31, 2012 increased $36.6 million to $46.9 million at December 31, 2012 from $10.2 million at December 31, 2011. The increase is due to the BPL acquisition which was finalized during the fourth quarter of 2012. See Note 4 in our consolidated financial statements for additional information relating to the BPL acquisition.
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
Discounts on Acquired Loans and Lease Financing Receivables
For acquired credit-impaired, or ACI, loans accounted for under ASC 310-30, we periodically reassess cash flow expectations at a pool or loan level. In the case of improving cash flow expectations for a particular loan or pool of loans, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan or lease losses following the allowance for loan loss framework. For more information on ACI loans accounted for under ASC 310-30, see Note 7 in our consolidated financial statements.

The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at December 31, 2012 and 2011:

Carrying Value of ACI Loans			Table 22
(dollars in thousands)	Bank of Florida	Other	Total
Under ASC 310-30
2012
UPB or contractual net investment	$520,873	$913,020	$1,433,893
Plus: contractual interest due or unearned income	214,682	753,274	967,956
Contractual cash flows due	735,555	1,666,294	2,401,849
Less: nonaccretable difference	147,191	663,561	810,752
Less: Allowance for loan losses	16,789	5,175	21,964
Expected cash flows	571,575	997,558	1,569,133
Less: accretable yield	99,201	121,207	220,408
Carrying value	$472,374	$876,351	$1,348,725
Carrying value as a percentage of UPB or contractual net investment	91%	96%	94%
2011
UPB or contractual net investment	$685,967	$543,240	$1,229,207
Plus: contractual interest due or unearned income	267,879	470,601	738,480
Contractual cash flows due	953,846	1,013,841	1,967,687
Less: nonaccretable difference	179,342	421,446	600,788
Less: Allowance for loan losses	11,638	4,351	15,989
Expected cash flows	762,866	588,044	1,350,910
Less: accretable yield	141,750	65,973	207,723
Carrying value	$621,116	$522,071	$1,143,187
Carrying value as a percentage of UPB or contractual net investment	91%	95%	93%
In the Bank of Florida ACI portfolio, an impairment charge of $5.2 million was recognized for the year ended December 31, 2012 due to a reduction in cash flow expectations in certain pools of loans. During the year ended December 31, 2012, we reclassified $7.8 million to nonaccretable difference from accretable yield as a result of this reduction in cash flows.
In our other ACI portfolio, additional impairment of $0.8 million was recognized for the year ended December 31, 2012. Within this portfolio, we reclassified $9.2 million to accretable yield as there was an increase in expected cash flows in certain pools of loans.
For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at December 31, 2012 and 2011:

Recorded Investment of Non-ACI Loans and Leases				Table 23
(dollars in thousands)	Bank of Florida	Tygris	Other	Total
Under ASC 310-20
2012
UPB or contractual net investment	$44,019	$93,042	$3,069,948	$3,207,009
Less: net purchase discount	15,424	17,841	89,595	122,860
Recorded investment	$28,595	$75,201	$2,980,353	$3,084,149
Recorded investment as a percentage of UPB or contractual net investment	65%	81%	97%	96%
2011
UPB or contractual net investment	$58,519	$225,794	$2,067,453	$2,351,766
Less: net purchase discount	16,959	49,708	80,720	147,387
Recorded investment	$41,560	$176,086	$1,986,733	$2,204,379
Recorded investment as a percentage of UPB or contractual net investment	71%	78%	96%	94%
Our non-ACI portfolio for Bank of Florida consists of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. During the year ended December 31, 2012, there was not a significant change in the amount of purchase discount in this portfolio as there was normal accretion of the discount and nominal charge-offs for the period. Charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and lease losses.
Our non-ACI portfolio for Tygris consists of leases that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to the Tygris portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the leases as recorded by Tygris prior to acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the year ended ended December 31, 2012, we recognized $31.3 million in discount accretion through interest income and had charge-offs of $0.6 million. Charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and leases losses.
Our remaining non-ACI portfolio includes loans we have strategically acquired over the years. During the year ended December 31, 2012, we recognized $10.4 million in related premiums, $12.5 million in discount accretion through interest income, and had no charge-offs. Additionally, during the year ended December 31, 2012, we changed our intent with respect to certain mortgage pool buyouts and determined that we will hold these loans into the foreseeable future. We transferred these loans to our held for investment portfolio from held for sale. See" Government Insured Buyouts" in "Analysis of Statements of Condition." We transferred these loans to our held for investment portfolio from held for sale at the lower of cost or market and, as a result, transferred $31.5 million of purchase discounts.  See "Government Insured Buyouts" in "Analysis of Statements of Condition."  Similar to the other portfolios, we monitor each pool of loans and leases purchased for the need of an allowance in addition to our acquired purchase discount and record an allowance for losses through provision for loan and lease losses.
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
For purposes of disclosure in the table below, we exclude government-insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans from non-performing status because we expect to fully collect their new carrying value which reflects significant purchase discounts. If our expectation of reasonably estimable future cash flows deteriorates, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.
Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. Loans restructured with terms and at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.

The following table sets forth the composition of our NPA, including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets(1)					Table 24
	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans and leases:
Residential mortgages	$73,752	$81,594	$53,719	$52,820	$32,942
Commercial and commercial real estate	76,289	104,829	153,024	136,924	85,130
Lease financing receivables	2,010	2,385	3,755	—	—
Home equity lines	4,246	4,251	2,420	5,149	5,167
Consumer and credit card	332	419	920	58	1
Total non-accrual loans and leases	156,629	193,478	213,838	194,951	123,240
Accruing loans 90 days or more past due	—	6,673	1,754	1,362	104
Total non-performing loans (NPL)	156,629	200,151	215,592	196,313	123,344
Other real estate owned (OREO)	40,492	42,664	37,450	24,087	18,010
Total non-performing assets (NPA)	197,121	242,815	253,042	220,400	141,354
Troubled debt restructurings (TDR) less than 90 days past due	90,094	92,628	70,173	95,482	48,768
Total NPA and TDR(1)	$287,215	$335,443	$323,215	$315,882	$190,122
Total NPA and TDR	$287,215	$335,443	$323,215	$315,882	$190,122
Government-insured 90 days or more past due still accruing	1,729,877	1,570,787	553,341	589,842	428,630
Loans and leases accounted for under ASC 310-30:
90 days or more past due	79,984	149,743	195,425	—	—
OREO	16,528	19,456	19,166	—	—
Total regulatory NPA and TDR	$2,113,604	$2,075,429	$1,091,147	$905,724	$618,752

Adjusted credit quality ratios: (1)
NPL to total loans	1.08%	2.18%	2.98%	3.67%	2.25%
NPA to total assets	1.08%	1.86%	2.11%	2.73%	2.01%
NPA and TDR to total assets	1.57%	2.57%	2.69%	3.92%	2.70%
Credit quality ratios including government-insured loans and loans and leases accounted for under ASC 310-30:
NPL to total loans	13.55%	20.95%	13.31%	14.68%	10.05%
NPA to total assets	11.09%	15.20%	8.50%	10.05%	8.09%
NPA and TDR to total assets	11.59%	15.91%	9.09%	11.24%	8.78%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government-insured pool buyout loans for which payment is insured by the government. We also exclude loans, leases and foreclosed property accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans, leases and foreclosed property.

At December 31, 2012, total NPL were $156.6 million, or 1.08% of total loans, down $43.5 million from $200.2 million, or 2.2% of total loans, at December 31, 2011.
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
In addition to the problem loans described above, as of December 31, 2012, we had special mention loans and leases totaling $91.0 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases increased by $4.9 million, or 6%, to $91.0 million at December 31, 2012, from $86.2 million at December 31, 2011. Loans and leases rated as special mention totaled $91.0 million, or 0.6% of the total loan portfolio and 0.7% of the noncovered loan portfolio at December 31, 2012, including $32.8 million acquired from Bank of Florida and $44.0 million acquired in the BPL acquisition.
During 2012, $10.7 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $4.7 million was included in net interest income during 2012.
Analysis for the Allowance for Loan and Lease Losses
The following table allocates the allowance for loan and lease losses by category:

Allowance for Loan and Lease Losses										Table 25
	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$33,631	41.0%	$43,454	55.9%	$46,584	49.7%	$56,653	60.8%	$14,920	45.7%
Commercial and commercial real estate	39,863	48.5%	28,209	36.3%	33,490	35.8%	26,576	28.5%	11,193	34.3%
Lease financing receivables	3,181	3.9%	3,766	4.8%	2,454	2.6%	—	—	—	—
Home equity lines	5,265	6.4%	2,186	2.8%	10,907	11.6%	9,651	10.4%	6,244	19.1%
Consumer and credit card	162	0.2%	150	0.2%	254	0.3%	298	0.3%	296	0.9%
	$82,102	100%	$77,765	100%	$93,689	100%	$93,178	100%	$32,653	100%
The ALLL represents our estimate of probable and reasonably estimable credit losses inherent in loans and leases held for investment as of the balance sheet date.
Our methodology for assessing the adequacy of the ALLL includes segmenting loans in the portfolio by product type. The portfolio includes risk characteristics related to each segment, such as loan type and guarantees, as well as borrower type and geographic location. For these measurements, we use assumptions and methodologies that are relevant to estimating the level of impairment and probable losses in the loan portfolio. To the extent the data supporting such assumptions has limitations, management’s judgment and experience play a key role in recording allowance estimates. Management must use judgment in establishing metrics and assumptions related to a modeling process. The models and assumptions used to determine the allowance are reviewed and validated to ensure theoretical foundation, integrity, computational accuracy and sound reporting practice.
Residential mortgages, lease financing receivables, home equity lines and consumer and credit cards each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability and intent to repay and the value of the underlying collateral. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status.
Individual loans and leases considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan or lease type, length of delinquency, insufficient collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information, such as Broker Price Opinions. Updated financial information on commercial and commercial real estate loans is also obtained from the borrower at least annually, or more frequently if the loan becomes delinquent. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans held for investment for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 were 0.31%, 1.02%, 1.46%, 1.35%, and 0.41%, respectively.
The ALLL totaled $82.1 million at December 31, 2012, an increase of $4.3 million from December 31, 2011 primarily due to growth in our commercial and commercial real estate portfolios. The ALLL totaled $77.8 million at December 31, 2011, a decrease of $15.9 million from December 31, 2010 primarily due to lower provision expense as a function of decreased gross charge offs for commercial and commercial real estate portfolios partially offset by an increase in gross charge offs in residential portfolios. The ALLL totaled $93.7 million at December 31, 2010, an increase of $0.5 million from December 31, 2009, primarily due to an increase in charge-offs for residential mortgages.
Factors considered in the calculation of the allowance for loan and lease losses not accounted for under ASC 310-30 include several quantitative and qualitative factors such as historical loss experience, trends in delinquency, changes in portfolio composition and underwriting standards, concentrations, experience and ability of management, and general economic trends along with other external factors. We analyze the loan portfolio at least quarterly to assess the overall level of the ALLL and non-accretable discounts. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends.

The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 26
	December 31, 2012			December 31, 2011
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$28,456	$5,175	$33,631	$37,990	$5,464	$43,454
Commercial and commercial real estate	23,074	16,789	39,863	17,684	10,525	28,209
Lease financing receivables	3,181	—	3,181	3,766	—	3,766
Home equity lines	5,265	—	5,265	2,186	—	2,186
Consumer and credit card	162	—	162	150	—	150
Total ALLL	$60,138	$21,964	$82,102	$61,776	$15,989	$77,765
ALLL as a percentage of loans and leases held for investment	0.54%	1.60%	0.66%	1.15%	1.38%	1.19%

Residential mortgages	$5,843,136	$865,612	$6,708,748	$3,943,046	$613,795	$4,556,841
Commercial and commercial real estate	4,266,691	505,077	4,771,768	620,003	545,381	1,165,384
Lease financing receivables	836,935	—	836,935	588,501	—	588,501
Home equity lines	179,600	—	179,600	200,112	—	200,112
Consumer and credit card	8,038	—	8,038	8,443	—	8,443
Total loans and leases held for investment	$11,134,400	$1,370,689	$12,505,089	$5,360,105	$1,159,176	$6,519,281
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $5.8 billion, or 108%, to $11.1 billion at December 31, 2012 from $5.4 billion at December 31, 2011. The growth is primarily attributable to new originations and strategic acquisitions in both residential mortgages and commercial and commercial real estate.
The recorded investment in residential mortgages, excluding ACI loans, increased by $1.9 billion, or 48%, to $5.8 billion at December 31, 2012, from $3.9 billion at December 31, 2011. During the year ended December 31, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment. See "Loans Held for Sale" section for additional information regarding the transfer. The ALLL for residential mortgages, excluding ACI loans, decreased by $9.5 million, or 25%, to $28.5 million at December 31, 2012, from $38.0 million at December 31, 2011 as a result of the addition of high performing loans and improving delinquency trends. New originations of $1.1 billion in UPB along with the acquisition of $783.5 million of UPB of high credit quality whole loans during the year ended December 31, 2012 contributed to the improving trends. Charge-off activity for residential mortgages decreased 48% to $19.2 million for the year ended December 31, 2012 from $36.7 million for year ended December 31, 2011. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $3.6 billion, or 588%, to $4.3 billion at December 31, 2012, from $620.0 million at December 31, 2011. The increase is due to the acquisition of the BPL and warehouse lending portfolios along with organic growth in our commercial real estate during the year ended December 31, 2012. The acquisition of BPL on October 1, 2012 added $2.3 billion of commercial real estate loans. The warehouse lending portfolio is characterized by large revolving lines with current outstanding balances of $969.9 million as of December 31, 2012.
The ALLL for commercial and commercial real estate, excluding ACI loans, increased by 30%, to $23.1 million at December 31, 2012, from $17.7 million at December 31, 2011. The reserve on loans collectively evaluated for impairment increased by 50%, to $17.5 million at December 31, 2012, from $11.7 million at December 31, 2011. The reserves on loans individually evaluated for impairment decreased by 8% to $5.6 million at December 31, 2012, from $6.0 million at December 31, 2011. The outstanding balance of loans individually evaluated for impairment decreased by 35% from December 31, 2011 to December 31, 2012.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.5% as of December 31, 2012 compared with 2.9% at December 31, 2011. The decreased coverage ratio is due to improvement in our credit quality of loans along with growth in the portfolio due to the BPL and warehouse lending acquisitions as well as new originations. Newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened period may be used which is more reflective of expected future losses. At December 31, 2012, three segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 8, 7 and 5 quarters as compared with 11, 8 and 4 quarters used at December 31, 2011. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate decreased by 56% to $8.6 million for the year ended December 31, 2012, from $19.4 million for the year ended December 31, 2011. Loan delinquency is one of the leading indicators of credit quality. As of December 31, 2012, 1.8% of the recorded investment in commercial and commercial real estate was past due as compared to 10.6% as of December 31, 2011.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the years ended December 31, 2012 and 2011:

Allowance for Loan and Lease Losses Activity					Table 27
	Year Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
ALLL, beginning of period	$77,765	$93,689	$93,178	$32,653	$11,746
Charge-offs:
Residential mortgages	19,226	36,664	19,730	8,351	3,482
Commercial and commercial real estate	8,597	19,446	46,168	47,930	11,121
Lease financing receivables	3,671	5,371	6,050	—	—
Home equity lines	3,295	5,806	7,540	5,219	2,009
Consumer and credit card	163	193	610	156	156
Total charge-offs	34,952	67,480	80,098	61,656	16,768
Recoveries:
Residential mortgages	650	46	267	244	10
Commercial and commercial real estate	6,056	2,028	598	6	11
Lease financing receivables	275	116	2	—	—
Home equity lines	248	24	187	17	9
Consumer and credit card	61	35	214	2	2
Total recoveries	7,290	2,249	1,268	269	32
Net charge-offs	27,662	65,231	78,830	61,387	16,736
Provision for loan and lease losses	31,999	49,704	79,341	121,912	37,278
Other	—	(397)	—	—	365
ALLL, end of period	$82,102	$77,765	$93,689	$93,178	$32,653
Net charge-offs to average loans and leases held for investment	0.31%	1.02%	1.46%	1.35%	0.41%
Net charge-offs for the year ended December 31, 2012 totaled $27.7 million, down $37.6 million over the year ended December 31, 2011. Net charge-offs for 2011 totaled $65.2 million, down $13.6 million from 2010. These decreases in net charge-offs is primarily a result of stabilizing property values of the commercial real estate portfolio. Net charge-offs for 2010 totaled $78.8 million, up $17.4 million over 2009. Net charge-offs increased from $16.7 million in 2008 to $61.4 million in 2009. Residential mortgage net charge-offs for the year ended December 31, 2012 totaled $18.6 million. Residential mortgage net charge-offs for 2011 totaled $36.6 million. Residential mortgages experienced increasing levels of net charge-offs from 2008 to 2012, growing from $3.5 million to $18.6 million, respectively.
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
Although we structure all of our loan sales as non-recourse sales, the underlying sale agreements require us to make certain market standard representations and warranties at the time of sale, which may vary from agreement to agreement. Such representations and warranties typically include those made regarding the existence and sufficiency of file documentation, credit information, compliance with underwriting guidelines and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. We have exposure to potential loss because, among other things, the representations and warranties we provide purchasers typically survive for the life of the loan.
Beginning in 2009, higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector, caused investors to carefully examine and re-underwrite credit files for those loans in default to determine if here had been a breach of a representation or a warranty in the sale agreement. Investors have most often cited income and employment misrepresentations as the grounds for us to repurchase loans.
Upon receipt of a repurchase demand from an investor, we review the allegations and re-underwrite the loan. We also verify any third-party information included as support for the repurchase demand. In certain cases, we may request the investor to provide additional information to assist us in our determination whether to repurchase the loan.
Upon completion of our own internal investigation as to the validity of a repurchase claim, our findings are discussed by senior management and subject-matter experts as part of our loan repurchase subcommittee. If the subcommittee determines that we are obligated to repurchase a loan, such recommendation is presented to executive management for review and approval.
If it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties, or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, we generally have an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, which we refer to collectively as the Repurchase Price, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. Our obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. For example, if an investor has already liquidated the mortgage loan, the investor no longer has a mortgage asset that we could repurchase.
Of the three courses of action described above, a loan repurchase is the only remedy where we will place the loan asset that is the subject of the repurchase demand on our balance sheet. In the case of indemnification, the investor still owns the loan asset and we indemnify the investor for losses incurred resulting from our breach of a representation and warranty. In the case of a make-whole payment, the investor or subsequent purchaser of a loan asset has liquidated the loan and there is no loan asset for us to repurchase. We are simply obligated to make the investor whole for losses incurred between the initial purchase price and the liquidation price, and related costs.
At the time we repurchase a loan, we determine whether to hold the loan for sale or for investment. If the loan is sellable on the secondary market, we may elect to do so. If the loan is not sellable on the secondary market or there are other reasons why we would elect to retain the loan, we will service the asset to minimize our losses. This may include, depending on the status of the loan at the time of repurchase, modifying the loan, or foreclosure on the loan and subsequent liquidation of the mortgage property.
When we sell residential mortgage loans on the secondary mortgage market, our repurchase obligations are typically not limited to any specific period of time. Rather, the contractual representations and warranties we make on these loans survive indefinitely for the life of the loan.
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors that have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to prepayment and default protection was $178.2 million at December 31, 2012.  Total originations of community reinvestment loans sold under the State of Florida housing program was minimal.
As of December 31, 2012, we had 266 active repurchase requests. We have summarized the activity for the years ended December 31, 2012, 2011, and 2010 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity (2)			Table 28

	2012	2011	2010
Agency	121	176	77
Agency Aggregators / Non-GSE (1)	316	316	312
Repurchase requests received	437	492	389
Agency	92	111	36
Agency Aggregators / Non-GSE (1)	177	163	98
Requests successfully defended	269	274	134
Agency	53	51	23
Agency Aggregators / Non-GSE (1)	112	81	66
Loans repurchased, indemnified or made whole	165	132	89

Net realized losses on loan repurchases
(dollars in thousands)
Agency	$4,766	$3,202	$1,068
Agency Aggregators / Non-GSE (1)	12,867	9,240	10,449
Net realized losses on loan repurchases	$17,633	$12,442	$11,517
Years of origination of loans repurchased	2000-2012	2001-2011	2003-2010

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.

(2)	In 2012, we updated our methodology for calculating the categories above. As a result, historical periods have been updated to provide comparable information.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 29
Losses to date	2004-2005	2006-2008	2009-2012	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$11,977,829	$25,705,565	$49,017,592
Request rate	0.35%	2.13%	0.31%	0.79%
Requests received	178	1,224	351	1,753

Pending requests	16	224	25	265
Resolved requests	162	1,000	326	1,488
Repurchase rate	43%	41%	29%	39%

Loans repurchased	69	410	94	573
Average loan size	$222	$209	$226	$221
Loss severity	11%	48%	28%	38%

Losses realized	$1,636	$40,632	$6,093	$48,361
Losses realized (bps)	1.4	33.9	2.4	9.9
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to falsified employment documents and/or verifications, occupancy, credit and/or stated income. Additionally, in the same time period we received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults, or EPDs, generally surface sooner, typically within six (6) months of selling the loan to an investor. Historically, we have sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
On March 9, 2012 we settled with one of our correspondent investors for a pool of stated income loans originated and sold to the investor between 2004 and 2008 which had a UPB totaling $274 million. As part of the $1.9 million settlement, the investor released us of any and all claims arising from settled loans, including any outstanding repurchase requests, and all future claims arising from settled loans. At the time of the settlement, we had 47 open repurchase requests outstanding related to those loans. We have repurchased 17 loans from this correspondent investor from 2007-2012, without any admission of wrongdoing by us, with losses realized of $1.3 million over this period. We have excluded the activity related to these loans from the tables above as well as the repurchase reserve rollforward in the table below.
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
The following is a rollforward of our reserves for repurchase losses for the years ended December 31, 2012, 2011 and 2010:

Reserves for Loans Sold or Securitized			Table 30

(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$32,000	$26,798	$3,610
Provision for new sales/securitizations	756	877	724
Provision for changes in estimate of existing reserves	11,877	16,767	33,981
Net realized losses on repurchases	(17,633)	(12,442)	(11,517)
Balance, end of period	$27,000	$32,000	$26,798

Quarters of coverage ratio(1)	6	10	9

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $27.0 million as of December 31, 2012, compared to $32.0 million as of December 31, 2011. The decrease in the liability since December 31, 2011 is primarily due to the continued run-off of losses that were estimated in the prior periods partially offset by the provisioning for new sales and securitizations as well as changes in estimates due to increased information and clarity into the repurchase loan pipeline. We recognized expense of $12.6 million for the year ended December 31, 2012 compared to $17.6 million for the year ended December 31, 2011 due to the stabilization of repurchase requests received as well as stabilization of property values over the last twelve months compared to the same period in 2011. The amount of incoming repurchase requests remains elevated. The liability increased significantly during the year ended December 31, 2010 primarily due to provision expense of $34.7 million recognized as a result of increased repurchase request activity and outstanding repurchase demands.
Our quarters of coverage ratio showed approximately 6 quarters of coverage given our current reserve levels at December 31, 2012. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We track the historical frequency of loan repurchases, indemnifications or make-whole payments by vintage year of loan sale and the losses associated with the disposal of the repurchased loans. Based on this experience, we estimate the future liability associated with the loan sales by making assumptions concerning future repurchase frequency and severity of losses expected. Both the severity and frequency assumptions are subject to some variability due to changes in the housing market and general economic conditions.
We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of December 31, 2012 would have increased by 74% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of December 31, 2012 would have decreased by 47%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
The sensitivity analysis for the loan repurchase reserve as of December 31, 2012 is as follows:

Sensitivity of Repurchase Reserve					Table 31
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$46,854	$36,325	$27,000	$19,384	$14,257
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
Total acquired UPB subject to repurchase risk was $6.3 billion. At December 31, 2012 we were actively servicing $1.6 billion of UPB. During 2012, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the years ended December 31, 2012, 2011, and 2010 :

Reserves for Repurchase Obligations for Loans Serviced			Table 32

(dollars in thousands)	2012	2011	2010
Balance, beginning of period	$30,364	$30,000	$6,319
Provision for changes in estimate of existing reserves	10,457	18,586	39,899
Net realized losses on repurchases	(14,795)	(18,222)	(16,218)
Balance, end of period	$26,026	$30,364	$30,000

Quarters of coverage ratio (1)	7	7	7
(1) Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of December 31, 2012 would have increased by 39% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of December 31, 2012 would have decreased by 24%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of December 31, 2012 of our reserve related to our estimated servicing repurchase losses:

Sensitivity of Servicing Repurchase Losses					Table 33
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$36,066	$31,416	$26,026	$23,330	$19,893

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
Funding Sources
Deposits obtained from clients are our primary source of funds for use in lending, acquisitions and other business purposes. We generate deposit client relationships through our consumer direct, financial center and financial intermediary distribution channels. The consumer direct channel includes: internet, email, telephone and mobile device access to product and client support offerings. Our differentiated products, integrated online financial portal and value-added account features deepen our interactions and relationships with our clients resulting in high retention rates. Other funding sources include short-term and long-term borrowings and shareholders’ equity. Borrowings have become an important funding source as we have grown.
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits by Category								Table 34
	December 31,
	2012			2011			2010
(dollars in thousands)	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate
Noninterest-bearing demand	$1,445,783	$1,500,925	0.00%	$1,234,615	$1,123,830	0.00%	$1,136,619	$1,039,096	0.00%
Interest-bearing demand	2,681,769	2,267,069	0.75%	2,124,306	2,052,353	0.89%	2,003,314	1,694,233	1.21%
Market-based money market accounts	439,399	437,328	0.76%	455,204	451,740	0.93%	379,207	366,774	1.23%
Savings and money market accounts, excluding market-based	4,451,843	4,056,511	0.77%	3,759,045	3,682,067	0.91%	3,457,351	2,839,705	1.25%
Market-based time	736,612	833,707	0.94%	901,053	947,133	0.94%	854,388	758,693	1.09%
Time, excluding market-based	3,386,982	2,315,432	1.27%	1,791,540	1,770,342	1.81%	1,852,175	1,781,052	1.84%
	$13,142,388			$10,265,763			$9,683,054
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000:

Deposit Maturity	Table 35
(dollars in thousands)	December 31, 2012
3 months or less	$797,349
3 through 6 months	211,566
6 through 12 months	233,580
12 through 24 months	184,262
24 through 36 months	178,787
Over 36 months	125,122
Total certificates of deposit	$1,730,666

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
Total deposits increased by $2.9 billion to $13.1 billion at December 31, 2012 from $10.3 billion at December 31, 2011. During the year ended December 31, 2012, noninterest-bearing deposits increased by $0.2 billion to $1.4 billion, primarily due to an increase in our business accounts and escrow deposits. Interest-bearing deposits increased by $2.7 billion to $11.7 billion at December 31, 2012 from $9.0 billion at December 31, 2011. This increase in interest-bearing deposits is primarily due to growth in time deposits, savings and money market accounts as we continue our marketing efforts to acquire new depositors.
At December 31, 2011, deposits, in the aggregate totaled $10.3 billion. Noninterest-bearing deposits increased by $0.1 billion to $1.2 billion at December 31, 2011 from $1.1 billion at December 31, 2010, primarily due to an increase in escrow deposits. Interest-bearing deposits increased by $0.5 billion to $9.0 billion at December 31, 2011 from $8.5 billion at December 31, 2010. The increase is due to growth in savings and money market accounts and interest-bearing demand accounts.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased by $1.8 billion, or 145%, to $3.0 billion at December 31, 2012 from $1.2 billion at December 31, 2011. The increased borrowings were used to fund a portion of our asset growth throughout the year and in preparation for the BPL acquisition. Additionally, we use wholesale funding in order to take advantage of historically low fixed borrowing rates. Our FHLB borrowings increased by $372.1 million, or 43%, to $1.2 billion at December 31, 2011 from $864.2 million at December 31, 2010. The increase was primarily due to an increase in overnight borrowings. See "Liquidity Management" for information on remaining borrowing capacity.
The following table provides a summary of our FHLB advances at December 31, 2012, 2011 and 2010:

FHLB Borrowings Outstanding				Table 36
	Weighted-Average Maturity (4)	2012	2011	2010
(dollars in thousands)	(in years)
Fixed-rate advances with a weighted-average interest rate of 2.05%, 2.45%, and 3.63%, respectively(1)	6.05	$2,412,858	$846,786	$720,168
Convertible advances with a weighted-average fixed rate of 4.24%, 4.42%, and 4.42%, respectively(2)	0.44	17,000	44,000	44,000
Overnight advances with a weighted-average floating interest rate of 0.36%, 0.36%, and 0.47%, respectively(3)	N/A	600,500	345,500	100,000
		$3,030,358	$1,236,286	$864,168

(1)	Interest is payable either monthly or quarterly.

(2)	Convertible advances are callable quarterly by FHLB; interest is payable on call dates.

(3)	Overnight advance rates are adjusted daily by FHLB.

(4)	Weighted-average maturity is calculated as of December 31, 2012.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month-end during the years ended December 31, 2012, 2011 and 2010, respectively.

FHLB Borrowings			Table 37
(dollars in thousands)	2012	2011	2010
Fixed-rate advances:
Average daily balance	$1,639,703	$688,091	$803,378
Weighted-average interest rate	1.93%	3.43%	3.70%
Maximum month-end amount	$2,412,858	$846,786	$1,156,500
Convertible advances:
Average daily balance	$27,503	$44,000	$26,690
Weighted-average interest rate	4.38%	4.42%	4.44%
Maximum month-end amount	$44,000	$44,000	$44,000
Overnight advances:
Average daily balance	$235,260	$60,344	$16,175
Weighted-average interest rate	0.40%	0.36%	0.43%
Maximum month-end amount	$840,500	$410,000	$200,000
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
Repurchase Agreements
The following table provides a summary of our repurchase agreements at December 31, 2012:

Repurchase Agreements Outstanding		Table 38
(dollars in thousands)	Weighted-Average Maturity (1)	2012
	(in years)
Repurchase agreements with a weighted-average interest rate of 1.67%	0.046	$142,322

(1)	Weighted-average maturity is calculated as of December 31, 2012.

The table below summarizes the average outstanding balance of our repurchase agreements, the weighted average interest rate, and the maximum amount of repurchase agreements at any month-end during the year ended December 31, 2012.

Repurchase Agreements	Table 39
(dollars in thousands)	2012
Repurchase agreements:
Average daily balance	$125,509
Weighted-average interest rate	1.89%
Maximum month-end amount	$504,565
Trust Preferred Securities
Our outstanding trust preferred securities totaled $103.8 million at December 31, 2012 and December 31, 2011.
Liquidity Management
Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements.
Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through issuance of deposits and borrowed funds. In addition, raises of equity capital provide us with a source of liquidity. To manage fluctuations in short-term funding needs, we utilize borrowings under lines of credit with other financial institutions, such as the FHLB, securities sold under agreements to repurchase, federal fund lines of credit with correspondent banks, and, for contingent purposes, the Federal Reserve Bank discount window. We also have access to term advances with the FHLB, as well as brokered certificates of deposits, for longer term liquidity needs. We believe our sources of liquidity are sufficient to meet our cash flow needs for the foreseeable future.
We continued to maintain a strong liquidity position during 2012. Cash and cash equivalents were $0.4 billion, available for sale investment securities were $1.6 billion, and total deposits were $13.1 billion as of December 31, 2012.
As of December 31, 2012, we had a $3.5 billion line of credit with the FHLB, of which $3.0 billion was outstanding. Based on asset size, the maximum potential line available with the FHLB was $5.0 billion at December 31, 2012, assuming eligible collateral to pledge. As of December 31, 2012, we pledged collateral with the FRB that provided $110.2 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At December 31, 2012, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits and federal funds commitments was $1.8 billion and $40.0 million, respectively, with $270.3 million and $0 in outstanding borrowings, respectively.
At December 31, 2012, the principal balance of our repurchase agreements was $142.3 million. We pledge certain investment securities that we own to collateralize repurchase agreements. At December 31, 2012, we had pledged $178.5 million in investment securities related to repurchase agreements. Under the agreements the secured parties are permitted to repledge the collateral.
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
On August 27, 2012, we converted $48.7 million of cash, which was held in escrow related to our acquisition of Tygris, into 4,032,662 shares of our common stock at a price per share of $12.065. The shares of common stock issued to the purchasers have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold following the release of such shares from the escrow, absent registration or an applicable exemption from registration. The newly issued shares in this transaction will remain in escrow in accordance with the terms of the original escrow agreement. The escrow account was established in connection with the Tygris acquisition to offset potential losses realized in connection with the acquired lease and loan portfolio. The additional capital from the private placement will be used to support future growth in our business and for general corporate purposes.

On November 13, 2012, we completed the sale of $150.0 million of new preferred equity through the issuance and sale of 6,000,000 depositary shares in an underwritten public offering, each representing a 1/1,000th interest in a share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, at a price of $25.00. We received net proceeds of $144.3 million from the offering after deducting underwriting discounts, commissions, and offering expenses. Dividends will be paid quarterly in arrears, when, as and if declared, commencing on January 5, 2013. The net proceeds of this offering will be used for general corporate purposes, which may include organic growth or the acquisition of businesses or assets that are complementary to our present business and provide attractive risk-adjusted returns.
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
At December 31, 2012, we exceeded all regulatory capital requirements and are considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.0% and a total risk-based capital ratio of 13.5%.
The regulatory capital ratios for EverBank, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 40
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
December 31, 2011
Tier 1 capital to adjusted tangible assets	$1,048,199	8.0%	$523,256	4.0%	$654,070	5.0%
Total capital to risk-weighted assets	1,104,377	15.7	563,470	8.0	704,337	10.0
Tier 1 capital to risk-weighted assets	1,026,612	14.6	N/A	N/A	422,602	6.0
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
Interest rate risk is primarily managed by the Asset and Liability Committee (ALCO) which is composed of certain of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of "Economic Value of Equity" (EVE) which is defined as the present value of assets less the present value of liabilities. EVE scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The EVE does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this business hedge historically offsets most, if not all, of the heightened amortization of our MSR portfolio and other identified risks associated with declining interest rate scenarios, these factors fall outside of the EVE framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.

If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of December 31, 2012 and 2011.

Interest Rate Sensitivity	Table 41
(dollars in thousands)	2012		2011
	EVE	% of Assets	EVE	% of Assets
Up 300 basis points	$2,692,819	15.1%	$1,838,181	14.3%
Up 200 basis points	2,648,335	14.5%	1,860,204	14.2%
Up 100 basis points	2,517,219	13.6%	1,830,916	13.7%
Actual	2,299,904	12.2%	1,694,353	12.5%
Down 100 basis points	1,999,327	10.6%	1,564,919	11.5%
The projected change in EVE to changes in interest rates at December 31, 2012 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
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
Commodity and Equity Market Risk
Commodity risk represents exposures to deposit instruments linked to various commodity and metals markets. Equity market risk represents exposures to our equity-linked deposit instruments. We offer market-based deposit products consisting of MarketSafe® products, which provide investment capabilities for clients seeking portfolio diversification with respect to commodities and other indices, which are typically unavailable from our banking competitors. MarketSafe® deposits rate of return is based on the movement of a particular market index. In order to manage the risk that may occur from fluctuations in the related markets, we enter into offsetting options with exactly the same terms as the commodity and equity linked MarketSafe® deposits, which provide an economic hedge.
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to clients seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single-currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of our single-currency certificates of deposit, money market deposit instruments, or foreign exchange contracts. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge. For more information, including the notional amount and fair value, of these derivatives, see Note 23 in our consolidated financial statements.
Impact of Inflation
The consolidated financial statements and notes thereto presented in this report have been prepared in accordance with GAAP, which requires that we measure our financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of a bank’s assets and liabilities are monetary in nature. As a result, the impact of interest rates on our performance is greater than the impact of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

Off-Balance Sheet Arrangements
We have limited off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.
We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon clients maintaining specific credit standards until the time of loan funding. We decrease our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses.
Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a client to a third party. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. See Note 25 to the consolidated financial statements included in this report regarding our contractual obligations.

We service mortgage loans for ourselves and others. See Note 6 to the consolidated financial statements included in this report regarding servicing activities.
Contractual Obligations and Credit Commitments
The following tables contain supplemental information regarding our total contractual obligations and credit commitments as of December 31, 2012:

Contractual Obligations and Credit Commitments					Table 42

	Payments Due by Period
(dollars in thousands)	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Contractual obligations
Deposits without a stated maturity(1)	$9,018,794	$—	$—	$—	$9,018,794
Time deposits	2,673,352	947,711	471,158	44,130	4,136,351
Other borrowings(2)	995,681	481,000	620,000	1,076,000	3,172,681
Trust preferred securities	—	—	—	103,750	103,750
Interest on interest-bearing debt(3)	75,791	151,298	115,572	259,957	602,618
Operating lease obligations	14,757	31,865	22,940	32,938	102,500
Interest rate swap agreements(4)	5,604	46,554	27,355	30,612	110,125
Forward contracts to sell residential mortgage loans (5)	2,781,788	—	—	—	2,781,788
Commitments to originate residential mortgage loans (6)	1,737,555	—	—	—	1,737,555
Strategic marketing and promotional arrangements	3,473	3,647	—	—	7,120
Total contractual obligations	$17,306,795	$1,662,075	$1,257,025	$1,547,387	$21,773,282
Credit commitments (7)
Unfunded commitments to extend credit (8)	$1,239,629	$59,815	$1,067	$40,608	$1,341,119
Standby letters of credit	1,274	—	—	—	1,274
Total credit commitments	$1,240,903	$59,815	$1,067	$40,608	$1,342,393
Total contractual obligations and credit commitments	$18,547,698	$1,721,890	$1,258,092	$1,587,995	$23,115,675
_____________________________________

(1)
Deposits without a stated maturity do not have fixed contractual obligations relating to future interest payments. Hence, these interest amounts have been excluded from the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future payments. Refer to Note 13 of the consolidated financial statements for additional information on deposits.

(2)	Refer to Note 14 of the consolidated financial statements for additional information on other borrowings.

(3)
The variable interest rate component on other borrowings and trust preferred securities has been forecasted based on a yield curve at December 31, 2012 for the purpose of estimating future payments relating to these obligations. The fixed rate interest component is calculated based on the fixed rate in the debt agreement.

(4)
Interest rate swap amounts are derived from the forecast of three-month LIBOR at December 31, 2012 on all open swap positions at that date. Open swap positions relate to asset and liability hedge swaps and trust preferred hedge swaps.

(5)	Refer Note 23 of the consolidated financial statements for additional information on forward contracts to sell residential mortgage loans.

(6)
Commitments to originate loans in the table above relate to interest rate lock commitments (IRLCs). IRLCs classified as held for sale are included in our derivatives disclosure in Note 23. Refer to Note 25 for additional information on IRLCs classified as held for investment.

(7)
Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

(8)	Includes $378,483 of commercial and leasing pipeline.
Our liability for unrecognized tax benefits (UTBs) as of December 31, 2012 was $2.7 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in the table above. For further detail on the impact of income taxes refer to Note 19 in the consolidated financial statements.
We enter into other derivatives to hedge certain business activities. See Note 23 to the consolidated financial statements included in this report for additional information.
We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Accounting policies, as described in detail in the notes to consolidated financial statements discussed below, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates or the use of different estimates could have a material impact on our financial position, results of operations or liquidity.
Investment Securities
Investment securities generally must be classified as held to maturity, available for sale or trading. Held to maturity securities are principally debt securities that we have both the positive intent and ability to hold to maturity. Trading securities are held primarily for sale in the near term to generate income. Securities that do not meet the definition of trading or held to maturity are classified as available for sale.
The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Trading and available for sale securities are measured at fair value each reporting period. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be other-than-temporarily impaired (OTTI). Investment securities that are classified as held to maturity are recorded at amortized cost, unless deemed to be OTTI.
The fair values of investment securities are generally determined by various pricing models. We evaluate the methodologies used to develop the resulting fair values. We perform a quarterly analysis on the pricing of investment securities to ensure that the prices represent a reasonable estimate of the fair value. Our procedures include initial and ongoing review of pricing methodologies and trends. We ensure prices represent a reasonable estimate of fair value through the use of broker quotes, current sales transactions from our portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. Significant inputs used in internal pricing techniques are estimated by type of underlying collateral, estimated prepayment speeds where applicable and appropriate discount rates. As a result of this analysis, if we determine there is a more appropriate fair value, the price is adjusted accordingly.
When the level and volume of trading activity for certain securities has significantly declined or when we believe that pricing is based in part on forced liquidation or distressed sales, we estimate fair value based on a combination of pricing information and an internal model using a discounted cash flow approach. We make certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach are weighted to derive the final fair value for each security trading in an inactive market.
The fair value of investment securities is a critical accounting estimate. Changes in the fair value estimates or the use of different estimates could have a material impact on our financial position, results of operations or liquidity.
Loans Held for Sale
We have elected the fair value option for certain residential and commercial mortgage loans in order to offset changes in the fair values of the loans and the derivative instruments used to economically hedge them, without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
We have not elected the fair value option for other residential mortgage loans primarily because these loans are expected to be short in duration with minimal interest rate risk. These loans are carried at the lower of cost or fair value. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in earnings.
We generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans less appropriate loan level price adjustments and guarantee fee adjustments. If quoted market prices are not available, fair value is estimated based on valuation models. We periodically compare the value derived from our valuation models to executed trades to assure that the valuations are reflective of actual sales prices.
For loans carried at lower of cost or market value, fair value estimates are derived from models using characteristics of loans. The key assumptions we used in the valuation models are prepayment speeds, loss estimates and the discount rate. Prepayment and credit loss assumptions based on the historical performance of the loans are adjusted for the current economic environment as appropriate. The discount rate used in these valuations is derived from the whole loan purchase market, adjusted for our estimate of the required yield for these loans. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such assets’ fair values.
The fair value of loans held for sale is a critical accounting estimate. Changes in fair value or the use of different estimates could have a material impact on our financial position, results of operations or liquidity.
Allowance for Loan and Lease Losses (ALLL)
The ALLL represents management’s estimate of probable and reasonably estimable credit losses inherent in loans and leases held for investment in our loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including an evaluation of the loan and lease portfolio, past loss experience, adverse situations that have occurred but are not yet known that may affect the borrower’s ability to repay, the estimated value of underlying collateral and current economic conditions. Quarterly, we assess the risk inherent within our loan and lease portfolio based on risk characteristics relevant to each segment such as loan type and guarantees as well as borrower type and geographic location. Based on this analysis, we record a provision for loan and lease losses in order to maintain the appropriate allowance for the portfolio.
Determining the amount of the ALLL is considered a critical accounting estimate, as it requires significant judgment, internally developed modeling and assumptions. Loans and leases are segmented into the following portfolio segments: (1) residential mortgages, (2) commercial and commercial real estate, (3) lease financing receivables, (4) home equity lines and (5) consumer and credit card. We may also further disaggregate these portfolios into classes based on the associated risks within those segments. Residential mortgages, lease financing receivables, home equity lines, and consumer and credit card each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability to repay and the description of underlying collateral. Significant judgment is used to determine the estimation method that fits the credit risk characteristics of each portfolio segment. We apply an average loss rate model on commercial and commercial real estate portfolios and certain lease financing receivables, and a roll-rate methodology on our residential mortgages, certain lease financing receivables, home equity lines and consumer and credit card portfolios. We use internally developed models in this process. Management must use judgment in establishing input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented. Loans and leases in every portfolio considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan and lease type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans and leases previously charged off are added to the allowance.
Reserves are determined for impaired commercial and commercial real estate loans, certain lease financing receivables, and residential mortgages classified as TDR at the loan level. Reserves are established for these loans based upon an estimate of probable losses for the loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans for which impaired reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.
Loan and lease portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular loan or lease type, industry or geographic market, this increase in exposure is factored into the allowance determination process.
The ALLL is maintained at an amount we believe to be sufficient to provide for estimated losses inherent in our loan and lease portfolio at each balance sheet date and fluctuations in the provision for loan and lease losses. Changes in these estimates and assumptions are possible and could have a material impact on our allowance, and therefore our financial position, liquidity or results of operations.
Acquired Loans and Leases Held for Investment
We account for acquired loans and leases under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30, or ASC Topic 310-20, Receivables — Nonrefundable Fees and Other Costs, or ASC 310-20. ASC 310-20 requires that the difference between the initial investment and the related loan’s principal amount at the date of purchase be recognized as an adjustment of yield over the expected life of the loan. We anticipate prepayments in applying the interest method. When a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments.
At acquisition, we review each loan or pool of loans to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determine the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (non-accretable difference). The remaining amount, representing the excess or deficit of the loan’s or pool’s cash flows expected to be collected over the amount paid, is accreted or amortized into interest income over the remaining life of the loan or pool (accretable yield). We record a discount to UPB on these loans at acquisition to reflect them at their net expected cash flow.
Acquired lease financing receivables are recorded as the sum of expected lease payments and estimated residual values less unearned income, which includes purchased lease discounts. Unearned income and purchased lease discounts are recognized based on the expected cash flows using the effective interest method.
Periodically, we evaluate the expected cash flows for each pool. Prior expected cash flows are compared to current expected cash flows and cash collections to determine if any additional impairment should be recognized in the allowance. An additional allowance for loan losses is recognized if it is probable the Company will not collect all of the cash flows expected to be collected as of the acquisition date. If the re-evaluation indicates a loan or pool of loans’ expected cash flows has significantly increased when compared to previous estimates, the prospective yield will be increased to recognize the additional income over the life of the asset.

Mortgage Servicing Rights
We recognize as assets the rights to service mortgage loans for others, whether acquired through bulk purchases of MSR or through origination and sale of mortgage loans and agency MBS with servicing rights retained. We amortize MSR in proportion to and over the estimated life of the projected net servicing revenue and periodically evaluate them for impairment using fair value estimates. We do not mark to market our MSR. MSR do not trade in an active market with readily observable market prices, and the exact terms and conditions of sales may not be readily available.
Specific characteristics of the underlying loans greatly impact the estimated value of the related MSR. As a result, we stratify our mortgage servicing portfolio on the basis of certain risk characteristics, including loan type and contractual note rate, and value our MSR using discounted cash flow modeling techniques. These techniques require management to make estimates regarding future net servicing cash flows, taking into consideration historical and forecasted mortgage loan prepayment rates and discount rates.
Derivative Financial Instruments
We use derivative financial instruments to hedge our exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. We use freestanding derivatives to manage the overall changes in price on loans held for sale or trading investments, including interest rate swaps, forward sales commitments and option contracts. We also have freestanding derivatives related to the fair value of the shares expected to be released to us from escrow which was recorded as a result of the Tygris acquisition and a recourse commitment asset which was recorded as a result of a 2011 purchase of a pool of loans. We offer various index-linked time deposit products to our clients with returns that are based on a variety of reference indices including equity, commodities, foreign currency and precious metals, and typically offset our exposure from such products by entering into hedging contracts. All derivatives are recognized on the balance sheet at fair value.
The fair value of interest rate swaps is determined by a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupons and notional amounts. Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout factor. The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics.
We may adjust certain fair value estimates determined using valuation models to ensure that those estimates continue to appropriately represent fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as counterparty credit risk. In addition, valuation models related to certain derivatives contain adjustments for market liquidity. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk including, but not limited to, collateral arrangements. We also consider the effect of our own non-performance credit risk on fair values. Imprecision in estimating these factors could impact our financial condition, liquidity or results of operations.
Contingent Liabilities
We estimate contingent liabilities based on management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. As stated in ASC Topic 450, Contingencies, a liability is contingent if the extent of loss is not presently known but may become known in the future through the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if it if determined that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In deriving an estimate, management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and repurchase obligations, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events will not differ from Management's assessments. Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. To the extent we do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact our operations, financial condition or liquidity in future periods. Refer to Note 3 of our consolidated financial statements included in this report for a discussion of recently issued accounting pronouncements that have been adopted by us during the year ended December 31, 2012 or that will only require enhanced disclosures in our financial statements in future periods.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
See the “Asset and Liability Management and Market Risk” and "Use of Derivatives to Manage Risk" sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EverBank Financial Corp and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of EverBank Financial Corp and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flow for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EverBank Financial Corp and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during the fourth quarter of 2012 the Company changed its accounting principle for presenting derivative assets and liabilities as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) for instruments executed with the same counterparty under a master netting arrangement from gross to net presentation as permitted by ASC 815-10-45.

/s/ Deloitte & Touche LLP
Jacksonville, Florida
March 15, 2013

EverBank Financial Corp and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(Dollars in thousands, except per share data)

	2012	2011
Assets
Cash and due from banks	$175,400	$31,441
Interest-bearing deposits in banks	268,514	263,540
Total cash and cash equivalents	443,914	294,981
Investment securities:
Available for sale, at fair value	1,619,878	1,903,922
Held to maturity (fair value of $146,709 and $194,350 as of December 31, 2012 and 2011, respectively)	143,234	189,518
Other investments	158,172	98,392
Total investment securities	1,921,284	2,191,832
Loans held for sale (includes $1,452,236 and $777,280 carried at fair value as of December 31, 2012 and 2011, respectively)	2,088,046	2,725,286
Loans and leases held for investment:
Covered by loss share or indemnification agreements	592,959	841,146
Not covered by loss share or indemnification agreements	11,912,130	5,678,135
Loans and leases held for investment, net of unearned income	12,505,089	6,519,281
Allowance for loan and lease losses	(82,102)	(77,765)
Total loans and leases held for investment, net	12,422,987	6,441,516
Equipment under operating leases, net	50,040	56,399
Mortgage servicing rights (MSR), net	375,859	489,496
Deferred income taxes, net	170,877	151,634
Premises and equipment, net	66,806	43,738
Other assets	703,065	646,796
Total Assets	$18,242,878	$13,041,678
Liabilities
Deposits:
Noninterest-bearing	$1,445,783	$1,234,615
Interest-bearing	11,696,605	9,031,148
Total deposits	13,142,388	10,265,763
Other borrowings	3,173,021	1,257,879
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	372,543	446,621
Total Liabilities	16,791,702	12,074,013
Commitments and Contingencies (Note 25)
Shareholders’ Equity
Series A 6% Cumulative Convertible Preferred Stock, $0.01 par value (1,000,000 shares authorized and 186,744 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at December 31, 2012) (Note 16)	—	2
Series B 4% Cumulative Convertible Preferred Stock, $0.01 par value (liquidation preference of $1,000 per share; 1,000,000 shares authorized inclusive of Series A 4% Preferred Stock and 136,544 shares issued and outstanding at December 31, 2011; no shares authorized, issued or outstanding at December 31, 2012) (Note 16)	—	1
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share;10,000,000 shares authorized and 6,000 issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at December 31, 2011) (Note 16)	150,000	—
Common Stock, $0.01 par value (500,000,000 and 150,000,000 shares authorized at December 31, 2012 and 2011, respectively;120,987,955 and 75,094,375 issued and outstanding at December 31, 2012 and 2011, respectively) (Note 16)	1,210	751
Additional paid-in capital	811,085	561,247
Retained earnings	575,665	513,413
Accumulated other comprehensive income (loss) (AOCI), net of benefit for income taxes of $53,193 and $65,367 at December 31, 2012 and 2011, respectively	(86,784)	(107,749)
Total Shareholders’ Equity	1,451,176	967,665
Total Liabilities and Shareholders’ Equity	$18,242,878	$13,041,678
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	2012	2011	2010
Interest Income
Interest and fees on loans and leases	$574,443	$479,938	$451,880
Interest and dividends on investment securities	80,628	106,850	159,417
Other interest income	485	1,432	1,210
Total Interest Income	655,556	588,220	612,507
Interest Expense
Deposits	88,785	97,011	101,409
Other borrowings	52,977	38,899	45,758
Total Interest Expense	141,762	135,910	147,167
Net Interest Income	513,794	452,310	465,340
Provision for Loan and Lease Losses	31,999	49,704	79,341
Net Interest Income after Provision for Loan and Lease Losses	481,795	402,606	385,999
Noninterest Income
Loan servicing fee income	175,264	189,439	210,844
Amortization and impairment of mortgage servicing rights	(200,941)	(135,478)	(93,147)
Net loan servicing income (loss)	(25,677)	53,961	117,697
Gain on sale of loans	289,532	73,293	65,959
Loan production revenue	44,658	26,471	34,861
Deposit fee income	21,450	25,966	19,752
Bargain purchase gain	—	—	68,056
Other lease income	33,158	30,924	21,285
Other	6,651	22,488	30,197
Total Noninterest Income	369,772	233,103	357,807
Noninterest Expense
Salaries, commissions and other employee benefits expense	331,756	232,771	201,788
Equipment expense	70,856	49,718	33,008
Occupancy expense	25,581	20,189	20,269
General and administrative expense	307,377	251,517	238,868
Total Noninterest Expense	735,570	554,195	493,933
Income before Provision for Income Taxes	115,997	81,514	249,873
Provision for Income Taxes	41,955	28,785	60,973
Net Income	$74,042	$52,729	$188,900
Less: Net Income Allocated to Preferred Stock	(10,724)	(11,218)	(44,120)
Net Income Allocated to Common Shareholders	$63,318	$41,511	$144,780
Basic Earnings Per Common Share	$0.61	$0.55	$2.00
Diluted Earnings Per Common Share	$0.60	$0.54	$1.94
Dividends Declared Per Common Share	$0.04	$—	$—
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Net Income	$74,042	$52,729	$188,900
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to earnings	—	(15,892)	(21,975)
Unrealized gains (losses) due to changes in fair value	58,893	(40,711)	4,660
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	(502)	1,159
Tax effect	(22,327)	21,196	6,371
Change in unrealized gains (losses) on debt securities	36,566	(35,909)	(9,785)
Interest Rate Swaps
Net unrealized losses due to changes in fair value	(36,503)	(115,571)	(29,506)
Reclassification of unrealized net losses to earnings	11,103	7,515	5,388
Tax effect	9,799	41,272	8,784
Change in interest rate swaps	(15,601)	(66,784)	(15,334)
Other Comprehensive Income (Loss)	20,965	(102,693)	(25,119)
Comprehensive Income (Loss)	$95,007	$(49,964)	$163,781

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2010	$3	$467	$253,293	$280,085	$20,063	$553,911
Net income	—	—	—	188,900	—	188,900
Other comprehensive income	—	—	—	—	(25,119)	(25,119)
Issuance of common stock	—	280	291,512	—	—	291,792
Repurchase of common stock	—	—	(508)	—	—	(508)
Share-based grants (including income tax benefits)	—	—	4,449	—	—	4,449
Dividends paid on Series A Preferred Stock	—	—	—	(227)	—	(227)
Paid-in-kind dividends on Series B Preferred Stock	—	—	7,255	(7,255)	—	—
Balance, December 31, 2010	$3	$747	$556,001	$461,503	$(5,056)	$1,013,198
Net income	—	—	—	52,729	—	52,729
Other comprehensive loss	—	—	—	—	(102,693)	(102,693)
Issuance of common stock	—	6	1,666	—	—	1,672
Repurchase of common stock	—	(2)	(3,535)	—	—	(3,537)
Share-based grants (including income tax benefits)	—	—	6,524	—	—	6,524
Cash dividends on preferred stock	—	—	—	(228)	—	(228)
Paid-in-kind dividends on Series B Preferred Stock	—	—	591	(591)	—	—
Balance, December 31, 2011	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	74,042	—	74,042
Other comprehensive income	—	—	—	—	20,965	20,965
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	271	249,054	—	—	249,325
Repurchase of common stock	—	—	(360)	—	—	(360)
Issuance of preferred stock, net of issue costs	150,000	—	(5,675)	—	—	144,325
Share-based grants (including income tax benefits)	—	—	7,004	—	—	7,004
Cash dividends on common stock	—	—	—	(4,744)	—	(4,744)
Cash dividends on preferred stock	—	—	—	(7,046)	—	(7,046)
Balance, December 31, 2012	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flow
For Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Operating Activities:
Net income	$74,042	$52,729	$188,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination cost	25,014	13,642	6,307
Depreciation and amortization of tangible and intangible assets	37,556	24,155	14,888
Amortization of loss on settlement of interest rate swaps	11,103	7,515	5,388
Amortization and impairment of mortgage servicing rights	200,941	135,478	93,147
Deferred income taxes (benefit)	(31,417)	44,160	13,604
Provision for loan and lease losses	31,999	49,704	79,341
Loss on other real estate owned (OREO)	7,962	14,471	16,034
Gain on sale of investments, net	—	(15,892)	(21,975)
Bargain purchase gain	—	—	(68,056)
Loss (gain) on extinguishment of debt, net	—	(4,400)	4,607
Write down of indemnification asset	—	8,680	22,023
Share-based compensation expense	4,252	3,732	4,293
Payments for settlement of forward interest rate swaps	(65,306)	(4,816)	(9,254)
Other operating activities	1,506	439	935
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(1,674,185)	(991,814)	(390,569)
Other assets	282,163	(60,646)	156,902
Accounts payable and accrued liabilities	70,434	26,672	71,101
Net cash provided by (used in) operating activities	(1,023,936)	(696,191)	187,616
Investing Activities:
Investment securities available for sale:
Purchases	(210,717)	(1,223,649)	(1,846,442)
Proceeds from sales	—	676,340	967,769
Proceeds from prepayments and maturities	548,060	654,851	556,691
Investment securities held to maturity:
Purchases	(14,917)	(163,872)	(3,545)
Proceeds from prepayments and maturities	59,654	16,451	2,913
Net proceeds from sale of (purchases of) reverse repurchase agreements	—	25,000	(25,000)
Purchases of other investments	(145,328)	(32,655)	(7,946)
Proceeds from sales of other investments	85,533	37,512	11,394
Net change in loans and leases held for investment	(1,679,579)	(1,335,415)	(545,528)
Cash acquired in acquisition of Tygris Commercial Finance Group	—	—	69,480
Cash acquired in acquisition of Bank of Florida	—	—	147,702
Cash paid for Warehouse Lending	(351,071)	—	—
Cash paid for Business Property Lending, Inc (BPL), net of cash acquired	(2,400,744)	—	—
Purchases of premises and equipment, including equipment under operating leases	(46,913)	(62,754)	(36,212)
Proceeds related to sale or settlement of other real estate owned	48,366	45,255	32,238
Proceeds from insured foreclosure claims	98,051	213,512	172,423
Purchases of mortgage servicing rights	(4,914)	(4,679)	(123,118)
Other investing activities	6,776	(3,936)	1,499
Net cash used in investing activities	(4,007,743)	(1,158,039)	(625,682)
(Continued)

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flow
For Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Financing Activities:
Net increase in nonmaturity deposits	$1,464,991	$544,088	$2,124,475
Net increase in time deposits	1,408,249	71,825	3,848
Net change in repurchase agreements	122,322	—	(3,091)
Increase in short-term Federal Home Loan Bank (FHLB) advances	130,000	370,500	63,000
Proceeds from long-term FHLB advances	2,036,000	191,858	77,428
Repayments of long-term FHLB advances	(371,928)	(190,240)	(295,035)
Proceeds from issuance of common stock	257,827	1,672	281
Proceeds from issuance of preferred stock, net of issuance cost	144,325	—	—
Principal repayments of long-term debt, including early extinguishment	—	(5,620)	(386,157)
Other financing activities	(11,174)	(4,093)	(735)
Net cash provided by financing activities	5,180,612	979,990	1,584,014
Net change in cash and cash equivalents	148,933	(874,240)	1,145,948
Cash and cash equivalents at beginning of period	294,981	1,169,221	23,273
Cash and cash equivalents at end of period	$443,914	$294,981	$1,169,221

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$139,454	$138,080	$147,925
Income taxes	34,344	(25,651)	60,290
(Concluded)
See Note 1 for disclosures related to supplemental noncash information.
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a thrift holding company with one direct subsidiary, EverBank (EB). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. Its direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and retail lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services and sells residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
EB’s subsidiaries are:
•AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;
•Tygris Commercial Finance Group, Inc. (Tygris), the parent of EverBank Commercial Finance, Inc.;
•EverInsurance, Inc.;
•Elite Lender Services, Inc.;
•EverBank Wealth Management, Inc. (EWM); and
•Business Property Lending, Inc.
On July 1, 2011, as part of a tax-free reorganization, the assets, liabilities, and business activities of AMC Acquisition, Inc. and EverHome Mortgage Company were transferred into EB. Additionally, EverInsurance, Inc. and Elite Lender Services, Inc. became direct subsidiaries of EB. Formerly, EverInsurance, Inc. and Elite Lender Services, Inc. were direct subsidiaries of EverHome Mortgage Company.
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
Reincorporation of EverBank Florida in Delaware did not result in any change in the business, management, fiscal year, assets, liabilities or location of the principal facilities of the Company.
c) Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The results of operations for acquired companies are included from their respective dates of acquisition.
Accounting principles generally accepted in the United States of America require management to make estimates that affect the reported amounts and disclosures of contingencies in the consolidated financial statements. Estimates by their nature are based on judgment and available information. Material estimates relate to the Company’s allowance for loan and lease losses, loans and leases acquired with evidence of credit deterioration, repurchase obligations, contingent liabilities, the fair value of investment securities, loans held for sale, MSR, and derivative instruments. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
d) Change in Accounting Estimate — During the first quarter of 2011, the Company enhanced the quantitative methodology used in its assessment of the adequacy of the allowance for loan and lease losses by applying an average loss rate model on its commercial and commercial real estate portfolios and certain lease financing receivables, and a roll-rate methodology on its residential mortgages, certain lease financing receivables, home equity lines, and consumer and credit card portfolios.
The average loss rate method derives loss factors based upon the historical loss experience of the portfolio. The roll-rate method utilizes both historical loss rates and loss rates which consider the likelihood of deterioration in the credit quality of non-delinquent loans based on an expectation of those loans becoming delinquent in monthly increments until they default and are charged-off. The loss rates estimated using these methodologies may be adjusted to incorporate seasonality attributes and recent economic or business trends that may affect the collectability of the portfolio. The resulting loss factor is then applied to the outstanding balances in the respective portfolio at period end to estimate incurred losses at the balance sheet date.
The Company previously applied a methodology based on actual historical loss experience in its process for assessing the adequacy of the allowance for loan and lease losses. Under this methodology, the historical loss rate was based on an analysis of historical losses and relied upon historical loss experience of pools of loans with common characteristics, over a defined period of time.

The Company’s decision to enhance the methodology used in estimating probable losses inherent in the loan portfolio was made after an evaluation of the reliability of the enhanced methodology. Management believes that the enhanced quantitative methodology provides a more reliable estimate of probable losses on its existing portfolio. The impact of this change in accounting estimate resulted in a net increase of the Company’s allowance for loan and lease losses of $1,907 as of March 31, 2011.
e) Change in Accounting Principle — During the fourth quarter of 2012, the Company changed its accounting principle for presenting derivative assets and liabilities as well as the related fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) for instruments executed with the same counterparty under a master netting arrangement from gross to net presentation. The Company believes this change is preferable as it more appropriately reflects the manner in which we manage the net credit risk with each of our counterparties.  As a result of the change in accounting principle as at December 31, 2012, Other Assets, Total Assets, Accounts Payable and Accrued Liabilities, and Total Liabilities each decreased $124,820. There was no impact to the consolidated statement of cash flow for the year then ended or Cash Flows from Operating Activities. We evaluated the effect of this change in accounting principle and deemed it immaterial to each consolidated annual and condensed interim balance sheet and statement of cash flows and therefore did not account for the change retrospectively. If we had applied this change retrospectively to December 31, 2011, in the consolidated balance sheet, Other Assets, Total Assets, Accounts Payable and Accrued Liabilities, and Total Liabilities would have each decreased $147,807. There was no impact to the consolidated statement of cash flow for the year then ended or Cash Flows from Operating Activities. No other line items within the financial statements would be impacted by the change in accounting principle.
f) Stock Split — On January 27, 2011, the Company effected a 15 for 1 split of its common stock. Pursuant to Accounting Standards Codification (ASC) 260, Earnings per Share, all share and per share disclosures have been retroactively restated to reflect the stock split.
g) Supplemental Cash Flow Information - Noncash investing and financing activities are presented in the following table for the years ended December 31, 2012, 2011, and 2010:

(dollars in thousands)	2012	2011	2010
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims from loans held for investment	$124,761	$197,878	$191,050
Loans transferred to foreclosure claims from loans held for sale	392,782	35,880	28,396
Loans transferred to other real estate owned from loans held for investment	42,278	63,301	55,790
Loans transferred from held for sale to held for investment	1,953,013	15,788	332,788
Loans transferred from held for investment to held for sale	242,878	780,391	33,293
Additions of originated mortgage servicing assets for loans sold	76,238	56,268	71,804

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$135,585	$—	$—
Issuance of stock for Tygris acquisition	—	—	291,511
h) Reclassification — Certain prior year amounts have been aggregated or disaggregated to conform to the current year presentation. These reclassifications have no effect on previously reported net income (losses) available to common shareholders, income (losses) per common share, or shareholders’ equity.
2. Summary of Significant Accounting Policies
a) Cash and Cash Equivalents—Cash and cash equivalents include cash, amounts due from banks, and interest-bearing deposits in other banks with an original maturity of three months or less.
b) Investment Securities—Investment securities are accounted for according to their purpose and holding period. Investments classified as trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Unrealized gains or losses on trading securities are recorded in earnings as a component of other noninterest income.
Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Amortization and accretion of purchase premiums and discounts are recognized in interest income using the effective interest method over the expected term of the securities. Interest and dividends are recognized in interest income on an accrual basis.
Securities not classified as held to maturity or trading are considered to be available for sale and are reported at fair value. Unrealized gains and losses on available for sale securities are reported net of applicable taxes as a component of AOCI. Gains and losses on the disposition of available for sale securities are recorded on the trade date using the specific identification method and are recognized in other noninterest income. Amortization and accretion of purchase premiums and discounts on debt securities are recognized in interest income using the effective interest method over the expected term of the securities. Interest and dividends are recognized in interest income on an accrual basis.
Management evaluates all investments for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For investments in which the fair value is less than the amortized cost, the Company performs an OTTI analysis to determine whether the impairment is temporary and assesses whether (a) it has the intent to sell the debt security, (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery, (c) it does not expect to recover the amortized cost basis, or (d) it does not expect to collect all cash flows according to the contractual terms.
The Company’s OTTI policy for investments defines certain triggers that require a present value calculation of expected cash flows. If none of these triggers are met, the Company performs a qualitative analysis to determine if it expects to recover the entire amortized cost basis of the investment.
When certain triggers indicate the likelihood of an OTTI or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs a present value cash flow analysis using models that project prepayments, default rates and loss severities on the collateral supporting the security. The Company considers the following factors in determining whether a credit loss exists:
•The period over which the debt security is expected to recover;
•The length of time and extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure which includes, but is not limited to credit subordination positions, overcollateralization and protective triggers;

•
The cause of impairment and changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and
•Any adverse changes to credit conditions of the issuer or the security such as credit downgrades by the rating agencies.
If the Company intends to sell the debt security, or it is more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis, total OTTI will be recognized in earnings. However, if neither of those conditions exists, the amount of OTTI related to the credit loss is measured at the excess of the amortized cost over its present value and is recognized with other securities gains and losses in other noninterest income while the amount of impairment related to all other factors is recognized in AOCI.
Subsequent noncredit losses recorded in AOCI attributed to held to maturity investments are accreted to the amortized cost of the investment over the remaining expected life, based on the amount and timing of future estimated cash flows.
For equity securities, declines in the fair value below their cost are deemed to be other than temporary unless the Company has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow recovery in the fair value.
c) Loans Held for Sale—Loans held for sale represent loans originated or acquired by the Company with the intent to sell. The Company has elected the fair value option of accounting under U.S. GAAP for certain commercial and residential mortgage loans. Electing to use the fair value option of accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
The Company has not elected the fair value option for other residential mortgage loans primarily because the Company expects to hold these loans for a short duration. These loans are carried at the lower of cost or fair value. In determining the lower of cost or fair value adjustment on loans held for a sale, the Company pools loans based on similar risk characteristics such as loan type and interest rate. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in gain on sale of loans.
Loans and leases are transferred from loans and leases held for investment to held for sale when the Company no longer has the intent to hold for the foreseeable future. Loans and leases are transferred from held for sale to held for investment when the Company determines its intent to hold these loans and leases for the foreseeable future. Loans and leases are transferred to loans and leases held for investment at the lower of cost or fair value on the date of reclassification with any lower of cost or fair value adjustment recognized as a basis adjustment.
Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties.  These guarantees are accounted for in accordance with ASC 460, Guarantees, which requires a provision and related charge to earnings be recorded representing management's best estimate of the liability incurred as a result of the guarantee. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.  See Notes 6 and 25 for further information related to these guarantees.
d) Loans Held for Investment—Loans that the Company has the intent and ability to hold for the foreseeable future are classified as loans held for investment. Loans held for investment are reported at the principal amount outstanding, net of the allowance for loan and lease losses, net of deferred loan fees and costs and any discounts received or premiums paid on purchased loans. Deferred fees, costs, discounts and premiums are amortized over the estimated life of the loan using the interest method. Interest income on loans is recognized as earned and is computed using the effective interest method. The Company anticipates prepayments in applying the effective interest method. The key assumptions include historical prepayment trends and future interest rate expectations. The Company monitors these key assumptions and adjusts the prepayment expectations when appropriate.
Acquired loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when applicable. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (non-accretable difference). The remaining amount, representing the excess or deficit of the loan or pool cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining expected life of the loan or pool (accretable yield). The loans are reflected in the consolidated balance sheets net of these amounts.
Periodically, the Company evaluates the expected cash flows for each pool. Prior expected cash flows are compared to current expected cash flows and cash collections to determine if any additional impairment should be recognized. Impairment is recognized through an additional allowance for loan losses if the present value of future cash flows discounted at the effective interest rate of the pool has decreased. The present value of any subsequent increase in the pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that pool. Any remaining increase in cash flows expected to be collected is taken as an increase of the prospective accretable yield and recognized over the estimated remaining life of the pool.
e) Leases Held for Investment—Originated lease financing receivables are recorded as the sum of the future minimum lease payments, initial deferred costs and estimated residual values less unearned income. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates our valuation analysis on an annual basis or more frequently as warranted by events or circumstances. When the Company determines that the fair value of a lease is lower than the expected residual value of the leased asset at lease expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. Interest income is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included in lease financing receivables. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease.
Acquired lease financing receivables are recorded as the sum of expected lease payments and estimated residual values less unearned income, which includes purchased lease discounts. Unearned income is recognized based on the expected cash flows using the effective interest method.
f) Allowance for Loan and Lease Losses—The allowance for loan and lease losses represents management’s estimate of probable and reasonably estimable credit losses inherent in loans and leases held for investment as of the balance sheet date. The estimate of the allowance is based on a variety of factors including an evaluation of the loan and lease portfolio, past loss experience, adverse situations that have occurred but are not yet known that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current economic conditions.
For purposes of determining the allowance for loan and lease losses, the Company has segmented loans in the portfolio by product type. The Company’s loan and lease portfolio includes risk characteristics relevant to each segment such as loan type and guarantees as well as borrower type and geographic location. Loans are segmented into the following portfolio segments: (i) residential mortgages, (ii) commercial and commercial real estate, (iii) lease financing receivables, (iv) home equity lines and (v) consumer and credit card. The Company also further disaggregates these portfolios into classes based on the associated risks within those segments. Residential mortgages are divided into two classes: residential and government insured loans. Commercial and commercial real estate loans are similarly divided into two classes: commercial and commercial real estate. Lease financing receivables, home equity lines, and consumer and credit card are not further segmented.
Residential mortgages, lease financing receivables, home equity lines, and consumer and credit card each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability to repay and the description of underlying collateral. Significant judgment is used to determine the estimation method that fits the credit risk characteristics of each portfolio segment. The Company uses internally developed models in this process. Management must use judgment in establishing input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented.
Loans and leases in every portfolio considered to be uncollectible are charged-off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan or lease type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans and leases previously charged-off are credited back to the allowance. Loans and leases that have been charged-off against the allowance are periodically monitored to evaluate whether further adjustments to the allowance are necessary.
Loans in the commercial and commercial real estate portfolio are charged-off when:

•	The loan is risk rated “doubtful” or “loss”.

•
The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 90 days or more; (b) significant improvement in the borrower’s repayment capacity is doubtful; and/or (c) collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist.

◦The Company has agreed, in writing, to accept a deficiency note.
Loans in the residential mortgage and home equity portfolios are charged-off when:

•
The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist; or (c) notification of the borrower’s bankruptcy is received.

•	In cases where the Company is in a subordinate position to other debt, the senior lien holder has foreclosed and extinguished the junior lien.
Leases in the lease financing receivables portfolio are charged-off when the lease becomes 150 days delinquent.
Credit card receivables are charged-off when the balance becomes 90 days delinquent.
Other consumer loans are evaluated on a case by case basis, and are generally charged-off when the balance becomes 120 days delinquent.
In the Company’s commercial and commercial real estate and certain lease financing receivable portfolios, the loss allowance for all pass-rated loans is determined based upon historical loss experience, current economic conditions, industry and peer performance trends, geographic or borrower concentrations, the current business strategy and credit process, loan underwriting criteria, and other pertinent information.
The foundation for the allowance related to residential mortgages, lease financing receivables, home equity lines, and consumer and credit cards is a review of the applicable portfolios and the performance of those portfolios. The historical performance of each of these portfolios is analyzed by examining the level of charge-offs over a specific period of time. The historical average charge-off level for each portfolio is updated at least quarterly.
Reserves are determined for impaired commercial and commercial real estate loans individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of probable losses for the individual loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans determined to be collateral dependent are measured at the fair value of collateral less disposal costs. Loans for which impaired reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.
Management considers a loan to be impaired for classes within commercial and commercial real estate, when based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan including scheduled interest payments. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an impairment reserve or a charge-off to the allowance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
Once a residential mortgage is classified as a troubled debt restructuring (TDR), it is also evaluated individually for impairment. These reserves are established based on an estimate of probable losses. This estimate considers all available evidence, provided by applicable authoritative guidance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
The overall allowance estimate based on the above-described methodology may be further adjusted to reflect relevant economic factors and specific market risk components.
Loan and lease portfolios tied to acquisitions made during the year are incorporated into the Company’s allowance process. If the acquisition has an impact on the level of exposure to a particular loan or lease type, industry or geographic market, this increase in exposure is factored into the allowance determination process.
Based on facts and circumstances available, management believes that the allowance for loan and lease losses is adequate to cover any probable losses in the Company’s loan and lease portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan and lease losses.
g) Reserve for Unfunded Lending Commitments—In addition to the allowance for loan and lease losses, the Company also estimates probable losses related to unfunded lending commitments excluding commitments measured at fair value, such as letters of credit and financial guarantees. Unfunded lending commitments are subject to the same assessment as funded loans, except utilization assumptions are considered. The reserve for unfunded lending commitments is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.
h) Asset Quality—Written underwriting standards established by the Senior Credit Committee and management govern the lending activities of the Company. Established loan and lease origination procedures require appropriate documentation including borrower financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, where appropriate. Loan payment performance is monitored and late charges are assessed on past due accounts. Legal proceedings are instituted, as necessary, to minimize loss. Commercial and residential loans of the Company are periodically reviewed through a loan review process. All other loans are also subject to loan review through a periodic sampling process.
The Company uses an asset risk classification system consistent with guidelines established by the Office of the Comptroller of the Currency (OCC) as part of its efforts to monitor asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are five credit quality indicators for commercial and commercial real estate loans:

•	Pass—These loans represent an acceptable risk for the Company. The loans may represent loans that are secured with cash through loans that have a decline in earnings.

•
Special mention—These loans represent an increased risk to the Company. The loans exhibit potential credit weaknesses or downward trends. While potentially weak, the loans are currently marginally acceptable, and no loss of principal or interest is expected.

•	Substandard—These loans have one or more weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful—These loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on existing facts, conditions and values.

•	Loss—These loans are considered uncollectible and of such little value that continued recognition as a loan is not warranted.
There are two credit quality indicators for residential mortgages, lease financing receivables, home equity lines, and consumer and credit card loans:

•	Performing—No significant change in the collection of payments from the borrower.

•	Non-performing—Loans that are 90 days past due or on nonaccrual and are not accounted for under ASC 310-30.

Commercial loans with adverse classifications are reviewed by the Commercial Credit Committee of the Senior Credit Committee on a periodic basis.
The Company reports loans that are less than one month past due as current and loans that are less than 3 months past due as 30-89 days past due. For those loans that are 3 months or more past due, the Company reports these loans as 90 days or greater.
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan or lease becomes 90 days past due, with the exception of government-insured loans. Accordingly, when a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and interest income is suspended. Payments received are applied to principal balance of the loan or lease. When a client demonstrates a period of performance under the terms of the loan or lease, interest accruals are resumed and suspended interest is recognized.
Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less. See Note 11 for additional information.
Under ASC 310-40, Troubled Debt Restructuring by Creditors, the Company is required to account for certain loan modifications or restructurings as troubled debt restructurings. In general, the modification or restructuring of a debt constitutes a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Company would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute TDRs and TDRs do not necessarily result in nonaccrual loans. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.
The Company may modify certain loans to retain clients or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modifications in which more than insignificant concessions are made to borrowers experiencing financial difficulty are classified as TDRs. Such modifications could involve forgiving or forbearing a portion of interest or principal on any loans or making loans at a rate that is less than that of market rates. In such case the amount of the forgiveness is charged off.
The initial and ongoing decision regarding accrual status is a separate and distinct process from the TDR analysis and determination. If the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under restructured terms, accrual status is maintained provided the restructuring is supported by a current, well documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms. This evaluation includes consideration of the borrower’s sustained historical repayment performance for the six-month period prior to the date of the restructuring. If the borrower was materially delinquent on payments prior to the restructure, but shows potential capacity to meet the restructured terms, the loan would continue to be kept on nonaccrual status until the borrower has demonstrated performance according to the terms of the restructuring agreement for a period generally of at least six months.
Acquired loans that follow ASC 310-30 are excluded from being classified as nonaccrual when the Company can reasonably estimate cash flows.
i) Equipment under operating leases, net—Equipment under operating leases is carried at amortized cost. Equipment under operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates our valuation analysis on an annual basis or more frequently as warranted by events or circumstances.
The Company reviews equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.
j) Mortgage Servicing Rights—MSR are acquired through bulk purchases of MSR or by selling purchased or originated mortgage loans and agency mortgage-backed securities (MBS) with servicing rights retained. Originated mortgage servicing rights are recognized based on the fair values of the mortgage loans or securities and the related servicing rights at the date of sale using values derived from an internal model. MSR are amortized in proportion to, and over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment.
The Company identifies classes of servicing rights based upon the nature of the underlying assumptions used to estimate the fair value of the asset along with the risks associated with the underlying asset. Based upon these criteria, the Company has identified two classes of MSR: residential and commercial.
The Company stratifies its MSR based on the predominant risk characteristics of the underlying financial assets, including product type and interest rate coupon. The effect of changes in market interest rates on estimated rates of loan prepayment is the predominant risk characteristic of the MSR. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the amount, if any, by which the cost basis of the MSR for a given stratum exceeds its fair value. Any fair value in excess of the cost basis for a given stratum is not recognized. The Company recognizes a direct write-down when the recoverability of the valuation allowance is determined to be unrecoverable.
Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the fair value of MSR. The key assumptions used in the MSR valuation model are the anticipated rate of loan prepayments and discount rates. Other assumptions such as costs to service the underlying loans, foreclosure costs, ancillary income, and float rates are also used in determining the value of the MSR. All of the assumptions are based on standards used by market participants in valuing MSR and are reviewed and approved by management on a quarterly basis. In addition, third-party appraisals of fair value are obtained at least quarterly to confirm the reasonableness of values generated by the valuation model.

Loan servicing fee income represents income earned for servicing mortgage loans owned by investors. It includes mortgage servicing fees and other ancillary servicing income, net of guaranty fees and subservicing costs paid to third parties. Servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned.
k) Premises and Equipment—Computer hardware and software, furniture, equipment, buildings and leasehold improvements are carried at amortized cost. Depreciation is computed using the straight-line method over the estimated useful lives of hardware, software, furniture, equipment and buildings ranging from 3 to 39 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the period the Company expects to occupy the leased space. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than its carrying amount.
l) Goodwill and Intangible Assets—Goodwill, core deposit premiums and other intangible assets are included in other assets in the consolidated balance sheets.
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
m) Servicing and Corporate Advances—In the ordinary course of servicing residential and other mortgage loans, the Company routinely advances principal and interest payments to investors prior to their collection from mortgagors and payments of property taxes and insurance premiums in the event mortgagors have not funded their escrow accounts sufficiently (Servicing Advances). Additionally, the Company expends funds related to legal fees, property valuation fees, property inspection fees, maintenance and other preservation costs as required on properties that are in foreclosure (Corporate Advances). The Company establishes an allowance on advances based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses.
n) Foreclosure Claims Receivable—Foreclosure claims receivable represent foreclosure-related expenses and claims receivable primarily related to foreclosures of government-insured or guaranteed loans. These receivables are reviewed periodically for impairment. A valuation allowance is established based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. The receivable is presented net of the related valuation allowance.
o) Other Real Estate Owned—OREO consists of property that has been acquired by foreclosure or by deed in lieu of foreclosure. The properties are carried at the lower of cost or fair value (less estimated costs to sell). Costs relating to the development and improvement of property are capitalized, to the extent the balance does not exceed fair value (less cost to sell), whereas those relating to maintaining the property are charged to expense. Subsequent declines in value are based on valuations and are separately reserved until the property is sold.
p) Deposits—Deposits with clients include noninterest-bearing and interest-bearing demand deposits, savings and money market accounts, and time deposits. The Company offers deposits denominated in U.S. dollars as well as various foreign currencies. Foreign-currency denominated deposits are recorded at the spot rate, with any foreign currency gain or loss recognized as an adjustment to the carrying value. To manage the risk that may occur from fluctuations in world currency markets, the Company enters into short-term forward foreign exchange contracts.
The Company also offers certain time deposits that allow clients to receive payments at maturity based on increases in various equity, metal, commodity and foreign currency indices. This potential payment to the client qualifies as an embedded derivative. Changes in fair value of the options are recognized in other noninterest income. The Company purchases options as an economic hedge for these embedded options. See Note 23 for additional information.
q) Other Borrowings—The Company records FHLB advances and securities sold under repurchase agreements at their principal amount. Interest expense is recognized based on the coupon rate of the obligations. Premiums associated with acquired FHLB advances and securities sold under repurchase agreements are amortized over the expected term of the borrowing. Amortization of purchase premiums are recognized in interest expense using the effective interest method.
r) Trust Preferred Securities—The Company issues trust preferred securities through unconsolidated trusts as a form of additional funding. These securities are recorded at the principal amount, with interest expense recognized at the coupon rate.
s) Income Taxes—The Company and its subsidiaries file federal and certain state income tax returns on a consolidated basis. Additionally, the Company’s subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.
Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax rates in the period of change. The Company establishes a valuation allowance when management believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
The Company recognizes and measures income tax benefits based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized for a position in this model and the tax benefit claimed on a tax return is recognized as an unrecognized tax benefit. The Company recognizes income tax related interest and penalties in general and administrative expense.
t) Segment Information—ASC 280, Segment Reporting, requires the reporting of information about a company’s operating segments using a management approach. This requires that reportable segments be identified based upon those components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company reports the results of its operations through three reportable segments: Banking and Wealth Management, Mortgage Banking, and Corporate Services. See Note 30 for additional information on the Company’s segments.
u) Earnings Per Common Share (EPS)—In calculating basic and diluted EPS, the Company uses the Two-Class Method, which is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends. Basic EPS is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, nonvested stock, and the dilution resulting from the conversion of convertible preferred stock, if applicable.
v) Derivative Instruments—The Company uses derivative financial instruments to manage exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. Derivative transactions are measured in terms of the notional amount, but this amount is not reflected in the consolidated balance sheets nor, when viewed in isolation, is it a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined. Derivative instruments used for risk management purposes include those classified as fair value or cash flow hedging instruments under ASC 815, Derivatives and Hedging, as well as those classified as freestanding derivatives. As permitted under U.S. GAAP, the Company nets derivative assets and liabilities, and the related cash collateral received and paid, when a legally enforceable master netting agreement exists between the Company and the derivative counterparty.
The Company also offers various deposit products to its clients, including commodity, equity, metals and foreign exchange contracts, and typically offsets its exposure from such products by entering into financial contracts. The client accommodations and any offsetting financial contracts are treated as freestanding derivatives. Other freestanding derivatives are used to manage the overall changes in price on loans held for sale or trading investments and include interest rate swaps, forward sales commitments (FSA) and option contracts.
The Company’s derivative activities are monitored by its Asset Liability Committee (ALCO), which oversees all asset and liability management and secondary marketing activities. The Company’s hedging strategies are developed through analysis of data from financial models and other internal and industry sources. The Company incorporates the results of hedging strategies into its overall interest rate and asset/liability risk management.
Cash Flow Hedges—As part of its asset and liability management activities, the Company enters into forward interest rate swaps as a cash flow hedge for forecasted transactions that create variable cash flows. The Company uses pay fixed, receive variable interest rate swaps to synthetically convert these instruments to fixed rate and manage this exposure.
The fair values of these derivatives are reported in other assets or accounts payable and accrued liabilities. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. Any hedge ineffectiveness is reported in interest expense. Payments and proceeds related to the settlement of these derivatives are included in the operating activities section of the consolidated statements of cash flows. All gains or losses on these derivatives are included in the assessment of hedge effectiveness.
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
Freestanding Derivatives:
Interest Rate Lock Commitments (IRLCs)—In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans at interest rates that are determined prior to funding. IRLCs for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value at inception. Cash flows related to IRLCs are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
Changes in value subsequent to inception are based on changes in the fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment, affected primarily by changes in interest rates and the passage of time. The aggregate fair value of IRLCs on the balance sheet is recorded in other assets or accounts payable and accrued liabilities. The interest exposure on the Company’s IRLCs is economically hedged with forward sales commitments and options, and their fair value is recorded in other assets or accounts payable and accrued liabilities. Changes in the fair value of the IRLCs and related forward sales commitments are recognized as gain on sale of loans in the consolidated statements of income.
Forward Sales Commitments (FSA)—The Company uses FSA and optional forward sales commitments (OFSA) to manage its exposure to interest rate risk related to changes in the fair value of loans held for sale. The fair values of the FSA and OFSA are recorded in other assets and accounts payable and accrued liabilities. Changes in the fair value of these derivatives are reported as gain on sale of loans in the consolidated statements of income. Cash flows related to FSAs are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
Foreign Exchange Contracts—Foreign exchange contracts are commitments to buy or sell a foreign currency at a certain price on a future date and may be settled in cash or through delivery. The Company enters into these contracts as an economic hedge against changes in the fair value of foreign currency denominated deposits. Cash flows related to foreign exchange contracts are included in financing activities on the statement of cash flows to match the cash flows of the hedged item.
Options and Options Embedded in Client Deposits—The Company purchases options tied to increases in various equity, foreign currency, commodity or metals indices for a specified term, generally three to five years, as an economic hedge for options embedded in deposit offerings to clients. These options and the related options embedded in client deposits are recorded as freestanding derivatives in other assets, deposits or accounts payable and accrued liabilities. The derivatives are carried at fair value, with changes in fair value recognized in other noninterest income. Cash flows related to options and embedded options are included in operating activities on the statement of cash flows.
Interest Rate Swaps—From time to time the Company enters into interest rate swaps to economically hedge commercial real estate loans held for sale and trading securities. The derivatives are carried at fair value, with changes in fair value recognized as gain on sale of loans and other noninterest income, respectively. Cash flows related to interest rate swaps are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
Indemnification asset—An indemnification asset representing the fair value of the shares expected to be released to the Company from escrow was recorded as a result of the TCFG acquisition. Changes in the Company’s stock or changes resulting from either increases or decreases in expected cash flows impact the fair value of the asset and current period earnings. In addition, an indemnification asset was recorded in connection with the purchase of a pool of loans. The asset represents the fair value of the amount the Company expects the seller to repay under the recourse provision. Any changes in the asset will be recorded in noninterest expense. Cash flows related to the indemnification assets are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
w) Fair Value Measurements—Assets and liabilities measured at fair value have been categorized based upon the fair value hierarchy described below:

•	Level 1—Valuation is based upon quoted market prices for identical instruments traded in active markets.

•
Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. In addition, these estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument at one time. Finally, the tax ramifications related to the realization of any unrealized gains and losses could have a significant effect on fair value estimates and are not considered in any of the internal valuations.
Fair value estimates are determined for existing financial instruments, including derivative instruments, without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that were not considered financial instruments. Significant assets that are not considered financial instruments include MSR, premises and equipment, and goodwill and intangible assets.
For assets or liabilities in inactive markets, transaction or quoted prices may require adjustment to reflect uncertainty as to whether or not the underlying transactions are orderly. Management recognizes that significant events that impact fair value may occur after the measurement date. The Company’s policy is to monitor these events and determine whether adjustments to fair value are required.
The estimated fair values of all of the Company’s derivative financial instruments are reported in Note 24. Counterparty risk for derivative contracts and its impact on the determination of fair value are discussed in Note 23.
x) Variable Interest Entities—The Company is required to evaluate whether to consolidate a variable interest entity (VIE) when it first becomes involved and on an ongoing basis. In almost all cases, a qualitative analysis of its involvement in the entity provides sufficient evidence to determine whether the Company is the primary beneficiary.
The Company consolidates VIEs in which it is the primary beneficiary and holds a controlling financial interest. This is evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from the VIE that could be potentially significant to the VIE. The Company takes into the account all of its involvement in a VIE identifying implicit or explicit variable interests that individually or in the aggregate could be significant enough to warrant the designation as the primary beneficiary. This would require the Company to consolidate the VIE or otherwise require the Company to make appropriate disclosures. See Note 26 for additional information.
y) Acquisition Activities—Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at fair value at their respective acquisition dates, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets may be exchanged in observable exchange transactions. As a result, the depositor relationship intangible asset is considered identifiable, because the separability criterion has been met.
Indemnification assets are recognized when the seller contractually indemnifies, in whole or in part, the buyer for a particular uncertainty. The recognition and measurement of an indemnification asset is based on the related indemnified item. That is, the acquirer should recognize an indemnification asset at the same time that it recognizes the indemnified item, measured on the same basis as the indemnified item, subject to collectability or contractual limitations on the indemnified amount. If the indemnification asset meets the definition of a derivative, changes in the fair value are recognized in earnings.
Under the Federal Deposit Insurance Corporation (FDIC) loss sharing agreements, EB may be required to rebate a portion of the cash received from the FDIC at acquisition in the event that losses do not reach a specified threshold, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. This liability is considered to be contingent consideration as it requires the return of a portion of the initial consideration in the event that certain contingencies are met. Contingent consideration is measured each reporting period at fair value through other noninterest expense until the contingency is resolved.
3.  Recent Accounting Pronouncements
Disclosures about the Fair Value of Financial Instruments—In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which resulted in additional disclosures to the consolidated financial statements. The remaining disclosure item noted above was adopted on January 1, 2011, which resulted in additional disclosure information about purchases, sales, issuances, and settlements in the consolidated financial statements.
Credit Risk Exposure for Financing Receivables—In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires additional information about credit risk exposure for financing receivables and the related allowance for loan losses including an allowance rollforward on a portfolio segment basis, the recorded investment in financing receivables on a portfolio segment basis, the nonaccrual status of financing receivables by class, impaired financing receivables by class, aging of past due receivables by class, credit quality indicators by class, troubled debt restructurings information by class, and significant purchases and sales of financing receivables. ASU 2010-20 defines recorded investment as the amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment. Additionally, ASU 2010-20 defines portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Classes of financing receivables generally are a disaggregation of portfolio segments. The required disclosures as of the end of the reporting period were effective for public companies for interim and annual reporting periods ending on or after December 15, 2010 and the activity disclosures are required for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update 2010-20. ASU 2011-01 delays the disclosures related to troubled debt restructuring until interim and annual periods ending after June 30, 2011. The additional disclosures required under ASU 2010-20 are included in the Company’s consolidated financial statements in Note 8.
Business Combinations—In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force. ASU 2010-29 clarifies that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for acquisitions after January 1, 2011 and did not have a significant impact in the consolidated financial statements.
Troubled Debt Restructuring—In March 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 requires that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. Disclosure should include the total amount of the receivable and the allowance for credit losses as of the end of the period of adoption. The Company has adopted this standard effective for the three months ended March 31, 2011 and applied it retroactively to January 1, 2011. The recorded investment in receivables for which the allowance for loan and lease losses was previously measured under a general allowance for loan and lease methodology and are now impaired under Section 310-10-35 (as amended by ASU 2011-02) was $23,663, and the allowance for loan and lease losses associated with those receivables, on the basis of a current evaluation of loss, was $2,819. The additional TDR disclosures required under ASU 2010-20 are included in the Company’s consolidated financial statements in Note 8.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements — In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the first quarter of 2012 and was applied prospectively. Adoption of this standard resulted in additional disclosures as presented in Note 24 but did not have any impact on the Company’s results of operations.
Presentation of Comprehensive Income — In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 is effective for the first quarter of 2012 and should be applied retrospectively. Adoption of this standard resulted in the presentation of a new statement of comprehensive income separate from the statement of shareholders’ equity but did not have any impact on the Company’s results of operations. In December 2011, the FASB issued ASU 2011-12,Comprehensive Income (Topic 220)- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income (AOCI) on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company’s consolidated financial statements or results of operations. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. ASU 2013-02 also requires that entities either (1) present in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of AOCI based on its source and the income line item affected by the reclassification if items are reclassified out of AOCI in their entirety or (2) cross reference to other required, related disclosures for additional information if items are not reclassified out of AOCI in their entirety. ASU 2013-02 will become effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard will include additional disclosures but is not expected to have any impact on the Company's consolidated financial statements or results of operations.
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
Balance Sheet Offsetting—In December 2011, the FASB issued 2011-11, Balance Sheet (210)—Disclosures about Offsetting Assets and Liabilities, which will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The guidance will require that entities disclose the gross and net information about both instruments that are offset in the balance sheet or are subject to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to only (1) derivatives, including bifurcated embedded derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions, to the extent they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position. The requirements set forth in both ASU 2011-11 and ASU 2013-01 will become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of these standards will include additional disclosures but is not expected to have any impact on the Company's consolidated financial statements or results of operations.
4.  Acquisition Activities
Acquisition of Business Property Lending, Inc. - On October 1, 2012, EB, a wholly owned subsidiary of EverBank Financial Corp. (EFC), acquired 100% of the outstanding common shares of Business Property Lending, Inc. (BPL), a wholly owned subsidiary of General Electric Capital Corporation (GECC) for cash consideration of $2,401,398. The acquisition provides the Company with an established and operating platform for expanding its originating capacity nationwide originating commercial real estate loans to small and mid-size business clients. The transaction was accounted for using the acquisition method with the consideration paid allocated to all identifiable assets and liabilities acquired.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$654
Commercial real estate loans	2,337,123
Mortgage servicing rights	14,445
Other assets	16,397
Technology intangible	2,100
Goodwill	36,621
Total Assets Acquired	2,407,340
Accounts payable and other liabilities	5,942
Total Liabilities Assumed	5,942
Total Identifiable Net Assets	$2,401,398
Through December 31, 2012, a total of $4,334 in acquisition-related costs were incurred and expensed related to the BPL acquisition. These expenses are reflected in general and administrative expenses in the consolidated statements of income.
The fair value of assets acquired includes financing receivables for commercial real estate with a fair value of $2,337,123 that is comprised of both loans accounted for under ASC 310-20, Receivables, Nonrefundable Fees and Other Costs, as well as loans accounted for under ASC 310-30. The following table presents a bridge from UPB, or contractual net investment, to carrying value for the acquired financing receivables at acquisition date by method of accounting:

	ASC 310-20	ASC 310-30
Unpaid principal balance at acquisition	$2,229,822	$89,993
Plus: contractual interest due or unearned income	1,176,442	62,517
Contractual cash flows due	3,406,264	152,510
Less: cash flows not expected to be collected (1)	518,949	42,387
Expected cash flows	2,887,315	110,123
Less: accretable yield	629,788	30,527
Carrying value at acquisition	$2,257,527	$79,596
(1) Cash flows not expected to be collected includes the effects of both credit losses as well as modeled prepayment assumptions.
The Company also acquired the commercial mortgage servicing rights for $2,916,000 in unpaid principal balance with a fair value of $14,445 at acquisition date. In addition, the Company recorded a definite-lived intangible asset related to acquired technology of $2,100 recorded in other assets. After allocating the purchase price to the identifiable assets acquired and liabilities assumed, goodwill was $36,621. The goodwill related to the BPL acquisition is non-deductible for tax purposes and was allocated to the Banking and Wealth Management segment.
BPL's actual net interest income after provision for loan losses, noninterest income and net income included in the Company's consolidated statement of income from October 1, 2012 through December 31, 2012 were $26,908, $7,760 and $15,964, respectively.
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
Pro Forma Results (unaudited)
The unaudited pro forma consolidated combined statements of income included below are intended to provide information about the continuing impact of the BPL acquisition on the Company by showing how the acquisition might have affected historical financial statements had the acquisition occurred on January 1, 2011. Included in the statements presented below are adjustments to the combined historical financial statements for BPL and the Company to include the effects of the amortization of purchase accounting fair value adjustments, adjustments related to the transaction that are expected to have an ongoing impact on the results of operations and elimination of material nonrecurring charges associated with the transaction.

Selected unaudited pro forma results of operations for the years ended December 31, 2012 and 2011, assuming the BPL acquisition had occurred as of January 1, 2011, are as follows:

	2012	2011
Net interest income after provision for loan and lease losses	$550,524	$494,087
Noninterest income	383,137	242,237
Net income	111,624	95,169
Net income attributable to common shareholders	100,900	83,951
Pro forma earnings per common share, basic	$0.95	$1.01
Pro forma earnings per common share, diluted	0.93	0.98
Pro Forma Adjustments
Net interest income after provision for loan and lease losses was increased by $58,439 and $68,376 for the years ended December 31, 2012 and 2011 due to a reduction of interest expense as a result of the change in debt structure of the business upon acquisition, partially offset by the amortization of premiums recorded in purchase accounting and the recording of future expected provision expense due to the elimination of the allowance for loan losses in purchase accounting.
Noninterest income was reduced by $2,605 and $6,240 for the years ended December 31, 2012 and 2011 to reflect the amortization of the commercial mortgage servicing rights recognized at acquisition. The amounts were determined by amortizing the fair value recorded at acquisition in proportion to and over the estimated life of the projected net servicing revenue including estimating the timing of prepayments and without any anticipated impairment of the related servicing rights.
Net income was decreased by $525 and $700 for the years ended December 31, 2012 and 2011 to reflect the amortization of the intangible assets recognized at acquisition. For the years ended December 31, 2012, this decrease was offset by the elimination of $4,334 of transaction costs incurred. Net income also decreased by $20,237 and $22,852 for the years ended December 31, 2012 and 2011 to reflect the tax effects of the pro forma adjustments using a statutory tax rate of 35%.
Acquisition of Warehouse Lending - On April 2, 2012, the Company completed its acquisition of 100% of the net assets of the Warehouse Lending Division of MetLife Bank, N.A. pursuant to the asset purchase agreement dated February 8, 2012 between the Company and MetLife Bank, N.A.  The acquisition was funded entirely by cash with the transaction accounted for using the acquisition method. Based on the acquisition method of accounting, the consideration paid was allocated to the acquired assets and liabilities. No identifiable intangible assets nor goodwill were recognized in the transaction. Information regarding the acquisition is as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed:
Commercial loans	$350,997
Accrued interest and fees	617
Total Assets Acquired	351,614
Other liabilities	543
Total Liabilities Assumed	543
Total Identifiable Net Assets	$351,071
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
Acquisition of Tygris Commercial Finance Group — On February 5, 2010, the Company acquired 100% of the outstanding common shares of Tygris.
Pro Forma Results (unaudited)
The unaudited pro forma consolidated combined statements of income include the effect of the accretion of purchase accounting fair value adjustments based on asset and liability valuations as of the acquisition date. The unaudited pro forma consolidated combined statements of income also include adjustments related to the provision for loan and lease losses and the bargain purchase gain recorded as a result of the transaction. Selected unaudited pro forma results of operations for the years ended December 31, 2010, assuming the Tygris acquisition had occurred as of January 1, 2009, are as follows:

December 31, 2010
Net interest income after provision for loan and lease losses	$400,547
Noninterest income	290,581
Net income	147,993
Net income attributable to common shareholders	112,795
Pro forma earnings per common share, basic	$1.51
Pro forma earnings per common share, diluted	1.47
5.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of December 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
2012
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$63	$6	$—	$69	$69
Residential CMO securities - nonagency	1,577,270	39,860	5,355	1,611,775	1,611,775
Residential mortgage-backed securities (MBS) - agency	226	15	—	241	241
Asset-backed securities (ABS)	9,461	—	1,935	7,526	7,526
Equity securities	77	190	—	267	267
Total available for sale securities	$1,587,097	$40,071	$7,290	$1,619,878	$1,619,878
Held to maturity:
Residential CMO securities - agency	$106,346	$3,497	$—	$109,843	$106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	$143,234	$5,483	$2,008	$146,709	$143,234
2011
Available for sale:
Residential CMO securities - agency	$96	$8	$—	$104	$104
Residential CMO securities - nonagency	1,919,046	17,609	40,837	1,895,818	1,895,818
Residential MBS - agency	317	21	—	338	338
Asset-backed securities	10,573	—	3,096	7,477	7,477
Equity securities	77	108	—	185	185
Total available for sale securities	$1,930,109	$17,746	$43,933	$1,903,922	$1,903,922
Held to maturity:
Residential CMO securities - agency	$159,882	$6,029	$78	$165,833	$159,882
Residential MBS - agency	19,132	1,464	—	20,596	19,132
Corporate securities	10,504	—	2,583	7,921	10,504
Total held to maturity securities	$189,518	$7,493	$2,661	$194,350	$189,518
At December 31, 2012 and 2011, investment securities with a carrying value of $421,209 and $543,705, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, including collateralized mortgage obligation securities, are disclosed separately in the table below as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

	Amortized Cost	Fair Value	Yield
Available for sale:
ABS securities
After ten years	$9,461	$7,526	1.55%
Residential CMO securities — agency	63	69	6.01%
Residential CMO securities — nonagency	1,577,270	1,611,775	3.88%
Residential MBS — agency	226	241	3.52%
Equity securities	77	267
	1,587,097	1,619,878
Held to maturity:
Corporate securities
After ten years	4,987	2,979	3.57%
Residential CMO securities — agency	106,346	109,843	3.12%
Residential MBS — agency	31,901	33,887	3.55%
	143,234	146,709
	$1,730,331	$1,766,587
For the years ended December 31, 2012, 2011 and 2010 gross gains of $0, $15,892 and $25,296 respectively, and gross losses of $0, $0 and $3,321 respectively, were realized on available for sale investments in other noninterest income. The cost of investments sold is calculated using the specific identification method.
The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012
Debt securities:
Residential CMO securities - nonagency	$57,715	$299	$183,285	$5,056	$241,000	$5,355
Asset-backed securities	—	—	7,526	1,935	7,526	1,935
Corporate securities	—	—	2,979	2,008	2,979	2,008
Total debt securities	$57,715	$299	$193,790	$8,999	$251,505	$9,298
2011
Debt securities:
Residential CMO securities - nonagency	$573,928	$16,646	$226,507	$24,191	$800,435	$40,837
Residential CMO securities - agency	6,224	78	—	—	6,224	78
Asset-backed securities	—	—	7,477	3,096	7,477	3,096
Corporate securities	—	—	2,404	2,583	2,404	2,583
Total debt securities	$580,152	$16,724	$236,388	$29,870	$816,540	$46,594
The Company had unrealized losses at December 31, 2012 and 2011 on residential CMO securities, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At December 31, 2012, the Company had 31 debt securities in an unrealized loss position. A total of 3 were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. The remaining 28 debt securities were in an unrealized loss position for 12 months or longer. These 28 securities consisted of three ABS, one corporate security and 24 nonagency residential CMO securities. Of the $9,298 in unrealized losses, $5,355 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
When certain triggers indicate the likelihood of an OTTI or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. The Company recognized credit-related OTTI losses of $685 in other noninterest income for the year ended

December 31, 2011 primarily due to a continued decline in the collateral value of a corporate security.
There were no OTTI losses recognized on available for sale or held to maturity securities during the year ended December 31, 2012. Information regarding impairment related to credit loss recognized on securities in other noninterest income and impairment related to all other factors recognized in AOCI for the year ended December 31, 2011 are as follows:

Debt securities:	Impairment Related to Credit Loss	Impairment Related to All Other Factors	Total Impairment
Balance, January 1, 2011	$3,354	$502	$3,856
Additional charges on securities for which OTTI was previously recognized	685	(499)	186
Reduction for securities on which a reduction in value was taken against earnings (1)	(4,039)	—	(4,039)
Accretion of impairment related to all other factors	—	(3)	(3)
Balance, December 31, 2011	$—	$—	$—

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

During the years ended December 31, 2012, 2011, and 2010 interest and dividend income on investment securities was comprised of the following:

	2012	2011	2010
Interest income on available for sale securities	$72,017	$101,066	$157,388
Interest income on held to maturity securities	6,093	4,988	1,565
Other interest and dividend income	2,518	796	464
	$80,628	$106,850	$159,417
All investment interest income recognized by the Company during the year ended December 31, 2012, 2011 and 2010 was fully taxable.
Other Investments—Other investments as of December 31, 2012 and 2011 are as follows:

	2012	2011
FHLB stock	$155,926	$96,371
Other	2,246	2,021
Total	$158,172	$98,392
The Company relies on borrowing lines with the Federal Home Loan Bank of Atlanta as an additional funding source. See Note 14 for further discussion related to collateral to secure FHLB advances. As a condition of membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock. The Company’s stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock is redeemable at par.
The FHLB stock held by the Company is carried at cost and is subject to recoverability testing similar to investment securities. The Company considers the FHLB’s operating performance, liquidity and funding position, credit ratings and ability to meet statutory and regulatory requirements in assessing the recoverability of the investment. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Company’s investment. As of December 31, 2012, the Company did not recognize an impairment charge related to the Company’s FHLB stock holdings. There can be no assurance, however, that future negative changes in the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.
6.  Loans Held for Sale
Loans held for sale as of December 31, 2012 and 2011, consist of the following:

	2012	2011
Mortgage warehouse (carried at fair value)	$1,452,236	$761,818
Government insured pool buyouts	96,635	1,939,114
Other	539,175	24,354
Total loans held for sale	$2,088,046	$2,725,286
The Company typically transfers residential mortgage loans originated or acquired to various financial institutions, government agencies, government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming residential mortgage loans. In connection with these transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and either retain or release the right to service the loans. The servicing arrangement represents the Company's continuing involvement with these transferred loans.
In addition, the Company also may be exposed to limited liability related to recourse agreements and repurchase agreements made to our issuers and purchasers, which are included in commitments and contingencies in Note 25. Commitments and contingencies include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 25 for the maximum exposure to loss for material breach of contractual representations and warranties.
The following is a summary of cash flows related to transfers accounted for as sales for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Proceeds received from agency securitizations	$8,297,369	$5,037,329	$5,080,174
Proceeds received from nonagency sales	361,168	444,048	948,143

Servicing fees collected	98,929	91,980	84,334

Repurchased loans from agency securitizations	7,363	9,149	3,497
Repurchased loans from nonagency sales	31,494	20,884	17,667
During the year ended December 31, 2012, the Company transferred $591,442 of conforming residential mortgages to GNMA in exchange for mortgage-backed securities.  As of December 31, 2012, the Company retained $99,121 of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the consolidated balance sheet as loans held for sale. The remaining $492,321 in securities were sold to unrelated third parties during the year ended December 31, 2012, and have been recorded as sales.
The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to our fair value option loans, and the offsetting hedging position.
In connection with these transfers, the Company recorded servicing assets in the amount of $76,238, $56,268 and $71,804, for the years ended December 31, 2012, 2011 and 2010, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 9 for information relating to servicing activities and MSR.
During the year ended December 31, 2012, the Company transferred $1,953,013 in residential mortgage and commercial loans from loans held for sale to loans held for investment at lower of cost or fair value. A majority of these loans were mortgage pool buyouts. For certain mortgage pool buyouts that meet the pooling and collateral eligibility requirements, the Company is able to securitize and sell the pools in the secondary market. The Company transferred loans that do not meet eligibility requirements to loans held for investment. The Company has the positive intent to hold these loans for the foreseeable future. Additionally, upon acquisition of mortgage pool buyouts from the Company's servicing portfolio or from third parties, the Company expects to hold the loans through liquidation or for the foreseeable future.
During the year ended December 31, 2012, respectively, the Company transferred $242,878 of loans to held for sale at lower of cost or fair value. The majority of these loans are preferred products initially originated for the held for investment portfolio. Most of these loans were sold during the fourth quarter of 2012.
7.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Residential mortgages	$6,708,748	$4,556,841
Commercial and commercial real estate	4,771,768	1,165,384
Lease financing receivables	836,935	588,501
Home equity lines	179,600	200,112
Consumer and credit card	8,038	8,443
Total loans and leases held for investment, net of discounts	12,505,089	6,519,281
Allowance for loan and lease losses	(82,102)	(77,765)
Total loans and leases held for investment, net	$12,422,987	$6,441,516
As of December 31, 2012 and 2011, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	2012	2011
Net purchased loan and lease discounts	$164,132	$237,170
Net deferred loan and lease origination costs	25,275	19,057
During 2012 and 2011, the Company’s significant purchases consisted of $1,618,438 and $877,827 respectively, in residential mortgages in addition to the acquisition activities described in Note 4.

Lease Financing Receivables—Lease financing receivables are collateralized by a secured interest in the equipment and, in certain circumstances, additional collateral and/or guarantees. As of December 31, 2012 and 2011, the components of net lease financing receivables are as follows:

	2012	2011
Loans receivable	$114,147	$71,396
Minimum lease payments receivable	774,369	614,440
Residuals	52,602	41,157
Unearned income	(97,488)	(84,523)
Lease financing receivables, net of unearned income	843,630	642,470
Net deferred lease origination costs	15,736	10,788
Purchased lease discounts	(22,431)	(64,757)
	836,935	588,501
Allowance for loan and lease losses	(3,181)	(3,766)
Lease financing receivables, net	$833,754	$584,735
The following is a schedule of future minimum lease payments to be received on leases held for investment at December 31, 2012:

2013	$268,987
2014	206,176
2015	146,537
2016	90,948
2017	44,706
Thereafter	17,015
$774,369

Concentration of Credit Risk—The Company originates residential mortgages, commercial and commercial real estate loans, home equity loans, credit card loans, leases, and other consumer loans nationwide and in Florida. Although the Company’s loan and lease portfolio is diversified, a significant portion of the portfolio is collateralized by real estate and commercial equipment. The Company’s lending policy related to the real estate portfolio requires real estate loan collateral based upon several factors, including certain loan-to-appraised-value ratios and borrower credit history.
For the years ended December 31, 2012 and 2011, the Company did not originate negative amortizing loans. The principal balance of interest-only loans was $1,952,207 and $1,902,455 for residential mortgages and $207,534 and $121,812 for commercial mortgages at December 31, 2012 and 2011, respectively.
The 5 highest concentration percentages by state for each category of the Company’s loan and lease portfolio and the corresponding states’ percentages of the United States (U.S.) population at December 31, 2012 are as follows:

	Percentage of Loan Portfolio
	Residential Mortgages	Commercial and Commercial Real Estate	Leases	% of U.S. Population
California	19%	18%	11%	12%
Florida	11	20	8	6
Texas	8	5	11	8
New York	6	9	7	6
Georgia	5			3
Illinois		5		4
Pennsylvania			5	4
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Contractual payments receivable for acquired loans and leases at acquisition	$847,257	$435,941
Expected cash flows for acquired loans and leases at acquisition	511,766	245,654
Basis in acquired loans and leases at acquisition	436,784	225,002
Information pertaining to the ACI portfolio as of December 31, 2012 and 2011 is as follows:

	Bank of Florida	Other Acquired Loans	Total
2012
Carrying value, net of allowance	$472,374	$876,351	$1,348,725
Outstanding unpaid principal balance or contractual net investment	520,873	913,020	1,433,893
Allowance for loan and lease losses, beginning of year	11,638	4,351	15,989
Allowance for loan and lease losses, end of year	16,789	5,175	21,964

	Bank of Florida	Tygris	Other Acquired Loans	Total
2011
Carrying value, net of allowance	$621,116	$—	$522,071	$1,143,187
Outstanding unpaid principal balance or contractual net investment	685,967	—	543,240	1,229,207
Allowance for loan and lease losses, beginning of year	6,189	97	3,695	9,981
Allowance for loan and lease losses, end of year	11,638	—	4,351	15,989
The Company recorded $5,975 and $6,008 in provision for loan and lease losses for the ACI portfolio for the years ended December 31, 2012 and 2011, respectively. The increase in provision is the result of a decrease in expected cash flows on certain pools of ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the years ended December 31, 2012 and 2011:

2012		Bank of Florida	Other Acquired Loans	Total
Balance, beginning of year		$141,750	$65,973	$207,723
Additions		—	75,481	75,481
Accretion		(34,716)	(29,484)	(64,200)
Reclassifications (from) to accretable yield		(7,833)	9,237	1,404
Balance, end of year		$99,201	$121,207	$220,408

2011	Bank of Florida	Tygris	Other Acquired Loans	Total
Balance, beginning of year	$198,633	$9,745	$44,603	$252,981
Additions	—	—	20,652	20,652
Accretion	(45,913)	(3,371)	(15,487)	(64,771)
Reclassifications (from) to accretable yield	(10,970)	2,567	23,912	15,509
Transfer from loans held for investment to loans held for sale	—	—	(7,707)	(7,707)
Transfer to cost recovery	—	(8,941)	—	(8,941)
Balance, end of year	$141,750	$—	$65,973	$207,723
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

The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of December 31, 2012 and 2011:

	Bank of Florida	Tygris	Total
2012
Residential mortgages	$56,390	$—	$56,390
Commercial and commercial real estate	441,998	—	441,998
Lease financing receivables	—	75,201	75,201
Home equity lines	17,992	—	17,992
Consumer and credit card	1,378	—	1,378
Total recorded investment of covered loans and leases	$517,758	$75,201	$592,959
2011
Residential mortgages	$74,580	$—	$74,580
Commercial and commercial real estate	569,014	—	569,014
Lease financing receivables	—	176,125	176,125
Home equity lines	19,082	—	19,082
Consumer and credit card	2,345	—	2,345
Total recorded investment of covered loans and leases	$665,021	$176,125	$841,146

8. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	8,753	14,195	2,811	6,126	114	31,999
Charge-offs	(19,226)	(8,597)	(3,671)	(3,295)	(163)	(34,952)
Recoveries	650	6,056	275	248	61	7,290
Balance, end of year	$33,631	$39,863	$3,181	$5,265	$162	$82,102

	2011
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$46,584	$33,490	$2,454	$10,907	$254	$93,689
Change in estimate	10,154	(682)	(802)	(6,323)	(440)	1,907
Transfers to loans held for sale	(397)	—	—	—	—	(397)
Provision for loan and lease losses	23,731	12,819	7,369	3,384	494	47,797
Charge-offs	(36,664)	(19,446)	(5,371)	(5,806)	(193)	(67,480)
Recoveries	46	2,028	116	24	35	2,249
Balance, end of year	$43,454	$28,209	$3,766	$2,186	$150	$77,765

2010
Balance, beginning of year	$93,178
Provision for loan and lease losses	79,341
Charge-offs	(80,098)
Recoveries	1,268
Balance, end of year	$93,689
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of December 31, 2012 and 2011:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2012
Residential mortgages	$12,568	$15,888	$5,175	$33,631
Commercial and commercial real estate	5,569	17,505	16,789	39,863
Lease financing receivables	—	3,181	—	3,181
Home equity lines	—	5,265	—	5,265
Consumer and credit card	—	162	—	162
Total allowance for loan and lease losses	$18,137	$42,001	$21,964	$82,102

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2012
Residential mortgages	$95,274	$5,747,862	$865,612	$6,708,748
Commercial and commercial real estate	92,262	4,174,429	505,077	4,771,768
Lease financing receivables	—	836,935	—	836,935
Home equity lines	—	179,600	—	179,600
Consumer and credit card	—	8,038	—	8,038
Total loans and leases held for investment	$187,536	$10,946,864	$1,370,689	$12,505,089

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2011
Residential mortgages	$7,436	$30,554	$5,464	$43,454
Commercial and commercial real estate	6,021	11,663	10,525	28,209
Lease financing receivables	—	3,766	—	3,766
Home equity lines	—	2,186	—	2,186
Consumer and credit card	—	150	—	150
Total allowance for loan and lease losses	$13,457	$48,319	$15,989	$77,765

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2011
Residential mortgages	$90,927	$3,852,119	$613,795	$4,556,841
Commercial and commercial real estate	142,360	477,643	545,381	1,165,384
Lease financing receivables	—	588,501	—	588,501
Home equity lines	—	200,112	—	200,112
Consumer and credit card	—	8,443	—	8,443
Total loans and leases held for investment	$233,287	$5,126,818	$1,159,176	$6,519,281

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types quarterly based on performing status. For a detailed description of the risk grading, refer to Note 2.

The following tables present the recorded investment for loans and leases by credit quality indicator as of December 31, 2012 and 2011:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2012
Residential mortgages:
Residential	$3,880,360	$—	$68,924	$3,949,284
Government insured pool buyouts (1)	1,590,732	1,168,732	—	2,759,464
Lease financing receivables	834,925	—	2,010	836,935
Home equity lines	175,354	—	4,246	179,600
Consumer and credit card	7,699	—	339	8,038
Total	$6,489,070	$1,168,732	$75,519	$7,733,321

	Pass	Special Mention	Substandard	Doubtful	Total
2012
Commercial and commercial real estate:
Commercial	$1,368,054	$565	$8,416	$4,405	$1,381,440
Commercial real estate	3,027,554	79,779	282,995	—	3,390,328
Total commercial and commercial real estate	$4,395,608	$80,344	$291,411	$4,405	$4,771,768

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2011
Residential mortgages:
Residential	$3,655,884	$—	$71,658	$3,727,542
Government insured pool buyouts (1)	649,391	179,908	—	829,299
Lease financing receivables	586,116	—	2,385	588,501
Home equity lines	195,861	—	4,251	200,112
Consumer and credit card	8,024	—	419	8,443
Total	$5,095,276	$179,908	$78,713	$5,353,897

	Pass	Special Mention	Substandard	Doubtful	Total
2011
Commercial and commercial real estate:
Commercial	$151,473	$1,527	$18,279	$4,136	$175,415
Commercial real estate	639,883	78,385	270,656	1,045	989,969
Total commercial and commercial real estate	$791,356	$79,912	$288,935	$5,181	$1,165,384

(1)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of December 31, 2012 and 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
2012
Residential mortgages:
Residential	$12,648	$4,844	$68,924	$86,416	$3,759,325	$3,845,741
Government insured pool buyouts (1) (2)	132,479	70,915	1,168,732	1,372,126	625,269	1,997,395
Commercial and commercial real estate:
Commercial	242	271	4,985	5,498	1,358,107	1,363,605
Commercial real estate	—	—	71,149	71,149	2,831,937	2,903,086
Lease financing receivables	4,250	2,039	571	6,860	830,075	836,935
Home equity lines	1,221	1,108	4,246	6,575	173,025	179,600
Consumer and credit card	57	30	339	426	7,612	8,038
Total loans and leases held for investment	$150,897	$79,207	$1,318,946	$1,549,050	$9,585,350	$11,134,400

2011
Residential mortgages:
Residential	$16,966	$12,673	$71,658	$101,297	$3,487,525	$3,588,822
Government insured pool buyouts (1)	23,396	17,909	179,908	221,213	133,011	354,224
Commercial and commercial real estate:
Commercial	—	32	10,751	10,783	137,216	147,999
Commercial real estate	2,117	4,450	48,611	55,178	416,826	472,004
Lease financing receivables	3,394	971	962	5,327	583,174	588,501
Home equity lines	1,953	498	4,251	6,702	193,410	200,112
Consumer and credit card	106	50	233	389	8,054	8,443
Total loans and leases held for investment	$47,932	$36,583	$316,374	$400,889	$4,959,216	$5,360,105

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.

(2)
Government insured pool buyouts past due increased from December 31, 2011 primarily due to the transfer of loans from held for sale to held for investment categories during the third quarter of 2012. See Note 6 for more information on the transfer.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of December 31, 2012 and 2011:

	2012			2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$77,501	$75,111	$12,568	$79,516	$74,189	$7,436
Commercial and commercial real estate:
Commercial	12,356	2,615	371	13,787	4,697	779
Commercial real estate	56,997	33,967	5,198	50,033	37,189	5,242
Total impaired loans with an allowance recorded	$146,854	$111,693	$18,137	$143,336	$116,075	$13,457

Without a related allowance recorded:
Residential mortgages:
Residential	$25,602	$20,163	$—	$16,738	$16,738	$—
Commercial and commercial real estate:
Commercial	5,413	4,446	—	10,650	9,814	—
Commercial real estate	59,332	51,234	—	122,385	90,661	—
Total impaired loans without an allowance recorded	$90,347	$75,843	$—	$149,773	$117,213	$—
The following table presents the average investment and interest income recognized on impaired loans for the years ended December 31, 2012 and 2011:

	2012		2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$91,250	$2,457	$87,037	$1,696
Commercial and commercial real estate:
Commercial	9,130	43	7,945	361
Commercial real estate	105,120	2,230	156,292	2,748
Total impaired loans	$205,500	$4,730	$251,274	$4,805
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of December 31, 2012 and 2011:

	2012		2011
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$68,924	$—	$71,658	$—
Government insured pool buyouts	—	1,168,732	—	179,908
Commercial and commercial real estate:
Commercial	4,985	—	12,294	—
Commercial real estate	71,149	—	86,772	—
Lease financing receivables	2,010	—	2,385	—
Home equity lines	4,246	—	4,251	—
Consumer and credit card	339	—	419	—
Total nonaccrual loans and leases	$151,653	$1,168,732	$177,779	$179,908

Troubled Debt Restructurings (TDR) — Modifications considered to be TDRs are individually evaluated for credit loss based on a discounted cash flow model using the loan’s effective interest rate at the time of origination. The discounted cash flow model used in this evaluation is adjusted to reflect the modified loan’s elevated probability of future default based on the Company’s historical re-default rate. These loans are classified as nonaccrual and have been included in the Company’s impaired loan disclosures in the tables above. A loan is considered to re-default when it is 30 days past due. Once a modified loan demonstrates a consistent period of performance under the modified terms, generally six months, the Company returns the loan to an accrual classification. If a modified loan defaults under the terms of the modified agreement, the Company measures the allowance for loan and lease losses based on the fair value of collateral less cost to sell.
The following is a summary of information relating to modifications considered to be TDRs for the years ended December 31, 2012 and 2011:

	2012			2011
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	51	$20,644	$20,681	136	$57,157	$57,244
Commercial and commercial real estate:
Commercial	9	2,172	2,172	5	6,550	6,550
Commercial real estate	15	27,167	27,167	16	10,943	10,943
Total	75	$49,983	$50,020	157	$74,650	$74,737

The Company included 106 loans with an unpaid principal balance of $10,508 that were previously modified in Chapter 7 bankruptcy as TDRs at December 31, 2012. Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest only periods.
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the years ended December 31, 2012 and 2011 are as follows:

	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	8	$2,523	23	$8,650
Commercial and commercial real estate:
Commercial	3	342	3	6,970
Commercial real estate	3	389	7	5,486
Total	14	$3,254	33	$21,106
The recorded investment of TDRs as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Loan Type:
Residential mortgages	$95,275	$90,927
Commercial and commercial real estate	64,674	61,481
Total recorded investment of TDRs	$159,949	$152,408
Accrual Status:
Current	$86,495	$85,905
30-89 days past-due accruing	3,600	6,723
90+ days past-due accruing	244	—
Nonaccrual	69,610	59,780
Total recorded investment of TDRs	$159,949	$152,408

TDRs classified as impaired loans	$159,949	$152,408
Valuation allowance on TDRs	16,258	9,743

9.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance, beginning of year	$489,496	$573,196	$503,646
Acquired servicing rights	14,445	—	92,588
Originated servicing rights capitalized upon sale of loans	76,238	56,268	71,804
Amortization	(137,433)	(96,022)	(93,147)
Increase in valuation allowance, net	(63,508)	(39,455)	—
Other	(3,379)	(4,491)	(1,695)
Balance, end of year	$375,859	$489,496	$573,196

Valuation allowance:
Balance, beginning of year	$39,455	$—	$—
Increase in valuation allowance	68,206	39,455	—
Recoveries	(4,698)	—	—
Balance, end of year	$102,963	$39,455	$—
Components of loan servicing fee income for the years ended December 31, 2012, 2011 and 2010 are presented below:

	2012	2011	2010
Contractually specified service fees, net	$135,817	$149,065	$157,961
Other ancillary fees	37,014	38,233	50,470
Other	2,433	2,141	2,413
	$175,264	$189,439	$210,844
Residential
The Company services mortgage loans for itself and others. At December 31, 2012 and 2011, the Company’s residential mortgage servicing portfolio totaled $49,422,000 and $53,066,000, respectively, including residential mortgage loans held for sale. At December 31, 2012 and 2011, the Company was subservicing approximately $1,776,000 and $1,772,000, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized subservicing revenue of $2,433, $2,141 and $2,413, respectively.
In connection with the servicing of the above loans, the Company maintains escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate bank accounts at EB or other financial institutions. Escrow funds held at the Company and included as noninterest-bearing deposits in the accompanying consolidated balance sheets are $1,143,520 and $1,058,462 at December 31, 2012 and 2011, respectively. Escrow funds deposited at other financial institutions and not included in the consolidated balance sheets are $103,871 and $72,260 at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011, the Company had insurance coverage for errors and omissions in the amount of $20,000 and $20,000, respectively, and fidelity bond insurance of $60,000 and $60,000, respectively, related to these servicing activities.
For loans securitized and sold for the years ended December 31, 2012 and 2011 with servicing retained, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	2012			2011
Average discount rates	8.60%	—	9.92%	8.04%	—	9.47%
Expected prepayment speeds	10.13%	—	18.67%	7.33%	—	15.97%
Weighted-average life in years	4.65	—	6.70	5.05	—	8.14

At December 31, 2012 and 2011, the Company estimated the fair value of its capitalized residential MSR to be approximately $363,173 and $494,547, respectively. The unpaid principal balance below excludes $7,049,000 and $5,248,000 at December 31, 2012 and 2011, respectively, for loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at December 31, 2012 and 2011 are as follows:

	2012	2011
Unpaid principal balance	$42,373,000	$47,818,000
Gross weighted-average coupon	4.66%	4.98%
Weighted-average servicing fee	0.30%	0.31%
Expected prepayment speed (1)	19.73%	12.74%
(1) The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.
A sensitivity analysis of the Company’s fair value of residential mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of December 31, 2012 and 2011 is presented below.

	2012	2011
Prepayment Rate
10% adverse rate change	$23,100	$26,955
20% adverse rate change	44,232	51,872
Discount Rate
10% adverse rate change	12,696	18,306
20% adverse rate change	24,539	35,336
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
Commercial
The Company acquired $14,445 of commercial MSR in connection with the BPL acquisition. As of December 31, 2012, the carrying value and fair value of our commercial MSR was $12,700 and $15,698, respectively.
10. Premises and Equipment
Premises and equipment at December 31, 2012 and 2011 consist of the following:

	2012	2011
Computer hardware and software	$80,002	$70,296
Leasehold improvements	19,000	7,852
Furniture	17,985	9,104
Equipment	9,202	6,446
Building	1,250	1,250
	127,439	94,948
Less accumulated depreciation and amortization	(60,633)	(51,210)
	$66,806	$43,738
Equipment under operating leases at December 31, 2012 and 2011 consist of the following:

	2012	2011
Equipment under operating leases (1)	$71,502	$67,440
Less accumulated depreciation	(24,176)	(12,627)
	$47,326	$54,813

(1)	Balances exclude rent and deferred rent receivables as well as deferred origination cost.

Depreciation and amortization expense for premises and equipment was $15,911, $11,909 and $10,100 for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense for equipment under operating leases was $20,062, and $11,030 for the years ended December 31, 2012 and 2011, respectively.

11. Other Assets
Other assets at December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Foreclosure claims receivable, net of allowance of $11,721 and $2,537, respectively	$196,952	$69,572
Servicing advances, net of allowance of $11,518 and $17,082, respectively	125,118	94,229
Accrued interest receivable	82,965	78,167
Other real estate owned, net of allowance of $16,051 and $15,031, respectively	55,277	62,120
Corporate advances, net	47,778	44,120
Goodwill	46,859	10,238
Margin receivable, net	40,260	170,656
Fair value of derivatives, net	33,261	47,693
Prepaid assets	8,841	12,463
Intangible assets, net	7,921	7,404
Other	57,833	50,134
	$703,065	$646,796
A summary of other real estate owned activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance, beginning of year	$62,120	$56,616	$24,087
Additions	49,485	65,230	80,801
Provision on OREO	(7,962)	(14,471)	(16,034)
Sales	(48,366)	(45,255)	(32,238)
Balance, end of year	$55,277	$62,120	$56,616
12. Goodwill and Intangible Assets
The change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Balance, beginning of year	$10,238	$10,238
Goodwill acquired during the period	36,621	—
Balance, end of year	$46,859	$10,238
Refer to Note 4 for information relating to the acquisition of BPL.
Intangible Assets—In recording the acquisition of BPL, value was assigned to the acquired technology platform. No residual value was assigned to this intangible asset. The fair value assigned to this finite-lived intangible asset at the date of acquisition is as follows:

	Fair Value at Acquisition Date	Weighted-Average Amortization Period (Years)
BPL:
Technology platform	$2,100	3

Components of the finite-lived intangible assets and liabilities had the following carrying amounts and accumulated amortization at December 31, 2012 and 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2012
Technology platform	$6,237	$(2,186)	$4,051
Core deposit premium	3,200	(1,181)	2,019
Customer relationships	2,613	(762)	1,851
Total intangible assets	$12,050	$(4,129)	$7,921
2011
Technology platform	$4,137	$(1,322)	$2,815
Core deposit premium	3,200	(724)	2,476
Customer relationships	2,613	(500)	2,113
Operating lease intangible	(491)	491	—
Total intangible assets	$9,459	$(2,055)	$7,404
Amortization expense related to intangible assets was $1,583, $1,217 and $838 for the years ended December 31, 2012, 2011 and 2010, respectively.
Future estimated amortization expense for intangible assets is as follows:

2013	$2,108
2014	2,108
2015	1,933
2016	776
2017	452
Thereafter	544
Total	$7,921
13. Deposits
Deposits as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Noninterest-bearing demand	$1,445,783	$1,234,615
Interest-bearing demand	2,681,769	2,124,306
Market-based money market accounts	439,399	455,204
Savings and money market accounts, excluding market-based	4,451,843	3,759,045
Market-based time	736,612	901,053
Time, excluding market-based	3,386,982	1,791,540
	$13,142,388	$10,265,763
Deposits are reported net of unamortized yield adjustments of $5,179 and $1,442 and unamortized options related to index-linked time deposits of $7,578 and $11,616 at December 31, 2012 and 2011, respectively.
Scheduled maturities of time deposits at December 31, 2012 are as follows:

2013	$2,673,352
2014	533,738
2015	413,973
2016	311,701
2017	159,457
2018	—
2019	44,130
$4,136,351
Scheduled maturities are reported at the contractual deposit amount, gross of unamortized yield adjustments and unamortized options related to index-linked time deposits.

Time deposits that are $100,000 and greater are $1,730,666 and $1,479,309 as of December 31, 2012 and 2011, respectively.
Index-linked Time Deposits
MarketSafe Certificates of Deposit (CDs)—EB’s deposit products include MarketSafe CDs with returns that are based upon a variety of reference indices, including equity, commodities, foreign currency and precious metals. These index-linked time deposits totaled $142,602 and $206,899 at December 31, 2012 and 2011, respectively. The general characteristics of all MarketSafe CDs include the following:

•
On the maturity date of each CD, a depositor will receive an amount equal to 100% of the original principal deposit (except upon an early withdrawal as described below) plus a supplemental payment based upon the performance of the underlying indices at specific points in time (the amount of the supplemental payment will never be a negative amount).

•	Each CD has a participation factor, which is a percentage of the upside index performance and which determines the return to the depositor on the maturity date.

•
Early withdrawals are not subject to principal protection or a guaranteed minimum annual percentage yield (APY), if any. EverBank will allow an early withdrawal only upon the death or adjudication of incompetence of the depositor, and penalties may apply.

•	Deposits are FDIC insured.

•	Terms have, in the past, ranged from three to eight years.
Equity Based CDs—EB issued one type of MarketSafe CD with equity-based indices, the Japanese Real Estate Investment Trusts (REIT) Index, outstanding during 2012 or 2011. The reference index for the Japanese REIT CD is the Tokyo Stock Exchange REIT Index. This index is a capitalization-weighted index of all Real Estate Investment Trusts listed on the Tokyo Stock Exchange. The index was first published in March of 2003. The Japanese REIT CD product was first issued April 24, 2007 and all such CDs matured by August 11, 2011.
Commodity Based CDs—EB issued one commodity-based CD, the Diversified Commodity CD, outstanding during 2012 and 2011. The Diversified Commodity Reference Index is composed of ten equally weighted commodities (WTI Crude Oil, Gold, Silver, Platinum, Soybeans, Corn, Sugar, Copper, Nickel and Lean Hogs) and tied to spot pricing. Diversified Commodity CDs have a 100% participation factor, with a maximum market upside payment subject to a 10% cap of the individual commodities. The Diversified Commodities CD product was first issued March 29, 2011 and all such CDs mature by June 21, 2016.
Foreign Currency Based CDs—EB issued three foreign currency based CDs, the BRIC CD, Currency Returns CD, and the emerging markets CD, outstanding during 2012 or 2011. The BRIC reference index is comprised of four equally weighted currencies: Brazilian real, Russian ruble, Indian rupee, and Chinese renminbi. It was first issued on August 25, 2009 and all such CDs mature by December 13, 2012. The Currency Returns CD reference index is the Deutsche Bank Currency Returns (DBCR) Index. The DBCR Index seeks to replicate three strategies (carry, momentum, and valuation) that are employed in the foreign currency market and combines them all into a single equally weighted index. The Currency Returns CD was first issued on September 28, 2010 and all such CDs mature by November 14, 2014. The Emerging Markets Reference Index is composed of four equally weighted currencies: Columbian peso (COP), Israeli shekel (ILS), South Korean won (KRW), and Turkish lira (TRY). It was first issued on September 24, 2012 and all such CDs mature by September 25, 2017.
Metals Based CDs—EB issued four metals-based CDs: Gold Bullion, Silver Bullion, Diversified Metals and Timeless Metals CDs, outstanding during 2012 or 2011. The Gold and Silver Bullions are tied to spot pricing. The Gold Bullion CDs were first issued on October 25, 2005 and all such CDs mature by June 17, 2015. The Silver Bullion CDs were first issued on August 28, 2007 and all such CDs mature by June 16, 2016. The Diversified Metals Reference Index is composed of three equally weighted precious metal commodities (gold, silver, and platinum) and tied to spot pricing. Diversified Metal CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Diversified Metals CDs were first issued on May 25, 2010 and all such CDs mature by August 17, 2015. Timeless Metals Reference Index is composed of five equally weighted precious commodities (copper, nickel, silver, platinum, and gold) and tied to spot pricing. Timeless Metals CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. Timeless Metals CDs were first issued on June 21, 2011 and all such CDs mature by August 30, 2016.

Deposits Denominated in Foreign Currency
A summary of foreign currency denominated deposits at December 31, 2012 and 2011 is as follows:

	2012	2011
Noninterest-bearing demand	$391	$333
Money market accounts	378,418	397,941
Time	594,010	694,154
	$972,819	$1,092,428
A summary of foreign currency denominated deposits by currency at December 31, 2012 and 2011 is as follows:

	2012	2011
Australian Dollar	$225,918	$257,792
Canadian Dollar	112,956	117,989
Norwegian Krone	108,552	115,368
Chinese Renminbi	101,402	119,852
Swiss Franc	85,511	94,077
Brazilian Real	71,271	98,544
Singapore Dollar	59,978	57,607
New Zealand Dollar	58,270	59,185
Euro	51,095	62,883
South African Rand	22,381	25,835
Other	75,485	83,296
	$972,819	$1,092,428
14.   Other Borrowings
Other borrowings at December 31, 2012 and 2011 are comprised of the following:

	2012	2011
FHLB advances, including unamortized premium of $262 and $1,199, respectively	$3,030,620	$1,237,485
Securities sold under agreements to repurchase, including unamortized premium of $78 and $394, respectively	142,401	20,394
	$3,173,021	$1,257,879

The securities sold under agreements to repurchase mature in the first quarter of 2013. At December 31, 2012 and 2011, investment securities with a carrying value of $178,468 and $27,591, respectively, were pledged to secure securities sold under agreements to repurchase.
Advances from the FHLB at December 31, 2012 and 2011 are as follows:

	2012	2011
Fixed-rate advances with a weighted-average interest rate of 2.05% and 2.45%, respectively	$2,412,858	$846,786
Convertible advances with a weighted-average fixed interest rate of 4.24% and 4.42%, respectively	17,000	44,000
Overnight advances with a weighted-average floating interest rate of 0.36% and 0.36%, respectively	600,500	345,500
	$3,030,358	$1,236,286
Contractual maturity dates for FHLB advances at December 31, 2012 are as follows:

2013	$853,358
2014	100,000
2015	381,000
2016	290,000
2017	330,000
Thereafter	1,076,000
$3,030,358
At December 31, 2012, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 30% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. At December 31, 2011, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 40% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. The agreement requires a blanket floating lien on any of four loan categories: 1-4 family first mortgage loans, multifamily (5+ units) mortgage loans, home equity lines of credit and second mortgage loans, and commercial real estate loans. As of December 31, 2012 and 2011, all four loan categories were pledged to secure FHLB advances in a blanket floating lien. In addition, the Company also pledges certain investment securities from time to time to secure FHLB advances.
At December 31, 2012, the carrying amounts of loans and investment securities pledged to secure FHLB advances were $12,359,633 and $65,556, respectively. At December 31, 2011, the carrying amount of loans and investment securities pledged to secure FHLB advances were $8,468,850 and $231,056, respectively. The lendable value of assets pledged was $3,505,495 and $2,071,704 as of December 31, 2012 and 2011, respectively. Based on the lendable value of assets pledged, the Company was eligible to borrow an additional $475,119 and $832,593 at December 31, 2012 and 2011, respectively.
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
Interest expense on FHLB advances for the years ended December 31, 2012, 2011 and 2010 was $44,879, $31,912 and $35,959, respectively.
15. Trust Preferred Securities
As of December 31, 2012, the Company sponsored and wholly-owned 100% of the common equity of eight unconsolidated trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $103,750 at December 31, 2012 and 2011, are the sole assets of each trust.
The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. The Company has the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
In January 2011, the Company purchased $10,000 of its own trust preferred securities due in September 2037 at a discount, resulting in a gain on extinguishment of debt of $4,400 which is included in other noninterest income in the consolidated statements of income. As a result of the extinguishment, the forecasted transactions related to the interest payments associated with this debt were no longer expected to occur, and the fair value of the cash flow hedge of $293 at the date of extinguishment was reclassified from AOCI to other noninterest income.
Total interest expense on trust preferred securities for the years ended December 31, 2012, 2011 and 2010 is $6,006, $6,641 and $7,769, respectively.
The terms of the outstanding trust preferred securities at December 31, 2012 and 2011 are summarized as follows:

Maturity		Dividend Rate	2012	2011
July 2031		10.25% fixed	$15,000	$15,000
July 2031	(1)	Three-month LIBOR, plus 3.58% (3.89% and 4.01%, respectively)	15,000	15,000
January 2035		Three-month LIBOR, plus 1.99% (2.33% and 2.39%, respectively)	10,000	10,000
August 2035		Fixed at 6.40% to August 2015 (thereafter, three-month LIBOR, plus 1.80%)	10,000	10,000
November 2035		Fixed at 6.08% to November 2015 (thereafter, three-month LIBOR, plus 1.49%)	10,000	10,000
December 2036		Fixed at 6.74% to December 2016 (thereafter, three-month LIBOR, plus 1.74%)	15,750	15,750
June 2037		Fixed at 6.63% to June 2012 (thereafter, three-month LIBOR, plus 1.70%; 2.00% at December 31, 2012)	15,000	15,000
September 2037		Fixed at 7.38% to June 2012 (thereafter, three-month LIBOR, plus 1.70%; 2.00% at December 31, 2012)	13,000	13,000
			$103,750	$103,750
(1) London Interbank Offered Rate
For the first trust preferred security listed above (July 2031 maturity, 10.25% fixed, $15,000 principal amount outstanding), interest is payable semi-annually and may be deferred at any time at the election of the Company for up to 10 consecutive semiannual periods. For all other trust preferred securities listed above, interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods.  During a deferral period, the Company is subject to certain restrictions, including being prohibited from declaring and paying dividends on its common stock or preferred stock.  As of December 31, 2012, the Company had not elected to defer interest payments on any of its trust preferred securities.

16.  Shareholders’ Equity
Common Stock — On May 8, 2012, the Company completed the issuance and sale of 22,103,000 shares of its common stock, par value of $0.01 per share (the Common Stock), in its initial public offering (IPO) of Common Stock (the Offering), including 2,883,000 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares from the Company, at a price to the public of $10.00 per share. The shares were offered pursuant to the Company’s Registration Statement on Form S-1. The Company received net proceeds of $198,464 from the Offering, after deducting underwriting discounts and commissions and offering expenses.
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
Series A 6% Cumulative Convertible Preferred Stock — On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Cumulative Convertible Preferred Stock (Series A 6% Preferred Stock), which was paid on March 1, 2012. As a result of the special cash dividend, all shares of Series A 6% Preferred Stock were converted into 2,801,160 shares of Common Stock.
Series B 4% Cumulative Convertible Preferred Stock — Prior to the completion of the Offering, a special cash dividend of $1,073 was declared on shares of the Series B Preferred Stock, which was paid to the holders on June 19, 2012. As a result of the merger of EverBank Florida into EverBank Delaware, the 136,544 shares of outstanding Series B Preferred Stock automatically converted into 15,964,644 shares of Common Stock.
Series A 6.75% Non-Cumulative Perpetual Preferred Stock — On November 13, 2012, the Company completed the sale of $150,000 of new preferred equity through the issuance and sale of 6,000,000 depositary shares in an underwritten public offering, each representing a 1/1,000th interest in a share of Series A 6.75% Non-Cumulative Perpetual Preferred Stock (Series A 6.75% Preferred Stock), par value $0.01 per share, at a price of $25.00. The Company received net proceeds of $144,325 from the offering after deducting underwriting discounts, commissions, and offering expenses. Dividends, if declared, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, and are payable in arrears at a rate of 6.75% per annum. As of December 31, 2012, no dividends were in arrears.
The Series A 6.75% Preferred Stock has no stated maturity, a liquidation preference of $25.00 per depositary share and redemption is solely at the option of the Company in whole following a regulatory capital treatment event, as defined. In addition, the Series A 6.75% Preferred Stock may be redeemed in whole or in part on January 5, 2018 or any dividend payment date thereafter. Under current rules, any redemption of the Series A 6.75% Preferred Stock is subject to prior approval of the Federal Reserve Board, and it is not subject to any sinking fund or other obligations of the Company.
Following the merger of EverBank Florida into EverBank Delaware, the Company has one class of common stock and one class of preferred stock. See Note 1 for further information on the merger of EverBank Florida into EverBank Delaware.
17. Accumulated Other Comprehensive Income (Loss)
AOCI for years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Unrealized holding gains (losses) on debt securities:
Balance, beginning of year	$(16,197)	$19,712	$29,497
Reclassification of unrealized gains to earnings	—	(15,892)	(21,975)
Unrealized gains (losses) due to changes in fair value	58,893	(40,711)	4,660
OTTI loss (noncredit portion), net of accretion	—	(502)	1,159
Tax effect	(22,327)	21,196	6,371
Balance, end of year	20,369	(16,197)	19,712
Fair market value of interest rate swaps:
Balance, beginning of year	(83,153)	(14,493)	(1,483)
Net unrealized gains (losses) due to changes in fair value	28,803	(110,755)	(20,491)
Tax effect	(10,841)	42,095	7,481
Balance, end of year	(65,191)	(83,153)	(14,493)
Net loss on settlement of forward swaps:
Balance, beginning of year	(8,399)	(10,275)	(7,951)
Losses associated with current period transactions	(65,306)	(4,816)	(9,015)
Reclassification of unrealized net losses to earnings	11,103	7,515	5,388
Tax effect	20,640	(823)	1,303
Balance, end of year	(41,962)	(8,399)	(10,275)
Total accumulated other comprehensive income (loss)	$(86,784)	$(107,749)	$(5,056)

18. General and Administrative Expense
Components of general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 are presented below:

	2012	2011	2010
Professional fees	$70,011	$63,867	$28,353
Foreclosure and OREO expense	54,385	35,306	21,617
FDIC premium assessment and other agency fees	39,183	29,032	14,899
Advertising and marketing expense	36,016	17,667	18,598
Other credit-related expense	29,490	47,544	75,715
Portfolio expense	14,744	8,889	9,346
Loan origination expense	11,632	9,183	7,431
Write-down of Tygris indemnification asset	—	8,680	22,023
Loss on early extinguishment of debt	—	—	10,341
Other	51,916	31,349	30,545
	$307,377	$251,517	$238,868
19.  Income Taxes
The provision for income taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Current:
Federal	$65,877	$(17,312)	$43,777
State	7,495	1,937	3,592
Total current	73,372	(15,375)	47,369
Deferred:
Federal	(26,854)	46,705	8,744
State	(4,563)	(2,545)	4,860
Total deferred	(31,417)	44,160	13,604
Total income tax	$41,955	$28,785	$60,973
The Company’s actual provision for income taxes differs from the expected federal income tax provision for the years ended December 31, 2012, 2011 and 2010, as follows:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at the federal statutory rate	$40,599	35.00%	$28,530	35.00%	$87,456	35.00%
State income taxes, net of federal income tax effect	1,991	1.72%	(698)	(0.86)%	6,583	2.63%
Bargain purchase gain	—	—%	—	—%	(23,820)	(9.53)%
Revaluation of net unrealized built-in loss (NUBIL)	—	—%	691	0.85%	(7,840)	(3.14)%
Transaction costs	—	—%	—	—%	143	0.06%
Other	(635)	(0.55)%	262	0.32%	(1,549)	(0.62)%
Provision for Income Taxes	$41,955	36.17%	$28,785	35.31%	$60,973	24.40%

The components of the Company’s deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Federal net operating loss carryforwards	$68,024	$73,240
State net operating loss carryforwards	8,416	7,683
Interest rate swaps	65,688	55,632
Credit and other reserves	50,226	38,397
Allowance for loan losses	31,198	29,356
Purchase accounting	25,209	24,793
FDIC clawback liability	19,283	16,360
Security and loan valuations	17,299	6,874
Share-based compensation	6,312	5,800
Nonaccrual interest on loans	5,933	10,307
Available for sale securities	—	9,831
Other	14,624	8,330
Total deferred tax assets	312,212	286,603
Valuation allowance	(5,365)	(3,904)
Total deferred tax assets, net of valuation allowance	306,847	282,699
Deferred tax liabilities
Equipment leases	49,958	58,969
Mortgage servicing rights	27,563	47,809
Purchase accounting	17,676	2,777
Available for sale securities	12,494	—
Fixed assets	9,481	5,169
Deferred tax gain	3,371	4,465
Other	15,427	11,876
Total deferred tax liabilities	135,970	131,065
Net deferred tax assets	$170,877	$151,634
Recognition of deferred tax assets is based on management’s belief that it is more likely than not the tax benefit associated with temporary differences, operating loss carryforwards and tax credit carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.
At December 31, 2012, the Company had a deferred tax asset of $68,024 attributable to federal operating loss carryforwards. The federal operating loss carryforward is attributable to the Tygris acquisition and is subject to an annual limitation, which should expire in 2030. A valuation allowance is not warranted for the federal operating loss carryforwards due to the Company’s positive earnings history. Additionally, any potential ownership changes should not have an impact on the utilization of the federal operating loss carryforwards.
At December 31, 2012, the Company had a gross deferred tax asset of $8,416 attributable to state operating loss carryforwards. Management does not believe that it can realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $5,365 was established for state net operating loss carryforwards.
Deferred tax expense does not include the change in the Company’s net deferred tax assets associated with the tax effects of other comprehensive income adjustments. The Company’s net deferred tax assets decreased $12,174 for other comprehensive income adjustments.
A reconciliation of the beginning and ending unrecognized tax benefits as of December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance, beginning of year	$4,186	$5,197	$346
Additions based on tax positions related to the current year	—	1,268	—
Additions for tax positions of prior years	—	—	4,851
Reductions for tax positions of prior years	(41)	—	—
Reductions for lapse of statute of limitations	(1,418)	(2,279)	—
Balance, end of year	$2,727	$4,186	$5,197
As of December 31, 2012, 2011 and 2010, the balance of unrecognized tax benefits, if recognized, that would reduce the effective tax rate was $1,129, $1,170 and $346, respectively. Included in the unrecognized tax benefits are some items whose recognition would not impact the effective tax rate, such as the tax effect of temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the federal tax effect. It is reasonably possible that the unrecognized tax benefits balance will decline by as much as $1,200 within the next twelve months.
The Company classifies interest and penalties on uncertain tax positions as a component of general and administrative expenses. The Company’s accrued interest and penalties on unrecognized tax benefits was $404 and $785 as of December 31, 2012 and 2011, respectively. Accrued interest and penalties are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets.
The Company is subject to periodic review by federal and state taxing authorities in the ordinary course of business. With few exceptions, the Company is no longer subject to examination by these taxing authorities for years prior to 2009.
20. Employee Benefit Plan
The Company sponsors a defined contribution plan, adopted under Internal Revenue Code 401(k) (the Plan), covering substantially all full-time employees meeting certain eligibility requirements. During the year ended December 31, 2012 the plan increased the employee contribution limit from 18% to 100%. Employees may contribute between 1% and 100% of their eligible pretax compensation to the Plan, subject to Internal Revenue Code 401(k) contribution limits. The Company matches, based on the employee's contribution, up to 4% of an employee’s eligible compensation contributed as an elective deferral. The Company recognized expense related to these contributions of $6,372, $4,689 and $3,613 during the years ended December 31, 2012, 2011 and 2010, respectively.
In addition, the Company may make profit-sharing contributions to the Plan at the discretion of the Board of Directors. During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense related to the Plan of $7,500, $5,502 and $4,600, respectively.
Expenses related to 401(k) matching and profit-sharing contributions are included in salaries, commissions, and other employee benefits expense in the consolidated statements of income.
21. Share-Based Compensation
The Company issues share-based compensation awards under the EverBank Financial Corp Equity Incentive Plan. These awards include stock options and nonvested stock. All awards granted are approved by the Compensation Committee of the Board of Directors. Shares repurchased are canceled and are not reissued. New common shares are issued from authorized and available shares. At December 31, 2012 a total of 14,980,764 shares were available for future grants. The Company’s compensation expense and its related income tax benefit are as follows:

	2012	2011	2010
Share-based compensation expense recorded in salaries, commissions and other employee benefits expense	$3,993	$3,732	$4,293
Share-based compensation expense recorded in general and administrative expense	259	—	—
Income tax benefit	1,616	1,318	1,599
Option Plans — The Company issues stock options under the EverBank Financial Corp Equity Incentive Plan. These options allow certain employees of the Company and other subsidiaries to purchase shares of common stock as an incentive for continued performance.
The fair value of options, as determined by the Black-Scholes option-pricing model, is recognized as compensation expense on a straight-line basis over the vesting period. In determining compensation expense, the Company evaluates annual forfeiture rates for stock options based on historical experience. Compensation cost not yet recognized for nonvested options was $8,750 at December 31, 2012 and is expected to be recognized over a weighted average period of 2.3 years.
Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

	2012			2011			2010
Risk-free interest rate	1.52%	-	1.93%	2.67%	-	3.33%	2.15%	-	3.62%
Expected volatility	25.42%			25.34%	-	25.99%	25.84%	-	32.16%
Weighted-average expected volatility	25.42%			25.66%			27.25%
Expected term (years)	8.80			8.80			8.60	-	8.80
Dividend yield	—%			—%			—%
The risk-free interest rate is based on the U.S. Treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected option terms were based on the Company’s historical exercise and post-vesting termination behaviors. The Company analyzes a group of publicly-traded peer institutions to determine the expected volatility of its stock. The peer group is assessed for adequacy annually, or as circumstances indicate significant changes to the composition of the peer group are warranted. Volatility for the Company's stock is estimated utilizing the average volatility calculated for the peer group, which is based upon daily price observations over the estimated term of the options granted.
Options vest over various periods, generally one to five years, and terms range from five to 10 years. Based on historical experience and the characteristics of the grantee, the Company uses estimated forfeiture rates that range from 0% to 36% over the term of the options. Amounts included in compensation expense reflect the fair value of the underlying options as of the grant date multiplied by the number of options expected to vest, accrued on a straight-line basis over the applicable vesting period.

A summary of the Company’s stock option activity for the year ended December 31, 2012, is as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	11,507,077	$11.04
Granted	774,960	13.80
Exercised	(649,200)	4.43		$5,633
Forfeited	(51,750)	10.65
Canceled	(30,000)	10.01
Outstanding, end of year	11,551,087	$11.60	5.3	$41,291

Options exercisable at year end	8,914,785	$10.69	4.4	$39,277
Options vested and expected to vest	11,318,121	$11.56	5.2	$40,867

The following table provides additional information related to options awarded and options exercised for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Options awarded	774,960	741,187	1,564,665
Weighted-average grant date fair value of options awarded	$6.98	$5.29	$3.06
Options exercised	649,200	523,845	27,000
Total intrinsic value of options exercised	$5,633	$5,970	$79
Cash received upon exercise of options	$2,874	$1,604	$208
Tax benefits realized upon exercise of options	$1,950	$2,255	$29

Nonvested Stock — The Company issues nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation. The shares generally vest based on future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight-line basis over the applicable vesting schedule. Compensation expense not yet recognized for nonvested stock was $580 at December 31, 2012 and is expected to be recognized over a weighted-average period of 1.7 years.
A summary of the Company’s nonvested stock activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	470,605	$7.52	629,265	$7.13	671,160	$6.89
Issued	62,100	13.41	14,175	14.33	19,410	11.99
Vested	(368,970)	7.50	(169,695)	6.56	(60,300)	6.09
Forfeited	—	—	(3,140)	11.69	(1,005)	7.73
Outstanding, end of year	163,735	$9.71	470,605	$7.52	629,265	$7.13

22.  Earnings Per Share
The Company calculates earnings per share in accordance with ASC 260, Earnings per Share. Because the Company’s Series A 6% and Series B Preferred Stock met the definition of participating securities, this guidance requires the use of the Two-Class Method to calculate basic and diluted earnings per share. The Two-Class Method allocates earnings between common and participating shares. In calculating basic earnings per common share, only the portion of earnings allocated to common shares is used in the numerator. The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net income	$74,042	$52,729	$188,900
Less distributed and undistributed net income allocated to preferred stock	(10,724)	(11,218)	(44,120)
Net income allocated to common shareholders	$63,318	$41,511	$144,780
(Units in Thousands)
Average common shares outstanding	104,014	74,892	72,479
Common share equivalents:
Stock options	1,663	2,209	1,674
Nonvested stock	274	405	436
Average common shares outstanding, assuming dilution	105,951	77,506	74,589
Basic earnings per share	$0.61	$0.55	$2.00
Diluted earnings per share	$0.60	$0.54	$1.94
On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Preferred Stock, which was paid on March 1, 2012, in order to induce conversion to shares of Common Stock. On April 24, 2012, the Company's Board of Directors approved a special cash dividend of $1,073 to the holders of the Series B Preferred Stock, which was paid on June 19, 2012. The Company has included the special cash dividends as distributed net income attributable to participating securities. In addition, the Company included the Series A 6% Preferred Stock and Series B Preferred Stock as a participating security through the date of conversion and upon conversion, the Company included the shares in common shares outstanding.
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of December 31, 2012 2011 and 2010 are as follows:

	2012	2011	2010
Stock Options	5,648,587	5,160,127	4,525,440

23.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 24. The total notional or contractual amounts and fair values as of December 31, 2012 and 2011 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Fair value hedges:
Interest rate swaps	$31,247	$—	$579
Cash flow hedges:
Forward interest rate swaps	703,000	—	105,166
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	1,737,555	10,904	970
Forward and optional forward sales commitments	2,781,788	2,498	6,481
Foreign exchange contracts	963,820	10,368	2,121
Equity, foreign currency, commodity and metals indexed options	150,885	15,880	—
Options embedded in client deposits	150,181	—	15,750
Indemnification assets	273,687	9,092	—
Total freestanding derivatives		48,742	25,322
Netting and cash collateral adjustments (1)		(15,481)	(110,641)
Total derivatives		$33,261	$20,426

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2011
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,153,000	$—	$133,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	828,866	8,059	126
Forward sales commitments	1,278,899	1,140	13,340
Interest rate swaps	18,000	—	831
Foreign exchange contracts	1,114,838	9,494	16,293
Equity, foreign currency, commodity and metals indexed options	220,465	20,460	—
Options embedded in client deposits	218,514	—	20,192
Indemnification assets	482,094	8,540	—
Total freestanding derivatives		47,693	50,782
Total derivatives		$47,693	$184,679

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties.

Fair Value Hedges
Activity for derivatives in fair value hedge relationships for the year ended December 31, 2012 is as follows:

2012
Loss on fair value hedge, recognized in interest income	$(70)
Gain on hedged items, recognized in interest income	80
Ineffectiveness(1), recognized in interest income	$10
There was no fair value hedge activity for the years ended December 31, 2011 and 2010.
Cash Flow Hedges
Activity for derivatives in cash flow hedge relationships for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Gains (losses), net of tax, recognized in AOCI (effective portion)	$17,961	$(68,660)	$(13,010)
Reclassifications to interest expense (effective portion)	(11,103)	(7,515)	(5,388)
Pre-tax losses recognized in interest expense (ineffective portion(1))	—	72	(4)

(1)	All changes in the value of the derivatives were included in the assessment of hedge effectiveness.
As of December 31, 2012, AOCI included $18,054 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 6 years.
Freestanding Derivatives
The following table shows the net losses recognized for the years ended December 31, 2012, 2011 and 2010 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815. These gains and losses are recognized in other noninterest income, except for the changes in indemnification assets which are recognized in general and administrative expense.

	2012	2011	2010
Gains (losses) on interest rate contracts (1)	$(118,875)	$(69,490)	$(50,728)
Gains (losses) on indemnification assets (2)	552	(8,680)	(22,023)
Other	316	(444)	—
Total	$(118,007)	$(78,614)	$(72,751)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.
(2)     Refer to Note 24 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on December 31, 2012 and 2011 was $107,215 and $153,337, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2012, $109,990 in collateral was netted against liability derivative positions subject to master netting agreements with $40,260 of collateral posted for positions not subject to master netting agreements. As of December 31, 2011, the Company posted $170,656 in collateral in the normal course of business.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2012, $14,830 in collateral was netted against asset derivative positions subject to master netting agreements. As of December 31, 2011, the Company held $3,560 in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.

24.  Fair Value Measurements
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
Recurring Fair Value Measurements
As of December 31, 2012 and 2011, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting	Total
2012
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$69	$—	$—	$69
Residential CMO securities - nonagency	—	1,611,775	—	—	1,611,775
Residential MBS - agency	—	241	—	—	241
Asset-backed securities	—	7,526	—	—	7,526
Equity securities	267	—	—	—	267
Total available for sale securities	267	1,619,611	—	—	1,619,878
Loans held for sale	—	1,452,236	—	—	1,452,236
Financial liabilities:
FDIC clawback liability	—	—	50,720	—	50,720
Derivative financial instruments:
Derivative assets (Note 23)	10,368	29,282	9,092	(15,481)	33,261
Derivative liabilities (Note 23)	2,121	128,946	—	(110,641)	20,426

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
2011
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$104	$—	$104
Residential CMO securities - nonagency	—	1,895,818	—	1,895,818
Residential MBS - agency	—	338	—	338
Asset-backed securities	—	7,477	—	7,477
Equity securities	185	—	—	185
Total available for sale securities	185	1,903,737	—	1,903,922
Loans held for sale	—	761,818	15,462	777,280
Financial liabilities:
FDIC clawback liability	—	—	43,317	43,317
Derivative financial instruments:
Cash flow hedges (Note 23)	—	(133,897)	—	(133,897)
Freestanding derivatives (Note 23)	(6,799)	(4,830)	8,540	(3,089)

Changes in assets and liabilities measured at level 3 fair value on a recurring basis for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Available for Sale Securities
	Residential CMO Securities - Nonagency (1)	Asset-Backed Securities (1)	Loans Held for Sale (2)	FDIC Clawback Liability (3)	Freestanding Derivatives (4)
2010
Balance, beginning of period	$1,532,643	$7,935	$21,939	$—	$190
Purchases, sales, issuances, and settlements, net	660,785	(15)	(2,038)	(37,592)	30,764
Transfers out of level 3	(2,215,306)	(7,889)	(2,100)	—	—
Gains (losses) included in earnings for the period	21,938	—	(2,665)	(1,719)	(22,005)
Gains (losses) included in other comprehensive loss	(60)	(31)	—	—	—
Balance, end of period	$—	$—	$15,136	$(39,311)	$8,949
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2010	$—	$—	$(2,377)	$(1,719)	$(21,869)
2011
Balance, beginning of period	$—	$—	$15,136	$(39,311)	$8,949
Purchases	—	—	—	—	13,902
Issues	—	—	—	—	(5,344)
Settlements	—	—	(1,032)	—	(33)
Transfers out of level 3	—	—	—	—	(269)
Gains (losses) included in earnings for the period	—	—	1,358	(4,006)	(8,665)
Balance, end of period	$—	$—	$15,462	$(43,317)	$8,540
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2011	$—	$—	$1,358	$(4,006)	$(8,378)
2012
Balance, beginning of period	$—	$—	$15,462	$(43,317)	$8,540
Settlements	—	—	(623)	—	—
Transfers out of level 3	—	—	(14,946)	—	—
Gains (losses) included in earnings for the period	—	—	107	(7,403)	552
Balance, end of period	$—	$—	$—	$(50,720)	$9,092
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2012	$—	$—	$107	$(7,403)	$552

(1)
Net realized gains on residential CMO securities- nonagency and ABS securities are included in other noninterest income. Net unrealized losses are included in unrealized gains (losses) on debt securities in accumulated other comprehensive income.

(2)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(3)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(4)
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
On September 30, 2010, the Company transferred $2,215,306 and $7,889 of CMO nonagency securities and asset-backed securities, respectively, from level 3 to level 2 based upon the availability and significance of observable market data.
During 2010, the Company transferred $2,100 of loans held for sale from level 3 to other real estate owned.
On December 31, 2011, the Company transferred $269 of freestanding derivatives related to market-based deposits from level 3 to level 2 based upon increased observed activity levels in relevant commodity and metal option markets.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
FDIC clawback liability	$50,720	Discounted cash flow	Servicing cost	$6,790	-	$14,558	(1)
Indemnification asset	$9,092	Discounted cash flow	Reinstatement rate	3.82%	-	79.54%	(2)
			Loss duration (in months)	8	-	50	(2)
			Loss severity (3)	2.42%	-	11.33%	(2)

(1)
The range represents the sum of the highest and lowest servicing cost values for all tranches that are used in our valuation process. The servicing cost represents 1% of projected unpaid principal balance (UPB) of the underlying loans.

(2)	The range represents the sum of the highest and lowest values for all tranches that are used in our valuation process.

(3)	Loss severity represents the interest loss severity as a percentage of UPB.
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
The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans, while the loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the Federal Housing Administration (FHA), which is then extrapolated over the expected duration. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience.
Loans Held for Sale Accounted for under the Fair Value Option
The following table includes information on loans held for sale reported under the fair value option at December 31, 2012 and 2011:

	Total	Nonaccrual
2012
Fair value carrying amount	$1,452,236	$—
Aggregate unpaid principal balance	1,387,423	—
Fair value carrying amount less aggregate unpaid principal	$64,813	$—
2011
Fair value carrying amount	$777,280	$2,129
Aggregate unpaid principal balance	747,667	2,466
Fair value carrying amount less aggregate unpaid principal	$29,613	$(337)
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of the above loans and subsequent changes in fair value was $433,620, $171,160 and $177,163 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk. Interest recognized on fair value option loans is included in interest income.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a non-recurring basis and held at December 31, 2012 and 2011 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Change in Fair Value
December 31, 2012
Collateral-dependent loans	$—	$—	$48,048	$48,048	$6,163
Other real estate owned (1)	—	4,030	26,787	30,817	6,230
Mortgage servicing rights (2)	—	—	320,901	320,901	63,508
December 31, 2011
Loans held for sale	$—	$13,010	$—	$13,010	$1,385
Collateral-dependent loans	—	—	62,183	62,183	11,831
Other real estate owned	—	—	46,578	46,578	10,389
Mortgage servicing rights (2)	—	—	445,195	445,195	39,455

(1)	Gains and losses resulting from subsequent measurement of OREO is included in the consolidated statements of income as general and administrative expense.

(2)	The fair value for mortgage servicing rights represents the value of the impaired strata.
The Company records loans considered to be impaired at the lower of amortized cost or fair value less cost to sell. Fair value is measured as the fair value of underlying collateral for collateral-dependent loans. Other real estate owned is included in other assets in the consolidated balance sheets. The above losses represent write-downs to fair value subsequent to initial classification.
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Collateral-dependent loans	$36,609	Sales comparison approach	Appraisal value adjustment	0.0%	-	47.0%	(1)
Collateral-dependent loans	$11,439	Discounted appraisals	Collateral discounts	5.0%	-	5.0%	(2)
Other real estate owned	$23,359	Sales comparison approach	Appraisal value adjustment	0.0%	-	82.0%	(1)
Other real estate owned	$3,428	Discounted appraisals	Collateral discounts	5.0%		10.0%	(2)
Mortgage servicing rights	$320,901	Discounted cash flow	Prepayment speed	16.5%	-	19.8%	(3)
			Discount rate	9.2%	-	9.8%	(4)

(1)	The range represents the highest and lowest values of adjustments made to market comparable data. Adjustment values are derived from third party appraisals used during the valuation process.

(2)	The range represents the highest and lowest values of adjustments made to collateral values by EverBank.

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
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and 2011. This table excludes financial instruments with a short-term or without a stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$143,234	$146,709	$—	$143,730	$2,979
Loans held for sale (1)	635,810	658,091	—	642,437	15,654
Loans held for investment (2)	11,589,233	11,716,283	—	—	11,716,283
Financial liabilities:
Time deposits	$4,123,594	$4,165,065	$—	$4,165,065	$—
Other borrowings (3)	3,050,698	3,085,174	—	3,085,174	—
Trust preferred securities	103,750	78,112	—	—	78,112

	2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities:
Held to maturity	$189,518	$194,350
Loans held for sale	2,725,286	2,811,917
Loans held for investment (2)	5,856,781	5,862,053
Financial liabilities:
Deposits	$10,265,763	$10,299,977
Other borrowings	1,257,879	1,215,209
Trust preferred securities	103,750	71,597

(1)	The carrying value of loans held for sale excludes $1,452,236 in loans measured at fair value on a recurring basis as of December 31, 2012.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $78,921 and $73,999 as of December 31, 2012 and 2011, respectively. In addition, the carrying values exclude $833,754 and $584,735 of lease financing receivables as of December 31, 2012 and 2011, respectively.

(3)	The carrying value of other borrowings excludes $122,323 in repurchase agreements which have remaining maturities of less than one month.
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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of December 31, 2012 and 2011, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets. In addition, the Company has one corporate security that is valued using the income approach. To determine the price, the Company determines the cash flows based on the contract terms (LIBOR plus Spread) and then discounts those cash flows at a rate that makes the present value of total discounted cash flows of a newly issued security approximate par. The spread to swap curve is interpolated based on the comparable securities that would issue in the market on the valuation date. Industry and rating factors are used to determine the comparable securities. This security has been classified as level 3.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option were derived from quoted market prices or from models using loan characteristics (product type, pricing features and loan maturity dates) and economic assumptions (prepayment estimates and discount rates) based on prices currently offered in secondary markets for similar loans.
Fair values for loans carried at lower of cost or fair value were derived from models using characteristics of the loans (e.g., product type, pricing features and loan maturity dates) and economic assumptions (e.g., prepayment estimates, discount rates and estimated credit losses). Certain loans are valued using market observable pricing. All other loans are classified as level 3.
Loans Held for Investment — The fair value of loans held for investment is derived from discounted cash flows and includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs.

Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made based on a review of the property, historical changes, and current market rates. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
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
Fair Value and Cash Flow Hedges — The fair value of interest rate swaps is determined by a third party from a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. See Note 23 for additional information on fair value and cash flow hedges.
Freestanding Derivatives — Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics. The fair value of interest rate swaps is determined by a derivative valuation model and obtained from a third party. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. The Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse to determine the fair value for the indemnification asset. Counterparty credit risk is taken into account when determining fair value. See Note 23 for additional information on freestanding derivatives.

25.  Commitments and Contingencies
Commitments — Commitments to extend credit are agreements to lend to clients in accordance with predetermined contractual provisions. These commitments, predominantly at variable interest rates, are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, as commitments often expire without being drawn upon.
In order to meet the needs of its clients, the Company also issues standby letters of credit, which are conditional commitments generally to provide credit support for some creditors in case of default. The credit risk and potential cash requirements involved in issuing standby letters of credit are essentially the same as those involved in extending loan facilities to clients.
Unfunded credit extension commitments at December 31, 2012 and 2011 are as follows:

	2012	2011
Commercial	$1,094,900	$84,967
Leasing	172,808	91,823
Home equity lines of credit	40,915	45,345
Credit card lines of credit	32,496	26,807
Standby letters of credit	1,274	6,428
Total unfunded credit extension commitments	$1,342,393	$255,370
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 23 for information on interest rate lock commitments as they are not included in the table above.
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the amount due in 2013 is $3,473 and the amount increases 5% in 2014 which is the last year of the contractual agreement.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through December 31, 2012, the Company originated and securitized approximately $50,417,241 of mortgage loans to GSEs and private non-GSE purchasers. Of those loans, approximately $1,399,650 are no longer subject to representations and warranties, and therefore no longer have a potential exposure.
Included in these loan repurchases are loans repurchased for early payment default, (EPDs), which are typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company’s private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions on the community reinvestment loans the Company originates and sells under the State of Florida housing program, which represents a minimal amount of total originations.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of its loans servicing released and currently does not have servicing performance metrics on a majority of the loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through December 31, 2012 and sold in years 2004 through December 31, 2012. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $27,000 and $32,000 at December 31, 2012 and 2011, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at December 31, 2012 and 2011, was $49,422,104 and $53,066,000, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at December 31, 2012 and 2011, was $26,026 and $30,364, respectively.
Operating Leases — The Company has entered into various operating leases for the office space in which it operates, many of which include the ability to extend the original terms of the lease at the Company’s option. General and administrative expense associated with these leases was $13,187, $11,342 and $10,019 for the years ended December 31, 2012, 2011 and 2010, respectively. The future minimum lease payments for the leases at December 31, 2012, are as follows:

2013	$14,757
2014	16,799
2015	15,066
2016	12,904
2017	10,036
Thereafter	32,938
$102,500

Certain of these operating leases include the potential for the landlord to require the Company to remove leasehold improvements prior to vacating the property. Generally this obligation is at the discretion of the landlord, and the likelihood of the option being exercised is uncertain. Any related potential obligation to retire leasehold improvements cannot be reasonably estimated due to the uncertainty of the timing and the probability of the option’s exercise. If the Company did incur such an obligation, the impact to the consolidated financial statements is not expected to be material.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $154,706 and $102,454 at December 31, 2012 and 2011, respectively.
Legal Actions — On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the Federal Reserve (FRB) succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company is also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate. The outcome of these processes could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental examinations and additional litigation for the Company. As of December 31, 2012, the independent consultant completed a portion of the review and provided a remediation plan based upon certain identified deficiencies. The Company accrued $8,000 based upon information available in the current remediation plan.  As of December 31, 2012, the Company is unable to determine a possible range of loss as a majority of the review is not complete. There is at least a reasonable possibility that an exposure to loss exists in excess of the amount accrued.
In January 2013, thirteen mortgage servicing companies that were subject to similar consent orders reached an agreement in principle with the OCC and the FRB to terminate the independent foreclosure review requirements of the enforcement actions.  As a result of this agreement, the participating servicers would cease their respective independent foreclosure reviews and instead make payments to borrowers within a framework established in the settlement agreement.  For mortgage servicing companies like the Company and EverBank that did not enter into the settlement, the independent foreclosure review process will continue.  The Company may be subject to civil monetary penalties with respect to the consent order, but the federal banking agencies have not indicated what the amount of any such penalties would be.
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
26. Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate.

Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at December 31, 2012 and 2011:

	2012		2011
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$185,000	$185,000	$—	$—
On-balance-sheet securitizations	99,121	99,121	—	—
Debt securities	1,757,858	1,757,858	2,082,751	2,082,751
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of a loan from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. All though the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records the commercial loans on its consolidated balance sheet as loans held for investment.
On-balance sheet securitizations
During 2012, the Company engaged in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet. The Company securitizes mortgage loans generally through a government-sponsored agency, such as GNMA, FNMA or FHLMC (U.S. agency-sponsored mortgages), Occasionally, the Company will transfer conforming residential mortgages to GNMA in exchange for mortgage-backed securities. The Company maintains effective control over pools of transferred assets that remained unsold at the end of the period. Accordingly, the Company has not recored these transfers as sales. These transferred assets are recorded in the consolidated balance sheet as loans held for sale.
Debt securities
All MBS, CMO and ABS securities owned by the Company are issued through VIEs. The related VIEs were not consolidated, as the Company was not determined to be the primary beneficiary. See Note 5 for information related to AFS and HTM securities.
Agency securitizations
As noted above, the Company securitizes mortgage loans through government-sponsored agencies. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations. Refer to Note 6 for information related to sales of residential mortgage receivables and Note 9 mortgage servicing rights.
27. Regulatory Matters
The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios as set forth in the table below. EB’s primary regulatory agency, the OCC, requires EB to maintain ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. EB, consistent with the industry, is also subject to prompt corrective action requirements set forth by the FDIC. The FDIC requires EB to maintain minimum total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined). Management believes that, as of December 31, 2012 and 2011, the Company exceeds all capital adequacy requirements to which it is subject.

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
2011
Tier 1 capital to adjusted tangible assets	$1,048,199	8.0%	$523,256	4.0%	$654,070	5.0%
Total capital to risk-weighted assets	1,104,377	15.7	563,470	8.0	704,337	10.0
Tier 1 capital to risk-weighted assets	1,026,612	14.6	N/A	N/A	422,602	6.0
As of December 31, 2012 and 2011, EB qualified as a well capitalized institution according to the regulatory framework for prompt corrective action. Management does not believe that any condition or event that would result in a change in this category has occurred since December 31, 2012.
OCC regulations impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The OCC regulates all capital distributions by EB directly or indirectly to the Company, including dividend payments. EB may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EB that it is subject to heightened supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as EB is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EB also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the OTS was abolished on July 21, 2011 and its functions and personnel transferred among the OCC, FDIC and FRB and the Bureau of Consumer Financial Protection. The supervision of federal thrifts, such as EB, was transferred to the OCC and the supervision of thrift holding companies, such as the Company, was transferred to the FRB, and a number of steps are being taken to align the regulation of thrift holding companies to that of bank holding companies. As a result of this change in supervision and related requirements, the Company will be subject to new and uncertain examination and reporting requirements that could be more stringent than the OTS examinations the Company has had historically.
28. Related Parties
The Company lends to and accepts deposits from shareholders, directors, officers and their related business interests on substantially the same terms as loans and deposits to other individuals and businesses of comparable credit worthiness. Loans to related parties were approximately $4,301 and $4,793 at December 31, 2012 and 2011, respectively, and are included in loans held for investment. Deposits held for related parties were approximately $7,094 and $8,247 at December 31, 2012 and 2011, respectively.
The Company leases certain office property from a limited partnership owned in part by a former director and shareholder of the Company and the former director’s direct interests. The lease agreements relate to properties located in Jacksonville, Florida, and reflect substantially the same terms as leases entered into with other businesses of comparable standing. Several of these leases expired in 2012. Other leases were extended with expected maturities in 2013 and 2014. Payments related to the properties totaled $2,436, $3,372 and $3,303 for the years ended December 31, 2012, 2011 and 2010, respectively.

29. Condensed Parent Company Financial Information
Condensed balance sheets of EverBank Financial Corp as of December 31, 2012 and 2011 are as follows:

	2012	2011
Assets
Cash and cash equivalents	$70,957	$4,389
Investment in subsidiaries:
Bank subsidiary	1,518,934	1,070,888
Nonbank subsidiaries	3,344	4,760
Total investment in subsidiaries	1,522,278	1,075,648
Other assets	396	1,180
Total Assets	$1,593,631	$1,081,217
Liabilities
Accounts payable and accrued liabilities	$34,335	$6,408
Due to subsidiaries, net	4,370	3,394
Trust preferred securities (Note 15)	103,750	103,750
Total Liabilities	142,455	113,552
Total Shareholders’ Equity (Note 16)	1,451,176	967,665
Total Liabilities and Shareholders’ Equity	$1,593,631	$1,081,217
Condensed statements of income of EverBank Financial Corp for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Income
Bargain purchase gain	$—	$—	$68,056
Gain on extinguishment of debt	—	4,400	5,735
Other income	273	312	47
Total income	273	4,712	73,838
Expense
Interest expense	6,006	6,641	7,769
Noninterest expense	3,776	661	569
Total expense	9,782	7,302	8,338
Income (loss) before income tax benefit	(9,509)	(2,590)	65,500
Income tax benefit	(3,596)	(796)	(951)
Income (loss) before equity in earnings of subsidiaries	(5,913)	(1,794)	66,451
Equity in earnings of subsidiaries	79,955	54,523	122,449
Net Income	$74,042	$52,729	$188,900
Comprehensive Income (Loss) (1)	$95,007	$(49,964)	$163,781

(1)	Refer to the consolidated statements of comprehensive income for other comprehensive income details.

Condensed statements of cash flows of EverBank Financial Corp for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Operating Activities:
Net income	$74,042	$52,729	$188,900
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	(79,955)	(54,523)	(122,449)
Amortization of gain on interest rate swaps	(255)	(51)	666
Dividends received from bank subsidiary	15,600	8,800	6,800
Deferred income taxes	15	13	2,109
Bargain purchase gain	—	—	(68,056)
Gain on extinguishment of debt	—	(4,400)	(5,735)
Other operating activities	270	(50)	(11)
Changes in operating assets and liabilities, net of
acquired assets and liabilities:
Other assets	(642)	(761)	(206)
Accounts payable and accrued liabilities	28,670	130	(516)
Due to subsidiaries	977	99	—
Net cash provided by operating activities	38,722	1,986	1,502
Investing Activities:
Capital contributions	(353,654)	(2,500)	(1)
Net cash used in investing activities	(353,654)	(2,500)	(1)
Financing Activities:
Purchase of trust preferred securities	—	(5,600)	(3,515)
Repurchase of common stock	(360)	(3,537)	(508)
Proceeds from issuance of common stock, net of issuance cost	249,325	1,672	281
Proceeds from issuance of preferred stock, net of issuance cost	144,325	—	—
Dividends paid	(11,790)	(228)	(227)
Net cash (used in) provided by financing activities	381,500	(7,693)	(3,969)
Net Increase (Decrease) in Cash and Cash Equivalents	66,568	(8,207)	(2,468)
Cash and Cash Equivalents
Beginning of year	4,389	12,596	15,064
End of year	$70,957	$4,389	$12,596
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$6,078	$6,729	$7,870
Income taxes	(34,493)	1,173	(900)
30.  Segment Information
The Company has three reportable segments: Banking and Wealth Management, Mortgage Banking, and Corporate Services. The Company’s reportable business segments are strategic business units that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements.
The Banking and Wealth Management segment includes all banking, lending and investing products and services offered to clients either over the web or telephone or through financial centers or financial advisors. Activity relating to recent acquisitions has been included in the Banking and Wealth Management segment.
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

The accounting policies of these business segments are the same as those described in Note 2. Each segment’s performance is based on its segment earnings/(loss), which is defined as profit /(loss) from operations before income taxes and certain corporate allocations. Additionally, total net revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.
Intersegment revenue among the Company’s business units reflects the results of a funds transfer pricing (FTP) process, which takes into account assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities. This provides for the creation of an economic benchmark, which allows the Company to determine the profitability of the Company’s products and cost centers, by calculating profitability spreads between product yields and internal references. However, business segments have some latitude to retain certain interest rate exposures related to client pricing decisions within guidelines.
FTP serves to transfer interest rate risk to the Treasury function through a transfer pricing methodology and cost allocation model. The basis for the allocation of net interest income is a function of the Company’s methodologies and assumptions that management believes are appropriate to accurately reflect business segment results. These factors are subject to change based on changes in current interest rates and market conditions.
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the years ended December 31, 2012, 2011 and 2010. The eliminations column includes intersegment eliminations required for consolidation purposes.

	2012
	Banking and Wealth Management		Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$471,619		$47,922		$(5,747)		$—	$513,794
Total net revenue	577,117		312,024	(1)	(5,575)		—	883,566
Intersegment revenue	(5,949)		5,949		—		—	—
Depreciation and amortization	27,883		1,919		7,754		—	37,556
Income before income taxes	251,241		3,039	(1)	(138,283)		—	115,997
Total assets	16,119,927	(2)	2,127,100		166,234		(170,383)	18,242,878

	2011
	Banking and Wealth Management		Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$419,415		$39,536		$(6,641)		$—	$452,310
Total net revenue	504,760		182,571	(3)	(1,918)		—	685,413
Intersegment revenue	(9,248)		9,248		—		—	—
Depreciation and amortization	15,923		2,063		6,169		—	24,155
Income before income taxes	241,146	(4)	(38,765)	(3)	(120,867)		—	81,514
Total assets	11,658,702		1,557,421		99,886		(274,331)	13,041,678

	2010
	Banking and Wealth Management		Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$434,811		$38,298		$(7,769)		$—	$465,340
Total net revenue	497,197		259,740		66,210	(5)	—	823,147
Intersegment revenue	(603)		603		—		—	—
Depreciation and amortization	7,945		2,272		4,671		—	14,888
Income before income taxes	233,521	(6)	32,313		(15,961)	(5)	—	249,873
Total assets	10,117,289		1,957,897		49,325		(116,625)	12,007,886

(1)	Segment earnings in the Mortgage Banking segment included a $63,508 charge for MSR impairment, net of recoveries, for the year ended December 31, 2012.

(2)	Total assets in the Banking and Wealth Management segment includes $36,621 of goodwill and $2,100 of gross intangibles related to the BPL acquisition, for the year ended December 31, 2012.

(3)	Segment earnings in the Mortgage Banking segment included a $39,455 charge for MSR impairment for year ended December 31, 2011.

(4)	Segment earnings in the Banking and Wealth Management segment included an $8,680 charge for the write off of the remaining Tygris indemnification asset for the year ended December 31, 2011.

(5)	Segment earnings in the Corporate Services segment includes a $68,056 bargain purchase gain from the acquisition of Tygris for the year ended December 31, 2010.

(6)	Segment earnings in the Banking and Wealth Management segment includes a $22,023 charge for the write down of the Tygris indemnification asset for the year ended December 31, 2010.

Quarterly Financial Data (unaudited)
The summary quarterly financial information set forth below for each of the last eight quarters has been derived from our unaudited interim consolidated financial statements and other financial information. The summary historical quarterly financial information includes all adjustments consisting of normal recurring accruals that we consider necessary for a fair presentation of the financial position and the results of operations for these periods.
We consummated the acquisition of MetLife's warehouse business in April 2012 and the acquisition of BPL in October 2012. Accordingly, our operating results for certain of the historical periods presented below are not comparable and may not be predictive of future results.
The information below is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated historical and pro forma financial statements and the related notes thereto included in this Form 10-K filing.
As indicated in the notes to the tables below, certain items included in the tables are non-GAAP financial measures. For a more detailed discussion of these items, including a discussion of why we believe these items are meaningful and a reconciliation of each of these items to the most directly comparable generally accepted accounting principles, or GAAP, financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics.

(in millions, except share and per share data)	2012 Quarters				2011 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data:
Interest income	$192.3	$161.3	$156.6	$145.4	$145.7	$144.3	$148.1	$150.1
Interest expense	45.3	35.1	31.6	29.8	30.9	33.4	35.2	36.4
Net interest income	147.0	126.2	125.0	115.6	114.8	110.9	112.9	113.7
Provision for loan and lease losses(1)	10.5	4.4	5.8	11.4	10.4	12.3	9.0	18.0
Net interest income after provision for loan and lease losses	136.5	121.8	119.2	104.3	104.4	98.6	103.9	95.7
Noninterest income(2)	125.2	97.3	74.1	73.2	61.0	53.4	52.9	65.9
Noninterest expense(3)	217.0	184.0	175.8	158.8	147.7	139.6	121.7	145.2
Income before income taxes	44.6	35.2	17.6	18.6	17.7	12.4	35.1	16.3
Provision for income taxes	15.8	13.0	6.4	6.8	4.0	4.6	13.3	6.9
Net income	$28.8	$22.2	$11.2	$11.8	$13.8	$7.8	$21.8	$9.4
Net income allocated to common shareholders	$27.4	$22.2	$9.5	$6.0	$11.0	$6.2	$17.4	$7.0
Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	120,773	118,038	100,779	76,129	75,040	74,996	74,792	74,735
Diluted	122,807	119,591	102,574	78,324	76,908	77,709	77,568	77,621
Earnings per common share:
Basic	$0.23	$0.19	$0.09	$0.08	$0.15	$0.08	$0.23	$0.09
Diluted	0.22	0.19	0.09	0.08	0.14	0.08	0.23	0.09
Tangible common equity per common share at period end:
Excluding accumulated other comprehensive income (loss)(4)	$11.02	$11.18	$10.97	$11.35	$11.27	$11.12	$11.03	$10.80
Including accumulated other comprehensive income (loss)(5)	10.30	10.29	10.00	10.40	10.12	10.19	10.77	10.71

	2012 Quarters				2011 Quarters
(in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Balance Sheet Data (period end):
Cash and cash equivalents	$443.9	$1,620.0	$518.2	$384.7	$295.0	$459.3	$683.6	$650.0
Investment securities	1,921.3	2,019.5	2,174.4	2,228.3	2,191.8	2,651.1	2,930.4	2,852.8
Loans held for sale	2,088.0	1,403.2	3,178.6	2,531.0	2,725.3	1,792.7	792.4	615.3
Loans and leases held for investment, net	12,423.0	9,980.3	7,708.0	7,244.9	6,441.5	6,197.7	6,767.0	6,445.6
Total assets	18,242.9	16,509.4	15,040.8	13,774.8	13,041.7	12,550.8	12,520.2	11,889.4
Deposits	13,142.4	11,815.9	10,803.7	10,553.0	10,265.8	10,206.9	9,936.5	9,685.5
Total liabilities	16,791.7	15,251.4	13,859.4	12,780.1	12,074.0	11,577.1	11,492.5	10,868.8
Total shareholders’ equity	1,451.2	1,258.0	1,181.4	994.7	967.7	973.7	1,027.7	1,020.6
Capital Ratios (period end):
Tangible equity to tangible assets(6)	7.7%	7.5%	7.8%	7.1%	7.3%	7.6%	8.1%	8.4%
Tier 1 leverage ratio (bank level)(7)	8.0%	8.0%	8.3%	7.7%	8.0%	8.3%	8.3%	8.7%
Tier 1 risk-based capital ratio (bank level)(7)	12.8%	15.2%	14.8%	14.5%	14.6%	14.5%	15.2%	15.6%
Total risk-based capital ratio (bank level)(7)	13.5%	16.1%	15.8%	15.2%	15.7%	15.7%	16.4%	16.9%
Performance Metrics:
Adjusted net income(8)	$43.5	$36.2	$36.5	$27.3	$31.9	$25.6	$25.5	$24.5
Return on average assets	0.64%	0.58%	0.31%	0.36%	0.43%	0.25%	0.73%	0.32%
Return on average equity(9)	8.57%	7.28%	4.11%	4.81%	5.62%	3.08%	8.50%	3.68%
Adjusted return on average assets(10)	0.97%	0.95%	1.01%	0.83%	0.99%	0.83%	0.85%	0.82%
Adjusted return on average equity(11)	13.17%	11.89%	13.41%	11.05%	13.04%	10.19%	9.94%	9.58%

(1)
For the three months ended December 31, 2012, provision for loan and lease losses includes a $0.8 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans and a $6.0 million impact of adoption of TDR guidance and policy change. For the three months ended September 30, 2012, provision for loan and lease losses includes a $0.2 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans. For the three months ended June 30, 2012, provision for loan and lease losses includes a $0.7 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans. For the three months ended March 31, 2012, provision for loan and lease losses includes a $3.4 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans. For the three months ended December 31, 2011, provision for loan and lease losses includes a $3.6 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans. For the three months ended September 30, 2011, provision for loan and lease losses includes a $0.5 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans. For the three months ended June 30, 2011, provision for loan and lease losses includes a $2.5 million impact of adoption of TDR guidance and policy change. For the three months ended March 31, 2011, provision for loan and lease losses includes a $0.8 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans, $1.9 million impact of change in ALLL methodology and a $7.5 million impact of adoption of TDR guidance and policy change.

(2)
For the three months ended September 30, 2012, noninterest income includes a $18.2 million impairment charge related to MSR. For the three months ended June 30, 2012, noninterest income includes a $30.1 million impairment charge related to MSR. For the three months ended March 31, 2012, noninterest income includes a $15.1 million impairment charge related to MSR. For the three months ended December 31, 2011, noninterest income includes an $18.8 million impairment charge related to MSR. For the three months ended September 30, 2011, noninterest income includes a $20.7 million impairment charge related to MSR. For the three months ended March 31, 2011, noninterest income includes a $4.7 million gain on repurchase of trust preferred securities including $0.3 million resulting from the unwind of the associated cash flow hedge.

(3)
For the three months ended December 31, 2012, noninterest expense includes $1.5 million in transaction expense and $15.4 million in non-recurring regulatory related expense. For the three months ended September 30, 2012, noninterest expense includes $2.0 million in transaction expense and $2.1 million in non-recurring regulatory related expense. For the three months ended June 30, 2012, noninterest expense includes $3.8 million in transaction expense and $6.1 million in non-recurring regulatory related expense. For the three months ended March 31, 2012, noninterest expense includes $1.3 million in transaction expense and $4.9 million in non-recurring regulatory related expense. For the three months ended December 31, 2011, noninterest expense includes $1.3 million in transaction expense and $5.7 million in non-recurring regulatory related expense. For the three months ended September 30, 2011, noninterest expense includes $3.4 million in transaction expense and $4.3 million in non-recurring regulatory related expense. For the three months ended June 30, 2011, noninterest expense includes $2.1 million in transaction expense and $1.3 million in non-recurring regulatory related expense. For the three months ended March 31, 2011, noninterest expense includes $7.7 million in transaction expense, $1.4 million in non-recurring regulatory related expense and an $8.7 million decrease in fair value of the Tygris indemnification asset resulting from a decrease in estimated future credit losses.

(4)
Calculated as adjusted tangible common shareholders’ equity divided by shares of common stock. Adjusted tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets, perpetual preferred stock and accumulated other comprehensive income (loss). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for periods prior to the fourth quarter of 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share excluding accumulated other comprehensive income (loss) is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

(5)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for periods prior to the fourth quarter of 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share including accumulated other comprehensive income (loss) is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

(6)
Calculated as tangible shareholders’ equity divided by tangible assets, after deducting goodwill and intangible assets from the numerator and the denominator. Tangible equity to tangible assets is a non-GAAP financial measure, and the most directly comparable GAAP financial measure for tangible equity is shareholders’ equity and the most directly comparable GAAP financial measure for tangible assets is total assets.

(7)
The Tier 1 leverage ratio, the Tier 1 risk-based capital ratio and the total risk-based capital ratio are regulatory financial measures that are used to assess the capital position of financial services companies and, as such, these ratios are presented at the bank level.

The Tier 1 leverage ratio is calculated as Tier 1 capital divided by adjusted total assets. The Tier 1 risk-based capital ratio is calculated as Tier 1 capital divided by total risk-weighted assets. The total risk-based capital ratio is calculated as total risk-based capital (total regulatory capital) divided by total risk-weighted assets.
Adjusted total assets is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level total assets. In calculating adjusted total assets, total assets are adjusted for goodwill, deferred tax assets disallowed from Tier 1 capital and other regulatory adjustments.
Total risk-weighted assets is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level total assets. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.
Tier 1 capital is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level shareholders' equity. Tier 1 capital includes common equity and certain qualifying preferred stock less goodwill, disallowed deferred tax assets and other regulatory deductions.
Total risk-based capital (total regulatory capital) is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level shareholders' equity. Total risk-based capital (total regulatory capital) includes Tier 1 capital, ALLL, subject to limitations, and other regulatory adjustments.
A reconciliation of (1) Tier 1 capital to bank level shareholders' equity which is the most comparable GAAP financial measure, and (2) total risk-based capital (total regulatory capital) to bank level shareholders' equity which is the most comparable GAAP financial measure, is as follows:

		2012 Quarters				2011 Quarters
(in thousands)		Fourth	Third	Second	First	Fourth	Third	Second	First
(bank level)
Shareholders’ equity		$1,518,934	$1,339,669	$1,263,687	$1,099,404	$1,070,887	$1,078,080	$1,130,104	$1,121,290
Less:	Goodwill and other intangibles	(54,780)	(16,586)	(16,938)	(17,290)	(17,642)	(17,994)	(18,319)	(18,589)
	Disallowed servicing asset	(32,378)	(33,366)	(36,650)	(40,783)	(38,925)	(36,570)	(31,927)	(17,947)
	Disallowed deferred tax asset	(67,296)	(69,412)	(70,357)	(71,302)	(71,803)	(72,147)	(74,522)	(73,674)
Add:	Accumulated losses (gains) on securities and cash flow hedges	83,477	103,238	110,101	86,981	105,682	85,525	25,051	9,717
Tier 1 capital		1,447,957	1,323,543	1,249,843	1,057,010	1,048,199	1,036,894	1,030,387	1,020,797
Less:	Low-level recourse and residual interests	—	—	—	(20,424)	(21,587)	(20,431)	(19,079)	(13,035)
Add:	Allowance for loan and lease losses	82,102	76,469	77,393	78,254	77,765	83,826	80,419	80,635
Total regulatory capital		$1,530,059	$1,400,012	$1,327,236	$1,114,840	$1,104,377	$1,100,289	$1,091,727	$1,088,397
Adjusted total assets		$18,141,856	$16,488,067	$15,022,729	$13,731,482	$13,081,401	$12,550,738	$12,438,222	$11,796,047
Risk-weighted assets		11,339,415	8,701,164	8,424,290	7,311,556	7,043,371	7,007,339	6,648,103	6,449,986

(8)
Adjusted net income includes adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance including the Tygris and Bank of Florida acquisitions. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

	2012 Quarters				2011 Quarters
(in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net income	$28,846	$22,178	$11,172	$11,846	$13,760	$7,758	$21,795	$9,416
Gain on repurchase of trust preferred securities, net of tax	—	—	—	—	—	—	—	(2,910)
Transaction expense, net of tax	903	1,268	2,363	821	802	2,108	1,320	4,776
Non-recurring regulatory related expense, net of tax	9,564	1,326	3,780	3,063	3,529	2,643	816	837
Decrease in fair value of Tygris indemnification asset resulting from a decrease in estimated future credit losses, net of tax	—	—	—	—	—	—	—	5,382
Increase in Bank of Florida non-accretable discount, net of tax	486	111	463	2,135	2,208	298	—	501
Impact of change in ALLL methodology, net of tax	—	—	—	—	—	—	—	1,178
Adoption of TDR guidance and policy change, net of tax	3,709	—	—	—	—	—	1,561	4,664
MSR impairment, net of tax	—	11,302	18,684	9,389	11,638	12,824	—	—
Tax expense related to revaluation of Tygris net unrealized built-in losses, net of tax	—	—	—	—	—	—	—	691
Adjusted net income	$43,508	$36,185	$36,462	$27,254	$31,937	$25,631	$25,492	$24,535

(9)
Due to the issuance of non-participating perpetual preferred stock during the fourth quarter of 2012, we amended our calculation for return on average equity. Beginning with the fourth quarter of 2012, return on average equity is calculated as net income less dividends declared on the Series A 6.75% Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity (average shareholders' equity less average Series A 6.75% Non-Cumulative Perpetual Preferred Stock). Prior to the fourth quarter of 2012, return on average equity was calculated as net income divided by average shareholders' equity.

(10)
Adjusted return on average assets equals adjusted net income divided by average total assets. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Note 8 above.

(11)
Due to the issuance of non-participating perpetual preferred stock during the fourth quarter of 2012, we amended our calculation for adjusted return on average equity. Beginning with the fourth quarter of 2012, adjusted return on average equity is calculated as adjusted net income less dividends declared on the Series A 6.75% Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity. Prior to the fourth quarter of 2012, adjusted return on average equity was calculated as adjusted net income divided by average shareholders' equity. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Note 8 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2012. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
Management’s Report on Internal Control Over Financial Reporting
This report does not include a report on management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B.   Other Information
None.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item relating to EverBank Financial Corp's directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance are included under the captions "DIrector Nominees", "Board Composition", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2012 fiscal year, and is incorporated herein by reference.
Item 11.   Executive Compensation
The information required by this item relating to compensation of our directors and executive officers is included under the caption "Executive Compensation" and "Board Composition" in the Company's Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2012 fiscal year, and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the caption "Voting Securities and Principal Holders Thereof," "Director Nominees," "Compensation, Discussion and Analysis," and "Executive Compensation" in the Company's Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2012 fiscal year, and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to security ownership of certain relationships and related transactions and director independence is included under the caption "Certain Relationships and Related Party Transactions," and "Board Composition," in the Company's Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2012 fiscal year, and is incorporated herein by reference.
Item 14.   Principal Accountant Fees and Services
The information required by this item relating to principal accountant fees and services is included under the caption "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2013 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2012 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
(a) Documents Filed As Part of This Report
The following consolidated financial statements of EverBank Financial Corp and Subsidiaries are filed as part of this report under Item 8 - Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - As of December 31, 2012 and 2011

•	Consolidated Statements of Income - For the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the consolidated financial statements or notes thereto.
3. Exhibits Required by Securities and Exchange Commission Regulation S-K
A list of exhibits to this Form 10-K is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EverBank Financial Corp

Date:	March 15, 2013	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Clements	Chairman of the Board and Chief Executive Officer	March 15, 2013
Robert M. Clements	(Principal Executive Officer)

/s/ Steven J. Fischer	Executive Vice President and Chief Financial Officer	March 15, 2013
Steven J. Fischer	(Principal Financial and Accounting Officer)

/S/ Gerald S. Armstrong	Director	March 15, 2013
Gerald S. Armstrong

/s/ Charles E. Commander, III	Director	March 15, 2013
Charles E. Commander, III

/s/ Joseph D. Hinkel	Director	March 15, 2013
Joseph D. Hinkel

/s/ Merrick R. Kleeman	Director	March 15, 2013
Merrick R. Kleeman

/s/ Mitchell M. Leidner	Director	March 15, 2013
Mitchell M. Leidner

/s/ W. Radford Lovett, II	Director	March 15, 2013
W. Radford Lovett, II

/s/ Robert J. Mylod, Jr.	Director	March 15, 2013
Robert J. Mylod, Jr.

/s/ Russell B. Newton, III	Director	March 15, 2013
Russell B. Newton, III

/s/ William Sanford	Director	March 15, 2013
William Sanford

/s/ Richard P. Schifter	Director	March 15, 2013
Richard P. Schifter

/s/ Alok Singh	Director	March 15, 2013
Alok Singh

/s/ Scott M. Stuart	Director	March 15, 2013
Scott M. Stuart

/s/ W. Blake Wilson	Director	March 15, 2013
W. Blake Wilson

EXHIBIT INDEX

Exhibit No.	Description

2.1
Stock and Asset Purchase Agreement, by and between EverBank Financial Corp and General Electric Capital Corporation, dated June 30, 2012 (filed as Exhibit 2.1 to the Company's Form 8-K filed with the SEC on July 2, 2012 and incorporated herein by reference).

2.2
Amendment to Stock and Asset Purchase Agreement, dated as of October 1, 2012, by and between General Electric Capital Corporation and EverBank (filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 1, 2012 and incorporated herein by reference).

2.3
Agreement and Plan of Merger, dated as of May 8, 2012, by and between EverBank Financial Corp, a Florida corporation, and EverBank Financial Corp, a Delaware corporation (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 30, 2012 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of EverBank Financial Corp (including the Certificate of Designations of 6.75% Series A Non-Cumulative Perpetual Preferred Stock) (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of EverBank Financial Corp (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 30, 2012 and incorporated herein by reference).
4.1	Specimen stock certificate of EverBank Financial Corp (filed as Exhibit 4.1 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference).
4.2
Amended and Restated Declaration of Trust of First Alliance Capital Trust I, dated as of July 16, 2001 (filed as Exhibit 4.2 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.3
Guarantee Agreement by and between Alliance Capital Partners, L.P. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, dated as of July 31, 2001 (filed as Exhibit 4.3 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.4
Indenture, dated as of July 31, 2001, between Alliance Capital Partners, L.P. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (filed as Exhibit 4.4 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.5
Amended and Restated Declaration of Trust of Alliance Capital Partners Statutory Trust I, dated as of July 31, 2001(filed as Exhibit 4.5 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.6
Indenture, dated as of December 29, 2004, between EverBank Financial, L.P. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.6 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.7
Amended and Restated Declaration of Trust of EverBank Financial Preferred Trust V, dated as of May 25, 2005 (filed as Exhibit 4.7 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.8
Guarantee Agreement, dated as of May 25, 2005, by EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.8 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.9
Indenture, dated as of May 25, 2005, by and between EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.9 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.10
Amended and Restated Declaration of Trust of EverBank Financial Preferred Trust VI, dated as of September 28, 2005 (filed as Exhibit 4.10 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.11
Guarantee Agreement, dated as of September 28, 2005, by and between EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.11 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.12
Indenture, dated as of September 28, 2005, by and between EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.12 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.13
Indenture, dated as of December 14, 2006, between EverBank Financial Corp and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.13 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.14
Guarantee Agreement by and between EverBank Financial Corp and Wilmington Trust Company, as Trustee, dated as of March 30, 2007 (filed as Exhibit 4.14 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.15
Indenture, dated as of March 30, 2007, by and between EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.15 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.16
Guarantee Agreement, dated as of June 21, 2007, by and between EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.16 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.17
Guarantee Agreement, dated as of July 16, 2001, by and between Alliance Capital Partners, LP and The Bank of New York, as Trustee (filed as Exhibit 4.18 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.18
Indenture, dated as of July 16, 2001, between Alliance Capital Partners, LP and The Bank of New York, as Trustee (filed as Exhibit 4.19 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.19
Guarantee Agreement, dated as of December 29, 2004, by EverBank Financial, L.P. and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.20 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.20
Amended and Restated Declaration of Trust of EverBank Financial Preferred Trust IV, dated as of December 29, 2004 (filed as Exhibit 4.21 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.21
Guarantee Agreement, dated as of December 14, 2006, by EverBank Financial Corp and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.22 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.22
Amended and Restated Declaration of Trust of EverBank Financial Preferred Trust VII, dated as of December 14, 2006 (filed as Exhibit 4.23 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.23
Amended and Restated Declaration of Trust of EverBank Financial Preferred Trust VIII, dated as of March 30, 2007 (filed as Exhibit 4.24 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.24
Indenture, dated as of June 21, 2007, between EverBank Financial Corp and Wilmington Trust Company, as Trustee (filed as Exhibit 4.25 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.25
Amended and Restated Declaration of Trust of EverBank Financial Preferred Trust IX, dated as of June 21, 2007(filed as Exhibit 4.26 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

4.26
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated May 25, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due August 23, 2035 (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.27
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated September 28, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due November 23, 2035 (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.28
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated March 30, 2007 pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 15, 2037 (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.29
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated June 21, 2007 pursuant to which EverBank Financial Corp (Florida) issued $13,403,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due September 15, 2037 (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.30
Second Supplemental Indenture (Alliance Capital Partners Statutory Trust I), dated May 8, 2012, by and among U.S. Bank National Association, as successor in interest to State Street Bank and Trust Company of Connecticut, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 31, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.31
Second Supplemental Indenture, dated May 8, 2012, by and among the Bank of New York Mellon (formerly known as The Bank of New York, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 16, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its 10.25% Junior Subordinated Deferrable Interest Debentures due July 25, 2031 (filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.32
Second Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 29, 2004, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Junior Subordinated Debt Securities due January 2, 2005 (filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.33
First Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 14, 2006 pursuant to which EverBank Financial Corp (Florida) issued $20,619,000 of its Junior Subordinated Debt Securities due December 15, 2036 (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2012 and incorporated herein by reference).

4.34
Deposit Agreement dated November 13, 2012 between EverBank Financial Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.2 to the Company's Form 8-A filed with the SEC on November 13, 2012 and incorporated herein by reference).

4.35
Specimen receipt representing the Depositary Shares, each representing a 1/1000th interest in a share of 6.75% Series A Non-Cumulative Perpetual Preferred Shares, 0.01 par value, of EverBank Financial Corp (included in Exhibit 4.34 to to the Company’s Form S-1/A filed with the SEC on October 29, 2012 and incorporated herein by reference).

4.36
Specimen certificate for 6.75% Series A Non-Cumulative Perpetual Preferred Stock, 0.01 par value per share, of EverBank Financial Corp (filed as Exhibit 4.36 to the Company’s Form S-1/A (No. 333-184381) filed with the SEC on October 29, 2012 and incorporated herein by reference).

10.1
EverBank Financial Corp Senior Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference).±

10.2
First Amended and Restated 2005 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on November 12, 2010 and incorporated herein by reference). ±

10.3	EverBank Financial, L.P. Incentive Plan (filed as Exhibit 10.3 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on November 12, 2010 and incorporated herein by reference). ±
10.4
Amended and Restated Employment Agreement, dated December 23, 2008, by and between EverBank Financial Corp and Robert M. Clements (filed as Exhibit 10.4 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference). ±

10.5
Amended and Restated Employment Agreement, dated December 23, 2008, by and between EverBank Financial Corp and W. Blake Wilson (filed as Exhibit 10.5 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference). ±

10.6
Amended and Restated Employment Agreement, dated December 31, 2008, by and between EverBank Financial Corp and Gary A. Meeks (filed as Exhibit 10.6 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference). ±

10.7
Amended and Restated Employment Agreement, dated December 23, 2008, by and between EverBank Financial Corp and John S. Surface (filed as Exhibit 10.7 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference). ±

10.8
Lease Agreement between Riverside Avenue Partners, Ltd., as Landlord and EverBank, as Tenant, dated February 24, 2006 (filed as Exhibit 10.8 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.9
Lease Agreement between Riverside Avenue Partners, Ltd., as Landlord, and EverBank, as Tenant, dated March 26, 2007 (filed as Exhibit 10.9 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.10
Amended and Restated Registration Rights Agreement, dated November 22, 2002, by and among Alliance Capital Partners, L.P., Arena Capital Investment Fund, L.P., Lovett Miller Venture Fund III, Limited Partnership and Lovett Miller Venture Fund II, Limited Partnership (filed as Exhibit 10.11 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.11
First Amendment to the Amended and Restated Registration Rights Agreement, dated July 21, 2008, by and among Alliance Capital Partners, L.P., Arena Capital Investment Fund, L.P., Lovett Miller Venture Fund III, Limited Partnership and Lovett Miller Venture Fund II, Limited Partnership (filed as Exhibit 10.12 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.12
Advances and Security Agreement, dated as of April 15, 2005, between EverBank and the Federal Home Loan Bank of Atlanta (filed as Exhibit 10.13 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.13
Registration Rights Agreement, dated July 21, 2008, by and between EverBank Financial Corp and Sageview Partners L.P. (filed as Exhibit 10.14 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on November 12, 2010 and incorporated herein by reference).

10.14
Transfer and Governance Agreement, dated July 21, 2008, by and between EverBank Financial Corp and Sageview Partners L.P. (filed as Exhibit 10.15 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.15
Registration Rights Agreement, dated October 21, 2009, by and between EverBank Financial Corp and Tygris Commercial Finance Group, Inc. (filed as Exhibit 10.16 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on November 12, 2010 and incorporated herein by reference).

10.16
Amended and Restated Transfer Restriction and Voting Agreement, dated as of November 22, 2002, by and among Alliance Capital Partners, L.P., Alliance Capital Partners, Inc., Arena Capital Investment Fund, L.P., Lovett Miller Venture Fund II, Limited Partnership and Lovett Miller Venture Fund III, Limited Partnership (filed as Exhibit 10.19 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on January 10, 2011 and incorporated herein by reference).

10.17
EverBank Financial Corp 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.26 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.18
EverBank Financial Corp 2011 Executive Incentive Plan (filed as Exhibit 10.27 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.19
Form of Indemnification Agreement between EverBank Financial Corp and each of its directors and executive officers (filed as Exhibit 10.28 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.20
Form of Amendment to Employment Agreement between EverBank Financial Corp and each of Robert M. Clements and W. Blake Wilson (filed as Exhibit 10.29 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.21
Form of Amendment to Employment Agreement between EverBank Financial Corp and each of Gary A. Meeks, John S. Surface and Thomas A. Hajda (filed as Exhibit 10.30 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.22
Employment Agreement between EverBank Financial Corp and Steven Fischer (filed as Exhibit 10.31 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on May 12, 2011 and incorporated herein by reference). ±

10.23
Lease Agreement, dated as of December 15, 2011, between El-Ad Florida LLC and EverBank (filed as Exhibit 10.32 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on March 20, 2012 and incorporated herein by reference).

10.24
Director Nomination Agreement, dated as of April 5, 2012, among EverBank Financial Corp, Arena Capital Investment Fund, L.P., Lovett Miller Venture Partners III, Limited Partnership and Lovett Miller Venture Fund II, Limited Partnership (filed as Exhibit 10.33 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on April 24, 2012 and incorporated herein by reference).

10.25
Director Nomination Agreement, dated as of April 5, 2012, by and between EverBank Financial Corp and Sageview Partners L.P (filed as Exhibit 10.34 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on April 24, 2012 and incorporated herein by reference).

10.26
Registration Rights Agreement, dated August 27, 2012, by and between EverBank Financial Corp and individuals and entities listed on Schedule I thereto (filed as Exhibit 10.33 to the Company's Form S-1/A (No. 333-169824) filed with the SEC on October 29, 2012 and incorporated herein by reference).

10.27	Employment Agreement dated December 23, 2008 between EverBank Financial Corp and Thomas A. Hajda.*±
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*
18.1	Letter from Deloitte & Touche LLP regarding change in accounting principle.*
21.1	Subsidiaries of EverBank Financial Corp.*
23	Consent of Deloitte & Touche LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1
Consent Order and Stipulation, dated April 13, 2011, between EverBank Financial Corp and the Office of Thrift Supervision (filed as Exhibit 99.3 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on March 20, 2012 and incorporated herein by reference).

99.2
Consent Order and Stipulation, dated April 13, 2011, between EverBank and the Office of Thrift Supervision (filed as Exhibit 99.4 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on March 20, 2012 and incorporated herein by reference).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

*	Filed herewith.
**
Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

±	Represents management contract or compensatory plan or arrangement.