Form 10-Q
period 2013-03-31
EverBank Financial Corp
filed 2013-04-30
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of April 25, 2013, there were 122,233,510 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$44,938	$175,400
Interest-bearing deposits in banks	548,458	268,514
Total cash and cash equivalents	593,396	443,914
Investment securities:
Available for sale, at fair value	1,497,278	1,619,878
Held to maturity (fair value of $126,308 and $146,709 as of March 31, 2013 and December 31, 2012, respectively)	124,242	143,234
Other investments	144,070	158,172
Total investment securities	1,765,590	1,921,284
Loans held for sale (includes $1,350,289 and $1,452,236 carried at fair value as of March 31, 2013 and December 31, 2012, respectively)	2,416,599	2,088,046
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	12,255,294	12,505,089
Allowance for loan and lease losses	(77,067)	(82,102)
Total loans and leases held for investment, net	12,178,227	12,422,987
Equipment under operating leases, net	44,863	50,040
Mortgage servicing rights (MSR), net	375,641	375,859
Deferred income taxes, net	164,053	170,877
Premises and equipment, net	65,746	66,806
Other assets	702,373	703,065
Total Assets	$18,306,488	$18,242,878
Liabilities
Deposits:
Noninterest-bearing	$1,287,292	$1,445,783
Interest-bearing	12,387,074	11,696,605
Total deposits	13,674,366	13,142,388
Other borrowings	2,707,331	3,173,021
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	316,599	372,543
Total Liabilities	16,802,046	16,791,702
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share;10,000,000 shares authorized; 6,000 issued and outstanding at March 31, 2013 and December 31, 2012)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 122,066,260 and 120,987,955 issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	1,221	1,210
Additional paid-in capital	823,696	811,085
Retained earnings	609,849	575,665
Accumulated other comprehensive income (loss) (AOCI)	(80,324)	(86,784)
Total Shareholders’ Equity	1,504,442	1,451,176
Total Liabilities and Shareholders’ Equity	$18,306,488	$18,242,878

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans and leases	$173,786	$124,778
Interest and dividends on investment securities	16,250	20,549
Other interest income	298	104
Total Interest Income	190,334	145,431
Interest Expense
Deposits	26,823	20,974
Other borrowings	19,695	8,834
Total Interest Expense	46,518	29,808
Net Interest Income	143,816	115,623
Provision for Loan and Lease Losses	1,919	11,355
Net Interest Income after Provision for Loan and Lease Losses	141,897	104,268
Noninterest Income
Loan servicing fee income	42,163	45,556
Amortization and impairment of mortgage servicing rights	(22,523)	(44,483)
Net loan servicing income	19,640	1,073
Gain on sale of loans	82,311	48,177
Loan production revenue	9,489	7,437
Deposit fee income	5,925	6,239
Other lease income	6,411	8,663
Other	9,533	1,604
Total Noninterest Income	133,309	73,193
Noninterest Expense
Salaries, commissions and other employee benefits expense	110,479	66,590
Equipment expense	19,852	15,948
Occupancy expense	7,384	5,349
General and administrative expense	74,101	70,934
Total Noninterest Expense	211,816	158,821
Income before Provision for Income Taxes	63,390	18,640
Provision for Income Taxes	24,244	6,794
Net Income	$39,146	$11,846
Less: Net Income Allocated to Preferred Stock	(2,531)	(5,879)
Net Income Allocated to Common Shareholders	$36,615	$5,967
Basic Earnings Per Common Share	$0.30	$0.08
Diluted Earnings Per Common Share	$0.30	$0.08
Dividends Declared Per Common Share	$0.02	$—
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$39,146	$11,846
Unrealized Gains on Debt Securities
Unrealized gains due to changes in fair value	704	21,286
Tax effect	(264)	(8,029)
Change in unrealized gains on debt securities	440	13,257
Interest Rate Swaps
Net unrealized gains due to changes in fair value	4,383	6,628
Reclassification of unrealized losses to interest expense	5,357	1,710
Tax effect	(3,720)	(3,042)
Change in interest rate swaps	6,020	5,296
Other Comprehensive Income	6,460	18,553
Comprehensive Income	$45,606	$30,399

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	39,146	—	39,146
Other comprehensive income	—	—	—	—	6,460	6,460
Issuance of common stock	—	11	8,540	—	—	8,551
Share-based grants (including income tax benefits)	—	—	4,071	—	—	4,071
Cash dividends on common stock	—	—	—	(2,431)	—	(2,431)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2013	$150,000	$1,221	$823,696	$609,849	$(80,324)	$1,504,442

Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	11,846	—	11,846
Other comprehensive loss	—	—	—	—	18,553	18,553
Conversion of preferred stock	(2)	28	(26)	—	—	—
Issuance of common stock	—	1	57	—	—	58
Repurchase of common stock	—	—	(360)	—	—	(360)
Share-based grants (including income tax benefits)	—	—	1,409	—	—	1,409
Cash dividends on preferred stock	—	—	—	(4,482)	—	(4,482)
Balance, March 31, 2012	$1	$780	$562,327	$520,777	$(89,196)	$994,689

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$39,146	$11,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	10,385	2,582
Depreciation and amortization of tangible and intangible assets	9,901	8,804
Amortization of loss on settlement of interest rate swaps	5,357	1,710
Amortization and impairment of mortgage servicing rights	22,523	44,483
Deferred income taxes (benefit)	2,839	(2,654)
Provision for loan and lease losses	1,919	11,355
Loss on other real estate owned (OREO)	1,923	2,731
Share-based compensation expense	1,779	1,282
Payments for settlement of forward interest rate swaps	(14,416)	(3,552)
Other operating activities	299	(2,632)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(376,076)	79,718
Other assets	95,214	51,567
Accounts payable and accrued liabilities	(44,338)	(14,641)
Net cash provided by (used in) operating activities	(243,545)	192,599
Investing Activities:
Investment securities available for sale:
Purchases	—	(138,186)
Proceeds from prepayments and maturities	122,874	123,477
Investment securities held to maturity:
Purchases	(8,900)	(7,965)
Proceeds from prepayments and maturities	27,365	6,705
Purchases of other investments	(40,175)	(1,547)
Proceeds from sales of other investments	54,277	—
Net change in loans and leases held for investment	98,476	(830,144)
Purchases of premises and equipment, including equipment under operating leases	(3,852)	(20,659)
Proceeds related to sale or settlement of other real estate owned	5,540	9,024
Proceeds from insured foreclosure claims	59,817	28,037
Other investing activities	(2,154)	(1,463)
Net cash provided by (used in) investing activities	313,268	(832,721)
Financing Activities:
Net increase in nonmaturity deposits	524,999	190,742
Net increase in time deposits	11,827	95,036
Net change in repurchase agreements	(142,322)	—
Net change in short-term Federal Home Loan Bank (FHLB) advances	(400,000)	35,000
Proceeds from long-term FHLB advances	150,000	500,000
Repayments of long-term FHLB advances	(73,158)	(86,200)
Proceeds from issuance of common stock	8,551	58
Other financing activities	(138)	(4,772)
Net cash provided by financing activities	79,759	729,864
Net change in cash and cash equivalents	149,482	89,742
Cash and cash equivalents at beginning of period	443,914	294,981
Cash and cash equivalents at end of period	$593,396	$384,723

See Note 1 for disclosures related to supplemental noncash information.
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a thrift holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. Its direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and retail lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services and sells residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
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
On February 14, 2013, the Company formed EverBank Funding, LLC., a Delaware limited liability company, to facilitate the pooling and securitization of mortgage loans for issuance into the secondary market.
b) Reincorporation — In September 2010, EverBank Financial Corp, a Florida corporation (EverBank Florida), formed EverBank Financial Corp, a Delaware corporation (EverBank Delaware). Subsequent to its formation, EverBank Delaware held no assets, had no subsidiaries and did not engage in any business or other activities except in connection with its formation. In May 2012, EverBank Delaware completed an initial public offering with its common stock listed on the New York Stock Exchange (NYSE) under the symbol “EVER”. Immediately preceding the consummation of that offering, EverBank Florida merged with and into EverBank Delaware, with EverBank Delaware continuing as the surviving corporation and succeeding to all of the assets, liabilities and business of EverBank Florida. The merger resulted in the following:

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
Reincorporation of EverBank Florida in Delaware did not result in any change in the business, management, fiscal year, assets, liabilities or location of the principal offices of the Company.
c) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, and changes in cash flows have been made.
GAAP requires management to make estimates that affect the reported amounts and disclosures of contingencies in the condensed consolidated financial statements. Estimates by their nature are based on judgment and available information. Material estimates relate to the Company’s allowance for loan and lease losses, loans and leases acquired with evidence of credit deterioration, repurchase obligations, contingent liabilities, and the fair values of investment securities, loans held for sale, MSR and derivative instruments. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
d) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Three Months Ended March 31,
	2013	2012
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims from loans held for sale	103,918	68,591
Loans transferred from held for investment to held for sale	101,984	1,604
2.  Recent Accounting Pronouncements
Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 is effective for the first quarter of 2012 and should be applied retrospectively. Adoption of this standard resulted in the presentation of a new statement of comprehensive income separate from the statement of shareholders’ equity but did not have any impact on the Company’s results of operations. In December 2011, the FASB issued ASU 2011-12,Comprehensive Income (Topic 220)- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of AOCI on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company’s consolidated financial statements or results of operations. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. ASU 2013-02 also requires that entities either (1) present in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of AOCI based on its source and the income line item affected by the reclassification if items are reclassified out of AOCI in their entirety or (2) cross reference to other required, related disclosures for additional information if items are not reclassified out of AOCI in their entirety. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard resulted in the additional disclosure of the lines of income or expense impacted by reclassifications out of AOCI within the statement of comprehensive income but did not have any impact on the Company's condensed consolidated financial statements or results of operations.
Balance Sheet Offsetting—In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities, which will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The guidance will require that entities disclose the gross and net information about both instruments that are offset in the balance sheet or are subject to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to only (1) derivatives, including bifurcated embedded derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions, to the extent they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position. The requirements set forth in both ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of these standards resulted in additional disclosures as presented in Note 11 but did not have any impact on the Company's condensed consolidated financial statements or results of operations.

3.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of March 31, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2013
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$60	$5	$—	$65	$65
Residential CMO securities - nonagency	1,455,529	37,992	3,844	1,489,677	1,489,677
Residential mortgage-backed securities (MBS) - agency	211	15	—	226	226
Asset-backed securities (ABS)	7,901	—	896	7,005	7,005
Equity securities	77	228	—	305	305
Total available for sale securities	$1,463,778	$38,240	$4,740	$1,497,278	$1,497,278
Held to maturity:
Residential CMO securities - agency	$80,203	$2,297	$—	$82,500	$80,203
Residential MBS - agency	39,052	1,814	10	40,856	39,052
Corporate securities	4,987	—	2,035	2,952	4,987
Total held to maturity securities	$124,242	$4,111	$2,045	$126,308	$124,242
December 31, 2012
Available for sale:
Residential CMO securities - agency	$63	$6	$—	$69	$69
Residential CMO securities - nonagency	1,577,270	39,860	5,355	1,611,775	1,611,775
Residential MBS - agency	226	15	—	241	241
Asset-backed securities	9,461	—	1,935	7,526	7,526
Equity securities	77	190	—	267	267
Total available for sale securities	$1,587,097	$40,071	$7,290	$1,619,878	$1,619,878
Held to maturity:
Residential CMO securities - agency	$106,346	$3,497	$—	$109,843	$106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	$143,234	$5,483	$2,008	$146,709	$143,234
At March 31, 2013 and December 31, 2012, investment securities with a carrying value of $209,762 and $421,209, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no gross gains or gross losses realized on available for sale investments during the three months ended March 31, 2013 or 2012.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Debt securities:
Residential CMO securities - nonagency	$62,892	$748	$110,943	$3,096	$173,835	$3,844
Residential MBS - agency	8,936	10	—	—	8,936	10
Asset-backed securities	—	—	7,005	896	7,005	896
Corporate securities	—	—	2,952	2,035	2,952	2,035
Total debt securities	$71,828	$758	$120,900	$6,027	$192,728	$6,785
December 31, 2012
Debt securities:
Residential CMO securities - nonagency	$57,715	$299	$183,285	$5,056	$241,000	$5,355
Asset-backed securities	—	—	7,526	1,935	7,526	1,935
Corporate securities	—	—	2,979	2,008	2,979	2,008
Total debt securities	$57,715	$299	$193,790	$8,999	$251,505	$9,298
The Company had unrealized losses at March 31, 2013 and December 31, 2012 on nonagency residential CMO securities, residential agency MBS, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At March 31, 2013, the Company had 26 debt securities in an unrealized loss position. A total of five were in an unrealized loss position for less than 12 months. These five securities consisted of four nonagency residential CMO securities and one residential agency MBS. The remaining 21 debt securities were in an unrealized loss position for 12 months or longer. These 21 securities consisted of three ABS, one corporate security and 17 nonagency residential CMO securities. Of the $6,785 in unrealized losses, $3,854 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2012, the Company had 31 debt securities in an unrealized loss position. A total of three were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. The remaining 28 debt securities were in an unrealized loss position for 12 months or longer. These 28 securities consisted of three ABS, one corporate security and 24 nonagency residential CMO securities. Of the $9,298 in unrealized losses, $5,355 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
When certain triggers indicate the likelihood of an other-than-temporary-impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. There were no OTTI losses recognized on available for sale or held to maturity securities during the three months ended March 31, 2013 or 2012.
During the three months ended March 31, 2013 and 2012, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended March 31,
	2013	2012
Interest income on available for sale securities	$14,865	$18,871
Interest income on held to maturity securities	624	1,400
Other interest and dividend income	761	278
	$16,250	$20,549
All investment interest income recognized by the Company during the three months ended March 31, 2013 and 2012 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of March 31, 2013 and December 31, 2012, consist of the following:

	March 31, 2013	December 31, 2012
Mortgage warehouse (carried at fair value)	$1,350,289	$1,452,236
Government insured pool buyouts	91,691	96,635
Other	974,619	539,175
Total loans held for sale	$2,416,599	$2,088,046
The Company typically transfers residential mortgage loans originated or acquired to various financial institutions, government agencies, and GSEs. In addition, the Company enters into loan securitization transactions related to certain conforming residential mortgage loans. In connection with these transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac), the Federal National Mortgage Association (FNMA or Fannie Mae) and the Government National Mortgage Association (GNMA or Ginnie Mae), and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and either retains or releases the right to service the loans. The servicing arrangement represents the Company's continuing involvement with these transferred loans.
In addition, the Company also may be exposed to limited liability related to recourse agreements and repurchase agreements made to our issuers and purchasers. This liability includes amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a material breach of contractual representations and warranties. Refer to Note 13 for the maximum exposure to loss for material breaches of contractual representations and warranties.
The following is a summary of cash flows related to transfers accounted for as sales for three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Proceeds received from agency securitizations	$2,404,610	$1,920,970
Proceeds received from nonagency sales	341,882	12,794

Servicing fees collected	26,213	23,956

Repurchased loans from agency securitizations	1,092	1,471
Repurchased loans from nonagency sales	5,277	5,168
The Company periodically transfers conforming residential mortgages to GNMA in exchange for mortgage-backed securities.  As of March 31, 2013 and December 31, 2012, the Company retained $92,946 and $99,121, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The gains and losses on transfers which qualify as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, rate lock commitments, and the offsetting hedging positions.
In connection with these transfers, the Company recorded servicing assets in the amount of $23,501, and $18,529 for the three months ended March 31, 2013 and 2012, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR.
During the three months ended March 31, 2013, the Company transferred $24,440 in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo residential mortgages which were intended to be sold to an unrelated third party. The loans did not meet eligibility requirements for sale in accordance with the executed contract. After evaluation of the specific loans, the Company determined it has positive intent to hold these loans for the foreseeable future and thus transferred these loans to the held for investment portfolio. During the three months ended March 31, 2012, the Company transferred $14,946 in commercial real estate loans held for sale to loans held for investment at lower of cost or market as the Company has the intent to hold these loans for the foreseeable future.
During the three months ended March 31, 2013, the Company transferred $101,984 of loans held for investment to held for sale at lower of cost or market. The majority of these loans were government insured pool buyouts initially originated for the held for investment portfolio. These loans were transferred to held for sale based upon a change in intent to no longer hold these loans for the foreseeable future.

5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of March 31, 2013 and December 31, 2012 are comprised of the following:

	March 31, 2013	December 31, 2012
Residential mortgages	$6,279,655	$6,708,748
Commercial and commercial real estate	4,883,330	4,771,768
Lease financing receivables	911,371	836,935
Home equity lines	173,704	179,600
Consumer and credit card	7,234	8,038
Total loans and leases held for investment, net of discounts	12,255,294	12,505,089
Allowance for loan and lease losses	(77,067)	(82,102)
Total loans and leases held for investment, net	$12,178,227	$12,422,987
As of March 31, 2013 and December 31, 2012, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	March 31, 2013	December 31, 2012
Net purchased loan and lease discounts	$146,666	$164,132
Net deferred loan and lease origination costs	25,889	25,275
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the three months ended March 31, 2013 are as follows:

March 31, 2013
Contractual payments receivable for acquired loans and leases at acquisition	$78,496
Expected cash flows for acquired loans and leases at acquisition	45,914
Basis in acquired loans and leases at acquisition	41,944
Information pertaining to the ACI portfolio as of March 31, 2013 and December 31, 2012 is as follows:

	Bank of Florida	Other Acquired Loans	Total
March 31, 2013
Carrying value, net of allowance	$428,863	$861,548	$1,290,411
Outstanding unpaid principal balance (UPB)	477,799	893,435	1,371,234
Allowance for loan and lease losses, beginning of period	16,789	5,175	21,964
Allowance for loan and lease losses, end of period	18,322	5,212	23,534

	Bank of Florida	Other Acquired Loans	Total
December 31, 2012
Carrying value, net of allowance	$472,374	$876,351	$1,348,725
Outstanding unpaid principal balance	520,873	913,020	1,433,893
Allowance for loan and lease losses, beginning of year	11,638	4,351	15,989
Allowance for loan and lease losses, end of year	16,789	5,175	21,964
The Company recorded $1,570 and $3,640 in provision for loan and lease losses for the ACI portfolio for the three months ended March 31, 2013 and 2012, respectively. The increase in provision is the result of a decrease in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the three months ended March 31, 2013 and 2012:

	Bank of Florida	Other Acquired Loans	Total
March 31, 2013
Balance, beginning of period	$99,201	$121,207	$220,408
Additions	—	3,970	3,970
Accretion	(7,157)	(12,829)	(19,986)
Reclassifications to accretable yield	2,500	10,085	12,585
Balance, end of period	$94,544	$122,433	$216,977
March 31, 2012
Balance, beginning of period	$141,750	$65,973	$207,723
Accretion	(9,679)	(6,308)	(15,987)
Reclassifications (from) to accretable yield	(11,923)	8,463	(3,460)
Balance, end of period	$120,148	$68,128	$188,276
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (FDIC) and the indemnification agreement with former shareholders of Tygris. All loans acquired through the loss share agreement with the FDIC and all loans and leases acquired in the purchase of Tygris are considered covered during the applicable indemnification period. As of March 31, 2013 and December 31, 2012, the Company does not expect to receive cash payments under these indemnification agreements due to the performance of the underlying loans.
The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of March 31, 2013 and December 31, 2012:

	Bank of Florida	Tygris	Total
March 31, 2013
Residential mortgages	$53,426	$—	$53,426
Commercial and commercial real estate	400,958	—	400,958
Lease financing receivables	—	59,732	59,732
Home equity lines	17,266	—	17,266
Consumer and credit card	1,196	—	1,196
Total recorded investment of covered loans and leases	$472,846	$59,732	$532,578
December 31, 2012
Residential mortgages	$56,390	$—	$56,390
Commercial and commercial real estate	441,998	—	441,998
Lease financing receivables	—	75,201	75,201
Home equity lines	17,992	—	17,992
Consumer and credit card	1,378	—	1,378
Total recorded investment of covered loans and leases	$517,758	$75,201	$592,959

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 are as follows:

Three Months Ended March 31, 2013	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Provision for loan and lease losses	1,512	(324)	1,038	(323)	16	1,919
Charge-offs	(5,069)	(1,447)	(708)	(489)	(20)	(7,733)
Recoveries	111	443	79	129	17	779
Balance, end of period	$30,185	$38,535	$3,590	$4,582	$175	$77,067
Three Months Ended March 31, 2012
Balance, beginning of period	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	3,836	5,308	723	1,493	(5)	11,355
Charge-offs	(6,694)	(2,294)	(1,181)	(1,108)	(11)	(11,288)
Recoveries	143	168	36	61	14	422
Balance, end of period	$40,739	$31,391	$3,344	$2,632	$148	$78,254
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of March 31, 2013 and December 31, 2012:

March 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$13,236	$11,737	$5,212	$30,185
Commercial and commercial real estate	3,315	16,898	18,322	38,535
Lease financing receivables	—	3,590	—	3,590
Home equity lines	—	4,582	—	4,582
Consumer and credit card	—	175	—	175
Total allowance for loan and lease losses	$16,551	$36,982	$23,534	$77,067
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$95,793	$5,329,231	$854,631	$6,279,655
Commercial and commercial real estate	80,320	4,343,696	459,314	4,883,330
Lease financing receivables	—	911,371	—	911,371
Home equity lines	—	173,704	—	173,704
Consumer and credit card	—	7,234	—	7,234
Total loans and leases held for investment	$176,113	$10,765,236	$1,313,945	$12,255,294

December 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$12,568	$15,888	$5,175	$33,631
Commercial and commercial real estate	5,569	17,505	16,789	39,863
Lease financing receivables	—	3,181	—	3,181
Home equity lines	—	5,265	—	5,265
Consumer and credit card	—	162	—	162
Total allowance for loan and lease losses	$18,137	$42,001	$21,964	$82,102
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$95,274	$5,747,862	$865,612	$6,708,748
Commercial and commercial real estate	92,262	4,174,429	505,077	4,771,768
Lease financing receivables	—	836,935	—	836,935
Home equity lines	—	179,600	—	179,600
Consumer and credit card	—	8,038	—	8,038
Total loans and leases held for investment	$187,536	$10,946,864	$1,370,689	$12,505,089

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the quarterly credit quality of all other loan types based on performing status.
The following tables present the recorded investment for loans and leases by credit quality indicator as of March 31, 2013 and December 31, 2012:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
March 31, 2013
Residential mortgages:
Residential	$3,613,142	$—	$64,099	$3,677,241
Government insured pool buyouts (1)	1,598,116	1,004,298	—	2,602,414
Lease financing receivables	908,580	—	2,791	911,371
Home equity lines	169,191	—	4,513	173,704
Consumer and credit card	6,869	—	365	7,234
Total	$6,295,898	$1,004,298	$71,768	$7,371,964

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial and commercial real estate:
Commercial	$1,557,200	$553	$7,412	$4,081	$1,569,246
Commercial real estate	2,990,295	73,154	250,635	—	3,314,084
Total commercial and commercial real estate	$4,547,495	$73,707	$258,047	$4,081	$4,883,330

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2012
Residential mortgages:
Residential	$3,880,360	$—	$68,924	$3,949,284
Government insured pool buyouts (1)	1,590,732	1,168,732	—	2,759,464
Lease financing receivables	834,925	—	2,010	836,935
Home equity lines	175,354	—	4,246	179,600
Consumer and credit card	7,699	—	339	8,038
Total	$6,489,070	$1,168,732	$75,519	$7,733,321

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and commercial real estate:
Commercial	$1,368,054	$565	$8,416	$4,405	$1,381,440
Commercial real estate	3,027,554	79,779	282,995	—	3,390,328
Total commercial and commercial real estate	$4,395,608	$80,344	$291,411	$4,405	$4,771,768

(1)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of March 31, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
March 31, 2013
Residential mortgages:
Residential	$11,685	$5,642	$64,099	$81,426	$3,497,853	$3,579,279
Government insured pool buyouts (1)	96,570	58,057	1,004,298	1,158,925	686,820	1,845,745
Commercial and commercial real estate:
Commercial	249	5	3,060	3,314	1,550,185	1,553,499
Commercial real estate	—	1,723	17,189	18,912	2,851,605	2,870,517
Lease financing receivables	3,710	1,350	873	5,933	905,438	911,371
Home equity lines	1,040	877	5,007	6,924	166,780	173,704
Consumer and credit card	40	17	95	152	7,082	7,234
Total loans and leases held for investment	$113,294	$67,671	$1,094,621	$1,275,586	$9,665,763	$10,941,349

December 31, 2012
Residential mortgages:
Residential	$12,648	$4,844	$68,924	$86,416	$3,759,325	$3,845,741
Government insured pool buyouts (1)	132,479	70,915	1,168,732	1,372,126	625,269	1,997,395
Commercial and commercial real estate:
Commercial	242	271	4,985	5,498	1,358,107	1,363,605
Commercial real estate	—	—	71,149	71,149	2,831,937	2,903,086
Lease financing receivables	4,250	2,039	571	6,860	830,075	836,935
Home equity lines	1,221	1,108	4,246	6,575	173,025	179,600
Consumer and credit card	57	30	339	426	7,612	8,038
Total loans and leases held for investment	$150,897	$79,207	$1,318,946	$1,549,050	$9,585,350	$11,134,400

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$81,347	$76,781	$13,236	$77,501	$75,111	$12,568
Commercial and commercial real estate:
Commercial	12,594	2,853	503	12,356	2,615	371
Commercial real estate	19,924	18,098	2,812	56,997	33,967	5,198
Total impaired loans with an allowance recorded	$113,865	$97,732	$16,551	$146,854	$111,693	$18,137

Without a related allowance recorded:
Residential mortgages:
Residential	$24,494	$19,012	$—	$25,602	$20,163	$—
Commercial and commercial real estate:
Commercial	3,402	2,788	—	5,413	4,446	—
Commercial real estate	65,606	56,581	—	59,332	51,234	—
Total impaired loans without an allowance recorded	$93,502	$78,381	$—	$90,347	$75,843	$—

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$95,534	$770	$91,806	$660
Commercial and commercial real estate:
Commercial	6,351	2	11,685	23
Commercial real estate	79,940	214	123,098	558
Total impaired loans	$181,825	$986	$226,589	$1,241
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$64,099	$—	$68,924	$—
Government insured pool buyouts	—	1,004,298	—	1,168,732
Commercial and commercial real estate:
Commercial	4,928	—	4,985	—
Commercial real estate	58,994	—	71,149	—
Lease financing receivables	2,791	—	2,010	—
Home equity lines	4,513	—	4,246	—
Consumer and credit card	365	—	339	—
Total nonaccrual loans and leases	$135,690	$1,004,298	$151,653	$1,168,732
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
The following is a summary of information relating to modifications considered to be TDRs for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential mortgages:
Residential	12	$5,588	$5,600
Commercial and commercial real estate:
Commercial real estate	1	376	376
Total	13	$5,964	$5,976
Three Months Ended March 31, 2012
Residential mortgages:
Residential	16	$6,014	$6,021
Commercial and commercial real estate:
Commercial	3	3,035	3,035
Commercial real estate	6	8,241	8,241
Total	25	$17,290	$17,297

The Company included 119 loans with an unpaid principal balance of $14,797 in Chapter 7 bankruptcy as TDRs at March 31, 2013. Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest only periods.
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three months ended March 31, 2013 and 2012 are as follows:

	Number of Contracts	Recorded Investment
Three Months Ended March 31, 2013
Residential mortgages:
Residential	2	$852
Total	2	$852
Three Months Ended March 31, 2012
Residential mortgages:
Residential	8	$2,222
Commercial and commercial real estate:
Commercial	3	1,802
Commercial real estate	1	98
Total	12	$4,122
The recorded investment of TDRs as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
Loan Type:
Residential mortgages	$95,793	$95,275
Commercial and commercial real estate	49,310	64,674
Total recorded investment of TDRs	$145,103	$159,949
Accrual Status:
Current	$81,361	$86,495
30-89 days past-due accruing	7,526	3,600
90+ days past-due accruing	481	244
Nonaccrual	55,735	69,610
Total recorded investment of TDRs	$145,103	$159,949

TDRs classified as impaired loans	$145,103	$159,949
Valuation allowance on TDRs	13,707	16,258
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	23,501	18,529
Amortization	(35,078)	(29,339)
Decrease (increase) in valuation allowance	12,555	(15,144)
Other	(1,196)	(1,122)
Balance, end of period	$375,641	$462,420
Valuation allowance:
Balance, beginning of period	$102,963	$39,455
Increase in valuation allowance	—	15,144
Recoveries	(12,555)	—
Balance, end of period	$90,408	$54,599

Components of loan servicing fee income for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
Contractually specified service fees, net	$31,789	$35,385
Other ancillary fees	9,737	9,619
Other	637	552
	$42,163	$45,556
Residential
For loans securitized and sold with servicing retained during the three months ended March 31, 2013 and 2012, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended March 31, 2013
Average discount rates	9.38%	—	9.85%
Expected prepayment speeds	13.61%	—	13.85%
Weighted-average life in years	5.57	—	5.69

	Three Months Ended March 31, 2012
Average discount rates	8.60%	—	9.14%
Expected prepayment speeds	10.13%	—	14.62%
Weighted-average life in years	5.46	—	6.70
At March 31, 2013 and December 31, 2012, the Company estimated the fair value of its capitalized residential MSR to be approximately $364,737 and $363,173, respectively. The unpaid principal balance below excludes $8,951,000 and $7,049,000 at March 31, 2013 and December 31, 2012, respectively, for residential loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Unpaid principal balance	$41,859,000	$42,373,000
Gross weighted-average coupon	4.58%	4.66%
Weighted-average servicing fee	0.30%	0.30%
Expected prepayment speed (1)	17.72%	19.73%
(1) The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.
A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of March 31, 2013 and December 31, 2012 is presented below.

	March 31, 2013	December 31, 2012
Prepayment Rate
10% adverse rate change	$21,154	$23,100
20% adverse rate change	40,654	44,232
Discount Rate
10% adverse rate change	12,752	12,696
20% adverse rate change	24,655	24,539
In the previous table, the effect of a variation in a specific assumption on the fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s residential mortgage servicing rights usually is not linear. The effect of changing one key assumption will likely result in the change of another key assumption which could impact the sensitivities.
Commercial
The carrying value and fair value of our commercial MSR was $10,960 at March 31, 2013. As of December 31, 2012, the carrying value and fair value of our commercial MSR was $12,700 and $15,698, respectively.
8.  Income Taxes
For the three months ended March 31, 2013 and 2012, the Company’s effective income tax rates of 38.2% and 36.4%, respectively, differ from the statutory federal income tax rate primarily due to state income taxes.

9. Share-Based Compensation
Option Plans - On March 6, 2013, 537,154 options were granted with a fair value on the grant date of $7.53. The fair value of each option award was estimated as of the grant date using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

Risk-free interest rate	1.76%
Expected volatility	38.93%
Expected term (years)	9.10
Dividend yield	0.55%
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
During the three months ended March 31, 2013 1,015,500 options were exercised with a total intrinsic value of $6,976.
Nonvested Stock - The Company issued 247,335 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the three months ended March 31, 2013. The weighted-average grant date fair value of these shares was $16.67.
10.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net income	$39,146	$11,846
Less dividends on preferred stock	(2,531)	(4,482)
Less undistributed net income allocated to participating preferred stock	—	(1,397)
Net income allocated to common shareholders	$36,615	$5,967
(Units in Thousands)
Average common shares outstanding	121,583	76,129
Common share equivalents:
Stock options	1,777	1,917
Nonvested stock	79	278
Average common shares outstanding, assuming dilution	123,439	78,324
Basic earnings per share	$0.30	$0.08
Diluted earnings per share	$0.30	$0.08
On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Preferred Stock, which was paid on March 1, 2012, in order to induce conversion to shares of Common Stock. In addition, the Company included the Series A 6% Preferred Stock as a participating security through the date of conversion and upon conversion, the Company included the shares in common shares outstanding.
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Stock Options	6,431,741	5,882,160

11.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 12. The total notional or contractual amounts and fair values as of March 31, 2013 and December 31, 2012 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
March 31, 2013
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Fair value hedges:
Interest rate swaps	$30,688	$—	$496
Cash flow hedges:
Forward interest rate swaps	553,000	—	86,366
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	1,773,714	7,917	1,289
Forward and optional forward sales commitments	2,926,514	6,393	10,092
Foreign exchange contracts	944,780	4,559	7,410
Equity, foreign currency, commodity and metals indexed options	145,350	11,942	—
Options embedded in client deposits	146,155	—	11,918
Indemnification assets	230,922	8,916	—
Total freestanding derivatives		39,727	30,709
Netting and cash collateral adjustments (1)		(6,783)	(93,503)
Total derivatives		$32,944	$24,068

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Fair value hedges:
Interest rate swaps	$31,247	$—	$579
Cash flow hedges:
Forward interest rate swaps	703,000	—	105,166
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	1,737,555	10,904	970
Forward and optional forward sales commitments	2,781,788	2,498	6,481
Foreign exchange contracts	963,820	10,368	2,121
Equity, foreign currency, commodity and metals indexed options	150,885	15,880	—
Options embedded in client deposits	150,181	—	15,750
Indemnification assets	273,687	9,092	—
Total freestanding derivatives		48,742	25,322
Netting and cash collateral adjustments (1)		(15,481)	(110,641)
Total derivatives		$33,261	$20,426

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts netted as of March 31, 2013 and December 31, 2012 include derivative positions netted totaling $2,147 and $651, respectively.

Fair Value Hedges
Activity for derivatives in fair value hedge relationships for the three months ended March 31, 2013 is as follows:

Three Months Ended March 31,
2013
Loss on fair value hedge, recognized in interest income	$(86)
Gain on hedged items, recognized in interest income	72
Ineffectiveness, recognized in interest income	$(14)
There was no fair value hedge activity for the three months ended March 31, 2012.
Cash Flow Hedges
Activity for derivatives in cash flow hedge relationships for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Pretax losses recognized in interest expense (ineffective portion)	$—	$(65)
All changes in the value of the derivatives were included in the assessment of hedge effectiveness.
As of March 31, 2013, AOCI included $20,363 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 10 years.
 Freestanding Derivatives
The following table shows the net losses recognized for the three months ended March 31, 2013 and 2012 in the condensed consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended March 31,
	2013	2012
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$21,960	$(11,830)
Gains (losses) on indemnification assets (2)	(177)	273
Other	(140)	446
Total	$21,643	$(11,111)
(1) Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.
(2) Refer to Note 12 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on March 31, 2013 and December 31, 2012 was $94,270 and $107,215, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2013 and December 31, 2012, $95,650 and $109,990, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of March 31, 2013 and December 31, 2012, $56,350 and $40,260, respectively, of collateral was posted for positions not subject to master netting agreements.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2013 and December 31, 2012, $8,930 and $14,830, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of March 31, 2013 and December 31, 2012, the Company held $8,970 and $15,220, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.

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
Recurring Fair Value Measurements
As of March 31, 2013 and December 31, 2012, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1	Level 2	Level 3	Netting	Total
March 31, 2013
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$65	$—	$—	$65
Residential CMO securities - nonagency	—	1,489,677	—	—	1,489,677
Residential MBS - agency	—	226	—	—	226
Asset-backed securities	—	7,005	—	—	7,005
Equity securities	305	—	—	—	305
Total available for sale securities	305	1,496,973	—	—	1,497,278
Loans held for sale	—	1,350,289	—	—	1,350,289
Financial liabilities:
FDIC clawback liability	—	—	52,188	—	52,188
Derivative financial instruments:
Derivative assets (Note 11)	4,559	18,335	16,833	(6,783)	32,944
Derivative liabilities (Note 11)	7,410	108,872	1,289	(93,503)	24,068

	Level 1	Level 2	Level 3	Netting	Total
December 31, 2012
Financial assets:
Available for sale securities:
Residential CMO securities - agency	$—	$69	$—	$—	$69
Residential CMO securities - nonagency	—	1,611,775	—	—	1,611,775
Residential MBS - agency	—	241	—	—	241
Asset-backed securities	—	7,526	—	—	7,526
Equity securities	267	—	—	—	267
Total available for sale securities	267	1,619,611	—	—	1,619,878
Loans held for sale	—	1,452,236	—	—	1,452,236
Financial liabilities:
FDIC clawback liability	—	—	50,720	—	50,720
Derivative financial instruments:
Derivative assets (Note 11)	10,368	29,282	9,092	(15,481)	33,261
Derivative liabilities (Note 11)	2,121	128,946	—	(110,641)	20,426

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three months ended March 31, 2013 and 2012 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Three Months Ended March 31, 2013
Balance, beginning of period	$—	$(50,720)	$9,092
Transfers into Level 3	—	—	6,628
Losses included in earnings for the period	—	(1,468)	(176)
Balance, end of period	$—	$(52,188)	$15,544
Change in unrealized net losses included in net income related to assets and liabilities still held as of March 31, 2013	$—	$(1,468)	$(176)

Three Months Ended March 31, 2012
Balance, beginning of period	$15,462	$(43,317)	$8,539
Settlements	(623)	—	—
Transfers out of Level 3	(14,946)	—	—
Gains (losses) included in earnings for the period	107	(377)	275
Balance, end of period	$—	$(43,694)	$8,814
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2012	$107	$(377)	$275

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2013
FDIC clawback liability	$52,188	Discounted cash flow	Servicing cost	$6,780	-	$14,449	(1)
Indemnification asset	8,916	Discounted cash flow	Reinstatement rate	4.9%	-	65.6%	(2)
			Loss duration (in months)	8	-	51	(2)
			Loss severity (3)	2.3%	-	14.9%	(2)
IRLCs, net	6,628	Discounted cash flow	Loan closing ratio	0.0%	-	99.0%	(4)
December 31, 2012
FDIC clawback liability	$50,720	Discounted cash flow	Servicing cost	$6,790	-	$14,558	(1)
Indemnification asset	9,092	Discounted cash flow	Reinstatement rate	3.8%	-	79.5%	(2)
			Loss duration (in months)	8	-	50	(2)
			Loss severity (3)	2.4%	-	11.3%	(2)

(1)
The range represents the sum of the highest and lowest servicing cost values for all tranches that we use in our valuation process. The servicing cost represents 1% of projected UPB of the underlying loans.

(2)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(3)	Loss severity represents the interest loss severity as a percentage of UPB.

(4)
The range represents the highest and lowest loan closing rates used in the IRLC valuation. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

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
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the Company's secondary marketing department of the portfolio management group for reasonableness.
Loans Held for Sale Accounted for under the Fair Value Option
Following is information on loans held for sale reported under the fair value option at March 31, 2013 and December 31, 2012:

Total
March 31, 2013
Fair value carrying amount	$1,350,289
Aggregate unpaid principal balance	1,303,059
Fair value carrying amount less aggregate unpaid principal	$47,230
December 31, 2012
Fair value carrying amount	$1,452,236
Aggregate unpaid principal balance	1,387,423
Fair value carrying amount less aggregate unpaid principal	$64,813
No loans recorded under the fair value option were on nonaccrual status at March 31, 2013 or December 31, 2012.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value were $61,631 and $64,709 for the three months ended March 31, 2013 and 2012, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at March 31, 2013 and December 31, 2012 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
March 31, 2013
Collateral-dependent loans	$—	$—	$16,796	$16,796	$1,961
Other real estate owned (1)	—	—	14,429	14,429	1,974
Mortgage servicing rights (2)	—	—	323,579	323,579	(12,555)
December 31, 2012
Collateral-dependent loans	$—	$—	$48,048	$48,048	$6,163
Other real estate owned (1)	—	4,030	26,787	30,817	6,230
Mortgage servicing rights (2)	—	—	320,901	320,901	63,508

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the strata with recoveries on previous valuation allowances.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2013
Collateral-dependent loans	$16,796	Appraised value	Appraised value	NM			(1)
Other real estate owned	14,429	Appraised value	Appraised value	NM			(1)
Mortgage servicing rights	323,579	Discounted cash flow	Prepayment speed	16.4%	-	21.3%	(2)
			Discount rate	9.4%	-	10.0%	(3)
December 31, 2012
Collateral-dependent loans	$36,609	Sales comparison approach	Appraisal value adjustment	0%	-	47%
Collateral-dependent loans	11,439	Discounted appraisals	Collateral discounts	5.0%	-	5.0%
Other real estate owned	23,359	Sales comparison approach	Appraisal value adjustment	0.0%	-	82.0%
Other real estate owned	3,428	Discounted appraisals	Collateral discounts	5.0%		10.0%
Mortgage servicing rights	320,901	Discounted cash flow	Prepayment speed	16.5%	-	19.8%	(2)
			Discount rate	9.2%	-	9.8%	(3)

(1)	NM - Not Meaningful

(2)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset. The range represents the highest and lowest values for the strata with recoveries on previous valuation allowances.

(3)	The discount rate range represents the highest and lowest values for the MSR strata with recoveries on previous valuation allowances.
The Company estimates the fair value of collateral-dependent loans and OREO using appraisal valuation. Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics.  For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment may be made based on a review of the property, historical property value changes, and current market rates.
The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and company-specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to discuss the key assumptions used by the respective parties in arriving at those estimates.

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012. This table excludes financial instruments with a short-term or without a stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Financial assets:
Investment securities:
Held to maturity	$124,242	$126,308	$—	$123,356	$2,952
Loans held for sale (1)	1,066,310	1,086,964	—	741,926	345,038
Loans held for investment (2)	11,270,446	11,410,391	—	—	11,410,391
Financial liabilities:
Time deposits	$4,124,322	$4,171,707	$—	$4,171,707	$—
Other borrowings	2,707,331	2,722,560	—	2,722,560	—
Trust preferred securities	103,750	78,034	—	—	78,034

December 31, 2012
Financial assets:
Investment securities:
Held to maturity	$143,234	$146,709	$—	$143,730	$2,979
Loans held for sale (1)	635,810	658,091	—	642,437	15,654
Loans held for investment (2)	11,589,233	11,716,283	—	—	11,716,283
Financial liabilities:
Time deposits	$4,123,594	$4,165,065	$—	$4,165,065	$—
Other borrowings (3)	3,050,698	3,085,174	—	3,085,174	—
Trust preferred securities	103,750	78,112	—	—	78,112

(1)	The carrying value of loans held for sale excludes $1,350,289 and $1,452,236 in loans measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $73,477 and $78,921 as of March 31, 2013 and December 31, 2012, respectively. In addition, the carrying values exclude $907,781 and $833,754 of lease financing receivables as of March 31, 2013 and December 31, 2012, respectively.

(3)	The carrying value of other borrowings excludes $122,323 in repurchase agreements which have remaining maturities of less than one month as of December 31, 2012.
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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience specific to the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of March 31, 2013 and December 31, 2012, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets. In addition, the Company has one corporate security that is valued using the income approach. To determine the price, the Company determines the cash flows based on the contract terms which include London Interbank Offered Rate (LIBOR) plus the spread and then discounts those cash flows at a rate that makes the present value of total discounted cash flows of a newly issued security approximate par. The spread to swap curve is interpolated based on the comparable securities that would issue in the market on the valuation date. Industry and rating factors are used to determine the comparable securities. This security has been classified as level 3.

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
Loans Held for Investment — The fair value of loans held for investment is derived from discounted cash flows and includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. Held for investment loans are classified as level 3.
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral-dependent loans for which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment may be made based on a review of the property, historical changes, and current market rates. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.
Other Real Estate Owned — Foreclosed assets are carried at the lower of carrying value or fair value. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on OREO are usually significant and typically result in a level 3 classification of the inputs for determining fair value.
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, a valuation allowance is recorded on that stratum so that the servicing asset is carried at fair value. Additionally, subsequent to the impairment, the MSR asset can recover its value up to the amount of valuation allowance recorded. A third-party valuation is obtained quarterly. The servicing portfolio is valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float, costs of servicing, the cost of carry of advances, foreclosure losses, and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within level 3 of the hierarchy.
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
FDIC Clawback Liability — The fair value of the FDIC clawback liability represents the net present value of expected true-up payments due 45 days after the fifth and tenth anniversaries of the closing of the Bank of Florida acquisition pursuant to the purchase and assumption agreements between the Company and the FDIC. On the true-up measurement dates, the Company is required to make a true-up payment to the FDIC in an amount equal to 50% of the excess, if any, of (1) 20% of the intrinsic loss estimate (an established figure by the FDIC) less (2) the sum of (a) 25% of the asset discount, (part of the Company’s bid) plus (b) 25% of the cumulative loss share payments plus (c) a 1% servicing fee based on the principal amount of the covered assets over the term (calculated annually based on the average principal amount at the beginning and end of each year and then summed up for a total fee included in the calculation). The liability was discounted using an estimated cost of debt capital, based on an interpolated cost of debt capital of banks with credit quality comparable to the Company’s (using USD US Bank (BBB) BFV Curve index). This liability is considered to be contingent consideration as it requires the return of a portion of the initial consideration in the event contingencies are met. Due to the nature of the valuation inputs, FDIC clawback liability is classified within level 3 of the hierarchy.
Fair Value and Cash Flow Hedges — The fair value of interest rate swaps is determined by a third party from a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. See Note 11 for additional information on fair value and cash flow hedges.
Freestanding Derivatives — The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics. The Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse to determine the fair value for the indemnification asset. As this derivative is based on company-specific assumptions and is not actively traded, the indemnification asset is classified within level 3 of the hierarchy. Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The funding probability is the loan closing ratio. This ratio is estimated based primarily upon historical experience by product. Because of the significance of the closing ratio in the fair value calculation, interest rate locks are classified within level 3 of the hierarchy. Counterparty credit risk is taken into account when determining fair value. See Note 11 for additional information on freestanding derivatives.
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
Unfunded credit extension commitments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Commercial	$1,300,871	$1,094,900
Leasing	166,273	172,808
Home equity lines of credit	39,622	40,915
Credit card lines of credit	33,896	32,496
Standby letters of credit	1,341	1,274
Total unfunded credit extension commitments	$1,542,003	$1,342,393
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 11 for information on interest rate lock commitments as they are not included in the table above.
The Company has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the Company is obligated to pay $400 during the remainder of 2013. The amount due in 2014 is $3,647, which is a 5% increase from the total obligation due in 2013.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through March 31, 2013, the Company originated and securitized approximately $51,549,253 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of its loans servicing released and currently does not have servicing performance metrics on a majority of the loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through March 31, 2013 and sold in years 2004 through March 31, 2013. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $24,866 and $27,000 at March 31, 2013 and December 31, 2012, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at March 31, 2013 and December 31, 2012, was $50,809,825 and $49,422,104, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at March 31, 2013 and December 31, 2012, was $23,599 and $26,026, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $139,943 and $154,706 at March 31, 2013 and December 31, 2012, respectively.
Legal Actions — On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company is also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate. The outcome of these processes could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental examinations and additional litigation for the Company. As of March 31, 2013, the independent consultant completed a portion of the review and provided a remediation plan based upon certain identified deficiencies. The Company accrued $8,000 based upon information available in the current remediation plan. As of March 31, 2013, the Company is unable to determine a possible range of loss as the review is not complete and the findings have not been finalized. There is at least a reasonable possibility that an exposure to loss exists in excess of the amount accrued.

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

In addition, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Company and other major mortgage servicers. The Company continues to cooperate with these investigations. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. The Company has evaluated subsequent events through the date in which financial statements are available to be issued and currently, the Company is unable to estimate any loss that may result from penalties or fines imposed by the OCC or other governmental agencies and hence, no amounts have been accrued.

In the ordinary course of business, the Company and its subsidiaries are routinely involved in various claims and legal actions. In light of the uncertainties involved in these government proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by the Company.
14. Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities (VIEs), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate.
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$174,497	$174,497	$185,000	$185,000
On-balance-sheet securitizations	92,946	92,946	99,121	99,121
Debt securities	1,616,228	1,616,228	1,757,858	1,757,858
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of a loan from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records the commercial loans on its condensed consolidated balance sheet as loans held for investment.
On-balance sheet securitizations
The Company engages in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet. The Company securitizes mortgage loans generally through a GSE, such as GNMA, FNMA or FHLMC (U.S. agency-sponsored mortgages). Occasionally, the Company will transfer conforming residential mortgages to GNMA in exchange for mortgage-backed securities. The Company maintains effective control over pools of transferred assets that remain unsold at the end of the period. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the condensed consolidated balance sheet as loans held for sale.
Debt securities
All MBS, CMO and ABS securities owned by the Company are issued through VIEs. The related VIEs were not consolidated, as the Company was not determined to be the primary beneficiary. See Note 3 for information related to debt securities.
Mortgage securitizations
The Company provides a variety of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These mortgage loan securitizations are non-recourse except in accordance with the Company's standard obligations under representations and warranties. Thereby, the transaction effectively transfers the risk of future credit losses to the purchasers of the securities issued by the trust. The Company generally retains the servicing rights of the transferred assets but does not retain any other interest in the entities.
As noted above, the Company securitizes mortgage loans through government-sponsored entities or through private label (non-agency sponsored) securitizations. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations. Additionally, the Company does not consolidate VIEs of private label securitizations. Although the Company is the servicer of the VIE, the servicing relationship is deemed to be a fiduciary relationship and, therefore, the Company is not deemed to be the primary beneficiary of the entity. Refer to Note 4 for information related to sales of residential mortgage receivables and Note 7 mortgage servicing rights.
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
The Mortgage Banking segment includes the origination and servicing of mortgage loans and focuses primarily on residential loans for purposes of resale to GSEs, institutional investors or for investment by the Banking and Wealth Management segment.
The Corporate Services segment consists of services provided to the Banking and Wealth Management and Mortgage Banking segments including executive management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction-related items. Direct expenses are allocated to the operating segments. Unallocated expenses are included in Corporate Services. Certain other expenses, including interest expense on trust preferred debt and transaction-related items, are included in the Corporate Services segment.
The chief operating decision maker’s review of each segment’s performance is based on segment income, which is defined as income from operations before income taxes and certain corporate allocations. Additionally, total net revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.
Intersegment revenue among the Company’s business units reflects the results of a funds transfer pricing (FTP) process, which takes into account assets and liabilities with similar interest rate sensitivity and maturity characteristics and reflects the allocation of net interest income related to the Company’s overall asset and liability management activities. This provides for the creation of an economic benchmark, which allows the Company to determine the profitability of the Company’s products and cost centers by calculating profitability spreads between product yields and internal references. However, business segments have some latitude to retain certain interest rate exposures related to customer pricing decisions within guidelines.
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three months ended March 31, 2013 and 2012. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended March 31, 2013
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$132,373	$13,014		$(1,571)		$—	$143,816
Total net revenue	160,154	118,383	(1)	(1,412)		—	277,125
Intersegment revenue	3,155	(3,155)		—		—	—
Depreciation and amortization	7,051	1,304		1,546		—	9,901
Income before income taxes	76,430	13,447	(1)	(26,487)	(3)	—	63,390
Total assets	15,251,578	3,152,487		158,767		(256,344)	18,306,488

	As of and for the Three Months Ended March 31, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$106,545	$10,496		$(1,418)		$—	$115,623
Total net revenue	131,773	58,369	(2)	(1,326)		—	188,816
Intersegment revenue	(2,624)	2,624		—		—	—
Depreciation and amortization	6,391	586		1,827		—	8,804
Income before income taxes	61,833	(14,522)	(2)	(28,671)		—	18,640
Total assets	12,494,752	1,438,744		92,381		(251,056)	13,774,821

(1)	Segment earnings in the Mortgage Banking segment included a $12,555 recovery on the MSR valuation allowance for the three months ended March 31, 2013.

(2)	Segment earnings in the Mortgage Banking segment included a $15,144 charge for MSR impairment for three months ended March 31, 2012.

(3)
Income before income taxes includes additional allocation of intersegment expenses beginning in 2013. The allocation was $13,196 from corporate services, of which $5,848 and $7,348 was allocated to Banking and Wealth Management and Mortgage Banking, respectively.

16.   Subsequent Events
On April 1, 2013, EverBank entered into an agreement to purchase the servicing rights to $12,962,454 of UPB of Fannie Mae residential servicing assets with an effective transfer date of July 1, 2013 for $68,420, which amount will be adjusted for changes in the underlying loan population between signing and transfer. The acquired servicing rights will be included in the residential class of MSR. At February 28, 2013, there were 93,155 loans with a weighted average interest rate of 5.2% with an original average term of 30.2 years and a remaining average term of 23.9 years. The Company will earn a weighted average servicing fee of 27 basis points on the acquired UPB allowing the Company to generate additional servicing income by utilizing its already existing servicing capabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the condensed consolidated financial condition and results of operations of the Company during the three month period ended March 31, 2013 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on March 15, 2013.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in this Quarterly Report and in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on March 15, 2013. These factors include without limitation:

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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	concentration of our commercial real estate loan portfolio;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	compliance with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•
impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and the capital requirements promulgated by the Basel Committee on Banking Supervision ("Basel III");

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reclassifications
Certain prior period information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has been reclassified to conform to current period classifications.
Introduction and Overview
We are a thrift holding company which operates primarily through our direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium-sized business clients. We market and distribute our products and services primarily through our integrated on-line financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other financial intermediaries. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.
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
2012 Acquisitions
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
Acquisition of Warehouse Finance Business
In April 2012, we acquired MetLife Bank’s warehouse finance business, including approximately $351.6 million in assets for a price of approximately $351.1 million. In connection with the acquisition, we hired 16 sales and operational staff from MetLife who were a part of the existing warehouse business. The warehouse business will continue to be operated out of locations in Boston, Massachusetts and Jacksonville, Florida. This line of business will provide residential loan financing to mid-sized, high-quality mortgage banking companies across the country.
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Board of Governors of the Federal Reserve Board (FRB) began decreasing short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. To stimulate economic activity and stabilize the financial markets, the FRB maintained historically low market interest rates from 2009 to 2013. While market conditions and home prices improved during this period, continued economic uncertainty resulted in high unemployment and low consumer confidence. As part of a sustained effort to spur economic growth, the FRB has indicated that low market interest rates will likely continue into 2014.
Net interest income is our largest source of income and is driven primarily as a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as the local economy, competition for loans and deposits, the monetary policy of the FRB and market interest rates. The cost of our deposits is largely based on short-term interest rates which are driven primarily by the FRB’s actions. However, the yields generated by our loans and securities are typically driven by longer-term interest rates which are set by the market, or, at times by the FRB’s actions. Our net interest income is therefore influenced by movements in interest rates and the pace at which these movements occur. Currently, short-term and long-term interest rates are at near historic lows, with overall market and industry margins tightening.
Regulatory Changes
Our financial condition and the results of our operations are dependent upon the composition of our balance sheet and the assets which we originate, sell, and/or retain for investment. Proposed changes to the regulatory capital treatment of certain securities and asset classes have caused our management to reevaluate components of our capital structure as well as our exposure to certain assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Basel III capital proposal requires, among other things, the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of depository institution holding companies would be subject to phase out over a 10-year period.
In addition, Basel III would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate loans.
Management believes, at March 31, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.
Performance Highlights

•
GAAP diluted earnings per share was $0.30, a 36% increase from $0.22 in the fourth quarter 2012 and a 275% increase from $0.08 in the first quarter 2012. Adjusted diluted earnings per share was $0.33 in the first quarter 2013, a 3% decrease from $0.34 in the fourth quarter 2012 and an 18% increase from $0.28 in the first quarter 2012.

•	Adjusted return on equity ("ROE") was 12.4% for the first quarter, an increase of 137 basis points year over year.

•	GAAP net income of $39 million, an increase of 36% compared to the prior quarter and 230% compared to the first quarter of 2012.

•	Adjusted net income of $44 million, an increase of 1% compared to the prior quarter and 60% compared to the first quarter of 2012.

•	Revenue of $277 million, an increase of 2% compared to the prior quarter and 47% compared to the first quarter of 2012.

•
Residential origination volume of $2.9 billion, an increase of 52% compared to the first quarter 2012. Gain on sale margin was 3.03% for the quarter, up 8 basis points compared to the fourth quarter of 2012.

•	Total loans and leases were $14.6 billion, up 1% for the quarter and up 49% compared to the first quarter of 2012.

•	Deposits were $13.7 billion, up 4% for the quarter and up 30% compared to the first quarter of 2012.

•
Asset quality improved as adjusted non-performing assets were 0.99% of total assets at March 31, 2013. Annualized net charge-offs to average loans and leases held for investment were 0.23% for the quarter.

•	Tangible common equity per common share was $10.65 at March 31, 2013, and was $11.31 excluding accumulated other comprehensive loss.

•	Closed $307 million private securitization of residential mortgage pass-through certificates issued by EverBank Mortgage Loan Trust 2013-1 on a servicing-retained basis.

•	Subsequent to the quarter end, agreed to purchase $13.0 billion of unpaid principal balance ("UPB") Fannie Mae residential servicing rights for $68 million.

 1 Reconciliations of Non-GAAP financial measures can be found in Table 1, Table 1A, Table 1B, and Table 18

Balance Sheet
Diversified Asset Growth
Total assets increased by $64 million quarter over quarter to $18.3 billion at March 31, 2013. Year over year, this represents a $4.5 billion, or 33%, increase from $13.8 billion at March 31, 2012. Interest-earning assets for the first quarter 2013 were largely comprised of:

•
Residential loans held for sale ("HFS") of $2.4 billion, a 16% increase from the prior quarter due to our increased focus on originating preferred jumbo loans eligible for sale into the capital markets;

•	Residential loans held for investment ("HFI") of $6.3 billion, a 6% decline from the prior quarter as we originated more loans for sale and further diversified into commercial loans and leases;

•	Commercial and commercial real estate loans of $4.9 billion, a 2% increase from the prior quarter;

•	Commercial leases of $911 million, a 9% increase from the prior quarter; and

•	Investment securities of $1.8 billion, an 8% decline from the prior quarter.
Loan Origination Activities
Residential loan originations were $2.9 billion for the first quarter, flat from the fourth quarter 2012 and an increase of 52% from the first quarter 2012, reflecting continued market share gains during the seasonally slow quarter. Loan production volume from our retail channel was $833 million in the first quarter, flat from the fourth quarter 2012 and a nearly ten fold increase year over year. Our gain on sale margins increased 8 basis points during the quarter to 3.03%, driven by the impact of our jumbo securitization activity and origination channel mix.
Organic asset generation totaled $3.3 billion and retained organic production totaled $0.5 billion for the first quarter of 2013. We originated record preferred jumbo loan volume of $768 million during the first quarter, an increase of 36% over the prior quarter. All of the first quarter 2013 jumbo volume was classified as HFS, resulting in $939 million of preferred jumbo loans HFS at quarter end, which we intend to sell or securitize. Total commercial loans and leases originated during the quarter were $414 million.
Continued Strong Deposit Generation
Total deposits grew by $532 million, or 4%, quarter over quarter to $13.7 billion at March 31, 2013. Year over year, this represents an increase of $3.1 billion, or 30%, from $10.6 billion at March 31, 2012. At March 31, 2013, our deposits were comprised of the following:

•	Non-interest bearing accounts were $1.3 billion, or 9% of total deposits;

•	Interest-bearing checking accounts were $2.9 billion, or 21% of total deposits;

•	Savings and money market accounts were $4.9 billion, or 36% of total deposits;

•	Global markets money market and time accounts were $1.1 billion, or 8% of total deposits; and

•	Time deposit accounts, excluding global markets, were $3.4 billion, or 25% of total deposits.
Other Funding Sources
Total other borrowings were $2.7 billion at March 31, 2013, a decrease of $466 million, or 15%, compared to $3.2 billion at December 31, 2012. The reduction in wholesale borrowings in the quarter was driven by the repayment of repurchase agreements executed to close the BPL acquisition in October 2012. We expect to continue to replace a portion of our wholesale borrowings with core deposits over time.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2013	2012
For the Period:
Operating Results:
Total revenue	$277,125	$188,816
Net interest income	143,816	115,623
Provision for loan and lease losses	1,919	11,355
Noninterest income	133,309	73,193
Noninterest expense	211,816	158,821
Net income	39,146	11,846
Net earnings per common share, basic	0.30	0.08
Net earnings per common share, diluted	0.30	0.08
Performance Metrics:
Adjusted net income(1)	$43,737	$27,254
Adjusted net earnings per common share, basic(2)	0.34	0.29
Adjusted net earnings per common share, diluted(2)	0.33	0.28
Yield on interest-earning assets	4.47%	4.96%
Cost of interest-bearing liabilities	1.23%	1.16%
Net interest spread	3.24%	3.80%
Net interest margin	3.42%	3.97%
Return on average assets	0.85%	0.36%
Return on average equity(3)	11.04%	4.81%
Adjusted return on average assets(4)	0.95%	0.83%
Adjusted return on average equity(5)	12.42%	11.05%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.23%	0.65%
Banking and Wealth Management Metrics:
Efficiency ratio(6)	52.3%	45.2%
Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,898.4	$1,906.3

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	March 31, 2013	December 31, 2012
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$593,396	$443,914
Investment securities	1,765,590	1,921,284
Loans held for sale	2,416,599	2,088,046
Loans and leases held for investment, net	12,178,227	12,422,987
Total assets	18,306,488	18,242,878
Deposits	13,674,366	13,142,388
Total liabilities	16,802,046	16,791,702
Total shareholders’ equity	1,504,442	1,451,176
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 18)	0.99%	1.08%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 19)	0.63%	0.66%
Capital Ratios:
Tier 1 leverage ratio (bank level) (see Table 31)	8.2%	8.0%
Tier 1 risk-based capital ratio (see Table 31)	13.0%	12.8%
Total risk-based capital ratio (bank level) (see Table 31)	13.7%	13.5%
Tangible equity to tangible assets (see Table 1B)	7.9%	7.7%
Deposit Metrics:
Deposit growth (trailing 12 months)	29.6%	28.0%
Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$50,809.8	$51,198.7
Tangible Common Equity Per Common Share:
Excluding accumulated other comprehensive loss(7)	$11.31	$11.02
Including accumulated other comprehensive loss(8)	10.65	10.30

(1)
Adjusted net income includes adjustments to our net income for certain material items that we believe are not reflective of our ongoing business or operating performance. For a reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, see Table 1A.

(2)
Both basic and diluted adjusted net earnings per common share are calculated using a numerator based on adjusted net income. Adjusted net earnings per common share, basic is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, basic. Adjusted net earnings per common share, diluted is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, diluted. For 2012, both basic and diluted adjusted net earnings per common share have been adjusted to exclude the impact of the $4.5 million special cash dividend paid in March 2012 to holders of the Series A 6% Cumulative Convertible Preferred Stock and the $1.1 million special cash dividend paid in June 2012 to holders of the Series B 4% Cumulative Convertible Preferred Stock. The special cash dividends were paid in connection with the conversion of all shares of both the Series A 6% Cumulative Convertible Preferred Stock and the Series B 4% Cumulative Convertible Preferred Stock into common stock.

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

(4)
Adjusted return on average assets equals adjusted net income divided by average total assets. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Table 1A.

(5)
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

(6)
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

(7)
Calculated as adjusted tangible common shareholders' equity divided by shares of common stock. Adjusted tangible common shareholders' equity equals shareholders' equity less goodwill, other intangible assets, perpetual preferred stock and accumulated other comprehensive loss (see Table 1B). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for periods prior to the fourth quarter of 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share excluding accumulated other comprehensive loss is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

(8)
Calculated as tangible common shareholders' equity divided by shares of common stock. Tangible common shareholders' equity equals shareholders' equity less goodwill, other intangible assets and perpetual preferred stock (see Table 1B). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for periods prior to the fourth quarter of 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share including accumulated other comprehensive loss is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income	Table 1A
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2013	2012
Net income	$39,146	$11,846
Transaction expense, net of tax	—	821
Non-recurring regulatory related expense, net of tax	11,425	3,063
Increase in Bank of Florida non-accretable discount, net of tax	950	2,135
MSR impairment (recovery), net of tax	(7,784)	9,389
Adjusted net income	$43,737	$27,254
Adjusted net income allocated to preferred stock	2,531	5,172
Adjusted net income allocated to common shareholders	$41,206	$22,082
Adjusted net earnings per common share, basic	$0.34	$0.29
Adjusted net earnings per common share, diluted	$0.33	$0.28
Weighted average common shares outstanding:
(units in thousands)
Basic	121,583	76,129
Diluted	123,439	78,324

A reconciliation of both tangible equity and adjusted tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Adjusted Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	March 31, 2013	December 31, 2012
Shareholders’ equity	$1,504,442	$1,451,176
Less:
Goodwill	46,859	46,859
Intangible assets	7,394	7,921
Tangible equity	1,450,189	1,396,396
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	1,300,189	1,246,396
Less:
Accumulated other comprehensive loss	(80,324)	(86,784)
Adjusted tangible common equity	$1,380,513	$1,333,180
Total assets	$18,306,488	$18,242,878
Less:
Goodwill	46,859	46,859
Intangible assets	7,394	7,921
Tangible assets	$18,252,235	$18,188,098

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

Average Balance Sheet, Interest and Yield/Rate Analysis						Table 2
	Three Months Ended
	March 31, 2013			March 31, 2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$550,683	$298	0.22%	$165,116	$104	0.25%
Investment securities	1,712,705	15,489	3.62%	2,083,922	20,271	3.89%
Other investments	138,617	761	2.23%	98,531	278	1.13%
Loans held for sale	2,428,324	20,309	3.35%	2,706,953	33,949	5.02%
Loans and leases held for investment:
Residential mortgages	6,547,768	70,579	4.31%	4,683,368	48,088	4.11%
Commercial and commercial real estate	4,627,274	61,264	5.30%	1,179,988	16,446	5.51%
Lease financing receivables	860,986	19,413	9.02%	583,479	23,866	16.36%
Home equity lines	176,682	2,152	4.94%	197,819	2,370	4.82%
Consumer and credit card	7,204	69	3.88%	7,859	59	3.02%
Total loans and leases held for investment	12,219,914	153,477	5.02%	6,652,513	90,829	5.45%
Total interest-earning assets	17,050,243	$190,334	4.47%	11,707,035	$145,431	4.96%
Noninterest-earning assets	1,341,095			1,352,553
Total assets	$18,391,338			$13,059,588
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,809,317	$5,458	0.79%	$2,107,758	$3,740	0.71%
Market-based money market accounts	431,542	838	0.79%	450,688	852	0.76%
Savings and money market accounts, excluding market-based	4,684,683	9,034	0.78%	3,772,238	7,048	0.75%
Market-based time	725,629	1,571	0.88%	901,188	2,364	1.06%
Time, excluding market-based	3,795,298	9,922	1.06%	1,906,910	6,970	1.47%
Total deposits	12,446,469	26,823	0.87%	9,138,782	20,974	0.92%
Borrowings:
Trust preferred securities	103,750	1,642	6.42%	103,750	1,418	5.50%
Federal Home Loan Bank (FHLB) advances	2,594,940	17,831	2.75%	1,062,178	7,329	2.78%
Repurchase agreements	56,605	222	1.59%	22,295	87	1.57%
Other	—	—	0.00%	36	—	0.00%
Total interest-bearing liabilities	15,201,764	$46,518	1.23%	10,327,041	$29,808	1.16%
Noninterest-bearing demand deposits	1,377,102			1,304,715
Other noninterest-bearing liabilities	335,459			441,703
Total liabilities	16,914,325			12,073,459
Total shareholders’ equity	1,477,013			986,129
Total liabilities and shareholders’ equity	$18,391,338			$13,059,588
Net interest income/spread		$143,816	3.24%		$115,623	3.80%
Net interest margin			3.42%			3.97%

Memo: Total deposits including non-interest bearing	$13,823,571	$26,823	0.79%	$10,443,497	$20,974	0.81%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

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
	Three Months Ended
	March 31, 2013 Compared
	to March 31, 2012
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$238	$(44)	$194
Investment securities	(3,561)	(1,221)	(4,782)
Other investments	112	371	483
Loans held for sale	(3,449)	(10,191)	(13,640)
Loans and leases held for investment:
Residential mortgages	18,894	3,597	22,491
Commercial and commercial real estate	46,836	(2,018)	44,818
Lease financing receivables	11,195	(15,648)	(4,453)
Home equity lines	(251)	33	(218)
Consumer and credit card	(5)	15	10
Total loans and leases held for investment	76,669	(14,021)	62,648
Total change in interest income	70,009	(25,106)	44,903
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,228	$490	$1,718
Market-based money market accounts	(36)	22	(14)
Savings and money market accounts, excluding market-based	1,687	299	1,986
Market-based time	(459)	(334)	(793)
Time, excluding market-based	6,845	(3,893)	2,952
Total deposits	9,265	(3,416)	5,849
Borrowings:
Trust preferred securities	—	224	224
FHLB advances	10,507	(5)	10,502
Repurchase agreements	133	2	135
Other	—	—	—
Total change in interest expense	19,905	(3,195)	16,710
Total change in net interest income	$50,104	$(21,911)	$28,193

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
Net interest income increased by $28.2 million, or 24%, in the first quarter of 2013 compared to the same period in 2012 due to an increase in interest income of $44.9 million, or 31%, partially offset by an increase in interest expense of $16.7 million, or 56%.
Our net interest margin decreased by 55 basis points in the first quarter of 2013 compared to the same period in 2012, which was led by a decrease in yields in our interest-earning assets.
Yields on our interest-earning assets decreased by 49 basis points in the first quarter of 2013 compared to the same period in 2012 due primarily to a decrease in yields on our loans and leases held for investment. Our lease financing receivables portfolio led the decrease in loan and lease yields as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized $6.4 million, a decrease of $6.8 million, in excess accretion in the first quarter of 2013 compared to the same period in 2012. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. Additional decreases in yields in our loan and lease portfolios are due to the continued low interest rate environment coupled with strong organic production at prevailing market interest rates. Another significant contributor to the decrease in asset yield was the average balance in our loans held for sale portfolio related to our mortgage warehouse. In the third quarter of 2012, we transferred $1.9 billion of mortgage pool buyouts from LHFS to LHFI which had attractive yields.
Average balances of our interest-earning assets increased by $5.3 billion, or 46%, in the first quarter of 2013 compared to the same period in 2012 primarily due to a $5.6 billion increase in loans and leases held for investment.
The increase in the average balance of loans held for investment for the first quarter of 2013 compared to the same period in 2012 was due primarily to our commercial and commercial real estate and residential mortgage portfolios. Our fourth quarter 2012 acquisition of BPL contributed to the growth in our commercial and commercial real estate portfolio with a $2.2 billion increase in our average balance in the first quarter of 2013. Our warehouse finance acquisition, which closed in the second quarter of 2012, contributed $859.0 million to the increase in our average balance in the first quarter of 2013.
The increase in the average balance of our residential mortgage portfolio increased primarily due to the transfer of mortgage pool buyouts during the third quarter of 2012. As noted above, during the third quarter of 2012, we transferred $1.9 billion in residential mortgage and commercial loans from loans held for sale to loans held for investment at the lower of cost or fair value. A majority of these transferred loans were mortgage pool buyouts. In addition to our transfer, we continue to acquire government insured loans which we consider to be attractive investments. In addition, the preferred adjustable rate mortgage (ARM) loans originated for our portfolio remained strong as the credit profile and duration of these loans make them attractive to our portfolio.
Average balances in our interest-bearing liabilities increased by $4.9 billion, or 47%, in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $3.3 billion, or 36%, in the first quarter of 2013 compared to the same period in 2012 primarily due to growth in time deposits (excluding market-based), savings and money market accounts (excluding market-based), and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products during 2012. We continued to focus on marketing and promoting products in the first quarter of 2013 and expect to replace a portion of our wholesale borrowings with core deposits over time. Average balances in our FHLB advances increased by $1.5 billion in the first quarter of 2013 compared to the same periods in 2012 to fund strategic acquisitions and other asset growth in 2012 and to take advantage of historically low interest rates.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our acquired credit impaired (ACI) loans. We recorded a provision for loan and lease losses of $1.9 million in the first quarter of 2013, which is a decrease of 83% from $11.4 million in the same period in 2012. Provision for loan and lease losses decreased for both our residential and commercial portfolios. The residential provision decreased primarily due to sustained performance in preferred product originations and continued loan performance from the portfolio acquisition in the first quarter of 2012.  In addition, our provision related to residential TDRs decreased due to improved expected performance of these loans and lower charge-off amounts.

The commercial and commercial real estate loan provision decreased due to new originations in the commercial real estate lending (CREL) business with increased credit quality. The net commercial provision also decreased due to favorable property sales, lower charge off amounts and an increase in performing TDR's that resulted in a change in our default assumption. Commercial impairment decreased due to increases in residual values of collateral as well as the expected cash flows.
Noninterest Income
Noninterest income increased by $60.1 million, or 82%, in the first quarter of 2013 compared to the same period in 2012. The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income		Table 4
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Loan servicing fee income	$42,163	$45,556
Amortization of MSR	(35,078)	(29,339)
Recovery (impairment) of MSR	12,555	(15,144)
Net loan servicing income	19,640	1,073
Gain on sale of loans	82,311	48,177
Loan production revenue	9,489	7,437
Deposit fee income	5,925	6,239
Other lease income	6,411	8,663
Other	9,533	1,604
Total Noninterest Income	$133,309	$73,193
The increase in noninterest income was driven primarily by gain on sale of loans, net loan servicing income, and other noninterest income. Gain on sale of loans increased by $34.1 million, or 71%, in the first quarter of 2013 compared to the same period in 2012 primarily driven by increased lending volume, strong gain on sale margins and favorable changes in the fair value of our hedging positions related to our Mortgage Banking segment. Gain on sale of loans generated through our production channels increased by $29.9 million in the first quarter of 2013 compared to the same period in 2012. Gain on sale spreads increased in the first quarter of 2013 compared to the same period in 2012 due to pricing power on refinancing demand. Refinancing demand was most notably due to the Home Affordable Refinance Program (HARP) 2.0 and the low mortgage interest rate environment. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products. Mortgage lending volume increased by $992.1 million, or 52%, to $2.9 billion in the first quarter of 2013 compared to the same period in 2012.

Realized gains from third party loan sales and changes in fair value of loans held for sale, rate lock commitments, and related hedging positions were up $6.4 million in the first quarter of 2013 compared to the same period in 2012. The increase resulted from hedge settlements offset by negative changes in the fair value of our interest rate lock commitments.
Additionally, net loan servicing income increased by $18.6 million in the first quarter of 2013 compared to the same period in 2012. The increase was primarily due to recoveries recognized on MSR valuation allowance in the first quarter of 2013 compared to MSR impairment recognized in the first quarter of 2012. MSR recovery is due primarily to an increase in mortgage interest rates and lower prepayment speeds than projected. This increase in net loan servicing income was offset by increased amortization of $5.7 million in the first quarter of 2013 compared to the same period in 2012 due to elevated prepayment levels driven by refinancing demand and government sponsored refinancing programs, such as HARP. In addition, servicing fees declined by $3.4 million in the first quarter of 2013 as the UPB of our servicing portfolio decreased by $2.8 billion to $50.8 billion as of March 31, 2013 compared to the same period in 2012.
Loan production revenue increased by $2.1 million, or 28%, in the first quarter of 2013 compared to the same period in 2012 due to increased origination volume and increased margins.
Other lease income decreased by $2.3 million, or 26%, in the first quarter of 2013 compared to the same period in 2012. Lease income decreased as a result of lower income related to late fees and greater lease termination losses on operating leases.
Other noninterest income increased by $7.9 million in the first quarter of 2013 compared to the same period in 2012 due primarily to prepayment penalty income related to serviced loans in the business lending trusts (BLTs), acquired with the BPL acquisition as well as income related to the recovery of losses experienced on loans and servicing rights previously acquired.
Noninterest Expense
Noninterest expense increased by $53.0 million, or 33%, in the first quarter of 2013 compared to the same period in 2012. The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Salaries, commissions and other employee benefits expense	$110,479	$66,590
Equipment expense	19,852	15,948
Occupancy expense	7,384	5,349
General and administrative expense:
Professional fees	23,048	15,610
Foreclosure and other real estate owned (OREO) expense	7,027	10,959
Other credit-related expenses	2,328	11,810
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	13,702	9,261
Advertising and marketing expense	10,381	5,907
Other	17,615	17,387
Total general and administrative expense	74,101	70,934
Total Noninterest Expense	$211,816	$158,821
The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expense. Salaries, commissions and employee benefits increased by $43.9 million, or 66%, in the first quarter of 2013 compared to the same period in 2012 due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $27.0 million in the first quarter of 2013 which included an increase in variable commissions of $10.2 million. Salary and headcount increases were driven by increased mortgage lending and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the recent acquisitions of warehouse finance and BPL, legal and regulatory compliance, as well as general operations growth. Headcount growth was 64%, 24%, and 27% in our Mortgage Banking, Banking and Wealth Management and Corporate Services reporting segments, respectively, as of March 31, 2013 compared to the same period in 2012.
Occupancy and equipment expense increased by $5.9 million, or 28%, in the first quarter of 2013 compared to the same period in 2012. The increase was primarily due to increased costs associated with the expansion of our retail lending channels. Additionally, increased expenses are due to our warehouse finance and BPL acquisitions and overall expansion and growth of the business.
General and administrative expense increased by $3.2 million, or 4%, in the first quarter of 2013 compared to the same period in 2012. Growth in general and administrative expenses was due primarily to increases in professional fees, advertising and marketing expense, and FDIC premium assessment and other agency fees. Increases are offset by decreases in other credit-related expenses, and foreclosure and OREO expenses.
Professional fees increased by $7.4 million, or 48%, in the first quarter of 2013 compared to the same period in 2012. The increase was primarily associated with the increase in consultant costs associated with regulatory compliance.
Advertising and marketing expense increased by $4.5 million, or 76%, in the first quarter of 2013 compared to the same period in 2012 due primarily to our deposit gathering initiatives and our sponsorship of the Professional Golfers' Association (PGA) Golf Tournament.
FDIC insurance assessment and other agency fees increased by $4.4 million, or 48%, in the first quarter of 2013 compared to the same period in 2012 due to a new fee assessment which was assessed on a retrospective basis.
Foreclosure and OREO expense decreased by $3.9 million, or 36%, in the first quarter of 2013 compared to the same period in 2012 due primarily to a decrease in foreclosure-related expenses. OREO expense decreased $2.1 million due to stabilizing property values and declining losses incurred on OREO properties as a result. Foreclosure expenses decreased by $1.8 million in the first quarter of 2013 compared to the same periods in 2012 due to improved credit quality and the decrease in government insured pool buyout activity over the past year.
Other credit-related expenses decreased by $9.5 million, or 80%, in the first quarter of 2013 compared to the same period in 2012 primarily due to a decrease in our repurchase reserve expenses related to our originated and serviced loans. We describe our reserves for loans subject to representations and warranties in Note 13 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates		Table 6
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Provision for income taxes	$24,244	$6,794
Effective tax rates	38.2%	36.4%
For the three months ended March 31, 2013 and 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
Segment Results
We evaluate our overall financial performance through three financial reporting segments: Banking and Wealth Management, Mortgage Banking and Corporate Services. To generate financial information by operating segment, we use an internal profitability reporting system which is based on a series of management estimates and allocations. We continually review and refine many of these estimates and allocations, many of which are subjective in nature. Any changes we make to estimates and allocations that may affect the reported results of any business segment do not affect our consolidated financial position or consolidated results of operations. Beginning in 2013, we updated our intersegment allocation of expenses for legal, human resources, and marketing expenses from the corporate services segment to the Banking and Wealth Management and Mortgage Banking segments, as applicable.
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
The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended March 31, 2013
Net interest income	$132,373	$13,014	$(1,571)	$—	$143,816
Provision for loan and lease losses	(79)	1,998	—	—	1,919
Net interest income after provision for loan and lease losses	132,452	11,016	(1,571)	—	141,897
Noninterest income	27,781	105,369	159	—	133,309
Noninterest expense:
Foreclosure and OREO expense	5,285	1,742	—	—	7,027
Other credit-related expenses	670	1,658	—	—	2,328
All other noninterest expense	77,848	99,538	25,075	—	202,461
Income (loss) before income tax	76,430	13,447	(26,487)	—	63,390
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	1,532	—	—	—	1,532
MSR impairment (recovery)	—	(12,555)	—	—	(12,555)
Transaction and non-recurring regulatory related expense	5,252	11,531	1,646	—	18,429
Adjusted income (loss) before income tax	$83,214	$12,423	$(24,841)	$—	$70,796
Total assets as of March 31, 2013	$15,251,578	$3,152,487	$158,767	$(256,344)	$18,306,488

Business Segments Selected Financial Information					Table 7B
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended March 31, 2012
Net interest income	$106,545	$10,496	$(1,418)	$—	$115,623
Provision for loan and lease losses	10,315	1,040	—	—	11,355
Net interest income after provision for loan and lease losses	96,230	9,456	(1,418)	—	104,268
Noninterest income	25,228	47,873	92	—	73,193
Noninterest expense:
Foreclosure and OREO expense	7,962	2,997	—	—	10,959
Other credit-related expenses	(183)	11,990	3	—	11,810
All other noninterest expense	51,846	56,864	27,342	—	136,052
Income (loss) before income tax	61,833	(14,522)	(28,671)	—	18,640
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	3,444	—	—	—	3,444
MSR impairment	—	15,144	—	—	15,144
Transaction and non-recurring regulatory related expense	—	4,722	1,542	—	6,264
Adjusted income (loss) before income tax	$65,277	$5,344	$(27,129)	$—	$43,492
Total assets as of March 31, 2012	$12,494,752	$1,438,744	$92,381	$(251,056)	$13,774,821

Banking and Wealth Management

Banking and Wealth Management	Table 8
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Interest income
Interest and fees on loans and leases	$157,612	$116,901
Interest and dividends on investment securities	16,250	20,549
Other interest income (1)	10,661	7,201
Total interest income	184,523	144,651
Interest expense
Deposits	26,818	20,969
Other borrowings	18,053	7,417
Other interest expense (2)	7,279	9,720
Total interest expense	52,150	38,106
Net interest income	132,373	106,545
Provision for loan and lease losses	(79)	10,315
Net interest income after provision for loan and lease losses	132,452	96,230
Noninterest income
Gain on sale of loans	8,329	10,552
Other	19,452	14,676
Total noninterest income	27,781	25,228
Noninterest expense
Salaries, commissions and employee benefits	30,803	20,664
Equipment and occupancy	13,554	11,348
Foreclosure and OREO	5,285	7,962
Other general and administrative	34,161	19,651
Total noninterest expense	83,803	59,625
Income before income taxes	$76,430	$61,833

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Banking and Wealth Management segment earnings increased by $14.6 million, or 24%, in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in net interest income after provision for loan and leases losses which was which was partially offset by an increase in noninterest expense.
Net interest income increased by $25.8 million, or 24%, in the first quarter of 2013 compared to the same period in 2012 due to an increase in interest income of $39.9 million, partially offset by an increase in interest expense of $14.0 million. The warehouse finance acquisition, completed in second quarter 2012, and BPL acquisition, completed in fourth quarter 2012, contributed $5.9 million and $24.2 million, respectively, to interest income during the first quarter of 2013. Interest expense increased primarily due to growth in FHLB advances and deposits throughout 2012. We increased our FHLB advances primarily to fund a portion of our asset growth and to take advantage of historically low fixed borrowing rates. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Provision for loan and lease losses decreased by $10.4 million, or 101%, in the first quarter of 2013 compared to the same period in 2012 due primarily to our residential and commercial portfolios. The residential provision decreased $4.9 million primarily due to a decrease of $3.4 million from sustained performance in preferred product originations and continued loan performance from the portfolio acquisition in the first quarter of 2012. The net TDR provision, which is a component of ALLL, decreased $1.5 million due to a change in the redefault assumption for performing TDR's as a result of improved performance and lower charge-off amounts.
The commercial provision decreased by $6.3 million, of which $2.7 million was primarily attributed to new originations in the CREL business with increased credit quality. The net commercial TDR provision decreased $1.8 million primarily due to favorable property sales. Commercial impairment decreased by $1.9 million due primarily to increases in residual values of collateral as well as the expected cash flows due to improved performance expectations.
The decreases in provision are offset by an increase in provision related to loans acquired with or originated by BPL.
Noninterest income increased by $2.6 million, or 10%, in the first quarter of 2013 compared to the same period in 2012. The warehouse finance and BPL acquisitions contributed $1.3 million and $3.2 million, respectively, to noninterest income during the first quarter of 2013. Prepayment penalty income related to servicing loans in the BLTs, drove the noninterest income contributed by the BPL acquisition. Additionally, we generated $4.0 million in the first quarter of 2013 of noninterest income related to the recovery of losses experienced on loans and servicing rights previously acquired. Increases were offset by a $2.3 million decrease in lease income and $2.2 million decrease in gains from third party loan sales. Lease income decreased as a result of lower income related to late fees and greater lease termination losses on operating leases. Lower gains from third party loan sales resulted from lower portfolio product volume in the first quarter of 2013 compared to the same period in 2012 combined with unfavorable changes in pricing.

Noninterest expense increased by $24.2 million, or 41%, in the first quarter of 2013 compared to the same period in 2012. The increase was due to an increase in our other general and administrative expenses, salaries, commissions, and employee benefits, and equipment and occupancy expenses, which was partially offset by the decrease in foreclosure and OREO expenses.
Salaries, commissions, and employee benefits increased by $10.1 million, or 49%, in the first quarter of 2013 compared to the same period in 2012 due to growth in the Banking and Wealth Management segment. The warehouse finance and BPL acquisitions drove most of the growth in this segment. Total Banking and Wealth Management headcount increased by 24% as of March 31, 2013, compared to the same period in 2012.
Equipment and occupancy expense increased by $2.2 million, or 19%, in the first quarter or 2013 compared to the same period in 2012 primarily due to growth within the business segment due to our warehouse finance and BPL acquisitions. Additional growth is due to our new WorldCurrency® system and overall expansion and growth of the segment.
Foreclosure and OREO expense decreased by $2.7 million, or 34%, in the first quarter of 2013 compared to the same period in 2012 primarily due to stabilizing property values and declining losses on OREO properties as a result. OREO related expenses and provisions decreased by $1.8 million in the first quarter of 2013 compared to the same period in 2012. Additionally, foreclosure expenses decreased by $0.9 million in the first quarter of 2013 compared to the same period in 2012 due to improved credit quality and the decrease in government insured pool buyout activity over the past year.
Other general and administrative expense increased by $14.5 million, or 74%, in the first quarter of 2013 compared to the same period in 2012. The increase in other general and administrative expense was driven primarily by an increase in corporate allocations of $7.1 million in the first quarter of 2013 compared to the same period in 2012. The increase in corporate allocation was due primarily to the allocation of additional corporate expenses to our business segments to more closely align cost with utilization by the segments, as well as an increase in marketing allocations, as we continue to focus on increasing our deposit base. Professional and legal expense increased by $1.3 million in the first quarter of 2013 due to vendor commissions associated with an increase in the EverBank Commercial Finance, Inc. (ECF) leasing portfolio. FDIC clawback expense increased by $1.0 million in the first quarter of 2013 due to changes in fair value as a result of the continuing decline in market interest rates. FDIC insurance assessment and other agency fees increased by $4.3 million in the first quarter 2013 compared to the same period in 2012. The increase was due to additional FDIC fees recorded in the first quarter of 2013 due to a fee assessment which was assessed on a retrospective basis.
Mortgage Banking

Mortgage Banking		Table 9
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net interest income	$13,014	$10,496
Provision for loan and lease losses	1,998	1,040
Net interest income after provision for loan and lease losses	11,016	9,456
Noninterest income
Gain on sale of loans	73,980	37,625
Loan servicing fee income:
Loan servicing fee income	43,090	47,690
Amortization and impairment of MSR	(20,782)	(44,483)
Net loan servicing income	22,308	3,207
Other	9,081	7,041
Total noninterest income	105,369	47,873
Noninterest expense
Salaries, commissions and employee benefits	56,468	29,437
Equipment and occupancy	7,425	4,474
Professional fees	13,482	6,150
Foreclosure and OREO	1,742	2,997
Other credit-related expenses	1,658	11,990
Other general and administrative	22,163	16,803
Total noninterest expense	102,938	71,851
Income (loss) before income taxes	$13,447	$(14,522)
Mortgage Banking segment earnings increased by $28.0 million in the first quarter of 2013 compared to the same period in 2012, primarily due to an increase in gain on sale of loans and net loan servicing income partially offset by an increase in noninterest expense.
Noninterest income increased by $57.5 million in the first quarter of 2013 compared to the same period in 2012. The increase was driven by an increase in gain on sale of loans in our mortgage lending business of $36.4 million in the first quarter of 2013 compared to the same period in 2012. An increase in mortgage lending volume contributed to the increase in gain on sale of loans. Lending volume increased by $992.1 million, or 52%, to $2.9 billion in the first quarter of 2013 compared to the same period in 2012. Lending volume benefited substantially from growth in our retail channel, which generated 75% of the increase in lending volume. Refinancing demand and government sponsored programs, such as HARP, continued to contribute to lending growth in the first quarter of 2013, as well as, increased lending of certain preferred mortgage products. In addition to an increase in lending volume, we continued to benefit from pricing power on refinancing demand. Lending gain on sale margins increased 83 basis points in the first quarter of 2013 compared to the same period in 2012. Pricing power continues to be most notable in HARP products; however, other mortgage products continue to generate margin growth due to the low interest rate environment. Additionally, $6.4 million, or 18%, of the increase in gain on sale of loans was generated through favorable changes in fair value of loans held for sale, rate lock commitments and related hedging instruments.
In addition, we experienced an increase in net loan servicing income of $19.1 million in the first quarter of 2013 compared to the same period in 2012, due to a decrease in amortization and impairment of MSR offset by a decrease in loan servicing fees. Amortization and impairment of MSR decreased by $23.7 million, or 53%, in the first quarter of 2013 due primarily to a $15.1 million MSR impairment charge recorded during the first quarter of 2012. Additionally, we recognized recoveries of $12.6 million of the related valuation allowance in the first quarter of 2013. Impairment during 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds than expected along with the impact from HARP 2.0 which also contributed to accelerated prepayment speeds. In the first quarter of 2013, actual prepayment speeds decreased from expectations largely due to an increase in interest rates during the quarter, which resulted in a recovery of our valuation allowance.
Additionally, loan servicing fees declined by $4.6 million, or 10%, in the first quarter of 2013 compared to the same period in 2012. These declines in net loan servicing income are due to increased run-off as a result of refinancing activity and a decline in servicing fees due to a decline in the UPB of the servicing portfolio.
Noninterest expense increased by $31.1 million, or 43%, in the first quarter of 2013 compared to the same period in 2012 primarily due to increases in salaries, commissions, and employee benefits, professional fees, and other general and administrative costs. These increases were partially offset by decreases in other credit-related expenses due to a decrease in our repurchase reserve expenses.
Mortgage Banking segment growth drove the increase in salaries, commissions, and employee benefits with headcount increasing by 64% as of March 31, 2013, compared to the same period in 2012 due to the expansion of our retail and consumer direct production channels and our servicing default services.
Professional fees increased by $7.3 million in the first quarter of 2013 compared to the same period in 2012 primarily related to consultant costs associated with regulatory compliance.
Other general and administrative expenses increased by $5.4 million, or 32%, in the first quarter of 2013 compared to the same period in 2012 primarily due primarily to an increase in corporate allocations of $7.5 million. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments. Additional increases are due to operating cost growth associated with growth within our segment. This increase was offset by a $3.7 million decrease in Federal National Mortgage Association (FNMA) compensatory fees which is attributed to the reduction in accruals for fees that are in negotiations with FNMA.
Other credit-related expenses decreased by $10.3 million, or 86%, in the first quarter of 2013 compared to the same period in 2012. This decrease was due to the decrease in repurchase reserve expenses related to our originated and serviced loans. We describe our reserves related to loans subject to representations and warranties in Note 13 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
Corporate Services

Corporate Services		Table 10
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Net interest income	$(1,571)	$(1,418)
Noninterest income	159	92
Noninterest expense
Salaries, commissions and employee benefits	23,208	16,489
Equipment and occupancy	6,257	5,476
Other general and administrative	16,891	11,513
Intersegment allocations	(21,281)	(6,133)
Total noninterest expense	25,075	27,345
Loss before income taxes	$(26,487)	$(28,671)
Corporate Services segment earnings increased by $2.2 million, or 8%, in the first quarter of 2013 compared to the same period in 2012. Noninterest expense decreased by $2.3 million, or 8%, in the first quarter of 2013 compared to the same period in 2012, due to decreases in general operating costs partially offset by increases in salaries, commissions, and employee benefits and occupancy and equipment. Headcount increased by 27% as of the three months ended March 31, 2013 compared to the same period in 2012. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements. Other general and administrative costs increased by $5.4 million in the first quarter of 2013 compared to the same period in 2012 partially due to increased operating expenses as a result of the settlement of the amounts in escrow related to certain representations made in a previous divestiture as well as overall company growth. Professional fees decreased by $1.2 million, or 23%, in the first quarter of 2013 compared to the same period in 2012, due primarily to decreases in costs associated with strategic business acquisitions as well as costs associated with our initial public offering (IPO). The decreases are offset by increases in our risk management functions which have increased to fulfill compliance requirements associated with becoming a public company. Corporate allocations increased by $15.1 million in the first quarter of 2013 compared to the same period in 2012. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments.

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
The following tables show the amortized cost and fair value of investment securities as of March 31, 2013 and December 31, 2012:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2013
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - agency	$60	$5	$—	$65	$65
Residential CMO securities - nonagency	1,455,529	37,992	3,844	1,489,677	1,489,677
Residential mortgage-backed securities (MBS) - agency	211	15	—	226	226
Asset-backed securities (ABS)	7,901	—	896	7,005	7,005
Equity securities	77	228	—	305	305
Total available for sale securities	1,463,778	38,240	4,740	1,497,278	1,497,278
Held to maturity:
Residential CMO securities - agency	80,203	2,297	—	82,500	80,203
Residential MBS - agency	39,052	1,814	10	40,856	39,052
Corporate securities	4,987	—	2,035	2,952	4,987
Total held to maturity securities	124,242	4,111	2,045	126,308	124,242
Total investment securities	$1,588,020	$42,351	$6,785	$1,623,586	$1,621,520

December 31, 2012
Available for sale:
Residential CMO securities - agency	$63	$6	$—	$69	$69
Residential CMO securities - nonagency	1,577,270	39,860	5,355	1,611,775	1,611,775
Residential MBS agency	226	15	—	241	241
Asset-backed securities	9,461	—	1,935	7,526	7,526
Equity securities	77	190	—	267	267
Total available for sale securities	1,587,097	40,071	7,290	1,619,878	1,619,878
Held to maturity:
Residential CMO securities - agency	106,346	3,497	—	109,843	106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	143,234	5,483	2,008	146,709	143,234
Total investment securities	$1,730,331	$45,554	$9,298	$1,766,587	$1,763,112
Residential — Agency
At March 31, 2013, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $80.3 million, or 5%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $39.3 million, or 2%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $26.1 million, or 25%, to $80.3 million at March 31, 2013 from $106.4 million at December 31, 2012 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $7.1 million, or 22%, to $39.3 million at March 31, 2013, from $32.1 million at December 31, 2012 primarily due to purchases of additional securities.

Residential — Nonagency
At March 31, 2013, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.5 billion, or 92% of our investment securities portfolio. Our residential nonagency CMO securities decreased by $122.1 million, or 8%, to $1.5 billion, at March 31, 2013, from $1.6 billion at December 31, 2012 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $1.0 billion, or 67%, of our residential nonagency CMO investment securities at March 31, 2013.
We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At March 31, 2013, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 730, an amortized loan-to-value ratio, or LTV, of 65%, and were seasoned 93 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the first three months of 2013, there were no sales of residential agency and nonagency CMO securities.
Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at March 31, 2013 and December 31, 2012:

Loans Held for Sale		Table 12A
(dollars in thousands)	March 31, 2013	December 31, 2012
Mortgage warehouse (carried at fair value)	$1,350,289	$1,452,236
Government insured pool buyouts	91,691	96,635
Other	974,619	539,175
	$2,416,599	$2,088,046
At March 31, 2013, our government insured pool buyout loans totaled $91.7 million, or 4%, of our total loans held for sale portfolio. During the three months ended March 31, 2013, we transferred $109.4 million of conforming mortgages to the GNMA in exchange for mortgage-backed securities. At March 31, 2013, we securitized and retained $92.9 million of these GNMA securities that were transferred and are included in the loans held for sale balance above as we retained effective control of these assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
At March 31, 2013, our fair value mortgage warehouse loans accounted for at fair value totaled $1.4 billion, or 56%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans accounted for at fair value decreased by $101.9 million, or 7%, from December 31, 2012 due primarily to increased sales opportunities of our originated preferred jumbo products within the capital markets.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	March 31, 2013	December 31, 2012
30 days or less	$712,562	$898,908
31- 90 days	476,329	486,419
Greater than 90 days	161,398	66,909
	$1,350,289	$1,452,236
Subsequent to March 31, 2013, we sold $90.8 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $70.6 million of warehouse loans were made up of conforming or government product and were current at March 31, 2013.
Our other loans held for sale totaled $974.6 million, or 40%, of our total loans held for sale portfolio. Other loans increased by $435.4 million, from $539.2 million at December 31, 2012, due to a change in strategy on certain originated longer duration, preferred loans. We have a history of originating high credit quality loans that are attractive to other market participants due to current increased demand in the secondary markets for these loans. At March 31, 2013 this population of loans consists of short to intermediate term adjustable rate mortgages, along with fixed rate mortgages. During the three months ended March 31, 2013, we sold $311.0 million compared to $178.2 million during the three months ended December 31, 2012.
These loans are accounted for under the lower of cost or fair value. These preferred loans made up $939.6 million, or 96%, of our other loans held for sale loan category and are current at March 31, 2013.

Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at March 31, 2013 and at December 31, 2012:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	March 31, 2013	December 31, 2012
Residential mortgages:
Residential	3,677,241	3,949,284
Government insured pool buyouts	2,602,414	2,759,464
Commercial and commercial real estate	4,883,330	4,771,768
Lease financing receivables	911,371	836,935
Home equity lines	173,704	179,600
Consumer and credit card	7,234	8,038
Total loans and leases, net of discounts	12,255,294	12,505,089
Allowance for loan and lease losses	(77,067)	(82,102)
Total loans and leases, net	$12,178,227	$12,422,987
The balances presented above include:
Net purchase loan and lease discounts	$146,666	$164,132
Net deferred loan and lease origination costs	25,889	25,275
Residential Mortgage Loans
At March 31, 2013, our residential mortgage loans totaled $3.7 billion, or 30%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties. Additionally, we invest in government-insured GNMA pool buyouts purchased from GNMA pool securities and other loans secured by residential real estate.
Residential mortgage loans decreased by $272.0 million, or 7%, to $3.7 billion at March 31, 2013 from $3.9 billion at December 31, 2012. The decrease was due primarily to paydowns and payoffs of existing loans. The decrease was also due to increased originations of fixed-rate loans held for sale and further diversification into commercial loans and leases.
Government Insured Buyouts
At March 31, 2013, our government insured buyout loan portfolio totaled $2.6 billion, or 21%, of our total loans held for investment portfolio. Government insured pool buyouts decreased by $157.1 million, or 6%, from $2.8 billion at December 31, 2012. We continue to acquire government insured pool buyouts for our portfolio. However, the acquisitions are offset by transfers to foreclosure of delinquent loans as well as subsequent securitizations through GNMA.
We have a history of servicing Federal Housing Administration, or FHA, loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased). For banks like us, with cost effective sources of short term capital, this strategy represents a very attractive return with limited additional investment risk.
Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that no principal is at risk.
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
Loans can re-perform on their own or through loss mitigation and/or modification. Most loans are 20 to 30 year fixed rate instruments. Re-performing loans earn a higher yield as they can earn an above market note rate rather than a government guaranteed reimbursement rate. In order to mitigate the duration risk on re-performing loans, we have the ability to securitize and sell those loans into the secondary market.
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
Commercial and Commercial Real Estate Loans
At March 31, 2013, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $4.9 billion, or 40%, of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $111.6 million, or 2%, to $4.9 billion at March 31, 2013 from $4.8 billion at December 31, 2012 due to continued growth within the warehouse finance operations acquired during 2012.

Lease Financing Receivables
Lease financing receivables increased by $74.4 million, or 9%, to $911.4 million, or 7% of our total held for investment loan and lease portfolio at March 31, 2013 from $836.9 million at December 31, 2012. The increase was due to new lease originations, which were partially offset by paydowns of existing leases. Our leases generally consist of short-term and medium-term leases and loans secured by office equipment, office technology systems, healthcare and other essential-use small business equipment. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded ECF.
Home Equity Lines
At March 31, 2013, our home equity lines totaled $173.7 million, or 1%, of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $5.9 million, or 3%, to $173.7 million at March 31, 2013 from $179.6 million at December 31, 2012, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At March 31, 2013, consumer and credit card loans, in the aggregate, totaled $7.2 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our customers which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three months ended at March 31, 2013 and 2012:

Change in Mortgage Servicing Rights		Table 14
	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	23,501	18,529
Amortization	(35,078)	(29,339)
Decrease (increase) in valuation allowance	12,555	(15,144)
Other	(1,196)	(1,122)
Balance, end of period	$375,641	$462,420
Valuation allowance:
Balance, beginning of period	$102,963	$39,455
Increase in valuation allowance	—	15,144
Recoveries	(12,555)	—
Balance, end of period	$90,408	$54,599
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $5.0 million, or 27%, in the first quarter of 2013 compared to the same period in 2012. The increase was primarily due to increased mortgage lending volume of $1.0 billion in the first quarter of 2013 compared to the same period in 2012.
Amortization expense increased by $5.7 million, or 20%, in the first quarter of 2013, compared to the same period in 2012. The increase in amortization expense was due to refinancing activity resulting in higher prepayment speeds compared to the same period in 2012. The increase in prepayment speeds is attributable to borrowers taking advantage of the historically low rate environment and government sponsored programs. Annualized amortization rates as of March 31, 2013 and 2012 approximated 29.1% and 22.5%, respectively.
A decrease in actual prepayment speeds as compared to expected speeds was the primary driver for the recovery of the MSR valuation allowance during the first quarter 2013. At March 31, 2013, we estimate that approximately 21.9% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 24.7% at March 31, 2013. At March 31, 2012, the impact of HARP 2.0 and a further decline in interest rates caused our prepayment speeds to exceed our expectations and resulted in impairment of $15.1 million.

Other Assets
The following table sets forth other assets by category as of March 31, 2013 and December 31, 2012:

Other Assets		Table 15
(dollars in thousands)	March 31, 2013	December 31, 2012
Foreclosure claims receivable, net of allowance of $10,571 and $11,721, respectively	$192,741	$196,952
Servicing advances, net of allowance of $10,142 and $11,518, respectively	119,959	125,118
Accrued interest receivable	82,525	82,965
Other real estate owned (OREO), net of allowance of $17,637 and $16,051, respectively	62,531	55,277
Margin receivable, net	56,350	40,260
Corporate advances, net	49,231	47,778
Goodwill	46,859	46,859
Fair value of derivatives, net	33,325	33,261
Prepaid assets	10,936	8,841
Intangible assets, net	7,394	7,921
Other	40,522	57,833
	$702,373	$703,065
Other assets decreased by $0.7 million to $702.4 million at March 31, 2013 from $703.1 million at December 31, 2012. The decrease was driven primarily by a decrease in the other assets category partially offset by increases in margin receivable and OREO.
The other assets category decreased by $17.3 million, or 30%, primarily due to accounts receivable. Accounts receivable decreased by $12.4 million, or 46%, from December 31, 2012 primarily due to receivables for transition services in connection with the BPL acquisition as well as the timing of mortgage payments received.
Margin receivable increased by $16.1 million, or 40%, during the three months ended March 31, 2013 compared to December 31, 2012. The increase was primarily attributable to an increase in collateral posted for certain derivative trading activity related to hedging of our pipeline that is not subject to a master netting arrangement. See Note 11 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
OREO increased by $7.3 million, or 13%, from December 31, 2012, primarily due to the movement of commercial properties from loans held for investment to OREO during the first quarter 2013.
Deferred Tax Asset
Our net deferred tax asset decreased by $6.8 million, to $164.1 million at March 31, 2013 from $170.9 million at December 31, 2012, primarily due to other comprehensive income adjustments related to interest rate swaps and the recovery of MSR impairment during the quarter.
Loan and Lease Quality

We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans and leases. Our underwriting policies and practices govern the risk profile, credit and geographic concentration of our loan and lease portfolios. We also have a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our ALLL, we have additional protections against potential credit losses, including credit indemnification and similar support agreements with the FDIC and other parties, purchase discounts on acquired loans and leases and other credit-related reserves, such as those on unfunded commitments.
Discounts on Acquired Loans and Lease Financing Receivables
For ACI loans accounted for under Accounting Standards Codification (ASC) 310-30, we periodically reassess cash flow expectations at a pool or loan level. In the case of improving cash flow expectations for a particular loan or pool of loans, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan or lease losses following the allowance for loan loss framework. For more information on ACI loans accounted for under ASC 310-30, see Note 5 in our condensed consolidated financial statements.

The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at March 31, 2013 and December 31, 2012:

Carrying Value of ACI Loans			Table 16
(dollars in thousands)	Bank of Florida	Other	Total
Under ASC 310-30
March 31, 2013
UPB or contractual net investment	$477,799	$893,435	$1,371,234
Plus: contractual interest due or unearned income	200,301	680,312	880,613
Contractual cash flows due	678,100	1,573,747	2,251,847
Less: nonaccretable difference	136,371	584,554	720,925
Less: Allowance for loan losses	18,322	5,212	23,534
Expected cash flows	523,407	983,981	1,507,388
Less: accretable yield	94,544	122,433	216,977
Carrying value	$428,863	$861,548	$1,290,411
Carrying value as a percentage of UPB or contractual net investment	90%	96%	94%
December 31, 2012
UPB or contractual net investment	$520,873	$913,020	$1,433,893
Plus: contractual interest due or unearned income	214,682	753,274	967,956
Contractual cash flows due	735,555	1,666,294	2,401,849
Less: nonaccretable difference	147,191	663,561	810,752
Less: Allowance for loan losses	16,789	5,175	21,964
Expected cash flows	571,575	997,558	1,569,133
Less: accretable yield	99,201	121,207	220,408
Carrying value	$472,374	$876,351	$1,348,725
Carrying value as a percentage of UPB or contractual net investment	91%	96%	94%
In the Bank of Florida ACI portfolio, an impairment charge of $1.5 million was recognized for the three months ended March 31, 2013 due to a reduction in cash flow expectations in certain pools of loans. During the three months ended March 31, 2013, we also reclassified $2.5 million from nonaccretable difference to accretable yield due to increases in cash flow expectations in some of our other pools of loans.
In our other ACI portfolio, additional impairment of $37 thousand was recognized for the three months ended March 31, 2013. Within this portfolio, we reclassified $10.1 million to accretable yield as there was an increase in expected cash flows in certain pools of loans.
For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at March 31, 2013 and December 31, 2012:

Recorded Investment of Non-ACI Loans and Leases				Table 17
(dollars in thousands)	Bank of Florida	Tygris	Other	Total
Under ASC 310-20
March 31, 2013
UPB or contractual net investment	$40,802	$72,513	$2,902,161	$3,015,476
Less: net purchase discount	15,141	12,781	82,915	110,837
Recorded investment	$25,661	$59,732	$2,819,246	$2,904,639
Recorded investment as a percentage of UPB or contractual net investment	63%	82%	97%	96%
December 31, 2012
UPB or contractual net investment	$44,019	$93,042	$3,069,948	$3,207,009
Less: net purchase discount	15,424	17,841	89,595	122,860
Recorded investment	$28,595	$75,201	$2,980,353	$3,084,149
Recorded investment as a percentage of UPB or contractual net investment	65%	81%	97%	96%
Our non-ACI portfolio for Bank of Florida consists of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. During the three months ended March 31, 2013, there was not a significant change in the amount of purchase discount in this portfolio as there was normal accretion of the discount (non-credit) and nominal charge-offs for the period. Charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and lease losses.
Our non-ACI portfolio for Tygris consists of leases that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to the Tygris portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the leases as recorded by Tygris prior to our acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the three months ended March 31, 2013, we recognized $5.0 million in discount accretion through interest income and had charge-offs of $0.1 million.  Similar to the Bank of Florida portfolio, charge-offs associated with this portfolio are initially taken through the purchase discount and any additional allowance that may be necessary would be taken through provision for loan and leases losses.
Our remaining non-ACI portfolio includes loans we have strategically acquired over the years. During the three months ended March 31, 2013, we recognized $1.9 million in related premiums, $8.5 million in discount accretion through interest income, and had no charge-offs, respectively.
Problem Loans and Leases
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due, with the exception of government insured loans and ACI loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and interest income is recorded as collected.
For purposes of disclosure in the table below, we exclude government insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans from non-performing status because we expect to fully collect their new carrying value which reflects significant purchase discounts. If our expectation of reasonably estimable future cash flows deteriorates, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.
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

Non-Performing Assets (1)		Table 18
(dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans and leases:
Residential mortgages	$69,876	$73,752
Commercial and commercial real estate	63,924	76,289
Lease financing receivables	2,791	2,010
Home equity lines	4,513	4,246
Consumer and credit card	364	332
Total nonaccrual loans and leases	141,468	156,629
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	141,468	156,629
Other real estate owned	39,576	40,492
Total non-performing assets	181,044	197,121
Troubled debt restructurings less than 90 days past due	88,888	90,094
Total NPA and TDR (1)	$269,932	$287,215
Total NPA and TDR	$269,932	$287,215
Government insured 90 days or more past due still accruing	1,547,995	1,729,877
Loans and leases accounted for under ASC 310-30:
90 days or more past due	67,630	79,984
OREO	22,955	16,528
Total regulatory NPA and TDR	$1,908,512	$2,113,604

Adjusted credit quality ratios: (1)
NPL to total loans	0.97%	1.08%
NPA to total assets	0.99%	1.08%
NPA and TDR to total assets	1.47%	1.57%
Credit quality ratios including government-insured loans and loans and leases accounted for under ASC 310-30 :
NPL to total loans	12.04%	13.55%
NPA to total assets	9.94%	11.09%
NPA and TDR to total assets	10.43%	11.59%

(1)
We define NPA, as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans and foreclosed property accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans and foreclosed property.

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
In addition to the problem loans described above, as of March 31, 2013, we had special mention loans and leases totaling $86.1 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $4.9 million, or 5%, to $86.1 million at March 31, 2013, from $91.0 million at December 31, 2012. Loans and leases rated as special mention totaled $86.1 million, or 0.6% of the total loan portfolio and 0.6% of the noncovered loan portfolio at March 31, 2013, including $27.2 million acquired from Bank of Florida and $46.4 million acquired in the BPL acquisition.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 19
	March 31, 2013			December 31, 2012
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$24,973	$5,212	$30,185	$28,456	$5,175	$33,631
Commercial and commercial real estate	20,213	18,322	38,535	23,074	16,789	39,863
Lease financing receivables	3,590	—	3,590	3,181	—	3,181
Home equity lines	4,582	—	4,582	5,265	—	5,265
Consumer and credit card	175	—	175	162	—	162
Total ALLL	$53,533	$23,534	$77,067	$60,138	$21,964	$82,102
ALLL as a percentage of loans and leases held for investment	0.49%	1.79%	0.63%	0.54%	1.60%	0.66%

Residential mortgages	$5,425,024	$854,631	$6,279,655	$5,843,136	$865,612	$6,708,748
Commercial and commercial real estate	4,424,016	459,314	4,883,330	4,266,691	505,077	4,771,768
Lease financing receivables	911,371	—	911,371	836,935	—	836,935
Home equity lines	173,704	—	173,704	179,600	—	179,600
Consumer and credit card	7,234	—	7,234	8,038	—	8,038
Total loans and leases held for investment	$10,941,349	$1,313,945	$12,255,294	$11,134,400	$1,370,689	$12,505,089
The recorded investment in loans and leases held for investment, excluding ACI loans, decreased by $193.1 million, or 1.7%, to $10.9 billion at March 31, 2013 from $11.1 billion at December 31, 2012. The decrease is primarily attributable to fewer residential originations offset by growth in commercial loans generated within the warehouse finance operations.
The recorded investment in residential mortgages, excluding ACI loans, decreased by $418.1 million, or 7%, to $5.4 billion at March 31, 2013, from $5.8 billion at December 31, 2012. The ALLL for residential mortgages, excluding ACI loans, decreased by $3.5 million, or 12%, to $25.0 million at March 31, 2013, from $28.5 million at December 31, 2012 as a result of the continued performance of our high credit quality residential first portfolio. Charge-off activity for residential mortgages decreased by 24% to $5.1 million for the three months ended March 31, 2013 from $6.7 million for the three months ended March 31, 2012. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.

The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $157.3 million, or 4%, to $4.4 billion at March 31, 2013, from $4.3 billion at December 31, 2012. The increase is primarily due to organic growth in our commercial portfolio generated by our warehouse finance operations during the three months ended March 31, 2013. The warehouse finance portfolio is characterized by large revolving lines with current outstanding balances of $1.2 billion as of March 31, 2013.
The ALLL for commercial and commercial real estate, excluding ACI loans, decreased by 12%, to $20.2 million at March 31, 2013, from $23.1 million at December 31, 2012. The reserve on loans collectively evaluated for impairment decreased by 3% to $16.9 million at March 31, 2013 from $17.5 million at December 31, 2012. The reserves on loans individually evaluated for impairment decreased by 40% to $3.3 million at March 31, 2013, from $5.6 million at December 31, 2012. The outstanding balance of loans individually evaluated for impairment decreased by 13% from December 31, 2012 to March 31, 2013.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.46% as of March 31, 2013 compared with 0.54% at December 31, 2012. The decreased coverage ratio is due to improvement in the credit quality of our loans along with growth in the portfolio within the warehouse finance operations. Newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened period may be used which is more reflective of expected future losses. At March 31, 2013, three segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 9, 8 and 6 quarters as compared with 8, 7 and 5 quarters used at December 31, 2012. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate decreased by 37% to $1.4 million for the three months ended March 31, 2013, from $2.3 million for the three months ended March 31, 2012. Loan delinquency is one of the leading indicators of credit quality. As of March 31, 2013, 0.5% of the recorded investment in commercial and commercial real estate was past due as compared to 1.8% as of December 31, 2012.
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three months ended March 31, 2013 and 2012:

Allowance for Loan and Lease Losses Activity		Table 20
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
ALLL, beginning of period	$82,102	$77,765
Charge-offs:
Residential mortgages	5,069	6,694
Commercial and commercial real estate	1,447	2,294
Lease financing receivables	708	1,181
Home equity lines	489	1,108
Consumer and credit card	20	11
Total charge-offs	7,733	11,288
Recoveries:
Residential mortgages	111	143
Commercial and commercial real estate	443	168
Lease financing receivables	79	36
Home equity lines	129	61
Consumer and credit card	17	14
Total recoveries	779	422
Net charge-offs	6,954	10,866
Provision for loan and lease losses	1,919	11,355
ALLL, end of period	$77,067	$78,254
Net charge-offs to average loans held for investment	0.23%	0.65%
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct and wholesale channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and Federal Home Loan Mortgage (FHLMC or Freddie Mac). A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) and to private non-GSE purchasers through whole loan sales.
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
Beginning in 2009, higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector, caused investors to carefully examine and re-underwrite credit files for those loans in default to determine if there had been a breach of a representation or a warranty in the sale agreement. Investors have most often cited income and employment misrepresentations as the grounds for us to repurchase loans.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to prepayment and default protection was $310.7 million at March 31, 2013.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal.
As of March 31, 2013, we had 268 active repurchase requests. We have summarized the activity for the three months ended March 31, 2013 and 2012 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity	Table 21
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Agency	50	35
Agency Aggregators / Non-GSE (1)	66	80
Repurchase requests received	116	115
Agency	24	26
Agency Aggregators / Non-GSE (1)	56	24
Requests successfully defended	80	50
Agency	8	18
Agency Aggregators / Non-GSE (1)	27	16
Loans repurchased, indemnified or made whole	35	34
Agency	$727	$1,607
Agency Aggregators / Non-GSE (1)	2,337	1,627
Net realized losses on loan repurchases	$3,064	$3,234
Years of origination of loans repurchased	2004-2012	2001-2012

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 22
Losses to date	2004-2005	2006-2008	2009-2013	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$11,977,829	$28,237,227	$51,549,254
Request rate	0.35%	2.23%	0.32%	0.80%
Requests received	181	1,283	394	1,858

Pending requests	13	215	36	264
Resolved requests	168	1,068	358	1,594
Repurchase rate	42%	41%	29%	38%

Loans repurchased	71	434	103	608
Average loan size	$222	$209	$228	$222
Loss severity	12%	48%	29%	38%

Losses realized	$1,815	$43,038	$6,752	$51,605
Losses realized (bps) (1)	2	36	2	10

(1)	Basis Points
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to falsified employment documents and/or verifications, occupancy, credit and/or stated income. Additionally, in the same time period we received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults, generally surface sooner, typically within six months of selling the loan to an investor. Historically, we have sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
The following is a rollforward of our reserves for repurchase losses for the three months ended March 31, 2013 and 2012:

Reserves for Loans Sold or Securitized		Table 23
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance, beginning of period	$27,000	$32,000
Provision for new sales/securitizations	1,266	384
Provision for changes in estimate of existing reserves	(336)	5,850
Net realized losses on repurchases	(3,064)	(3,234)
Balance, end of period	$24,866	$35,000

Quarters of coverage ratio(1)	6	11

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $24.9 million as of March 31, 2013, compared to $35.0 million as of March 31, 2012. The decrease in the liability since March 31, 2012 is primarily due to the continued run-off of losses that were estimated in the prior periods partially offset by the provisioning for new sales and securitizations as well as changes in estimates due to increased information and clarity into the repurchase loan pipeline. We recognized expense of $0.9 million for the three months ended March 31, 2013 compared to $6.2 million for the first three months of 2012 due to the stabilization of repurchase requests received as well as stabilization of property values over the last three months compared to the same period in 2012. The amount of incoming repurchase requests remained elevated.
Our quarters of coverage ratio showed approximately 6 quarters of coverage given our current reserve levels at March 31, 2013. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of March 31, 2013 would have increased by 77% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of March 31, 2013 would have decreased by 54%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.

The sensitivity analysis for the loan repurchase reserve as of March 31, 2013 is as follows:

Sensitivity of Repurchase Reserve					Table 24
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$43,927	$33,809	$24,866	$17,284	$11,506
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at March 31, 2013. At March 31, 2013, we were actively servicing $1.6 billion of remaining UPB. During 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three months ended March 31, 2013 and 2012:

Reserves for Repurchase Obligations for Loans Serviced		Table 25
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance, beginning of period	$26,026	$30,364
Provision for changes in estimate of existing reserves	3,831	3,031
Net realized losses on repurchases	(6,258)	(2,968)
Balance, end of period	$23,599	$30,427

Quarters of coverage ratio (1)	5	6

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of March 31, 2013 would have increased by 41% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of March 31, 2013 would have decreased by 38%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of March 31, 2013 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 26
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$33,165	$27,868	$23,599	$18,655	$14,740
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

Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 27
(dollars in thousands)	March 31, 2013	December 31, 2012
Noninterest-bearing demand	$1,287,292	$1,445,783
Interest-bearing demand	2,932,643	2,681,769
Market-based money market accounts	428,183	439,399
Savings and money market accounts, excluding market-based	4,901,926	4,451,843
Market-based time	708,137	736,612
Time, excluding market-based	3,416,185	3,386,982
Total deposits	$13,674,366	$13,142,388
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
Total deposits increased by $532.0 million, or 4%, to $13.7 billion at March 31, 2013 from $13.1 billion at December 31, 2012. This strong growth in retail deposits during the first quarter of 2013 allowed us to replace a portion of our more costly wholesale funding sources such as FHLB borrowings and repurchase agreements. During the first three months of 2013, noninterest-bearing demand deposits decreased by $158.5 million to $1.3 billion primarily due to decreases in escrow deposits and business accounts. Interest-bearing deposits increased by $690.5 million to $12.4 billion at March 31, 2013 from $11.7 billion at December 31, 2012. This increase in interest-bearing deposits was primarily due to growth in savings and money market accounts and interest-bearing demand accounts as we continue our marketing efforts to acquire new depositors.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings decreased by $0.3 billion, or 11%, to $2.7 billion at March 31, 2013 from $3.0 billion at December 31, 2012. The decrease in FHLB borrowings were primarily funded by growth in retail deposits.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three months ended March 31, 2013 and 2012, respectively.

FHLB Borrowings	Table 28
	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Fixed-rate advances:
Average daily balance	$2,453,336	$792,270
Weighted-average interest rate	2.00%	2.49%
Maximum month-end amount	$2,489,700	$1,470,586
Convertible advances:
Average daily balance	$17,000	$42,571
Weighted-average interest rate	4.24%	4.42%
Maximum month-end amount	$17,000	$44,000
Overnight advances:
Average daily balance	$124,389	$226,247
Weighted-average interest rate	0.40%	0.37%
Maximum month-end amount	$200,500	$315,500
Repurchase Agreements
Repurchase agreements decreased by $142.3 million to $0 at March 31, 2013 from $142.3 million at December 31, 2012. The decrease in repurchase agreements was funded by growth in retail deposits.

The table below summarizes the average outstanding balance of our repurchase agreements, the weighted average interest rate, and the maximum amount of repurchase agreements at any month-end during the three months ended March 31, 2013.

Repurchase Agreements	Table 29
(dollars in thousands)	2013
Repurchase agreements:
Average daily balance	$56,555
Weighted-average interest rate	1.94%
Maximum month-end amount	$20,000
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
We continued to maintain a strong liquidity position during the first quarter of 2013. Cash and cash equivalents were $593.4 million, available for sale investment securities were $1.5 billion, and total deposits were $13.7 billion as of March 31, 2013.
As of March 31, 2013, we had a $3.3 billion line of credit with the FHLB, of which $2.7 billion was outstanding. Based on asset size, the maximum potential line available with the FHLB was $5.5 billion at March 31, 2013, assuming eligible collateral to pledge. As of March 31, 2013, we pledged collateral with the FRB that provided $75.6 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At March 31, 2013, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $1.8 billion with $154.8 million in outstanding balances. As of March 31, 2013, our availability under federal funds commitments was $40.0 million with no outstanding borrowings.
We own certain investment securities that are available for pledging under repurchase agreements. As of March 31, 2013, the principal balance of our repurchase agreements was $0 and therefore, no securities were currently pledged for this type of borrowing.
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
2013 Capital Actions
On April 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.02 per common share, payable on May 21, 2013, to stockholders of record as of May 9, 2013. Also on April 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on July 5, 2013, for each share of Series A Preferred Stock held as of June 20, 2013.
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
At March 31, 2013, EverBank exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.2% and a total risk-based capital ratio of 13.7%.

The table below shows regulatory capital and risk-weighted assets for EB at March 31, 2013 and December 31, 2012:

Regulatory Capital (bank level)		Table 30
(dollars in thousands)		March 31, 2013	December 31, 2012
Shareholders’ equity		$1,560,001	$1,518,934
Less:	Goodwill and other intangibles	(52,089)	(54,780)
	Disallowed servicing asset	(31,585)	(32,378)
	Disallowed deferred tax asset	(66,351)	(67,296)
Add:	Accumulated losses on securities and cash flow hedges	77,073	83,477
Tier 1 Capital		1,487,049	1,447,957
Add:	Allowance for loan and lease losses	77,067	82,102
Total regulatory capital		$1,564,116	$1,530,059
Adjusted total assets		$18,234,886	$18,141,856
Risk-weighted assets		11,406,725	11,339,415
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 31
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2013
Tier 1 capital to adjusted tangible assets	$1,487,049	8.2%	$729,395	4.0%	$911,744	5.0%
Total capital to risk-weighted assets	1,564,116	13.7	912,538	8.0	1,140,673	10.0
Tier 1 capital to risk-weighted assets	1,487,049	13.0	N/A	N/A	684,404	6.0
December 31, 2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
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
Asset and Liability Management and Market Risk
Interest rate risk is our primary market risk and results from our investments in interest-earning assets with funds obtained from interest-bearing deposits and borrowings. Interest rate risk is defined as the risk of loss of future earnings or market value due to changes in interest rates. We are subject to this risk because:
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
Interest rate risk is primarily managed by the Asset and Liability Committee (ALCO), which is composed of certain of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of March 31, 2013 and December 31, 2012.

Interest Rate Sensitivity	Table 32
(dollars in thousands)	March 31, 2013		December 31, 2012
	Net Change in EVE	% of Assets	Net Change in EVE	% of Assets
Up 300 basis points	$213,583	10.2%	$392,915	17.1%
Up 200 basis points	203,970	9.7%	348,431	15.2%
Up 100 basis points	146,519	7.0%	217,315	9.5%
Down 100 basis points	(312,732)	(14.9)%	(300,577)	(13.1)%
The projected exposure of EVE to changes in interest rates at March 31, 2013 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, certain loans in our held for sale portfolio, trust preferred debt, and forecasted issuances of debt. These derivatives include forward sales commitments, optional forward sales commitments, and forward interest rate swaps.
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
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to customers seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single-currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of each single-currency certificate of deposit, money market deposit instrument, or foreign exchange contract. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge. For more information, including the notional amount and fair value, of these derivatives, see Note 11 in our condensed consolidated financial statements.

Off Balance Sheet Arrangements
On March 28, 2013, we closed a private securitization transaction in which a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding), sold approximately $307.4 million of residential mortgage pass-through certificates issued by EverBank Mortgage Loan Trust 2013-1 (the Trust) pursuant to a pooling and servicing agreement. The certificates were offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
In connection with the transaction, we sold, on a servicing-retained basis, certain residential mortgage loans we originated to unaffiliated purchasers (the Sellers). The Sellers subsequently sold such mortgage loans to EverBank Funding, which transferred the mortgage loans to the Trust in exchange for the offered certificates and certain non-offered certificates. None of the certificates were retained by EverBank Funding or any affiliate of EverBank Funding.
We retained the servicing rights associated with the mortgages held by the Trust, and we will continue to service the loans. Additionally, the creditors of the Trust have no recourse against us except in accordance with our obligations under standard representations and warranties.  The trust has not been consolidated into the financial statements as we are not the primary beneficiary of the trust.
Contractual Obligations
On April 1, 2013, We entered into an agreement to purchase the servicing rights to $13.0 billion of UPB of Fannie Mae residential servicing assets with an effective transfer date of July 1, 2013 for $68.4 million, which amount will be adjusted for changes in the underlying loan population between signing and transfer. The acquired servicing rights will be included in the residential class of MSR. At February 28, 2013, there were 93,155 loans with a weighted average interest rate of 5.2% with an original average term of 30.2 years and a remaining average term of 23.9 years. We will earn a weighted average servicing fee of 27 basis points on the acquired UPB allowing us to generate additional servicing income by utilizing its already existing servicing capabilities.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
See the “Asset and Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 15, 2013, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; (5) Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al. filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois and later removed to federal court; (6) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court and subsequently removed to the U.S. District Court for the District of Oregon; (7) County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the Circuit Court for the First Judicial Circuit, Union County, Illinois and later removed to federal court and now pending on appeal in the United States Court of Appeals for the Seventh Circuit; and (8) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court and subsequently removed to the U.S. District Court, District of Minnesota. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously. EverBank was previously subject to two additional lawsuits: (1) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court where the court granted the defendants' motion to dismiss, and (2) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in April 2011 in the United States District Court for the Western District of Kentucky, which was the subject of an appeal in the United States Court of Appeals for the Sixth Circuit that upheld the lower court's dismissal of the complaint.
Item 1A.   Risk Factors

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. There have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.   Default Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
None.
Item 5.   Other Information
None.
Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EverBank Financial Corp

Date:	April 30, 2013	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2013	/s/ Steven J. Fischer
Steven J. Fischer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of EverBank Financial Corp (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2012 and incorporated herein by reference)

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

101
The following materials from the Company’s 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith