Form 10-Q
period 2013-06-30
EverBank Financial Corp
filed 2013-07-31
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of July 29, 2013, there were 122,525,760 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$40,841	$175,400
Interest-bearing deposits in banks	448,746	268,514
Total cash and cash equivalents	489,587	443,914
Investment securities:
Available for sale, at fair value	1,357,752	1,619,878
Held to maturity (fair value of $114,853 and $146,709 as of June 30, 2013 and December 31, 2012, respectively)	115,319	143,234
Other investments	142,225	158,172
Total investment securities	1,615,296	1,921,284
Loans held for sale (includes $1,327,883 and $1,452,236 carried at fair value as of June 30, 2013 and December 31, 2012, respectively)	2,000,390	2,088,046
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	12,867,388	12,505,089
Allowance for loan and lease losses	(73,469)	(82,102)
Total loans and leases held for investment, net	12,793,919	12,422,987
Equipment under operating leases, net	39,850	50,040
Mortgage servicing rights (MSR), net	462,718	375,859
Deferred income taxes, net	139,814	170,877
Premises and equipment, net	65,930	66,806
Other assets	755,368	703,065
Total Assets	$18,362,872	$18,242,878
Liabilities
Deposits:
Noninterest-bearing	$1,205,326	$1,445,783
Interest-bearing	12,464,540	11,696,605
Total deposits	13,669,866	13,142,388
Other borrowings	2,667,700	3,173,021
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	372,173	372,543
Total Liabilities	16,813,489	16,791,702
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share;10,000,000 shares authorized; 6,000 issued and outstanding at June 30, 2013 and December 31, 2012)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 122,383,260 and 120,987,955 issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	1,224	1,210
Additional paid-in capital	827,682	811,085
Retained earnings	650,866	575,665
Accumulated other comprehensive income (loss) (AOCI)	(80,389)	(86,784)
Total Shareholders’ Equity	1,549,383	1,451,176
Total Liabilities and Shareholders’ Equity	$18,362,872	$18,242,878

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans and leases	$172,723	$135,816	$346,509	$260,594
Interest and dividends on investment securities	14,813	20,699	31,063	41,248
Other interest income	317	82	615	186
Total Interest Income	187,853	156,597	378,187	302,028
Interest Expense
Deposits	26,567	20,419	53,390	41,393
Other borrowings	20,069	11,194	39,764	20,028
Total Interest Expense	46,636	31,613	93,154	61,421
Net Interest Income	141,217	124,984	285,033	240,607
Provision for Loan and Lease Losses	29	5,757	1,948	17,112
Net Interest Income after Provision for Loan and Lease Losses	141,188	119,227	283,085	223,495
Noninterest Income
Loan servicing fee income	47,192	42,483	89,355	88,039
Amortization and impairment of mortgage servicing rights	(3,373)	(64,277)	(25,896)	(108,760)
Net loan servicing income	43,819	(21,794)	63,459	(20,721)
Gain on sale of loans	75,837	69,926	158,148	118,103
Loan production revenue	10,063	9,852	19,552	17,289
Deposit fee income	4,290	5,828	10,215	12,067
Other lease income	6,471	8,822	12,882	17,485
Other	6,324	1,489	15,857	3,093
Total Noninterest Income	146,804	74,123	280,113	147,316
Noninterest Expense
Salaries, commissions and other employee benefits expense	118,457	76,277	228,936	142,867
Equipment expense	20,707	16,889	40,559	32,837
Occupancy expense	7,547	6,017	14,931	11,366
General and administrative expense	66,829	76,600	140,930	147,534
Total Noninterest Expense	213,540	175,783	425,356	334,604
Income before Provision for Income Taxes	74,452	17,567	137,842	36,207
Provision for Income Taxes	28,459	6,395	52,703	13,189
Net Income	$45,993	$11,172	$85,139	$23,018
Less: Net Income Allocated to Preferred Stock	(2,531)	(1,685)	(5,062)	(7,664)
Net Income Allocated to Common Shareholders	$43,462	$9,487	$80,077	$15,354
Basic Earnings Per Common Share	$0.36	$0.09	$0.66	$0.17
Diluted Earnings Per Common Share	$0.35	$0.09	$0.65	$0.17
Dividends Declared Per Common Share	$0.02	$—	$0.04	$—
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$45,993	$11,172	$85,139	$23,018
Unrealized Gains (Losses) on Debt Securities
Unrealized gains (losses) due to changes in fair value	(23,500)	(7,581)	(22,796)	13,705
Tax effect	8,932	2,883	8,668	(5,146)
Change in unrealized gains (losses) on debt securities	(14,568)	(4,698)	(14,128)	8,559
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	17,383	(32,932)	21,766	(26,304)
Reclassification of net unrealized losses to interest expense	6,011	1,964	11,368	3,674
Tax effect	(8,891)	11,769	(12,611)	8,726
Change in interest rate swaps	14,503	(19,199)	20,523	(13,904)
Other Comprehensive Income (Loss)	(65)	(23,897)	6,395	(5,345)
Comprehensive Income (Loss)	$45,928	$(12,725)	$91,534	$17,673

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	85,139	—	85,139
Other comprehensive income	—	—	—	—	6,395	6,395
Issuance of common stock	—	14	10,456	—	—	10,470
Share-based grants (including income tax benefits)	—	—	6,141	—	—	6,141
Cash dividends on common stock	—	—	—	(4,875)	—	(4,875)
Cash dividends on preferred stock	—	—	—	(5,063)	—	(5,063)
Balance, June 30, 2013	$150,000	$1,224	$827,682	$650,866	$(80,389)	$1,549,383

Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	23,018	—	23,018
Other comprehensive loss	—	—	—	—	(5,345)	(5,345)
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	226	198,536	—	—	198,762
Repurchase of common stock	—	—	(360)	—	—	(360)
Share-based grants (including income tax benefits)	—	—	3,184	—	—	3,184
Cash dividends on preferred stock	—	—	—	(5,555)	—	(5,555)
Balance, June 30, 2012	$—	$1,165	$762,422	$530,876	$(113,094)	$1,181,369

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$85,139	$23,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	19,303	4,710
Depreciation and amortization of tangible and intangible assets	20,121	18,091
Reclassification of net loss on settlement of interest rate swaps	11,368	3,674
Amortization and impairment of mortgage servicing rights	25,896	108,760
Deferred income taxes (benefit)	27,120	(8,347)
Provision for loan and lease losses	1,948	17,112
Loss on other real estate owned (OREO)	2,855	4,605
Share-based compensation expense	3,147	2,229
Payments for settlement of forward interest rate swaps	(30,181)	(14,002)
Other operating activities	3	(2,778)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(665,369)	(788,325)
Other assets	68,592	37,043
Accounts payable and accrued liabilities	(2,982)	1,638
Net cash provided by (used in) operating activities	(433,040)	(592,572)
Investing Activities:
Investment securities available for sale:
Purchases	(27,898)	(210,717)
Proceeds from prepayments and maturities	265,572	274,042
Investment securities held to maturity:
Purchases	(19,260)	(14,917)
Proceeds from prepayments and maturities	46,691	13,506
Purchases of other investments	(57,050)	(37,422)
Proceeds from sales of other investments	72,997	—
Net change in loans and leases held for investment	(32,012)	(880,630)
Cash paid for acquisition	—	(351,071)
Purchases of premises and equipment, including equipment under operating leases	(9,246)	(31,267)
Purchases of mortgage servicing assets	(41,377)	—
Proceeds related to sale or settlement of other real estate owned	19,620	18,664
Proceeds from insured foreclosure claims	198,878	61,869
Other investing activities	3,546	(190)
Net cash provided by (used in) investing activities	420,461	(1,158,133)
Financing Activities:
Net increase in nonmaturity deposits	826,916	343,692
Net increase (decrease) in time deposits	(269,741)	182,987
Net change in repurchase agreements	(142,322)	—
Net change in short-term Federal Home Loan Bank (FHLB) advances	(475,500)	370,000
Proceeds from long-term FHLB advances	225,000	1,100,000
Repayments of long-term FHLB advances	(112,158)	(223,500)
Proceeds from issuance of common stock	10,470	207,514
Other financing activities	(4,413)	(6,737)
Net cash provided by financing activities	58,252	1,973,956
Net change in cash and cash equivalents	45,673	223,251
Cash and cash equivalents at beginning of period	443,914	294,981
Cash and cash equivalents at end of period	$489,587	$518,232

See Note 1 for disclosures related to supplemental noncash information.
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a thrift holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. Its direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and retail lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services, sells and securitizes residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
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
On February 14, 2013, the Company formed EverBank Funding, LLC, a Delaware limited liability company, to facilitate the pooling and securitization of mortgage loans for issuance into the secondary market.
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

d) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Six Months Ended June 30,
	2013	2012
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims from loans held for investment	$220,783	$67,487
Loans transferred to foreclosure claims from loans held for sale	98,037	142,519
Loans transferred from held for sale to held for investment	745,262	26,138
Loans transferred from held for investment to held for sale	326,636	1,604

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$—	$135,585
2.  Recent Accounting Pronouncements
Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 is effective for the first quarter of 2012 and should be applied retrospectively. Adoption of this standard resulted in the presentation of a new statement of comprehensive income separate from the statement of shareholders’ equity but did not have any impact on the Company’s results of operations. In December 2011, the FASB issued ASU 2011-12,Comprehensive Income (Topic 220)- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of AOCI on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements or results of operations. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. ASU 2013-02 also requires that entities either (1) present in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of AOCI based on its source and the income line item affected by the reclassification if items are reclassified out of AOCI in their entirety or (2) cross reference to other required, related disclosures for additional information if items are not reclassified out of AOCI in their entirety. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard resulted in the additional disclosure of the lines of income or expense impacted by reclassifications out of AOCI within the statement of comprehensive income but did not have any impact on the Company's condensed consolidated financial statements or results of operations.
Balance Sheet Offsetting—In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities, which will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The guidance will require that entities disclose the gross and net information about both instruments that are offset in the balance sheet or are subject to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to only (1) derivatives, including bifurcated embedded derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions, to the extent they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position. The requirements set forth in both ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of these standards resulted in additional disclosures as presented in Note 12 but did not have any impact on the Company's condensed consolidated financial statements or results of operations.
Updates to Significant Accounting Policies
Loans Held for Sale—Loans held for sale represent loans originated or acquired by the Company with the intent to sell. The Company has elected the fair value option of accounting under U.S. GAAP for certain residential mortgage loans. Electing to use the fair value option of accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
The Company has not elected the fair value option for other residential mortgage loans primarily because the Company expects to hold these loans for a short duration. These loans are carried at the lower of cost or fair value. In determining the lower of cost or fair value adjustment on loans held for sale, the Company pools loans based on similar risk characteristics such as loan type and interest rate. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in gain on sale of loans.
Loans and leases are transferred from loans and leases held for investment to held for sale when the Company no longer has the intent to hold them for the foreseeable future. Loans and leases are transferred from held for sale to held for investment when the Company determines its intent to hold these loans and leases for the foreseeable future. Loans and leases are transferred to loans and leases held for investment at the lower of cost or fair value on the date of reclassification with any lower of cost or fair value adjustment recognized as a basis adjustment.

Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties with respect to non-GSE purchasers, or breach of contractual representations and warranties with respect to GSEs.  These guarantees are accounted for in accordance with ASC 460, Guarantees, when the obligation is both probable and reasonably estimable. The guarantee is calculated at the fair value of the guarantee on the date of the loan sale or securitization. The corresponding provision is recognized as a reduction on net gains on loan sales and securitization, and is reduced, by a credit to earnings, as the guarantor is released from risk under the guarantee. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.  See Note 5 and Note 14 for further information related to these guarantees.
3.  Acquisition Activities
Acquisition of Business Property Lending, Inc. - On October 1, 2012, EB, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of Business Property Lending, Inc. (BPL), a wholly owned subsidiary of General Electric Capital Corporation (GECC) for cash consideration of $2,401,398. The acquisition provided the Company with an established and operating platform for expanding its originating capacity nationwide originating commercial real estate loans to small and mid-size business clients. The transaction was accounted for using the acquisition method with the consideration paid allocated to all identifiable assets and liabilities acquired.
Under the acquisition method of accounting, the measurement period for a transaction is to extend for a period necessary to obtain all available information to facilitate a complete and accurate recording of the transaction as of the acquisition date. This period, however, may not extend beyond a period of one year from the date of acquisition. In the event information not available at the time of acquisition is obtained during the measurement period that would affect the recording of the transaction, any applicable adjustments are to be performed retrospectively adjusting the initial recording of the acquisition.
The fair value of assets acquired included financing receivables for commercial real estate with a fair value of $2,337,123 that was comprised of both loans accounted for under ASC 310-20, Receivables, Nonrefundable Fees and Other Costs, as well as loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the initial recording of the transaction, additional reviews into the ASC 310-20 population identified that evidence of deteriorated credit quality existed for some of these loans at the date of acquisition based on information not previously available. Upon review of the impact of this updated information to the overall fair value of the acquired loans, it was determined that no retrospective adjustment of the fair value was necessary. Therefore, a prospective adjustment was performed to include these loans in the ASC 310-30 population. The following table presents a bridge from the unpaid principal balance (UPB), or contractual net investment, to carrying value for the acquired financing receivables by method of accounting as presented initially at the acquisition date, as well as, based on the updated loan stratification:

	As Initially Recorded		As Updated
	ASC 310-20	ASC 310-30	ASC 310-20	ASC 310-30
Unpaid principal balance at acquisition	$2,229,822	$89,993	$2,174,738	$145,077
Plus: contractual interest due or unearned income	1,176,442	62,517	1,143,748	95,211
Contractual cash flows due	3,406,264	152,510	3,318,486	240,288
Less: cash flows not expected to be collected (1)	518,949	42,387	499,602	61,734
Expected cash flows	2,887,315	110,123	2,818,884	178,554
Less: accretable yield	629,788	30,527	617,297	43,018
Carrying value at acquisition	$2,257,527	$79,596	$2,201,587	$135,536
(1) Cash flows not expected to be collected includes the effects of both credit losses as well as modeled prepayment assumptions.

4.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of June 30, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2013
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$1,340,741	$17,840	$7,263	$1,351,318	$1,351,318
Asset-backed securities (ABS)	6,672	—	843	5,829	5,829
Other	333	272	—	605	605
Total available for sale securities	$1,347,746	$18,112	$8,106	$1,357,752	$1,357,752
Held to maturity:
Residential CMO securities - agency	$61,526	$2,187	$31	$63,682	$61,526
Residential mortgage-backed securities (MBS) - agency	48,806	931	1,116	48,621	48,806
Corporate securities	4,987	—	2,437	2,550	4,987
Total held to maturity securities	$115,319	$3,118	$3,584	$114,853	$115,319
December 31, 2012
Available for sale:
Residential CMO securities - nonagency	$1,577,270	$39,860	$5,355	$1,611,775	$1,611,775
Asset-backed securities	9,461	—	1,935	7,526	7,526
Other	366	211	—	577	577
Total available for sale securities	$1,587,097	$40,071	$7,290	$1,619,878	$1,619,878
Held to maturity:
Residential CMO securities - agency	$106,346	$3,497	$—	$109,843	$106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	$143,234	$5,483	$2,008	$146,709	$143,234
At June 30, 2013 and December 31, 2012, investment securities with a carrying value of $188,608 and $421,209, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no gross gains or gross losses realized on available for sale investments during the three and six months ended June 30, 2013 or 2012.
The gross unrealized losses and fair value of the Company’s investments in an unrealized loss position at June 30, 2013 and December 31, 2012, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Debt securities:
Residential CMO securities - nonagency	$349,489	$5,767	$45,914	$1,496	$395,403	$7,263
Residential CMO securities - agency	11,686	31	—	—	11,686	31
Residential MBS - agency	35,750	1,116	—	—	35,750	1,116
Asset-backed securities	—	—	5,829	843	5,829	843
Corporate securities	—	—	2,550	2,437	2,550	2,437
Total debt securities	$396,925	$6,914	$54,293	$4,776	$451,218	$11,690
December 31, 2012
Debt securities:
Residential CMO securities - nonagency	$57,715	$299	$183,285	$5,056	$241,000	$5,355
Asset-backed securities	—	—	7,526	1,935	7,526	1,935
Corporate securities	—	—	2,979	2,008	2,979	2,008
Total debt securities	$57,715	$299	$193,790	$8,999	$251,505	$9,298

The Company had unrealized losses at June 30, 2013 and December 31, 2012 on residential nonagency CMO securities, residential agency CMO securities, residential agency MBS, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At June 30, 2013, the Company had 56 debt securities in an unrealized loss position. A total of 42 were in an unrealized loss position for less than 12 months. These 42 securities consisted of 31 residential nonagency CMO securities, two residential agency CMO securities and nine residential agency MBS. The remaining 14 debt securities were in an unrealized loss position for 12 months or longer. These 14 securities consisted of three ABS, one corporate security and 10 residential nonagency CMO securities. Of the $11,690 in unrealized losses, $7,856 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2012, the Company had 31 debt securities in an unrealized loss position. A total of 3 were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. The remaining 28 debt securities were in an unrealized loss position for 12 months or longer. These 28 securities consisted of three ABS, one corporate security and 24 residential nonagency CMO securities. Of the $9,298 in unrealized losses, $5,355 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
When certain triggers indicate the likelihood of an other-than-temporary-impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. There were no OTTI losses recognized on available for sale or held to maturity securities during the three and six months ended June 30, 2013 or 2012.
During the three and six months ended June 30, 2013 and 2012, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income on available for sale securities	$13,420	$18,728	$28,285	$37,599
Interest income on held to maturity securities	658	1,409	1,282	2,809
Other interest and dividend income	735	562	1,496	840
	$14,813	$20,699	$31,063	$41,248
All investment interest income recognized by the Company during the three and six months ended June 30, 2013 and 2012 was fully taxable.
5.  Loans Held for Sale
Loans held for sale as of June 30, 2013 and December 31, 2012, consist of the following:

	June 30, 2013	December 31, 2012
Mortgage warehouse (carried at fair value)	$1,039,977	$1,452,236
Government insured pool buyouts	139,982	96,635
Other	532,525	539,175
Other (carried at fair value)	287,906	—
Total loans held for sale	$2,000,390	$2,088,046
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
In addition, the Company also may be exposed to limited liability related to recourse agreements and repurchase agreements made to our issuers and purchasers. This liability includes amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a material breach of contractual representations and warranties. Refer to Note 14 for the maximum exposure to loss for material breaches of contractual representations and warranties.
Other loans held for sale and carried at fair value of $287,906 represent preferred jumbo residential mortgage loans that the Company originated with the intent to market and sell in the secondary market either through third party sales or securitizations. The Company has elected the fair value option for these loans to provide a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

The following is a summary of cash flows related to transfers accounted for as sales for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds received from agency securitizations	$2,688,840	$1,869,387	$5,093,450	$3,790,357
Proceeds received from nonagency sales	335,426	5,452	677,308	18,247

Servicing fees collected	29,349	23,944	55,562	47,900

Repurchased loans from agency securitizations	1,079	2,045	2,171	3,516
Repurchased loans from nonagency sales	4,939	4,346	10,216	9,514
The Company periodically transfers conforming residential mortgages to GNMA in exchange for mortgage-backed securities.  As of June 30, 2013 and December 31, 2012, the Company retained $141,438 and $99,121, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The gains and losses on transfers which qualify as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, rate lock commitments, and the offsetting hedging positions.
In connection with these transfers, the Company recorded servicing assets in the amount of $27,491 and $50,992 for the three and six months ended June 30, 2013, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 8 for information relating to servicing activities and MSR.
During the three and six months ended June 30, 2013, the Company transferred $721,220 and $745,660 in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo ARM residential mortgages which were intended to be sold in the secondary market. As a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company intends to hold these loans for the foreseeable future and has transferred these loans to the held for investment portfolio. During the three and six months ended June 30, 2012, the Company transferred $8,700 and $26,138 in residential mortgage and commercial real estate loans held for sale to loans held for investment at lower of cost or market as the Company has the intent to hold these loans for the foreseeable future.
During the three and six months ended June 30, 2013, the Company transferred $224,652 and $326,636 of loans held for investment to held for sale at lower of cost or market. The majority of these loans were government insured pool buyouts initially originated for the held for investment portfolio. These loans were transferred to held for sale based upon a change in intent to no longer hold these loans for the foreseeable future.

6.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of June 30, 2013 and December 31, 2012 are comprised of the following:

	June 30, 2013	December 31, 2012
Residential mortgages	$6,586,116	$6,708,748
Commercial and commercial real estate	5,090,332	4,771,768
Lease financing receivables	1,014,996	836,935
Home equity lines	169,296	179,600
Consumer and credit card	6,648	8,038
Total loans and leases held for investment, net of discounts	12,867,388	12,505,089
Allowance for loan and lease losses	(73,469)	(82,102)
Total loans and leases held for investment, net	$12,793,919	$12,422,987
As of June 30, 2013 and December 31, 2012, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	June 30, 2013	December 31, 2012
Net purchased loan and lease discounts	$130,880	$164,132
Net deferred loan and lease origination costs	37,232	25,275
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the six months ended June 30, 2013 are as follows:

June 30, 2013
Contractual payments receivable for acquired loans and leases at acquisition	$345,890
Expected cash flows for acquired loans and leases at acquisition	193,549
Basis in acquired loans and leases at acquisition	179,027
Information pertaining to the ACI portfolio as of June 30, 2013 and December 31, 2012 is as follows:

	Bank of Florida	Other Acquired Loans	Total
June 30, 2013
Carrying value, net of allowance	$391,565	$938,180	$1,329,745
Outstanding unpaid principal balance (UPB)	431,343	968,467	1,399,810
Allowance for loan and lease losses, beginning of period	16,789	5,175	21,964
Allowance for loan and lease losses, end of period	14,867	5,216	20,083

	Bank of Florida	Other Acquired Loans	Total
December 31, 2012
Carrying value, net of allowance	$472,374	$876,351	$1,348,725
Outstanding unpaid principal balance	520,873	913,020	1,433,893
Allowance for loan and lease losses, beginning of year	11,638	4,351	15,989
Allowance for loan and lease losses, end of year	16,789	5,175	21,964
The Company recorded a reduction of $867 and an additional expense of $689 in provision for loan and lease losses for the ACI portfolio for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $665 and $4,329 in provision for loan and lease losses for the ACI portfolio for the six months ended June 30, 2013 and 2012, respectively. The adjustments to provision performed are the result of changes in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the six months ended June 30, 2013 and 2012:

	Bank of Florida	Other Acquired Loans	Total
June 30, 2013
Balance, beginning of period	$99,201	$121,207	$220,408
Additions	—	12,173	12,173
Accretion	(13,995)	(21,692)	(35,687)
Reclassifications to accretable yield	7,256	23,372	30,628
Balance, end of period	$92,462	$135,060	$227,522
June 30, 2012
Balance, beginning of period	$141,750	$65,973	$207,723
Accretion	(18,614)	(12,611)	(31,225)
Reclassifications (from) to accretable yield	(10,723)	1,446	(9,277)
Balance, end of period	$112,413	$54,808	$167,221
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (FDIC) and the indemnification agreement with former shareholders of Tygris. All loans acquired through the loss share agreement with the FDIC and all loans and leases acquired in the purchase of Tygris are considered covered during the applicable indemnification period. As of June 30, 2013 and December 31, 2012, the Company does not expect to receive cash payments under these indemnification agreements due to the performance of the underlying loans.
The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of June 30, 2013 and December 31, 2012:

	Bank of Florida	Tygris	Total
June 30, 2013
Residential mortgages	$47,234	$—	$47,234
Commercial and commercial real estate	365,680	—	365,680
Lease financing receivables	—	44,537	44,537
Home equity lines	17,569	—	17,569
Consumer and credit card	636	—	636
Total recorded investment of covered loans and leases	$431,119	$44,537	$475,656
December 31, 2012
Residential mortgages	$56,390	$—	$56,390
Commercial and commercial real estate	441,998	—	441,998
Lease financing receivables	—	75,201	75,201
Home equity lines	17,992	—	17,992
Consumer and credit card	1,378	—	1,378
Total recorded investment of covered loans and leases	$517,758	$75,201	$592,959

7.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012 are as follows:

Three Months Ended June 30, 2013	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$30,185	$38,535	$3,590	$4,582	$175	$77,067
Provision for loan and lease losses	1,654	(2,422)	1,218	(387)	(34)	29
Charge-offs	(3,271)	(2,781)	(988)	(627)	(17)	(7,684)
Recoveries	117	3,549	253	120	18	4,057
Balance, end of period	$28,685	$36,881	$4,073	$3,688	$142	$73,469
Three Months Ended June 30, 2012
Balance, beginning of period	$40,739	$31,391	$3,344	$2,632	$148	$78,254
Provision for loan and lease losses	957	1,958	1,704	1,085	53	5,757
Charge-offs	(4,139)	(1,710)	(917)	(484)	(40)	(7,290)
Recoveries	162	411	29	55	15	672
Balance, end of period	$37,719	$32,050	$4,160	$3,288	$176	$77,393

Six Months Ended June 30, 2013	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Provision for loan and lease losses	3,166	(2,746)	2,256	(710)	(18)	1,948
Charge-offs	(8,340)	(4,228)	(1,696)	(1,116)	(37)	(15,417)
Recoveries	228	3,992	332	249	35	4,836
Balance, end of period	$28,685	$36,881	$4,073	$3,688	$142	$73,469
Six Months Ended June 30, 2012
Balance, beginning of period	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	4,793	7,266	2,427	2,578	48	17,112
Charge-offs	(10,833)	(4,004)	(2,098)	(1,592)	(51)	(18,578)
Recoveries	305	579	65	116	29	1,094
Balance, end of period	$37,719	$32,050	$4,160	$3,288	$176	$77,393

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of June 30, 2013 and December 31, 2012:

June 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$11,762	$11,707	$5,216	$28,685
Commercial and commercial real estate	4,024	17,990	14,867	36,881
Lease financing receivables	—	4,073	—	4,073
Home equity lines	—	3,688	—	3,688
Consumer and credit card	—	142	—	142
Total allowance for loan and lease losses	$15,786	$37,600	$20,083	$73,469
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$95,678	$5,613,048	$877,390	$6,586,116
Commercial and commercial real estate	83,001	4,534,893	472,438	5,090,332
Lease financing receivables	—	1,014,996	—	1,014,996
Home equity lines	—	169,296	—	169,296
Consumer and credit card	—	6,648	—	6,648
Total loans and leases held for investment	$178,679	$11,338,881	$1,349,828	$12,867,388

December 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$12,568	$15,888	$5,175	$33,631
Commercial and commercial real estate	5,569	17,505	16,789	39,863
Lease financing receivables	—	3,181	—	3,181
Home equity lines	—	5,265	—	5,265
Consumer and credit card	—	162	—	162
Total allowance for loan and lease losses	$18,137	$42,001	$21,964	$82,102
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$95,274	$5,747,862	$865,612	$6,708,748
Commercial and commercial real estate	92,262	4,174,429	505,077	4,771,768
Lease financing receivables	—	836,935	—	836,935
Home equity lines	—	179,600	—	179,600
Consumer and credit card	—	8,038	—	8,038
Total loans and leases held for investment	$187,536	$10,946,864	$1,370,689	$12,505,089
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the quarterly credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of June 30, 2013 and December 31, 2012:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
June 30, 2013
Residential mortgages:
Residential (1)	$4,177,574	$—	$59,757	$4,237,331
Government insured pool buyouts (2) (3)	1,477,555	871,230	—	2,348,785
Lease financing receivables	1,012,395	—	2,601	1,014,996
Home equity lines	164,928	—	4,368	169,296
Consumer and credit card	6,405	—	243	6,648
Total	$6,838,857	$871,230	$66,969	$7,777,056

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial and commercial real estate:
Commercial	$1,772,176	$302	$6,811	$3,434	$1,782,723
Commercial real estate	2,941,773	72,377	293,459	—	3,307,609
Total commercial and commercial real estate	$4,713,949	$72,679	$300,270	$3,434	$5,090,332

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2012
Residential mortgages:
Residential (1)	$3,880,360	$—	$68,924	$3,949,284
Government insured pool buyouts (2) (3)	1,590,732	1,168,732	—	2,759,464
Lease financing receivables	834,925	—	2,010	836,935
Home equity lines	175,354	—	4,246	179,600
Consumer and credit card	7,699	—	339	8,038
Total	$6,489,070	$1,168,732	$75,519	$7,733,321

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and commercial real estate:
Commercial	$1,368,054	$565	$8,416	$4,405	$1,381,440
Commercial real estate	3,027,554	79,779	282,995	—	3,390,328
Total commercial and commercial real estate	$4,395,608	$80,344	$291,411	$4,405	$4,771,768

(1)	For the periods ended June 30, 2013 and December 31, 2012, performing residential mortgages included $1,113 and $14,682, respectively of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended June 30, 2013 and December 31, 2012, performing government insured pool buyouts included $529,901 and $553,902, respectively of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of June 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
June 30, 2013
Residential mortgages:
Residential	$13,906	$7,522	$59,757	$81,185	$4,069,343	$4,150,528
Government insured pool buyouts (1)	100,271	57,901	871,230	1,029,402	528,796	1,558,198
Commercial and commercial real estate:
Commercial	733	—	2,902	3,635	1,749,513	1,753,148
Commercial real estate	3,387	136	16,830	20,353	2,844,393	2,864,746
Lease financing receivables	7,376	1,849	506	9,731	1,005,265	1,014,996
Home equity lines	1,315	301	4,368	5,984	163,312	169,296
Consumer and credit card	45	7	44	96	6,552	6,648
Total loans and leases held for investment	$127,033	$67,716	$955,637	$1,150,386	$10,367,174	$11,517,560

December 31, 2012
Residential mortgages:
Residential	$12,648	$4,844	$68,924	$86,416	$3,759,325	$3,845,741
Government insured pool buyouts (1)	132,479	70,915	1,168,732	1,372,126	625,269	1,997,395
Commercial and commercial real estate:
Commercial	242	271	4,985	5,498	1,358,107	1,363,605
Commercial real estate	—	—	71,149	71,149	2,831,937	2,903,086
Lease financing receivables	4,250	2,039	571	6,860	830,075	836,935
Home equity lines	1,221	1,108	4,246	6,575	173,025	179,600
Consumer and credit card	57	30	339	426	7,612	8,038
Total loans and leases held for investment	$150,897	$79,207	$1,318,946	$1,549,050	$9,585,350	$11,134,400

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$84,490	$77,662	$11,762	$77,501	$75,111	$12,568
Commercial and commercial real estate:
Commercial	15,170	3,837	1,145	12,356	2,615	371
Commercial real estate	23,019	18,502	2,879	56,997	33,967	5,198
Total impaired loans with an allowance recorded	$122,679	$100,001	$15,786	$146,854	$111,693	$18,137

Without a related allowance recorded:
Residential mortgages:
Residential	$23,604	$18,016	$—	$25,602	$20,163	$—
Commercial and commercial real estate:
Commercial	311	94	—	5,413	4,446	—
Commercial real estate	67,589	60,568	—	59,332	51,234	—
Total impaired loans without an allowance recorded	$91,504	$78,678	$—	$90,347	$75,843	$—

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$95,736	$706	$91,238	$654
Commercial and commercial real estate:
Commercial	4,786	—	8,480	12
Commercial real estate	76,875	250	108,857	468
Total impaired loans	$177,397	$956	$208,575	$1,134

	Six Months Ended June 30,
	2013		2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$95,582	$1,476	$91,134	$1,314
Commercial and commercial real estate:
Commercial	5,544	2	10,490	35
Commercial real estate	79,650	464	115,188	1,026
Total impaired loans	$180,776	$1,942	$216,812	$2,375
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$59,757	$—	$68,924	$—
Government insured pool buyouts	—	871,230	—	1,168,732
Commercial and commercial real estate:
Commercial	4,680	—	4,985	—
Commercial real estate	55,956	—	71,149	—
Lease financing receivables	2,601	—	2,010	—
Home equity lines	4,368	—	4,246	—
Consumer and credit card	243	—	339	—
Total non-performing loans and leases	$127,605	$871,230	$151,653	$1,168,732
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

The following is a summary of information relating to modifications considered to be TDRs for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential mortgages:
Residential	6	$2,300	$2,310	18	$7,888	$7,910
Commercial and commercial real estate:
Commercial real estate	1	1,319	1,319	2	1,695	1,695
Total	7	$3,619	$3,629	20	$9,583	$9,605

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	17	$7,693	$7,705	33	$13,707	$13,726
Commercial and commercial real estate:
Commercial	1	—	—	4	2,954	2,954
Commercial real estate	7	13,066	13,066	13	21,307	21,307
Total	25	$20,759	$20,771	50	$37,968	$37,987
The Company included 131 loans with an unpaid principal balance of $14,562 in Chapter 7 bankruptcy as TDRs at June 30, 2013. Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest only periods.
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	1	$187	1	$187
Commercial and commercial real estate:
Commercial	1	728	1	728
Commercial real estate	1	136	1	136
Total	3	$1,051	3	$1,051

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	8	$2,965	9	$3,111
Commercial and commercial real estate:
Commercial	1	860	1	860
Commercial real estate	1	3,687	1	3,687
Total	10	$7,512	11	$7,658

The recorded investment of TDRs as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
Loan Type:
Residential mortgages	$95,678	$95,275
Commercial and commercial real estate	39,546	64,674
Total recorded investment of TDRs	$135,224	$159,949
Accrual Status:
Current	$76,835	$86,495
30-89 days past-due accruing	5,401	3,600
90+ days past-due accruing	481	244
Nonaccrual	52,507	69,610
Total recorded investment of TDRs	$135,224	$159,949

TDRs classified as impaired loans	$135,224	$159,949
Valuation allowance on TDRs	12,892	16,258
8.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$375,641	$462,420	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	27,491	18,498	50,992	37,027
Acquired servicing rights	63,555	—	63,555	—
Amortization	(35,945)	(34,142)	(71,023)	(63,481)
Decrease (increase) in valuation allowance	32,572	(30,135)	45,127	(45,279)
Other	(596)	(679)	(1,792)	(1,801)
Balance, end of period	$462,718	$415,962	$462,718	$415,962
Valuation allowance:
Balance, beginning of period	$90,408	$54,599	$102,963	$39,455
Increase in valuation allowance	—	30,135	—	45,279
Recoveries	(32,572)	—	(45,127)	—
Balance, end of period	$57,836	$84,734	$57,836	$84,734
Components of loan servicing fee income for the three and six months ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractually specified service fees, net	$38,584	$33,686	$70,373	$69,071
Other ancillary fees	7,993	8,247	17,730	17,866
Other	615	550	1,252	1,102
	$47,192	$42,483	$89,355	$88,039
Residential
On April 1, 2013, EverBank purchased the servicing rights to $12,962,454 of UPB of Fannie Mae residential servicing assets for $63,555, which transferred on July 1, 2013. The acquired servicing rights will be included in the residential class of MSR.
For loans securitized and sold with servicing retained during the three and six months ended June 30, 2013 and 2012, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Average discount rates	9.61%	—	9.67%	9.38%	—	9.85%
Expected prepayment speeds	7.91%	—	14.93%	7.91%	—	14.93%
Weighted-average life in years	5.33	—	6.91	5.33	—	6.91

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
Average discount rates	8.77%	—	8.88%	8.60%	—	9.14%
Expected prepayment speeds	10.50%	—	12.07%	10.13%	—	14.62%
Weighted-average life in years	6.03	—	6.65	5.46	—	6.70
At June 30, 2013 and December 31, 2012, the Company estimated the fair value of its capitalized residential MSR to be approximately $457,643 and $363,173, respectively. The unpaid principal balance below excludes $7,172,000 and $7,049,000 at June 30, 2013 and December 31, 2012, respectively, for residential loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Unpaid principal balance	$52,842,000	$42,373,000
Gross weighted-average coupon	4.48%	4.66%
Weighted-average servicing fee	0.30%	0.30%
Expected prepayment speed (1)	15.57%	19.73%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of June 30, 2013 and December 31, 2012 is presented below.

	June 30, 2013	December 31, 2012
Prepayment Rate
10% adverse rate change	$22,707	$23,100
20% adverse rate change	43,670	44,232
Discount Rate
10% adverse rate change	16,001	12,696
20% adverse rate change	30,952	24,539
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
Commercial
The carrying value and fair value of our commercial MSR was $9,357 at June 30, 2013. As of December 31, 2012, the carrying value and fair value of our commercial MSR was $12,700 and $15,698, respectively.
9.  Income Taxes
For the three and six months ended June 30, 2013, the Company’s effective income tax rate of 38.2% for both periods differs from the statutory federal income tax rate primarily due to state income taxes. For the three and six months ended June 30, 2012, the Company's effective income tax rate of 36.4% for both periods, differs from the statutory federal income tax rate primarily due to state income taxes.
10. Share-Based Compensation
Option Plans - On March 6, 2013, the Company granted 537,154 options with a fair value on the grant date of $7.53. The fair value of each option award was estimated as of the grant date using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

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
During the six months ended June 30, 2013, 1,332,500 options were exercised with a total intrinsic value of $9,321.
Nonvested Stock - The Company issued 274,548 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the six months ended June 30, 2013. The weighted-average grant date fair value of these shares was $16.60.

11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$45,993	$11,172	$85,139	$23,018
Less dividends on preferred stock	(2,531)	(1,073)	(5,062)	(5,555)
Less undistributed net income allocated to participating preferred stock	—	(612)	—	(2,109)
Net income allocated to common shareholders	$43,462	$9,487	$80,077	$15,354
(Units in Thousands)
Average common shares outstanding	122,281	100,779	121,934	88,454
Common share equivalents:
Stock options	1,683	1,530	1,730	1,691
Nonvested stock	70	265	71	269
Average common shares outstanding, assuming dilution	124,034	102,574	123,735	90,414
Basic earnings per share	$0.36	$0.09	$0.66	$0.17
Diluted earnings per share	$0.35	$0.09	$0.65	$0.17
On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Preferred Stock, which was paid on March 1, 2012, in order to induce conversion to shares of Common Stock. On April 24, 2012, the Company's Board of Directors approved a special cash dividend of $1,073 to the holders of the Series B 4% Preferred Stock, which was paid on June 19, 2012. In addition, the Company included the Series A 6% Preferred Stock and Series B 4% Preferred Stock as a participating security through the date of conversion and upon conversion, the Company included the shares in common shares outstanding.
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options	3,201,156	4,121,160	4,673,609	5,905,837

12.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of June 30, 2013 and December 31, 2012 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
June 30, 2013
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$478,000	$—	$53,219
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	1,359,696	1,935	18,361
Forward and optional forward sales commitments	2,901,268	95,341	19,426
Interest rate swaps	55,096	—	582
Foreign exchange contracts	884,508	1,075	30,605
Equity, foreign currency, commodity and metals indexed options	146,155	8,827	—
Options embedded in client deposits	145,263	—	8,801
Indemnification assets	208,107	8,931	—
Total freestanding derivatives		116,109	77,775
Netting and cash collateral adjustments (1)		(6,879)	(80,439)
Total derivatives		$109,230	$50,555

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Fair value hedges:
Interest rate swaps	$31,247	$—	$579
Cash flow hedges:
Forward interest rate swaps	703,000	—	105,166
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	1,737,555	10,904	970
Forward and optional forward sales commitments	2,781,788	2,498	6,481
Foreign exchange contracts	963,820	10,368	2,121
Equity, foreign currency, commodity and metals indexed options	150,885	15,880	—
Options embedded in client deposits	150,181	—	15,750
Indemnification assets	273,687	9,092	—
Total freestanding derivatives		48,742	25,322
Netting and cash collateral adjustments (1)		(15,481)	(110,641)
Total derivatives		$33,261	$20,426

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of June 30, 2013 and December 31, 2012 include derivative positions netted totaling $261 and $651, respectively.

Cash Flow Hedges
Activity for derivatives in cash flow hedge relationships for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pretax losses recognized in interest expense (ineffective portion)	$—	$(205)	$—	$(270)
All changes in the value of the derivatives were included in the assessment of hedge effectiveness.
As of June 30, 2013, AOCI included $28,574 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 10 years.
 Freestanding Derivatives
The following table shows the net losses recognized for the three and six months ended June 30, 2013 and 2012 in the condensed consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$56,027	$(36,358)	$78,059	$(48,188)
Gains (losses) on indemnification assets (2)	16	570	(161)	843
Other	(6)	(49)	(146)	397
Total	$56,037	$(35,837)	$77,752	$(46,948)
(1)    Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.
(2)    Refer to Note 13 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on June 30, 2013 and December 31, 2012 was $84,406 and $107,215, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2013 and December 31, 2012, $80,700 and $109,990, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of June 30, 2013 and December 31, 2012, $100 and $40,260, respectively, of collateral was posted for positions not subject to master netting agreements.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2013 and December 31, 2012, $7,140 and $14,830, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of June 30, 2013 and December 31, 2012, the Company held $7,140 and $15,220, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of June 30, 2013 and December 31, 2012, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1	Level 2	Level 3	Netting	Total
June 30, 2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,351,318	$—	$—	$1,351,318
Asset-backed securities	—	5,829	—	—	5,829
Other	331	274	—	—	605
Total available for sale securities	331	1,357,421	—	—	1,357,752
Loans held for sale	—	1,039,977	287,906	—	1,327,883
Financial liabilities:
FDIC clawback liability	—	—	48,993	—	48,993
Derivative financial instruments:
Derivative assets (Note 12)	1,075	104,168	10,866	(6,879)	109,230
Derivative liabilities (Note 12)	30,605	82,028	18,361	(80,439)	50,555

	Level 1	Level 2	Level 3	Netting	Total
December 31, 2012
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,611,775	$—	$—	$1,611,775
Asset-backed securities	—	7,526	—	—	7,526
Other	267	310	—	—	577
Total available for sale securities	267	1,619,611	—	—	1,619,878
Loans held for sale	—	1,452,236	—	—	1,452,236
Financial liabilities:
FDIC clawback liability	—	—	50,720	—	50,720
Derivative financial instruments:
Derivative assets (Note 12)	10,368	29,282	9,092	(15,481)	33,261
Derivative liabilities (Note 12)	2,121	128,946	—	(110,641)	20,426
Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Three Months Ended June 30, 2013
Balance, beginning of period	$—	$(52,188)	$15,544
Issuances	291,288	—	91,793
Settlements	—	—	(40,259)
Gains (losses) included in earnings for the period	(3,382)	3,195	(74,574)
Balance, end of period	$287,906	$(48,993)	$(7,496)
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2013	$(3,382)	$3,195	$(23,040)

Three Months Ended June 30, 2012
Balance, beginning of period	$—	$(43,694)	$8,814
Gains (losses) included in earnings for the period	—	(3,044)	569
Balance, end of period	$—	$(46,738)	$9,383
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2012	$—	$(3,044)	$569

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Six Months Ended June 30, 2013
Balance, beginning of period	$—	$(50,720)	$9,092
Issuances	291,288	—	91,793
Transfers into Level 3	—	—	6,628
Settlements	—	—	(40,259)
Gains (losses) included in earnings for the period	(3,382)	1,727	(74,750)
Balance, end of period	$287,906	$(48,993)	$(7,496)
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2013	$(3,382)	$1,727	$(23,216)

Six Months Ended June 30, 2012
Balance, beginning of period	$15,462	$(43,317)	$8,539
Settlements	(623)	—	—
Transfers out of Level 3	(14,946)	—	—
Gains (losses) included in earnings for the period	107	(3,421)	844
Balance, end of period	$—	$(46,738)	$9,383
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2012	$107	$(3,421)	$844

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2013
FDIC clawback liability	$48,993	Discounted cash flow	Servicing cost	$7,493	-	$15,746	(1)
Indemnification asset	8,931	Discounted cash flow	Discount Rate	4.35%	-	4.35%
			Reinstatement rate	6.2%	-	61.5%	(2)
			Loss duration (in months)	9	-	78	(2)
			Loss severity (3) (5)	(3.8)%	-	17.1%	(2)
IRLCs, net	16,426	Discounted cash flow	Loan closing ratio	0.0%	-	99.0%	(4)
Loans held for sale	287,906	Discounted cash flow	Discount rate	3.39%	-	3.97%
			Prepayment rate	8.00%	-	8.00%
			Default rate	0.20%	-	3.18%
			Weighted average life (in years)	5.38	-	8.44
			Cumulative loss	0.0%	-	1.11%
			Loss severity	0.0%	-	46.73%
December 31, 2012
FDIC clawback liability	$50,720	Discounted cash flow	Servicing cost	$6,790	-	$14,558	(1)
Indemnification asset	9,092	Discounted cash flow	Reinstatement rate	3.8%	-	79.5%	(2)
			Loss duration (in months)	8	-	50	(2)
			Loss severity (3)	2.4%	-	11.3%	(2)

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

(5)
Negative loss severity results from the indemnifying party receiving a debenture rate interest from the insuring agency that more than offsets the lower note rate interest payments due from the indemnifying party under the indemnification agreement.

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
The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans. Loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the Federal Housing Administration (FHA), which is then extrapolated over the expected duration. In assessing the note to debenture rate spread in estimating severity, an analysis is performed to evaluate the cash flows related to the indemnified loans as experienced by the indemnifying party. In certain situations, the debenture rate interest received by the indemnifying party may exceed the note rate interest guaranteed under the indemnification, which will result in positive cash flows for the indemnifying party and negative severity experienced on any tranches for which the weighted average debenture rate exceeds the weighted average note rate. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience.
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
The Company estimates the fair value of Level 3 loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at our estimates.
Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at June 30, 2013 and December 31, 2012:

Total
June 30, 2013
Fair value carrying amount	$1,327,883
Aggregate unpaid principal balance	1,335,129
Fair value carrying amount less aggregate unpaid principal	$(7,246)
December 31, 2012
Fair value carrying amount	$1,452,236
Aggregate unpaid principal balance	1,387,423
Fair value carrying amount less aggregate unpaid principal	$64,813
No loans recorded under the fair value option were on nonaccrual status at June 30, 2013 or December 31, 2012.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value were $26,304 and $87,935 for the three and six months ended June 30, 2013, respectively, and $111,464 and $176,173 for the three and six months ended June 30, 2012, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at June 30, 2013 and December 31, 2012 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
June 30, 2013
Collateral-dependent loans	$—	$—	$12,699	$12,699	$(2,051)
Other real estate owned (1)	—	—	10,936	10,936	(1,933)
Mortgage servicing rights (2)	—	—	389,774	389,774	(45,127)
Loans held for sale	—	—	456,540	456,540	(6,872)
December 31, 2012
Collateral-dependent loans	$—	$—	$48,048	$48,048	$6,163
Other real estate owned (1)	—	4,030	26,787	30,817	6,230
Mortgage servicing rights (2)	—	—	320,901	320,901	63,508

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2013
Collateral-dependent loans	$12,699	Appraised value	Appraised value	NM			(1)
Other real estate owned	10,936	Appraised value	Appraised value	NM			(1)
Mortgage servicing rights	389,774	Discounted cash flow	Prepayment speed	13.6%	-	21.7%	(2)
			Discount rate	9.5%	-	10.0%	(3)
Loans held for sale	456,540	Discounted cash flow	Discount rate	3.39%	-	3.97%
			Prepayment rate	8%	-	8%
			Default rate	0.20%	-	3.18%
			Weighted average life (in years)	5.38	-	8.44
			Cumulative loss	0.0%	-	1.11%
			Loss severity	0.0%	-	46.73%
December 31, 2012
Collateral-dependent loans	$36,609	Sales comparison approach	Appraisal value adjustment	0%	-	47%
Collateral-dependent loans	11,439	Discounted appraisals	Collateral discounts	5.0%	-	5.0%
Other real estate owned	23,359	Sales comparison approach	Appraisal value adjustment	0.0%	-	82.0%
Other real estate owned	3,428	Discounted appraisals	Collateral discounts	5.0%	-	10.0%
Mortgage servicing rights	320,901	Discounted cash flow	Prepayment speed	16.5%	-	19.8%	(2)
			Discount rate	9.2%	-	9.8%	(3)

(1)	NM - Not Meaningful

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
The Company estimates the fair value of Level 3 loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at our estimates.
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Financial assets:
Investment securities:
Held to maturity	$115,319	$114,853	$—	$112,303	$2,550
Loans held for sale (1)	672,507	684,038	—	151,513	532,525
Loans held for investment (2)	11,782,996	11,788,877	—	—	11,788,877
Financial liabilities:
Time deposits	$3,816,076	$3,856,360	$—	$3,856,360	$—
Other borrowings	2,667,700	2,613,783	—	2,613,783	—
Trust preferred securities	103,750	84,707	—	—	84,707
December 31, 2012
Financial assets:
Investment securities:
Held to maturity	$143,234	$146,709	$—	$143,730	$2,979
Loans held for sale (1)	635,810	658,091	—	642,437	15,654
Loans held for investment (2)	11,589,233	11,716,283	—	—	11,716,283
Financial liabilities:
Time deposits	$4,123,594	$4,165,065	$—	$4,165,065	$—
Other borrowings (3)	3,050,698	3,085,174	—	3,085,174	—
Trust preferred securities	103,750	78,112	—	—	78,112

(1)	The carrying value of loans held for sale excludes $1,327,883 and $1,452,236 in loans measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $69,396 and $78,921 as of June 30, 2013 and December 31, 2012, respectively. In addition, the carrying values excludes $1,010,923 and $833,754 of lease financing receivables as of June 30, 2013 and December 31, 2012, respectively.

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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience specific to the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of June 30, 2013 and December 31, 2012, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets. In addition, the Company has one corporate security that is valued using the income approach. To determine the price, the Company determines the cash flows based on the contract terms which include

London Interbank Offered Rate (LIBOR) plus the spread and then discounts those cash flows at a rate that makes the present value of total discounted cash flows of a newly issued security approximate par. The spread to swap curve is interpolated based on the comparable securities that would issue in the market on the valuation date. Industry and rating factors are used to determine the comparable securities. This security has been classified as level 3.
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
Fair Value and Cash Flow Hedges — The fair value of interest rate swaps is determined by a third party from a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts. See Note 12 for additional information on fair value and cash flow hedges.

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
Unfunded credit extension commitments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Commercial(1)	$1,364,532	$1,094,900
Leasing	168,857	172,808
Residential	67,916	—
Home equity lines of credit	36,248	40,915
Credit card lines of credit	34,989	32,496
Standby letters of credit	1,341	1,274
Total unfunded credit extension commitments	$1,673,883	$1,342,393

(1)
Unfunded commercial commitments include $877,531 and $609,619 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of June 30, 2013 and December 31, 2012, respectively.

In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 12 for information on interest rate lock commitments as they are not included in the table above.
The Company has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the Company is obligated to pay $400 during the remainder of 2013. The amount due in 2014 is $3,647, which is a 5% increase from the total obligation due in 2013.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through June 30, 2013, the Company originated and securitized approximately $54,296,396 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loan servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through June 30, 2013 and sold in years 2004 through June 30, 2013. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $21,960 and $27,000 at June 30, 2013 and December 31, 2012, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at June 30, 2013 and December 31, 2012, was $61,700,811 and $49,422,104, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at June 30, 2013 and December 31, 2012, was $23,518 and $26,026, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $147,678 and $154,706 at June 30, 2013 and December 31, 2012, respectively.
Legal Actions — On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company is also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate. The outcome of these processes could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental examinations and additional litigation for the Company. As of June 30, 2013, the independent consultant completed a portion of the review and provided a remediation plan based upon certain identified deficiencies. The Company accrued $12,841 based upon information available in the current remediation plan. As of June 30, 2013, the Company is unable to determine a possible range of loss as the review is not complete and the findings have not been finalized. There is at least a reasonable possibility that an exposure to loss exists in excess of the amount accrued.
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
15. Variable Interest Entities
The Company, in the normal course of business, engages in certain activities that involve variable interest entities (VIEs), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under accounting standards as deemed appropriate.
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$168,525	$168,525	$185,000	$185,000
On-balance-sheet securitizations	141,438	141,438	99,121	99,121
Debt securities	1,467,753	1,467,753	1,757,858	1,757,858

Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records the commercial loans on its condensed consolidated balance sheet as loans held for investment.
On-balance sheet securitizations
The Company engages in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s condensed consolidated balance sheet. The Company securitizes mortgage loans generally through a GSE, such as GNMA, FNMA or FHLMC (U.S. agency-sponsored mortgages). Occasionally, the Company will transfer conforming residential mortgages to GNMA in exchange for mortgage-backed securities. The Company maintains effective control over pools of transferred assets that remain unsold at the end of the period. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the condensed consolidated balance sheet as loans held for sale.
Debt securities
All MBS, CMO and ABS securities owned by the Company are issued through VIEs. The related VIEs were not consolidated, as the Company was not determined to be the primary beneficiary. See Note 4 for information related to debt securities.
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
As noted above, the Company securitizes mortgage loans through government-sponsored entities or through private label (non-agency sponsored) securitizations. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations. Additionally, the Company does not consolidate VIEs of private label securitizations. Although the Company is the servicer of the VIE, the servicing relationship is deemed to be a fiduciary relationship and, therefore, the Company is not deemed to be the primary beneficiary of the entity. Refer to Note 5 for information related to sales of residential mortgage receivables and Note 8 for information related to mortgage servicing rights.
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three and six months ended June 30, 2013 and 2012. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended June 30, 2013
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$127,072	$15,719		$(1,574)		$—	$141,217
Total net revenue	159,726	129,620	(1)	(1,325)		—	288,021
Intersegment revenue	4,613	(4,613)		—		—	—
Depreciation and amortization	7,180	1,256		1,785		—	10,221
Income before income taxes	89,076	10,347	(1)	(24,971)	(3)	—	74,452
Total assets	15,588,567	2,805,876		194,395		(225,966)	18,362,872

	As of and for the Three Months Ended June 30, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$114,801	$11,790		$(1,607)		$—	$124,984
Total net revenue	140,406	60,314	(2)	(1,613)		—	199,107
Intersegment revenue	(2,277)	2,277		—		—	—
Depreciation and amortization	7,080	409		1,798		—	9,287
Income before income taxes	59,819	(7,872)	(2)	(34,380)		—	17,567
Total assets	13,327,046	1,902,152		124,406		(312,780)	15,040,824

	As of and for the Six Months Ended June 30, 2013
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$259,445	$28,733		$(3,145)		$—	$285,033
Total net revenue	319,880	248,003	(1)	(2,737)		—	565,146
Intersegment revenue	7,768	(7,768)		—		—	—
Depreciation and amortization	14,230	2,560		3,331		—	20,121
Income before income taxes	165,506	23,794	(1)	(51,458)	(3)	—	137,842
Total assets	15,588,567	2,805,876		194,395		(225,966)	18,362,872

	As of and for the Six Months Ended June 30, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$221,346	$22,286		$(3,025)		$—	$240,607
Total net revenue	272,179	118,683	(2)	(2,939)		—	387,923
Intersegment revenue	(4,901)	4,901		—		—	—
Depreciation and amortization	13,470	996		3,625		—	18,091
Income before income taxes	121,652	(22,394)	(2)	(63,051)		—	36,207
Total assets	13,327,046	1,902,152		124,406		(312,780)	15,040,824

(1)
Segment earnings in the Mortgage Banking segment included a $32,572 recovery on the MSR valuation allowance for the three months ended June 30, 2013 and a $45,127 recovery on the MSR valuation allowance for the six months ended June 30, 2013.

(2)
Segment earnings in the Mortgage Banking segment included a $30,135 charge for MSR impairment for the three months ended June 30, 2012 and a $45,279 charge for MSR impairment for the six months ended June 30, 2012 .

(3)	Income before income taxes includes additional allocation of intersegment expenses beginning in 2013.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the condensed consolidated financial condition and results of operations of the Company during the three and six month periods ended June 30, 2013 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on March 15, 2013.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or

Management’s Discussion and Analysis of Financial Condition and Results of Operations

other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on March 15, 2013. These factors include without limitation:

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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	our ability to complete the independent foreclosure review in a timely manner and comply with the consent order;

•	concentration of our commercial real estate loan portfolio;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	the effectiveness of the hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	compliance with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•
impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and the capital requirements promulgated by the Basel Committee on Banking Supervision ("Basel Committee");

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
Introduction and Overview
We are a thrift holding company which operates primarily through our direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium-sized business clients. We market and distribute our products and services primarily through our integrated on-line financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other business offices

Management’s Discussion and Analysis of Financial Condition and Results of Operations

throughout the country. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.
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
Key Factors Affecting Our Business and Financial Statements
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Board of Governors of the Federal Reserve Board (FRB) began decreasing short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. To stimulate economic activity and stabilize the financial markets, the FRB maintained historically low market interest rates from 2009 to 2013. While market conditions and home prices improved during this period, continued economic uncertainty resulted in high unemployment and low consumer confidence. As part of a sustained effort to spur economic growth, the FRB has reaffirmed their pledge to hold short-term interest rates low into 2014.
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
In the latter half of the second quarter of 2013, the FRB indicated their intention to reduce their bond buying activities associated with quantitative easing 3 (QE3) if the economy continued to show improvement. The uncertainty around the FRB's intent created volatility in the capital markets and resulted in a market sell-off which drove the 10-year treasury yield from 1.7% on May 2, 2013 to 2.6% on June 25, 2013. This had a direct impact on mortgage rates which increased sharply from 3.7% at the beginning of the second quarter 2013 to 4.4% at the end of the quarter. In addition, the spreads over the treasury curve widened to levels higher than we've seen since the FRB's first quantiative easing program. The move in mortgage rates impacts origination volume as the number of borrowers eligible to refinance into lower rates is reduced. However, we have made substantial investments in our retail platform focused on purchase business in anticipation of the higher rate environment. The expectation of slower prepayments due to refinancing has a positive impact on the fair value and amortization of our mortgage servicing rights. While in the near term there are both positive and negative effects of this move, the steepening of the yield curve where yields are low on short term lending but higher on the back end of the yield curve should have a positive long term effect on our business.
Regulatory Changes
Our financial condition and the results of our operations are dependent upon the composition of our balance sheet and the assets which we originate, sell, and/or retain for investment. Proposed changes to the regulatory capital treatment of certain securities and asset classes could cause our management to reevaluate components of our capital structure as well as our exposure to certain assets.
In July 2013, our primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including us and EverBank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules will become effective for the Company and EverBank on January 1, 2015 (subject to phase-in periods as discussed below).
       The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.
       When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively

Management’s Discussion and Analysis of Financial Condition and Results of Operations

resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).
       Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
       The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including us and EverBank, may make a one-time permanent election to continue to exclude these items. The Basel III Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies. However for bank holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.
       Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
       With respect to EverBank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
       The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting our determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures, which remains at an assigned risk weighting of 100%) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.
      In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
      Management believes, at June 30, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III Capital Rules will not be changed before the effective date and phase-in periods or what changes may be made.
Performance Highlights

•	GAAP diluted earnings per share was $0.35, a 17% increase from $0.30 in the first quarter 2013 and a 289% increase from $0.09 in the second quarter 2012.

•	Adjusted diluted earnings per share was $0.28, a 15% decrease from $0.33 in the first quarter 2013 and a 15% decrease from $0.33 in the second quarter 2012.[1]

•	Return on equity ("ROE") was 12.7% and adjusted ROE was 10.2%.

•	Net income of $46 million, an increase of 17% compared to the prior quarter and an increase of 312% compared to the second quarter of 2012.

•	Adjusted net income of $37 million, a decrease of 15% compared to the prior quarter and an increase of 2% compared to the second quarter of 2012.

•	Revenue of $288 million, an increase of 4% compared to the prior quarter and an increase of 45% compared to the second quarter of 2012.

•	Total organic asset generation of $3.8 billion, an increase of 15% compared to the prior quarter and an increase of 39% compared to the second quarter of 2012.

•	Total loans and leases held for investment were $12.9 billion, an increase of 5% compared to the prior quarter.

•	Annualized net charge-offs to average loans and leases held for investment were 0.12% for the quarter.

•	Tangible common equity per common share was $11.00 at June 30, 2013, an increase of 3% compared to the prior quarter and an increase of 10% compared to the second quarter 2012.

•	Our board of directors approved a 50% increase in the quarterly common stock dividend to $0.03 per share.

 1 Reconciliations of Non-GAAP financial measures can be found in Table 1, Table 1A, Table 1B, Table 7A, Table 7B, Table 7C, Table 7D and Table 18

Balance Sheet
Diversified Loan Growth
Total portfolio loans held for investment were $12.9 billion at June 30, 2013, an increase of $0.6 billion, or 5%, from the prior quarter. Year over year, this represents a $5.1 billion, or 65%, increase. Loans held for investment for the second quarter 2013 were comprised of:

(dollars in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Residential mortgages	$6,586	$6,280	$5,061
Commercial and commercial real estate	3,798	3,722	1,320
Warehouse finance	1,292	1,161	527
Lease financing receivables	1,015	911	681
Other	176	181	196
Total HFI	$12,867	$12,255	$7,785
During the second quarter, residential loans HFI increased by 5% compared to the prior quarter to $6.6 billion as we experienced significant growth in our prime jumbo hybrid ARM portfolio. Based on the current rate environment, we expect to continue to originate prime jumbo loans for our balance sheet and will selectively evaluate capital market executions. This strategy is consistent with our approach of retaining high quality loans with attractive risk-adjusted returns for our portfolio.
Our commercial lending and leasing platforms experienced strong growth in the quarter and represent approximately 47% of loans HFI in the second quarter compared to approximately 32% a year ago. Our focus on high quality commercial lending and leasing assets positions us to benefit from higher interest rate levels.
Loan Origination Activities
Organic asset generation totaled $3.8 billion and retained organic production totaled $1.1 billion for the second quarter of 2013, an increase of 15% and 111%, respectively, from the prior quarter. Total commercial loans and leases originated during the quarter were $0.5 billion, including commercial real estate originations of $0.2 billion. This represents an increase of 31% and 149%, respectively, compared to the prior quarter.
Residential loan originations were $3.2 billion for the second quarter, an increase of 12% compared to the prior quarter. Origination volume from our retail channel was $1.2 billion in the second quarter, an increase of 45% from the prior quarter and a 293% increase year over year. Purchase transactions represented 32% of total volumes and 49% of retail volumes, compared to 19% and 32%, respectively, in the prior quarter. We originated record prime jumbo loan volume of $1.1 billion during the second quarter, an increase of 36% over the prior quarter, including hybrid ARM volume of $0.5 billion and fixed-rate volume of $0.6 billion.
Subsequent to the end of the quarter, we executed a sale of our fixed-rate prime jumbo loans classified as held for sale at June 30, 2013. The transaction is expected to close in the third quarter, subject to customary closing conditions.
Deposit Growth
Total deposits were $13.7 billion at June 30, 2013, flat quarter over quarter, as increased transaction, savings and money market balances were offset by lower time deposit balances. Year over year, total deposits grew by $2.9 billion, or 27%, from $10.8 billion. At June 30, 2013, our deposits were comprised of the following:

(dollars in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Noninterest-bearing demand	$1,205	$1,287	$1,357
Interest-bearing demand	3,082	2,933	2,159
Savings and money market accounts	5,153	4,902	3,960
Global market-based accounts	1,051	1,136	1,266
Time, excluding market-based	3,179	3,416	2,062
Total deposits	$13,670	$13,674	$10,804
Other Funding Sources
Total other borrowings were $2.7 billion at June 30, 2013, a decrease of 1% quarter over quarter. We expect to continue to replace a portion of our wholesale borrowings with core deposits over time.

Financial Highlights				Table 1
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
For the Period:
Operating Results:
Total revenue	$288,021	$199,107	$565,146	$387,923
Net interest income	141,217	124,984	285,033	240,607
Provision for loan and lease losses	29	5,757	1,948	17,112
Noninterest income	146,804	74,123	280,113	147,316
Noninterest expense	213,540	175,783	425,356	334,604
Net income	45,993	11,172	85,139	23,018
Net earnings per common share, basic	0.36	0.09	0.66	0.17
Net earnings per common share, diluted	0.35	0.09	0.65	0.17
Performance Metrics:
Adjusted net income(1)	$37,303	$36,462	$81,040	$63,716
Adjusted net earnings per common share, basic(2)	0.28	0.34	0.62	0.63
Adjusted net earnings per common share, diluted(2)	0.28	0.33	0.61	0.62
Yield on interest-earning assets	4.40%	4.80%	4.43%	4.88%
Cost of interest-bearing liabilities	1.23%	1.11%	1.23%	1.14%
Net interest spread	3.17%	3.69%	3.20%	3.74%
Net interest margin	3.33%	3.86%	3.37%	3.91%
Return on average assets	1.00%	0.31%	0.93%	0.33%
Return on average equity(3)	12.71%	4.11%	11.89%	4.41%
Adjusted return on average assets(4)	0.81%	1.01%	0.88%	0.93%
Adjusted return on average equity(5)	10.17%	13.41%	11.28%	12.22%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.12%	0.34%	0.17%	0.49%
Banking and Wealth Management Metrics:
Efficiency ratio(6)	45.1%	53.8%	48.7%	49.7%
Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$3,242.2	$2,260.0	$6,140.6	$4,166.3

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	June 30, 2013	December 31, 2012
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$489,587	$443,914
Investment securities	1,615,296	1,921,284
Loans held for sale	2,000,390	2,088,046
Loans and leases held for investment, net	12,793,919	12,422,987
Total assets	18,362,872	18,242,878
Deposits	13,669,866	13,142,388
Total liabilities	16,813,489	16,791,702
Total shareholders’ equity	1,549,383	1,451,176
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 18)	0.92%	1.08%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 19)	0.57%	0.66%
Capital Ratios:
Tier 1 leverage ratio (bank level) (see Table 31)	8.3%	8.0%
Tier 1 risk-based capital ratio (see Table 31)	13.1%	12.8%
Total risk-based capital ratio (bank level) (see Table 31)	13.7%	13.5%
Tangible equity to tangible assets (see Table 1B)	8.2%	7.7%
Deposit Metrics:
Deposit growth (trailing 12 months)	26.5%	28.0%
Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$61,700.8	$51,198.7
Tangible Common Equity Per Common Share:
Excluding accumulated other comprehensive loss(7)	$11.65	$11.02
Including accumulated other comprehensive loss(8)	11.00	10.30

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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Net income	$45,993	$11,172	$85,139	$23,018
Transaction expense, net of tax	—	2,363	—	3,184
Non-recurring regulatory related expense, net of tax	12,042	3,780	23,467	6,843
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(538)	463	412	2,598
MSR impairment (recovery), net of tax	(20,194)	18,684	(27,978)	28,073
Adjusted net income	$37,303	$36,462	$81,040	$63,716
Adjusted net income allocated to preferred stock	2,531	2,206	5,062	7,696
Adjusted net income allocated to common shareholders	$34,772	$34,256	$75,978	$56,020
Adjusted net earnings per common share, basic	$0.28	$0.34	$0.62	$0.63
Adjusted net earnings per common share, diluted	$0.28	$0.33	$0.61	$0.62
Weighted average common shares outstanding:
(units in thousands)
Basic	122,281	100,779	121,934	88,454
Diluted	124,034	102,574	123,735	90,414
A reconciliation of tangible equity, tangible common equity and adjusted tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Adjusted Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	June 30, 2013	December 31, 2012
Shareholders’ equity	$1,549,383	$1,451,176
Less:
Goodwill	46,859	46,859
Intangible assets	6,867	7,921
Tangible equity	1,495,657	1,396,396
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	1,345,657	1,246,396
Less:
Accumulated other comprehensive loss	(80,389)	(86,784)
Adjusted tangible common equity	$1,426,046	$1,333,180
Total assets	$18,362,872	$18,242,878
Less:
Goodwill	46,859	46,859
Intangible assets	6,867	7,921
Tangible assets	$18,309,146	$18,188,098

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

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2A
	Three Months Ended
	June 30, 2013			June 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$616,553	$317	0.21%	$128,325	$82	0.26%
Investment securities	1,569,234	14,077	3.59%	2,108,672	20,137	3.82%
Other investments	136,249	736	2.17%	122,919	562	1.84%
Loans held for sale	2,559,305	22,371	3.50%	2,974,918	37,446	5.03%
Loans and leases held for investment:
Residential mortgages	6,220,190	68,346	4.40%	5,225,570	53,390	4.09%
Commercial and commercial real estate	4,805,116	61,261	5.07%	1,642,813	20,324	4.89%
Lease financing receivables	943,101	18,311	7.77%	621,667	21,298	13.70%
Home equity lines	170,039	2,371	5.59%	191,673	3,297	6.92%
Consumer and credit card	7,221	63	3.50%	8,045	61	3.05%
Total loans and leases held for investment	12,145,667	150,352	4.94%	7,689,768	98,370	5.11%
Total interest-earning assets	17,027,008	$187,853	4.40%	13,024,602	$156,597	4.80%
Noninterest-earning assets	1,342,084			1,437,511
Total assets	$18,369,092			$14,462,113
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,006,281	$5,776	0.77%	$2,123,862	$3,816	0.72%
Market-based money market accounts	421,180	758	0.72%	435,496	823	0.76%
Savings and money market accounts, excluding market-based	5,024,910	9,465	0.76%	3,861,879	7,266	0.76%
Market-based time	683,027	1,269	0.75%	851,735	1,905	0.90%
Time, excluding market-based	3,345,856	9,299	1.11%	1,940,577	6,609	1.37%
Total deposits	12,481,254	26,567	0.85%	9,213,549	20,419	0.89%
Borrowings:
Trust preferred securities	103,750	1,644	6.36%	103,750	1,607	6.23%
Federal Home Loan Bank (FHLB) advances	2,533,707	18,425	2.88%	2,068,750	9,500	1.85%
Repurchase agreements	—	—	0.00%	20,283	87	1.73%
Total interest-bearing liabilities	15,118,711	$46,636	1.23%	11,406,332	$31,613	1.11%
Noninterest-bearing demand deposits	1,393,071			1,462,506
Other noninterest-bearing liabilities	339,039			505,365
Total liabilities	16,850,821			13,374,203
Total shareholders’ equity	1,518,271			1,087,910
Total liabilities and shareholders’ equity	$18,369,092			$14,462,113
Net interest income/spread		$141,217	3.17%		$124,984	3.69%
Net interest margin			3.33%			3.86%

Memo: Total deposits including non-interest bearing	$13,874,325	$26,567	0.76%	$10,676,055	$20,419	0.77%

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2B
	Six Months Ended
	June 30, 2013			June 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$583,800	$615	0.21%	$146,720	$186	0.25%
Investment securities	1,640,574	29,567	3.61%	2,096,297	40,408	3.86%
Other investments	137,427	1,496	2.20%	110,725	840	1.53%
Loans held for sale	2,494,176	42,680	3.42%	2,840,935	71,395	5.03%
Loans and leases held for investment:
Residential mortgages	6,383,075	138,925	4.35%	4,954,469	101,478	4.10%
Commercial and commercial real estate	4,716,687	122,525	5.18%	1,411,401	36,770	5.15%
Lease financing receivables	902,270	37,724	8.36%	602,573	45,164	14.99%
Home equity lines	173,342	4,523	5.26%	194,746	5,667	5.85%
Consumer and credit card	7,213	132	3.69%	7,952	120	3.03%
Total loans and leases held for investment	12,182,587	303,829	4.98%	7,171,141	189,199	5.27%
Total interest-earning assets	17,038,564	$378,187	4.43%	12,365,818	$302,028	4.88%
Noninterest-earning assets	1,341,590			1,395,033
Total assets	$18,380,154			$13,760,851
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,908,343	$11,234	0.78%	$2,115,810	$7,555	0.72%
Market-based money market accounts	426,333	1,597	0.76%	443,092	1,675	0.76%
Savings and money market accounts, excluding market-based	4,855,737	18,498	0.77%	3,817,059	14,314	0.75%
Market-based time	704,210	2,840	0.81%	876,462	4,269	0.98%
Time, excluding market-based	3,569,336	19,221	1.09%	1,923,743	13,580	1.42%
Total deposits	12,463,959	53,390	0.86%	9,176,166	41,393	0.91%
Borrowings:
Trust preferred securities	103,750	3,286	6.39%	103,750	3,025	5.86%
Federal Home Loan Bank (FHLB) advances	2,564,154	36,256	2.81%	1,565,464	16,829	2.16%
Repurchase agreements	28,146	222	1.59%	21,289	174	1.64%
Other	—	—	0.00%	18	—	0.00%
Total interest-bearing liabilities	15,160,009	$93,154	1.23%	10,866,687	$61,421	1.14%
Noninterest-bearing demand deposits	1,385,131			1,383,610
Other noninterest-bearing liabilities	338,343			467,487
Total liabilities	16,883,483			12,717,784
Total shareholders’ equity	1,496,671			1,043,067
Total liabilities and shareholders’ equity	$18,380,154			$13,760,851
Net interest income/spread		$285,033	3.20%		$240,607	3.74%
Net interest margin			3.37%			3.91%

Memo: Total deposits including non-interest bearing	$13,849,090	$53,390	0.77%	$10,559,776	$41,393	0.79%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 3
	Three Months Ended			Six Months Ended
	June 30, 2013 Compared			June 30, 2013 Compared
	to June 30, 2012			to June 30, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$316	$(81)	$235	$542	$(113)	$429
Investment securities	(5,138)	(922)	(6,060)	(8,723)	(2,118)	(10,841)
Other investments	61	113	174	203	453	656
Loans held for sale	(5,212)	(9,863)	(15,075)	(8,649)	(20,066)	(28,715)
Loans and leases held for investment:
Residential mortgages	10,142	4,814	14,956	29,046	8,401	37,447
Commercial and commercial real estate	38,553	2,384	40,937	84,412	1,343	85,755
Lease financing receivables	10,979	(13,966)	(2,987)	22,278	(29,718)	(7,440)
Home equity lines	(373)	(553)	(926)	(621)	(523)	(1,144)
Consumer and credit card	(6)	8	2	(11)	23	12
Total loans and leases held for investment	59,295	(7,313)	51,982	135,104	(20,474)	114,630
Total change in interest income	49,322	(18,066)	31,256	118,477	(42,318)	76,159
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,584	$376	$1,960	$2,830	$849	$3,679
Market-based money market accounts	(27)	(38)	(65)	(63)	(15)	(78)
Savings and money market accounts, excluding market-based	2,204	(5)	2,199	3,863	321	4,184
Market-based time	(379)	(257)	(636)	(837)	(592)	(1,429)
Time, excluding market-based	4,800	(2,110)	2,690	11,588	(5,947)	5,641
Total deposits	8,182	(2,034)	6,148	17,381	(5,384)	11,997
Borrowings:
Trust preferred securities	—	37	37	—	261	261
FHLB advances	2,145	6,780	8,925	10,697	8,730	19,427
Repurchase agreements	(87)	—	(87)	56	(8)	48
Total change in interest expense	10,240	4,783	15,023	28,134	3,599	31,733
Total change in net interest income	$39,082	$(22,849)	$16,233	$90,343	$(45,917)	$44,426

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average interest-earning assets.
Net interest income increased by $16.2 million, or 13%, in the second quarter of 2013 compared to the same period in 2012 due to an increase in interest income of $31.3 million, or 20%, partially offset by an increase in interest expense of $15.0 million, or 48%.
Net interest income increased by $44.4 million, or 18%, in the first six months of 2013, compared to the same period in 2012, due to an increase in interest income of $76.2 million or 25%, and an increase in interest expense of $31.7 million or 52%.
Our net interest margin decreased by 53 basis points in the second quarter of 2013 and 54 basis points in the first six months of 2013 compared to the same periods in 2012, which was led by a decrease in yields in our interest-earning assets.
Yields on our interest-earning assets decreased by 40 basis points in the second quarter of 2013 and by 45 basis points in the first six months of 2013, compared to the same periods in 2012, primarily due to a decrease in yields for both our loans and leases held for investment and our loans held for sale. Our lease financing receivables portfolio led the decrease in loans and leases held for investment yields as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized $4.9 million, a decrease of $5.7 million, in excess accretion in the second quarter of 2013 compared to the same period in 2012. We recognized $11.3 million, a decrease of $12.5 million, in excess accretion in the first six months of 2013 compared to the same period in 2012. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. The decrease in yields on our loans held for sale is due primarily to the transfer of $1.9 billion of mortgage pool buyouts with attractive yields from loans held for sale to loans held for investment during the third quarter of 2012 offset by organic production of fixed rate, jumbo mortgages at market interest rates.

Average balances of our interest-earning assets increased by $4.0 billion, or 31%, in the second quarter of 2013 compared to the same period in 2012 primarily due to a $4.5 billion increase in loans and leases held for investment.
Average balances of our interest-earning assets increased by $4.7 billion, or 38%, in the first six months of 2013 compared to the same period in 2012 primarily due to a $5.0 billion increase in loans and leases held for investment.
The increase in the average balance of loans held for investment for the three and six months ended June 30, 2013, compared to the same periods in 2012 was due primarily to our commercial and commercial real estate and residential mortgage portfolios. Our fourth quarter 2012 acquisition of BPL contributed to the growth in our commercial and commercial real estate portfolio with a $2.2 billion increase in our average balance in the second quarter of 2013 and $2.2 billion increase in the first six months of 2013. Our warehouse finance acquisition, which closed in the second quarter of 2012, contributed $720 million to the increase in our average balance in the second quarter of 2013 and $790 million in the first six months of 2013.
The increase in the average balance of our residential mortgage portfolio increased primarily due to the transfer of mortgage pool buyouts during the third quarter of 2012 as well as a transfer of jumbo preferred residential mortgage and commercial loans from loans held for sale to loans held for investment at the lower of cost or fair value during the three months ended June 30, 2013. The preferred adjustable rate mortgage (ARM) loans were transferred to our portfolio as the credit profile and duration of these loans offer attractive risk adjusted returns.
Average balances in our interest-bearing liabilities increased by $3.7 billion, or 33%, in the second quarter of 2013 and by $4.3 billion, or 40% in the first six months of 2013, compared to the same periods in 2012 primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $3.3 billion, or 35%, in the second quarter of 2013 and $3.3 billion, or 36%, in the first six months of 2013 compared to the same periods in 2012 primarily due to growth in time deposits (excluding market-based), savings and money market accounts (excluding market-based), and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products during 2013. We continued to focus on marketing and promoting products in the second quarter of 2013 and expect to replace a portion of our wholesale borrowings with core deposits over time. Due to the significant deposit growth through the first half of 2013, we reduced the interest rates being paid on our interest bearing demand and money market accounts by 15 basis points from 0.76% to 0.61% from May 30, 2013 to July 1, 2013. Average balances in our FHLB advances increased by $0.5 billion in the second quarter of 2013 and by $1.0 billion in the first six months of 2013, compared to the same periods in 2012 to fund strategic acquisitions and other asset growth in 2013 and to take advantage of historically low interest rates.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our acquired credit impaired (ACI) loans. We recorded a provision for loan and lease losses of $0.03 million in the second quarter of 2013, which is a decrease of 99% from $5.8 million in the same period in 2012. We recorded a provision for loan and lease losses of $1.9 million in the first six months of 2013, which is a decrease of 89% from $17.1 million in the same period in 2012. Provision expense increased $0.7 million during the second quarter of 2013 as compared to the same period in 2012 due to adjustable loans resetting at higher interest rates. For the first six months of 2013, provision for loan and lease losses decreased for both our residential and commercial portfolios compared to the same period in 2012. The residential provision decreased primarily due to sustained performance in preferred product originations, continued loan performance from the portfolio acquisition in the first six months of 2012 and fewer charge-offs on our home equity lines. In addition, our provision related to residential TDRs decreased due to improved expected performance of these loans and lower charge-off amounts.
The commercial and commercial real estate loan provision decreased due to new originations with increased credit quality. The net commercial provision also decreased due to favorable property sales, lower charge off amounts and an increase in performing TDRs that resulted in a change in our default assumption. Commercial impairment decreased due to increases in residual values of collateral as well as the increases in expected cash flows.
Noninterest Income
Noninterest income increased by $72.7 million or 98%, in the second quarter of 2013 and by $132.8 million, or by 90%, in the first six months of 2013, compared to the same periods in 2012. The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Loan servicing fee income	$47,192	$42,483	$89,355	$88,039
Amortization of MSR	(35,945)	(34,143)	(71,023)	(63,481)
Recovery (impairment) of MSR	32,572	(30,134)	45,127	(45,279)
Net loan servicing income	43,819	(21,794)	63,459	(20,721)
Gain on sale of loans	75,837	69,926	158,148	118,103
Loan production revenue	10,063	9,852	19,552	17,289
Deposit fee income	4,290	5,828	10,215	12,067
Other lease income	6,471	8,822	12,882	17,485
Other	6,324	1,489	15,857	3,093
Total Noninterest Income	$146,804	$74,123	$280,113	$147,316
The increase in noninterest income was driven primarily by net loan servicing income, gain on sale of loans and other noninterest income.
Net loan servicing income increased by $65.6 million in the second quarter of 2013 and by $84.2 million in the first six months of 2013, compared to the same periods in 2012. The increase was primarily due to recoveries recognized on MSR valuation allowance in the first and second quarters of 2013 compared to MSR impairment recognized in the first and second quarters of 2012. MSR recovery is due to lower projected prepayment speeds as a result of increases in mortgage interest rates. This increase in net loan servicing income was offset by increased amortization of $1.8 million in the second quarter of 2013 and $7.5 million in the first six months of 2013, compared to the same periods in 2012 due to elevated prepayment levels driven by refinancing demand and government sponsored refinancing programs, such as HARP. In addition, servicing fees increased by $4.7 million in the second quarter of 2013 and $1.3 million in the first six months of 2013, as the UPB of our servicing portfolio increased by $8.4 billion, to $61.7 billion as of June 30, 2013 due to the acquisition of $13.0 billion of residential servicing on April 1, 2013, compared to the same period in 2012.
Gain on sale of loans increased by $5.9 million, or 8%, in the second quarter of 2013 and by $40 million, or 34% in the first six months of 2013, compared to the same periods in 2012, primarily driven by low interest rates for most of the period which resulted in increased lending volume. This increase was offset by a reduction in our gain on sale margin which was impacted by the market sell-off at quarter end as well as spread widening in spread products such as HARP 2.0 specified pools and the non-agency market. Refinancing demand was most notably due to the Home Affordable Refinance Program (HARP) 2.0 and the low mortgage interest rate environment throughout the period. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products. Mortgage lending volume increased by $982.2 million, or 43%, to $3.2 billion in the second quarter of 2013 compared to the same period in 2012. Mortgage lending volume increased by $2.0 billion, or 47%, to $6.1 billion in the first six months of 2013 compared to the same period in 2012.
    Deposit fee income decreased by $1.5 million, or 26%, in the second quarter of 2013 and $1.9 million, or 15%, in the first six months of 2013, compared to the same periods in 2012. The decrease was due to the decline in deposit principal as the dollar performed well against other foreign currencies.
Other lease income decreased by $2.4 million, or 27%, in the second quarter of 2013 and $4.6 million, or 26%, in the first six months of 2013, compared to the same periods in 2012. Lease income decreased as a result of lower income related to late fees, lower operating lease revenue due to the declining operating lease portfolio and higher net losses on lease terminations.
Other noninterest income increased by $4.8 million in the second quarter of 2013 and $12.8 million in the first six months of 2013, compared to the same periods in 2012 due primarily to prepayment penalty income related to serviced loans in the business lending trusts (BLTs), acquired with the BPL acquisition as well as income related to the recovery of losses experienced on loans and servicing rights previously acquired.
Noninterest Expense
Noninterest expense increased by $37.8 million, or 21%, in the second quarter of 2013 and $90.8 million, or 27%, in the first six months of 2013 compared to the same periods in 2012. The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Salaries, commissions and other employee benefits expense	$118,457	$76,277	$228,936	$142,867
Equipment expense	20,707	16,889	40,559	32,837
Occupancy expense	7,547	6,017	14,931	11,366
General and administrative expense:
Professional fees	24,754	19,319	47,802	34,929
Foreclosure and other real estate owned (OREO) expense	9,614	14,969	16,641	25,928
Other credit-related expenses	1,850	5,806	4,178	17,616
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	8,358	9,352	22,060	18,613
Advertising and marketing expense	6,320	8,646	16,701	14,553
Other	15,933	18,508	33,548	35,895
Total general and administrative expense	66,829	76,600	140,930	147,534
Total Noninterest Expense	$213,540	$175,783	$425,356	$334,604
The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense partially offset by decreases in general and administrative expense.
Salaries, commissions and employee benefits increased by $42.2 million, or 55% in the second quarter of 2013 and $86.1 million, or 60%, in the first six months of 2013, compared to the same periods in 2012 due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $27.1 million in the second quarter of 2013 and $54.1 million in the first six months of 2013, which included an increase in variable commissions of $11.3 million and $21.5 million, respectively. Salary and headcount increases were driven by increased mortgage lending and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the acquisitions of warehouse finance and BPL in 2012, legal and regulatory compliance, as well as general operations growth. Headcount growth was 61%, 22%, and 33% in our Mortgage Banking, Banking and Wealth Management and Corporate Services reporting segments, respectively, as of June 30, 2013 compared to the same period in 2012.
Occupancy and equipment expense increased by $5.3 million, or 23%, in the second quarter of 2013 and by $11.3 million, or 26%, in the first six months of 2013, compared to the same periods in 2012. The increase was primarily due to increased costs associated with the expansion of our retail lending channels. Additionally, increased expenses are due to our warehouse finance and BPL acquisitions and overall expansion and growth of the business.
General and administrative expense decreased by $9.8 million, or 13%, in the second quarter of 2013 and $6.6 million, or 4%, in the first six months of 2013, compared to the same periods in 2012. For the second quarter of 2013 decreases were experienced in foreclosure and OREO expense, other credit-related expenses, advertising and marketing expense, FDIC premium assessment and other agency fees and other general and administrative expense, partially offset by an increase in professional fees compared to the same period in 2012. For the first six months of 2013 decreases were experienced in other credit-related expenses, foreclosure and OREO expense, and other general and administrative expense, partially offset by increases in professional fees, FDIC premium assessment and other agency fees and advertising and marketing expense compared to the same period in 2012.
Professional fees increased by $5.4 million, or 28%, in the second quarter of 2013 and $12.9 million, or 37%, in the first six months of 2013, compared to the same periods in 2012. The increase was primarily associated with the increase in consultant costs associated with the consent order remediation process we are undergoing.
Foreclosure and OREO expense decreased by $5.4 million, or 36%, in the second quarter of 2013 and by $9.3 million, or 36%, in the first six months of 2013, compared to the same periods in 2012 due primarily to a decrease in foreclosure-related expenses. Foreclosure expenses decreased by $3.8 million in the second quarter of 2013 and by $5.6 million in the first six months of 2013, compared to the same periods in 2012 due to improved credit quality and the decrease in government insured pool buyout activity over the past year. OREO expense decreased $1.6 million in the second quarter of 2013, and by $3.7 million in the first six months of 2013, due to stabilizing property values and declining losses incurred on OREO properties as a result.
Other credit-related expenses decreased by $4.0 million, or 68%, in the second quarter of 2013 and by $13.4 million, or 76%, in the first six months of 2013, compared to the same periods in 2012 primarily due to a decrease in our repurchase reserve expenses related to our originated and serviced loans. We describe our reserves for loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
FDIC insurance premium assessment and other agency fees decreased by $1.0 million, or 11%, in the second quarter of 2013 and increased by $3.4 million, or 19%, in the first six months of 2013 compared to the same periods in 2012. The increase in the first six months of 2013 was due to retrospective fee assessment which was charged during the first quarter of 2013.
Advertising and marketing expense decreased by $2.3 million, or 27%, in the second quarter of 2013, and increased by $2.1 million, or 15%, in the first six months of 2013, compared to the same periods in 2012. The decrease in the second quarter of 2013 was due to the reduction in overall advertising as well as sponsorships. The increase in the first six months of 2013 was due primarily to our deposit gathering initiatives and our sponsorship of the Professional Golfers' Association (PGA) Golf Tournament during the first quarter of 2013.
Subsequent to quarter end, we announced we will cease originating residential mortgages through our wholesale broker lending channel. Origination volume attributable to the wholesale broker channel was $0.5 billion in the second quarter and $1.2 billion year-to-date. These actions will eliminate approximately 150 positions nationwide and result in a one-time after-tax charge of $2.0 to $4.0 million which will be recognized in the third quarter of 2013.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 6
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Provision for income taxes	$28,459	$6,395	$52,703	$13,189
Effective tax rates	38.2%	36.4%	38.2%	36.4%
For the three and six months ended June 30, 2013 and 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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

The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended June 30, 2013
Net interest income (loss)	$127,072	$15,719	$(1,574)	$—	$141,217
Provision for loan and lease losses	(1,320)	1,349	—	—	29
Net interest income after provision for loan and lease losses	128,392	14,370	(1,574)	—	141,188
Noninterest income	32,654	113,901	249	—	146,804
Noninterest expense:
Foreclosure and OREO expense	6,577	3,037	—	—	9,614
Other credit-related expenses	1,238	612	—	—	1,850
All other noninterest expense	64,155	114,275	23,646	—	202,076
Income (loss) before income tax	89,076	10,347	(24,971)	—	74,452
Adjustment items (pre-tax):
Decrease in Bank of Florida non-accretable discount	(867)	—	—	—	(867)
MSR impairment (recovery)	—	(32,572)	—	—	(32,572)
Transaction and non-recurring regulatory related expense	—	18,012	1,410	—	19,422
Adjusted income (loss) before income tax	$88,209	$(4,213)	$(23,561)	$—	$60,435
Total assets as of June 30, 2013	$15,588,567	$2,805,876	$194,395	$(225,966)	$18,362,872

Business Segments Selected Financial Information					Table 7B
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Three Months Ended June 30, 2012
Net interest income (loss)	$114,801	$11,790	$(1,607)	$—	$124,984
Provision for loan and lease losses	5,041	716	—	—	5,757
Net interest income after provision for loan and lease losses	109,760	11,074	(1,607)	—	119,227
Noninterest income	25,605	48,524	(6)	—	74,123
Noninterest expense:
Foreclosure and OREO expense	12,378	2,591	—	—	14,969
Other credit-related expenses	1,604	4,193	9	—	5,806
All other noninterest expense	61,564	60,686	32,758	—	155,008
Income (loss) before income tax	59,819	(7,872)	(34,380)	—	17,567
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	747	—	—	—	747
MSR impairment	—	30,135	—	—	30,135
Transaction and non-recurring regulatory related expense	—	5,461	4,448	—	9,909
Adjusted income (loss) before income tax	$60,566	$27,724	$(29,932)	$—	$58,358
Total assets as of June 30, 2012	$13,327,046	$1,902,152	$124,406	$(312,780)	$15,040,824

Business Segments Selected Financial Information					Table 7C
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Six Months Ended June 30, 2013
Net interest income (loss)	$259,445	$28,733	$(3,145)	$—	$285,033
Provision for loan and lease losses	(1,399)	3,347	—	—	1,948
Net interest income after provision for loan and lease losses	260,844	25,386	(3,145)	—	283,085
Noninterest income	60,435	219,270	408	—	280,113
Noninterest expense:
Foreclosure and OREO expense	11,862	4,779	—	—	16,641
Other credit-related expenses	1,908	2,270	—	—	4,178
All other noninterest expense	142,003	213,813	48,721	—	404,537
Income (loss) before income tax	165,506	23,794	(51,458)	—	137,842
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	665	—	—	—	665
MSR impairment (recovery)	—	(45,127)	—	—	(45,127)
Transaction and non-recurring regulatory related expense	5,252	29,543	3,056	—	37,851
Adjusted income (loss) before income tax	$171,423	$8,210	$(48,402)	$—	$131,231
Total assets as of June 30, 2013	$15,588,567	$2,805,876	$194,395	$(225,966)	$18,362,872

Business Segments Selected Financial Information					Table 7D
	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
(dollars in thousands)
Six Months Ended June 30, 2012
Net interest income (loss)	$221,346	$22,286	$(3,025)	$—	$240,607
Provision for loan and lease losses	15,356	1,756	—	—	17,112
Net interest income after provision for loan and lease losses	205,990	20,530	(3,025)	—	223,495
Noninterest income	50,833	96,397	86	—	147,316
Noninterest expense:
Foreclosure and OREO expense	20,340	5,588	—	—	25,928
Other credit-related expenses	1,421	16,183	12	—	17,616
All other noninterest expense	113,410	117,550	60,100	—	291,060
Income (loss) before income tax	121,652	(22,394)	(63,051)	—	36,207
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	4,191	—	—	—	4,191
MSR impairment	—	45,279	—	—	45,279
Transaction and non-recurring regulatory related expense	—	10,183	5,990	—	16,173
Adjusted income (loss) before income tax	$125,843	$33,068	$(57,061)	$—	$101,850
Total assets as of June 30, 2012	$13,327,046	$1,902,152	$124,406	$(312,780)	$15,040,824

Banking and Wealth Management

Banking and Wealth Management			Table 8
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Interest income
Interest and fees on loans and leases	$152,385	$126,296	$309,997	$243,197
Interest and dividends on investment securities	14,813	20,699	31,063	41,248
Other interest income (1)	12,397	8,084	23,058	15,285
Total interest income	179,595	155,079	364,118	299,730
Interest expense
Deposits	26,560	20,411	53,378	41,379
Other borrowings	18,425	9,587	36,478	17,004
Other interest expense (2)	7,538	10,280	14,817	20,001
Total interest expense	52,523	40,278	104,673	78,384
Net interest income	127,072	114,801	259,445	221,346
Provision for loan and lease losses	(1,320)	5,041	(1,399)	15,356
Net interest income after provision for loan and lease losses	128,392	109,760	260,844	205,990
Noninterest income
Gain on sale of loans	17,539	10,918	25,868	21,470
Other	15,115	14,687	34,567	29,363
Total noninterest income	32,654	25,605	60,435	50,833
Noninterest expense
Salaries, commissions and employee benefits	30,566	22,048	61,369	42,712
Equipment and occupancy	13,718	12,283	27,272	23,631
Foreclosure and OREO	6,577	12,378	11,862	20,340
Other general and administrative	21,109	28,837	55,270	48,488
Total noninterest expense	71,970	75,546	155,773	135,171
Income before income taxes	$89,076	$59,819	$165,506	$121,652

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Banking and Wealth Management segment earnings increased by $29.3 million, or 49%, in the second quarter of 2013 compared to the same period in 2012 primarily due to increases in net interest income, noninterest income and gain on sale of loans as well as a decrease in provision for loan and lease losses and noninterest expense. Segment earnings increased by $43.9 million, or 36%, in the first six months of 2013 compared to the same period in 2012 primarily due to increases in net interest income, noninterest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.
Net interest income increased by $12.3 million, or 11%, in the second quarter of 2013, and by $38.1 million, or 17%, in the first six months of 2013 compared to the same periods in 2012 due to an increase in interest income from acquisitions of $24.5 million in the second quarter of 2013 and $64.4 million in the first six months of 2013, partially offset by an increase in interest expense of $12.2 million in the second quarter of 2013, and $26.3 million in the first six months of 2013 . The warehouse finance acquisition, completed in the second quarter of 2012, and BPL acquisition, completed in the fourth quarter of 2012, contributed $10.4 million and $47.0 million, respectively, to interest income during the first six months of 2013. Interest expense increased primarily due to growth in FHLB advances and deposits throughout 2012 to fund a portion of our asset growth and to take advantage of historically low fixed borrowing rates. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Provision for loan and lease losses decreased by $6.4 million, or 126%, in the second quarter of 2013 and by $16.8 million, or 109%, in the first six months of 2013 compared to the same periods in 2012 due primarily to improving credit performance in our residential and commercial portfolios. Our loan portfolio experienced net charge-offs of $3.6 million and $10.6 million for the three and six months ended June 30, 2013 compared to $6.6 million and $17.5 million in the same periods of 2012. The improved credit performance resulted in an annualized net charge-off ratio of 0.12% in the second quarter of 2013 compared to 0.34% in the same period in 2012. For a detailed explanation of changes in our allowance for loan and lease losses, please refer to "Loan and Lease Quality."
Noninterest income increased by $7.0 million, or 28%, in the second quarter of 2013 and by $9.6 million, or 19%, in the first six months of 2013, compared to the same periods in 2012. The warehouse finance and BPL acquisitions contributed $1.5 million and $3.4 million, respectively, to noninterest income during the second quarter of 2013, and $2.1 million and $6.6 million, respectively, in the first six months of 2013. Prepayment penalty income related to commercial loan servicing drove the noninterest income contributed by the BPL acquisition. Additionally, we generated $4.0 million in the first six months of 2013, of noninterest income related to the recovery of losses experienced on loans and servicing rights previously acquired. Increases were offset by a $2.4 million decrease in lease income for the second quarter of 2013 and a $4.6 million decrease for the first six months of 2013, compared to the same periods of 2012, as late fees related to our deferred financing leases are included in net interest income. Additionally, there was a $6.6 million increase in gains from third party loan sales for the first quarter and $4.4 for the first six months of 2013. Increased gain on sale of loans for the second quarter of 2013 increased $6.6 million compared to the same period in 2012 due to gains on loan sales related to securitization and sales activities related primarily to the redelivery of reperforming pool buyouts into GNMA securities.
Noninterest expense decreased by $3.6 million, or 5%, in the second quarter of 2013 and increased by $20.6, or 15%, in the first six months of 2013 compared to the same periods in 2012. The decrease in the second quarter of 2013 was primarily due to a decrease in our foreclosure and OREO expenses and other general and administrative expenses partially offset by an increase in salaries, commissions, and employee benefits. The increase in the first six months of 2013 compared to the same period in 2012 was primarily due to an increase in salaries, commissions, and employee benefits and other general and administrative expenses partially offset by a decrease in foreclosure and OREO expenses.
Salaries, commissions, and employee benefits increased by $8.5 million, or 39%, in the second quarter of 2013 and by $18.7 million, or 44%, in the first six months of 2013, compared to the same periods in 2012 due to the warehouse finance and BPL acquisitions. Total Banking and Wealth Management headcount increased by 22% as of June 30, 2013, compared to the same period in 2012.
Equipment and occupancy expense increased by $1.4 million, or 12%, in the second quarter of 2013 and by $3.6 million, or 15%, in the first six months of 2013 compared to the same periods in 2012 primarily due to growth within the business segment due to our warehouse finance and BPL acquisitions. Additional growth is due to our new WorldCurrency® system and overall expansion and growth of the segment.
Foreclosure and OREO expense decreased by $5.8 million, or 47%, in the second quarter of 2013 and $8.5 million, or 42%, in the first six months of 2013 compared to the same period in 2012 primarily due to stabilizing property values and declining losses on OREO properties as a result. OREO related expenses and provisions decreased by $0.8 million in the second quarter of 2013 and by $1.4 million in the first six months of 2013, compared to the same periods in 2012. Additionally, foreclosure expenses decreased by $4.1 million in the second quarter of 2013, and by $5.0 million for the first six months of 2013, compared to the same periods in 2012 due to improved credit quality and home prices and the decrease in government insured pool buyout activity over the past year.
Other general and administrative expense decreased by $7.7 million, or 27%, in the second quarter of 2013 and increased by $6.8 million, or 14%, in the first six months of 2013, compared to the same periods in 2012. The decrease in the second quarter of 2013 was driven primarily by decreases in advertising expenses, FDIC insurance assessment and other agency fees, deferred origination costs and FDIC clawback expense, partially offset by an increase in corporate allocations. The increase in the first six months of 2013 was driven primarily by increases in corporate allocations, professional and legal expenses, FDIC insurance assessment and other agency fees and production reserves and losses, partially offset by decreases in deferred origination costs and FDIC clawback expense. Corporate allocations increased by $3.9 million in the second quarter of 2013 and by $7.5 million in the first six months of 2013, compared to the same periods in 2012. The increase in corporate allocation was due primarily to the allocation of additional corporate expenses to our business segments to more closely align cost with utilization by the segments, as well as an increase in marketing allocations, as we continue to focus on increasing our deposit base. The FDIC clawback liability decreased during the second quarter of 2013 due to a rise in interest rates and a corresponding increase in the discount rate used to value the liability. Therefore, FDIC clawback expense decreased by $6.2 million in the second quarter of 2013, and by $5.1 million in the first six months of 2013 compared to the same periods in 2012. FDIC insurance assessment and other agency fees decreased by $1.3 million in the second quarter 2013, and increased by $2.9 million in the first six months of 2013 compared to the same periods in 2012. The increase in the first six months was due to additional FDIC fees recorded in the first quarter of 2013 for a fee assessment which was assessed on a retrospective basis.
Mortgage Banking

Mortgage Banking				Table 9
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net interest income	$15,719	$11,790	$28,733	$22,286
Provision for loan and lease losses	1,349	716	3,347	1,756
Net interest income after provision for loan and lease losses	14,370	11,074	25,386	20,530
Noninterest income
Gain on sale of loans	58,296	59,006	132,276	96,631
Loan servicing fee income:
Loan servicing fee income	48,228	44,697	91,318	92,386
Amortization and impairment of MSR	(1,771)	(64,278)	(22,553)	(108,760)
Net loan servicing income	46,457	(19,581)	68,765	(16,374)
Other	9,148	9,099	18,229	16,140
Total noninterest income	113,901	48,524	219,270	96,397
Noninterest expense
Salaries, commissions and employee benefits	63,254	36,176	119,722	65,613
Equipment and occupancy	8,179	4,684	15,604	9,157
Professional fees	15,456	4,778	28,938	10,927
Foreclosure and OREO	3,037	2,591	4,779	5,588
Other credit-related expenses	612	4,193	2,270	16,183
Other general and administrative	27,386	15,048	49,549	31,853
Total noninterest expense	117,924	67,470	220,862	139,321
Income (loss) before income taxes	$10,347	$(7,872)	$23,794	$(22,394)

Second Quarter of 2013 compared to Second Quarter of 2012
Mortgage Banking segment earnings increased by $18.2 million, in the second quarter of 2013 compared to the same period in 2012 primarily due to an increase in noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $3.3 million, or 30%, in the second quarter of 2013 compared to the same period in 2012. The increase was driven by an increased volume in the amount of loans being carried in our loans held for sale account compared to the same period in 2012. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Noninterest income increased by $65.4 million, or 135%, in the second quarter of 2013 compared to the same period in 2012. The increase was driven by an increase in net loan servicing income of $66.0 million in the second quarter of 2013 compared to the same period in 2012. Amortization and impairment of MSR decreased by $62.5 million, or 97%, in the second quarter of 2013 due primarily to a $30.1 million MSR impairment charge recorded during the second quarter of 2012. We recognized a MSR recovery of $32.6 million of the related valuation allowance in the second quarter of 2013. Impairment during 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds including the impact from HARP 2.0. In the second quarter of 2013, expected and actual prepayment speeds decreased from the previous quarter due to a significant increase in mortgage rates during the quarter which reduced the number of borrowers that would benefit from refinance.
Additionally, loan servicing fees increased by $3.5 million, or 8%, in the second quarter of 2013 compared to the same period in 2012. The increase in loan servicing fees is due an increase in the UPB of loans serviced primarily as a result of the residential MSR portfolio acquisition in the second quarter of 2013.
Noninterest expense increased by $50.5 million, or 75%, in the second quarter of 2013 compared to the same period in 2012 primarily due to increases in salaries, commissions, and employee benefits, professional fees, and other general and administrative costs. These increases were partially offset by decreases in other credit-related expenses due to a decrease in our repurchase reserve expenses.
Salaries, commissions, and employee benefits increased $27.1 million, or 75%, in the second quarter of 2013 compared to the same period in 2012. The increase is directly attributable to an increase in headcount of 61% as of June 30, 2013 compared to the same period in 2012. The increase in headcount is due to the expansion of our retail and consumer direct production channels and our servicing default services.
Professional fees increased by $10.7 million, in the second quarter of 2013 compared to the same period in 2012 primarily related to third party costs associated with the consent order remediation process.
Other general and administrative expenses increased by $12.3 million, or 82%, in the second quarter of 2013 compared to the same period in 2012. This was due primarily to an increase in corporate allocations of $7.3 million in the second quarter of 2013. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments. Additional increases are due to operating cost growth associated with growth within our segment.
Other credit-related expenses decreased by $3.6 million, or 85%, in the second quarter of 2013 compared to the same period in 2012. This decrease was due to the decrease in repurchase reserve expenses related to our originated and serviced loans. We describe our reserves related to loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012
Mortgage Banking segment earnings increased by    $46.2 million in the first six months of 2013 compared to the same period in 2012 primarily due to an increase in noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $4.9 million, or 24%, in the first six months of 2013 compared to the same period in 2012. The increase was driven by an increased volume in the amount of loans being carried in our loans held for sale account compared to the same period in 2012. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Noninterest income increased by $122.9 million, or 127% in the first six months of 2013 compared to the same period in 2012. The increase was driven by an increase in net loan servicing income of $85.1 and an increase in gain on sale of loans in our mortgage lending business of $35.6 million in the first six months of 2013, compared to the same period in 2012.
Gain on sale of loans increased by $35.6 million in the first six months of 2013 compared to the same period in 2012 primarily due to an increase in mortgage lending volume. Lending volume increased by $2.0 billion, or 47%, to $6.1 billion in the first six months of 2013, compared to the same period in 2012. Lending volume benefited substantially from growth in our retail channel, which generated 83% of the increase in lending volume. Refinancing demand and government sponsored programs, such as HARP, continued to contribute to lending growth as well as increased lending of certain jumbo mortgage products. In addition to an increase in lending volume, we continued to benefit from pricing power on the refinancing demand as gain on sale continued to benefit from strong margins that are greater than the historical norm. While gain on sale continues to benefit from the high margins associated with the conforming product, we saw spreads widen on the non-agency jumbo fixed rate product we have been originating for resale. As a result of this move in spreads, we saw a decline in our reported gain on sale margins.
Net loan servicing income increased $85.1 million in the first six months of 2013 compared to the same period in 2012 primarily due to a decrease in amortization and impairment of MSR. Amortization and impairment of MSR decreased by $86.2 million, or 79%, in the first six months of 2013, due primarily to an impairment charge of $45.3 million recorded in the first six months of 2012. Additionally, we recognized recoveries of the related valuation allowance of $45.1 million in the first six months of 2013. Impairment during 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds including the impact from HARP 2.0. In the second quarter of 2013, expected and actual prepayment speeds decreased from the previous quarter due to a significant increase in mortgage rates during the quarter which reduced the number of borrowers that would benefit from refinance.
Noninterest expense increased by $81.5 million, or 59%, in the first six months of 2013, compared to the same period in 2012 primarily due to increases in salaries, commissions, and employee benefits, professional fees, and other general and administrative costs. These increases were partially offset by decreases in other credit-related expenses due to a decrease in our repurchase reserve expenses.

Salaries, commissions, and employee benefits increased $54.1 million, or 82%, in the second quarter of 2013 compared to the same period in 2012. The increase is directly attributable to an increase in headcount of 61% as of June 30, 2013 compared to the same period in 2012. The increase in headcount is due to the expansion of our retail and consumer direct production channels and our servicing default services.
Professional fees increased by $18.0 million in the first six months of 2013 compared to the same periods in 2012 primarily related to third party costs associated with the consent order remediation process.
Other general and administrative expenses increased by $17.7 million, or 56%, in the first six months of 2013 compared to the same period in 2012. This was due primarily to an increase in corporate allocations of $14.2 million in the first six months of 2013. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments. Additional increases are due to operating cost growth associated with growth within our segment. The year to date increase was offset by a $2.4 million decrease in Federal National Mortgage Association (FNMA) compensatory fees in the first six months of 2013.
Other credit-related expenses decreased by $13.9 million, or 86%, in the first six months of 2013, compared to the same period in 2012. This decrease was due to the decrease in repurchase reserve expenses related to our originated and serviced loans. We describe our reserves related to loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
Corporate Services

Corporate Services				Table 10
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net interest income	$(1,574)	$(1,607)	$(3,145)	$(3,025)
Noninterest income	249	(6)	408	86
Noninterest expense
Salaries, commissions and employee benefits	24,637	18,053	47,845	34,542
Equipment and occupancy	6,357	5,939	12,614	11,415
Other general and administrative	12,758	19,006	29,649	30,519
Intersegment allocations	(20,106)	(10,231)	(41,387)	(16,364)
Total noninterest expense	23,646	32,767	48,721	60,112
Loss before income taxes	$(24,971)	$(34,380)	$(51,458)	$(63,051)
Corporate Services segment loss decreased by $9.4 million, or 27%, in the second quarter of 2013 and by $11.6 million, or 18%, in the first six months of 2013, compared to the same periods in 2012. Noninterest expense decreased by $9.1 million, or 28%, in the second quarter of 2013 and by $11.4 million, or 19%, in the first six months of 2013, compared to the same periods in 2012, due to decreases in general operating costs partially offset by increases in salaries, commissions, and employee benefits and occupancy and equipment. Headcount increased 33% in the six months ended June 30, 2013 compared to the same periods in 2012. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements.
Other general and administrative costs decreased by $6.2 million, or 33%, in the second quarter of 2013, and by $0.9 million, or 3%, in the first six months of 2013, compared to the same periods in 2012 partially due to decreased operating expenses as a result of the settlement of the amounts in escrow related to certain representations made in a previous divestiture during the first quarter of 2013 as well as a decrease in overall company growth. Professional fees decreased by $4.9 million, or 52%, in the second quarter of 2013, and by $6.1 million, or 42%, in the first six months of 2013, compared to the same periods in 2012, due primarily to decreases in costs associated with strategic business acquisitions as well as costs associated with our initial public offering (IPO). The decreases are offset by increases in our risk management functions which have increased to fulfill compliance requirements associated with becoming a public company. Corporate allocations increased by $9.9 million in the second quarter of 2013, and by $25.0 million in the first six months of 2013, compared to the same periods in 2012. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments.
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

The following tables show the amortized cost and fair value of investment securities as of June 30, 2013 and December 31, 2012:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2013
Available for sale:
Residential CMO securities - nonagency	$1,340,741	$17,840	$7,263	$1,351,318	$1,351,318
Asset-backed securities (ABS)	6,672	—	843	5,829	5,829
Other	333	272	—	605	605
Total available for sale securities	1,347,746	18,112	8,106	1,357,752	1,357,752
Held to maturity:
Residential CMO securities - agency	61,526	2,187	31	63,682	61,526
Residential MBS - agency	48,806	931	1,116	48,621	48,806
Corporate securities	4,987	—	2,437	2,550	4,987
Total held to maturity securities	115,319	3,118	3,584	114,853	115,319
Total investment securities	$1,463,065	$21,230	$11,690	$1,472,605	$1,473,071
December 31, 2012
Available for sale:
Residential CMO securities - nonagency	$1,577,270	$39,860	$5,355	$1,611,775	$1,611,775
Asset-backed securities	9,461	—	1,935	7,526	7,526
Other	366	211	—	577	577
Total available for sale securities	1,587,097	40,071	7,290	1,619,878	1,619,878
Held to maturity:
Residential CMO securities - agency	106,346	3,497	—	109,843	106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	143,234	5,483	2,008	146,709	143,234
Total investment securities	$1,730,331	$45,554	$9,298	$1,766,587	$1,763,112
Residential — Agency
At June 30, 2013, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $61.6 million, or 4%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $49.0 million, or 3%, of our investment securities portfolio. The residential agency MBS available for sale securities are included in Other in the table above. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $44.8 million, or 42%, to $61.6 million at June 30, 2013 from $106.4 million at December 31, 2012 primarily due to reductions of amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $16.9 million, or 53%, to $49.0 million at June 30, 2013, from $32.1 million at December 31, 2012 primarily due to purchases of additional securities.
Residential — Nonagency
At June 30, 2013, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.4 billion, or 92%, of our investment securities portfolio. Our residential nonagency CMO securities decreased by $260.5 million, or 16%, to $1.4 billion, at June 30, 2013, from $1.6 billion at December 31, 2012 primarily due to reductions to amortized cost resulting from principal payments received, the amortization of premiums and discounts and reductions in the fair value of the portfolio driven by macroeconomic factors. Although the overall credit rating of the portfolio remained static, unrealized gains on the portfolio declined $24.3 million due to a depressed bond market in which slower trading and climbing interest rates resulted in overall bond price declines.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $0.9 billion, or 67%, of our residential nonagency CMO investment securities at June 30, 2013.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At June 30, 2013, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 731, an amortized loan-to-value ratio, or LTV, of 59%, and were seasoned 111 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the first six months of 2013, there were no sales of residential agency or residential nonagency CMO securities.

Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at June 30, 2013 and December 31, 2012:

Loans Held for Sale		Table 12A
(dollars in thousands)	June 30, 2013	December 31, 2012
Mortgage warehouse (carried at fair value)	$1,039,977	$1,452,236
Government insured pool buyouts	139,982	96,635
Other	532,525	539,175
Other (carried at fair value)	287,906	—
	$2,000,390	$2,088,046
Mortgage Warehouse
At June 30, 2013, our fair value, agency mortgage warehouse loans accounted for at fair value totaled $1.0 billion, or 52%, of our total loans held for sale portfolio. Our mortgage warehouse loans are comprised of agency deliverable products that we typically sell within three months subsequent to origination. We hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans accounted for at fair value decreased by $412.3 million, or 28%, from December 31, 2012 due to a decrease in the amount of agency deliverable loans originated in the quarter compared to the fourth quarter of 2012 and an increase in sales for the period.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	June 30, 2013	December 31, 2012
30 days or less	$752,254	$898,908
31- 90 days	240,374	486,419
Greater than 90 days	47,349	66,909
	$1,039,977	$1,452,236
Subsequent to June 30, 2013, we sold $32.7 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $21.3 million of warehouse loans were made up of conforming or government product and were current at June 30, 2013.
Government Insured
At June 30, 2013, our government insured pool buyout loans totaled $140.0 million, or 7%, of our total loans held for sale portfolio. During the six months ended June 30, 2013, we transferred $178.3 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At June 30, 2013, we securitized and retained $141.4 million of these GNMA securities that were transferred and are included in the loans held for sale balance above as we retained effective control of these assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
Other Loans Held for Sale
Our other loans held for sale totaled $820.4 million, or 41%, of our total loans held for sale portfolio. Other loans increased by $281.3 million, from $539.2 million at December 31, 2012, due to increased origination activity of certain fixed rate, longer duration jumbo preferred loans. We have a history of originating high credit quality loans that are attractive to other market participants due to current increased demand in the secondary markets for these loans. At June 30, 2013 this population of loans consisted of only fixed rate jumbo mortgages. During the three months ended June 30, 2013, we sold $305.9 million compared to $178.2 million during the three months ended December 31, 2012.
On April 1, 2013, we elected the fair value option on newly originated jumbo fixed rate loans to provide a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them. Other loans held for sale included $287.9 million of loans carried at fair value at June 30, 2013.
During the three and six months ended June 30, 2013, we transferred $721.2 million and $745.7 million in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo ARM residential mortgages which were intended to be sold in the secondary market. As a result of changing economic conditions and our capacity and desire to hold these loans on the balance sheet, we intend to hold these loans for the foreseeable future and transferred these loans to the held for investment portfolio.
Subsequent to June 30, 2013, we entered into a forward sales commitment with a third party to sell the $820.4 million of other loans held for sale at June 30, 2013 along with additional fixed rate loans closed subsequent to quarter end, together, not to exceed a total of $1.02 billion. The sale is expected to close August 30, 2013.

Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at June 30, 2013 and at December 31, 2012:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	June 30, 2013	December 31, 2012
Residential mortgages:
Residential	$4,237,331	$3,949,284
Government insured pool buyouts	2,348,785	2,759,464
Commercial and commercial real estate	5,090,332	4,771,768
Lease financing receivables	1,014,996	836,935
Home equity lines	169,296	179,600
Consumer and credit card	6,648	8,038
Total loans and leases, net of discounts	12,867,388	12,505,089
Allowance for loan and lease losses	(73,469)	(82,102)
Total loans and leases, net	$12,793,919	$12,422,987
The balances presented above include:
Net purchase loan and lease discounts	$130,880	$164,132
Net deferred loan and lease origination costs	37,232	25,275
Residential Mortgage Loans
At June 30, 2013, our residential mortgage loans totaled $4.2 billion, or 33%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties. Additionally, we invest in government-insured GNMA pool buyouts purchased from GNMA pool securities and other loans secured by residential real estate.
Residential mortgage loans increased by $288.0 million, or 7%, to $4.2 billion at June 30, 2013 from $3.9 billion at December 31, 2012. The increase was due primarily to the transfer of loans from held for sale to held for investment as disclosed in Note 5 partially offset by paydowns and payoffs of existing loans.
Government Insured Buyouts
At June 30, 2013, our government insured buyout loan portfolio totaled $2.3 billion, or 18%, of our total loans held for investment portfolio. Government insured pool buyouts decreased by $410.7 million, or 15%, from $2.8 billion at December 31, 2012. The decrease was the result of $328.3 million of loans transferred from loans held for investment to loans held for sale and $316.7 million of delinquent loans reaching foreclosure partially offset by mortgage pool buyout purchases of $340.5 million with the remaining decline the product of paydowns and modifications. We continue to acquire government insured pool buyouts for our portfolio. However, the pace of our acquisition activity through the six months ended June 30, 2013 has been offset entirely by transfers to foreclosure of delinquent loans as well as subsequent securitizations through GNMA.
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
Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the FHA, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that no principal is at risk.
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
Commercial and Commercial Real Estate Loans
At June 30, 2013, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $5.1 billion, or 40%, of our total held for investment loan and lease portfolio.

Commercial and commercial real estate loans increased by $318.6 million, or 7%, to $5.1 billion at June 30, 2013 from $4.8 billion at December 31, 2012. The increase was the result of originations of $583.5 million and increased utilization by existing customers on lines of credit of $32.3 million partially offset by paydowns of $283.3 million and loans moved to REO of $17.1 million. The exhibited growth in commercial and commercial real estate is the result of the investment in commercial lending activities we performed during 2012 as well as continued growth in our other commercial lending operations.
Lease Financing Receivables
Lease financing receivables increased by $178.1 million, or 21%, to $1,015.0 million, or 8%, of our total held for investment loan and lease portfolio at June 30, 2013 from $836.9 million at December 31, 2012. The increase was the result of lease originations of $338.0 million, earned income of $29.5 million and purchase accounting discount adjustments of $11.4 million, which was partially offset by paydowns of existing leases of $193.6 million, amortization of deferred origination costs of $5.1 million and charge-offs of $1.9 million. Our leases generally consist of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial and technology equipment to small and mid-size lessees and borrowers. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded ECF.
Home Equity Lines
At June 30, 2013, our home equity lines totaled $169.3 million, or 1%, of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $10.3 million, or 6%, to $169.3 million at June 30, 2013 from $179.6 million at December 31, 2012, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At June 30, 2013, consumer and credit card loans, in the aggregate, totaled $6.6 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our customers which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and six months ended at June 30, 2013 and 2012:

Change in Mortgage Servicing Rights				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$375,641	$462,420	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	27,491	18,498	50,992	37,027
Acquired servicing rights	63,555	—	63,555	—
Amortization	(35,945)	(34,142)	(71,023)	(63,481)
Decrease (increase) in valuation allowance	32,572	(30,135)	45,127	(45,279)
Other	(596)	(679)	(1,792)	(1,801)
Balance, end of period	$462,718	$415,962	$462,718	$415,962
Valuation allowance:
Balance, beginning of period	$90,408	$54,599	$102,963	$39,455
Increase in valuation allowance	—	30,135	—	45,279
Recoveries	(32,572)	—	(45,127)	—
Balance, end of period	$57,836	$84,734	$57,836	$84,734
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $9.0 million, or 49%, in the second quarter of 2013 compared to the same period in 2012, and by $14.0 million, or 38%, during the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to increased mortgage lending volume of $1.0 billion and $2.0 billion for the three and six months ended June 30, 2013 compared to the same periods in 2012.
Acquired servicing rights increased by $63.6 million for the three and six months ended June 30, 2013 due to the purchase of servicing rights of Fannie Mae residential servicing assets on April 1, 2013. The acquired servicing rights have been included in the residential class of MSR. At June 30, 2013, there were 86,324 loans with a weighted average interest rate of 5.1%. We will earn a weighted average servicing fee of 27 basis points on the acquired UPB allowing us to generate additional servicing income by utilizing our already existing servicing platform.
Amortization expense increased by $7.5 million, or 12%, during the six months ended June 30, 2013, compared to the same period in 2012. The increase in amortization expense was due to refinancing activity resulting in higher prepayment speeds compared to the same period in 2012. The increase in prepayment speeds is attributable to borrowers taking advantage of the historically low rate environment and government sponsored programs. Annualized amortization rates as of June 30, 2013 and 2012 approximated 30.1% and 26.8%, respectively.
A decrease in actual prepayment speeds as compared to expected speeds was the primary driver for the recovery of the MSR valuation allowance during the six months ended June 30, 2013. At June 30, 2013, we estimate that approximately 31.6% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 18.7% at June 30, 2013. At

June 30, 2012, the impact of HARP 2.0 and a further decline in interest rates caused our prepayment speeds to exceed our expectations and resulted in an impairment of $45.3 million for the six months ended June 30, 2012.
Other Assets
The following table sets forth other assets by category as of June 30, 2013 and December 31, 2012:

Other Assets		Table 15
(dollars in thousands)	June 30, 2013	December 31, 2012
Foreclosure claims receivable, net of allowance of $11,970 and $11,721, respectively	$201,878	$196,952
Servicing advances, net of allowance of $9,533 and $11,518, respectively	117,639	125,118
Accrued interest receivable	79,859	82,965
Other real estate owned (OREO), net of allowance of $14,355 and $16,051, respectively	57,722	55,277
Margin receivable, net	100	40,260
Corporate advances, net	51,075	47,778
Goodwill	46,859	46,859
Fair value of derivatives, net	109,230	33,261
Prepaid assets	13,339	8,841
Intangible assets, net	6,867	7,921
Other	70,800	57,833
	$755,368	$703,065
Other assets increased by $52.3 million to $755.4 million at June 30, 2013, from $703.1 million at December 31, 2012. The increase was driven primarily by an increase in the fair value of derivatives partially offset by decreases in margin receivable.
The fair value of derivatives increased by $76.0 million, or 228%, from December 31, 2012, primarily due to the mark to market adjustments associated with our use of forward commitments to manage interest rate risk related to changes in the fair value of loans held for sale. Due to the rapid rise in mortgage rates in the last month of the second quarter of 2013, the forward sales commitments increased in value which helped to offset losses related to the mark to market on our loans held for sale.
Margin receivable decreased by $40.2 million, or 100%, during the six months ended June 30, 2013, compared to December 31, 2012. The decrease was primarily attributable to a decrease in collateral posted for certain derivative trading activity related to hedging of our pipeline that is not subject to a master netting arrangement in the previous quarter. Because of the rapid rise in mortgage rates, our forward sales commitments were in gain positions and as a result we were required to pledge less collateral. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Deferred Tax Asset
Our net deferred tax asset decreased by $31.1 million to $139.8 million at June 30, 2013, from $170.9 million at December 31, 2012, primarily due to changes in other comprehensive income related to interest rate swaps and the recovery of MSR impairment during the period.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income increased by $6.4 million to a loss of $80.4 million at June 30, 2013, from a loss of $86.8 million at December 31, 2012, primarily due to the reclassifications of unrealized losses to interest expense during the period and a reduction in net unrealized losses as a result of changes in fair value related to our interest rate swaps.

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
Discounts on Acquired Loans and Lease Financing Receivables
For ACI loans accounted for under Accounting Standards Codification (ASC) 310-30, we periodically reassess cash flow expectations at a pool or loan level. In the case of improving cash flow expectations for a particular loan or pool of loans, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan and lease losses following the allowance for loan loss framework. For more information on ACI loans accounted for under ASC 310-30, see Note 6 in our condensed consolidated financial statements.
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at June 30, 2013 and December 31, 2012:

Carrying Value of ACI Loans			Table 16
(dollars in thousands)	Bank of Florida	Other	Total
Under ASC 310-30
June 30, 2013
UPB or contractual net investment	$431,343	$968,467	$1,399,810
Plus: contractual interest due or unearned income	180,999	763,669	944,668
Contractual cash flows due	612,342	1,732,136	2,344,478
Less: nonaccretable difference	113,448	653,680	767,128
Less: Allowance for loan losses	14,867	5,216	20,083
Expected cash flows	484,027	1,073,240	1,557,267
Less: accretable yield	92,462	135,060	227,522
Carrying value	$391,565	$938,180	$1,329,745
Carrying value as a percentage of UPB or contractual net investment	91%	97%	95%
December 31, 2012
UPB or contractual net investment	$520,873	$913,020	$1,433,893
Plus: contractual interest due or unearned income	214,682	753,274	967,956
Contractual cash flows due	735,555	1,666,294	2,401,849
Less: nonaccretable difference	147,191	663,561	810,752
Less: Allowance for loan losses	16,789	5,175	21,964
Expected cash flows	571,575	997,558	1,569,133
Less: accretable yield	99,201	121,207	220,408
Carrying value	$472,374	$876,351	$1,348,725
Carrying value as a percentage of UPB or contractual net investment	91%	96%	94%
In the Bank of Florida ACI portfolio, an impairment charge of $0.7 million was recognized for the six months ended June 30, 2013, due to a reduction in cash flow expectations in certain pools of loans. During the six months ended June 30, 2013, we also reclassified $7.3 million from nonaccretable difference to accretable yield due to increases in cash flow expectations in some of our other pools of loans.
In our other ACI portfolio, no significant impairment was recognized for the six months ended June 30, 2013. Within this portfolio, we reclassified $23.4 million to accretable yield as there was an increase in expected cash flows in certain pools of loans.

For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at June 30, 2013 and December 31, 2012:

Recorded Investment of Non-ACI Loans and Leases (1)					Table 17
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Lease Financing Receivables	Other	Total
Under ASC 310-20
June 30, 2013
UPB or contractual net investment	$2,545,558	$2,040,419	$53,401	$29,704	$4,669,082
Less: net purchase discount (premium)	73,140	(19,932)	8,864	11,499	73,571
Recorded investment	$2,472,418	$2,060,351	$44,537	$18,205	$4,595,511
Recorded investment as a percentage of UPB or contractual net investment	97%	101%	83%	61%	98%
December 31, 2012
UPB or contractual net investment	$3,069,948	$2,099,190	$93,042	$31,838	$5,294,018
Less: net purchase discount (premium)	89,595	(22,018)	17,841	12,469	97,887
Recorded investment	$2,980,353	$2,121,208	$75,201	$19,369	$5,196,131
Recorded investment as a percentage of UPB or contractual net investment	97%	101%	81%	61%	98%

(1)
This presentation of non-ACI loans and losses has been amended to report loans based on portfolio segment. Commercial and commercial real estate includes loans acquired from Business Property Lending, Inc. (BPL), which have been revised as of December 31, 2012 based on the updated loan stratification as disclosed in Note 3.

Our residential non-ACI portfolio consists of loans we have strategically acquired over the years. During the three and six months ended June 30, 2013, we recognized $0.4 million and $2.3 million, respectively, in related premiums as well as $9.9 million and $18.4 million, respectively, in discount accretion through interest income.
Our commercial non-ACI portfolio consists of loans acquired from Bank of Florida and BPL. Loans acquired from Bank of Florida consist of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. Loans acquired from BPL consist of commercial real estate loans to small and mid-size business clients that did not have evidence of credit deterioration since origination at the time we purchased these loans. During the three and six months ended June 30, 2013, we recognized $0.9 million and $2.1 million, respectively, in related premiums through interest income with no significant change in the amount of purchase discount.
Our lease financing receivables non-ACI portfolio consists of leases acquired from Tygris that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to the this portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the leases as recorded by Tygris prior to our acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the three and six months ended June 30, 2013, we recognized $3.9 million and $8.8 million, respectively, in discount accretion through interest income.
Our other non-ACI portfolio consists of home equity lines and consumer loans acquired from Bank of Florida that either do not fall within the scope of ASC 310-30 due to their revolving nature or that did not have evidence of credit deterioration since origination at the time we purchased these loans. During the three and six months ended June 30, 2013 there was no significant change in the amount of purchase discount.
Problem Loans and Leases
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due, with the exception of government insured loans and ACI loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income and interest income is recorded as collected.
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

Non-Performing Assets (1)		Table 18
(dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans and leases:
Residential mortgages	$64,230	$73,752
Commercial and commercial real estate	60,636	76,289
Lease financing receivables	2,601	2,010
Home equity lines	4,368	4,246
Consumer and credit card	243	332
Total nonaccrual loans and leases	132,078	156,629
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	132,078	156,629
Other real estate owned	36,528	40,492
Total non-performing assets	168,606	197,121
Troubled debt restructurings less than 90 days past due	82,236	90,094
Total NPA and TDR (1)	$250,842	$287,215
Total NPA and TDR	$250,842	$287,215
Government insured 90 days or more past due still accruing	1,405,848	1,729,877
Loans and leases accounted for under ASC 310-30:
90 days or more past due	54,054	79,984
OREO	21,194	16,528
Total regulatory NPA and TDR	$1,731,938	$2,113,604

Adjusted credit quality ratios: (1)
NPL to total loans	0.89%	1.08%
NPA to total assets	0.92%	1.08%
NPA and TDR to total assets	1.37%	1.57%
Credit quality ratios including government insured loans and loans and leases accounted for under ASC 310-30 :
NPL to total loans	10.76%	13.55%
NPA to total assets	8.98%	11.09%
NPA and TDR to total assets	9.43%	11.59%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans and foreclosed property accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans and foreclosed property.

Total NPA and TDR decreased by $36.4 million, or 13%, to $250.8 million at June 30, 2013 from $287.2 million at December 31, 2012. This decrease was primarily attributable to a $24.6 million decrease in nonaccrual loans and leases and a $7.9 million decrease in TDRs less than 90 days past due.
Total regulatory NPA and TDR decreased by $381.7 million, or 18% , to $1.7 billion at June 30, 2013 from $2.1 billion at December 31, 2012. This decrease was primarily attributable to a $324.0 million decrease in governmental insured 90 days or more past due still accruing, a $25.9 million decrease in 90 days or more past due loans and leases accounted for under ASC 310-30 and a $24.6 million decrease in nonaccrual loans and leases.
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
In addition to the problem loans described above, as of June 30, 2013, we had special mention loans and leases totaling $79.8 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $11.2 million, or 12%, to $79.8 million at June 30, 2013, from $91.0 million at December 31, 2012. Loans and leases rated as special mention totaled $79.8 million, or 0.5%, of the total loan portfolio and

0.6% of the noncovered loan portfolio at June 30, 2013, including $18.7 million acquired from Bank of Florida and $51.5 million acquired in the BPL acquisition.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 19
	June 30, 2013			December 31, 2012
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$23,469	$5,216	$28,685	$28,456	$5,175	$33,631
Commercial and commercial real estate	22,014	14,867	36,881	23,074	16,789	39,863
Lease financing receivables	4,073	—	4,073	3,181	—	3,181
Home equity lines	3,688	—	3,688	5,265	—	5,265
Consumer and credit card	142	—	142	162	—	162
Total ALLL	$53,386	$20,083	$73,469	$60,138	$21,964	$82,102
ALLL as a percentage of loans and leases held for investment	0.46%	1.49%	0.57%	0.54%	1.60%	0.66%

Residential mortgages	$5,708,726	$877,390	$6,586,116	$5,843,136	$865,612	$6,708,748
Commercial and commercial real estate	4,617,894	472,438	5,090,332	4,266,691	505,077	4,771,768
Lease financing receivables	1,014,996	—	1,014,996	836,935	—	836,935
Home equity lines	169,296	—	169,296	179,600	—	179,600
Consumer and credit card	6,648	—	6,648	8,038	—	8,038
Total loans and leases held for investment	$11,517,560	$1,349,828	$12,867,388	$11,134,400	$1,370,689	$12,505,089
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $383.2 million, or 3%, to $11.5 billion at June 30, 2013 from $11.1 billion at December 31, 2012. The increase is primarily attributable to new originations within commercial and commercial real estate and lease financing receivables partially offset by fewer residential originations.
The recorded investment in residential mortgages, excluding ACI loans, decreased by $134.4 million, or 2%, to $5.7 billion at June 30, 2013, from $5.8 billion at December 31, 2012. The ALLL for residential mortgages, excluding ACI loans, decreased by $5.0 million, or 18%, to $23.5 million at June 30, 2013, from $28.5 million at December 31, 2012 as a result of the continued performance of our high credit quality residential first portfolio. Charge-off activity for residential mortgages decreased by 23% to $8.3 million for the six months ended June 30, 2013 from $10.8 million for the six months ended June 30, 2012. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $351.2 million, or 8%, to $4.6 billion at June 30, 2013, from $4.3 billion at December 31, 2012. The increase is primarily due to organic growth in our commercial portfolio generated by our warehouse finance operations during the six months ended June 30, 2013. The warehouse finance portfolio is characterized by large revolving lines with current outstanding balances of $1.3 billion as of June 30, 2013.
The ALLL for commercial and commercial real estate, excluding ACI loans, decreased by 5%, to $22.0 million at June 30, 2013, from $23.1 million at December 31, 2012. The reserve on loans collectively evaluated for impairment increased by 3% to $18.0 million at June 30, 2013 from $17.5 million at December 31, 2012. The reserves on loans individually evaluated for impairment decreased by 28% to $4.0 million at June 30, 2013, from $5.6 million at December 31, 2012. The outstanding balance of loans individually evaluated for impairment decreased by 10% from December 31, 2012 to June 30, 2013.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.48% as of June 30, 2013 compared with 0.54% at December 31, 2012. The decreased coverage ratio is due to improvement in the credit quality of our loans along with growth in the portfolio within the warehouse finance operations. Newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At June 30, 2013, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 10 and 7 quarters as compared to three segments utilizing shortened historical loss periods of 8, 7 and 5 quarters at December 31, 2012. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate increased by 6% to $4.2 million for the six months ended June 30, 2013, from $4.0 million for the six months ended June 30, 2012. Loan delinquency is one of the leading indicators of credit quality. As of June 30, 2013, 0.5% of the recorded investment in commercial and commercial real estate was past due as compared to 1.8% as of December 31, 2012.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and six months ended June 30, 2013 and 2012:

Allowance for Loan and Lease Losses Activity				Table 20
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
ALLL, beginning of period	$77,067	$78,254	$82,102	$77,765
Charge-offs:
Residential mortgages	3,271	4,139	8,340	10,833
Commercial and commercial real estate	2,781	1,710	4,228	4,004
Lease financing receivables	988	917	1,696	2,098
Home equity lines	627	484	1,116	1,592
Consumer and credit card	17	40	37	51
Total charge-offs	7,684	7,290	15,417	18,578
Recoveries:
Residential mortgages	117	162	228	305
Commercial and commercial real estate	3,549	411	3,992	579
Lease financing receivables	253	29	332	65
Home equity lines	120	55	249	116
Consumer and credit card	18	15	35	29
Total recoveries	4,057	672	4,836	1,094
Net charge-offs	3,627	6,618	10,581	17,484
Provision for loan and lease losses	29	5,757	1,948	17,112
ALLL, end of period	$73,469	$77,393	$73,469	$77,393
Net charge-offs to average loans held for investment	0.12%	0.34%	0.17%	0.49%
The level of the ALLL has decreased by $3.9 million, or 5%, to $73.5 million at June 30, 2013 from $77.4 million at June 30, 2012. The decrease is attributable to a reduction in provision for loan and lease losses offset by a reduction in net charge-offs. The provision for loan and lease losses decreased by $15.2 million, or 89%, to $1.9 million at June 30, 2013 from $17.1 million at June 30, 2012. The decrease is attributable to a release of provision for residential mortgages due to improvement of flow rates and delinquency metrics of the general reserve population combined with the improved expected performance of residential TDRs. The commercial and commercial real estate provision for loan and lease losses decreased due to new originations with increased credit quality and an increase in performing TDRs.
The reduction in net charge-offs is due to increased originations in the portfolio of higher credit quality which resulted in a decrease of charge-offs by 17% to $15.4 million for the six months ended June 30, 2013 from $18.6 million for the six months ended June 30, 2012. The remaining reduction in net charge-offs is due to an increase in commercial and commercial real estate recoveries on loans previously charged off.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct and wholesale channels with the intent of selling a majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) and to private non-GSE purchasers through whole loan sales.
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
Beginning in 2009, higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector, caused investors to carefully examine and re-underwrite credit files for those loans in default to determine if there had been a breach of a representation or a warranty in the sale agreement. Investors have most often cited missing documentation and income misrepresentations as the grounds for us to repurchase loans.
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
Of the three courses of action described above, a loan repurchase is the only remedy where we will place the loan asset that is the subject of the repurchase demand on our balance sheet. In the case of indemnification, the investor still owns the loan asset and we indemnify the investor for losses incurred resulting from our breach of a representation and warranty. In the case of a make-whole payment, the investor or subsequent purchaser of a loan asset has liquidated the loan and there is no loan asset for us to repurchase. We are solely obligated to make the investor whole for losses incurred between the initial purchase price and the liquidation price, and related costs.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to prepayment and default protection was $616.6 million at June 30, 2013.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal.
As of June 30, 2013, we had 259 active repurchase requests. We have summarized the activity for the three and six months ended June 30, 2013 and 2012 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 21
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Agency	26	46	76	81
Agency Aggregators / Non-GSE (1)	54	84	120	164
Repurchase requests received	80	130	196	245
Agency	24	43	47	57
Agency Aggregators / Non-GSE (1)	38	76	94	82
Requests successfully defended	62	119	141	139
Agency	6	19	14	25
Agency Aggregators / Non-GSE (1)	22	31	49	33
Loans repurchased, indemnified or made whole	28	50	63	58
Agency	$576	$576	$1,302	$2,183
Agency Aggregators / Non-GSE (1)	2,116	1,851	4,454	3,478
Net realized losses on loan repurchases	$2,692	$2,427	$5,756	$5,661
Years of origination of loans repurchased	2006-2013	2001-2011	2004-2013	2001-2011

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 22
Losses to date	2004-2005	2006-2008	2009-2013	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$11,977,829	$30,984,369	$54,296,396
Request rate(2)	0.36%	2.31%	0.31%	0.79%
Requests received	183	1,328	420	1,931

Pending requests	13	209	30	252
Resolved requests	170	1,119	390	1,679
Repurchase rate	42%	41%	28%	38%

Loans repurchased	71	454	111	636
Average loan size	$221,770	$208,597	$227,949	$222,111
Loss severity	12%	48%	29%	38%

Losses realized	$1,815	$44,994	$7,323	$54,132
Losses realized (bps) (1)	2	38	2	10

(1)	Basis Points

(2)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to falsified employment documents and/or verifications, occupancy, credit and/or stated income. Additionally, in the same time period we received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults generally surface sooner, typically within six months of selling the loan to an investor. Prior to 2009, we sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
Along with the contingent obligation associated with representations and warranties noted above, the Company also has a noncontingent obligation to stand ready to perform over the term of the representation and warranties. A liability is established when the obligation is both probable and reasonably estimable and is recognized as a reduction on net gains on loan sales and securitizations. When calculating the reserve associated with this noncontingent obligation, we estimated the probable losses inherent in the population of all loans sold based on trends in repurchase requests and actual loss severities experienced.
The following is a rollforward of our reserves for repurchase losses for the three and six months ended June 30, 2013 and 2012:

Reserves for Loans Sold or Securitized				Table 23
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of period	$24,866	$35,000	$27,000	$32,000
Provision for new sales/securitizations	846	306	2,112	690
Provision for changes in estimate of existing reserves	(1,060)	1,121	(1,396)	6,971
Net realized losses on repurchases	(2,692)	(2,427)	(5,756)	(5,661)
Balance, end of period	$21,960	$34,000	$21,960	$34,000

Quarters of coverage ratio(1)	5	13	5	13

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $22.0 million as of June 30, 2013, compared to $34.0 million as of June 30, 2012. The decrease in the liability since June 30, 2012 is primarily due to the continued run-off of losses that were estimated in the prior periods partially offset by the provisioning for new sales and securitizations as well as changes in estimates due to increased information and clarity into the repurchase loan pipeline. Our provision for new sales/securitizations increased by $1.4 million for the six months ended June 30, 2013 compared to the same period in 2012 and our provision for changes in estimate of existing reserves decreased by $8.4 million for the six months ended June 30, 2013 compared to the same period in 2012, due to a decreased volume of repurchase requests as well as the stabilization of property values over the last six months compared to the same period in 2012. The amount of incoming repurchase requests remained elevated.

We have summarized the new activity for repurchase requests in UPB as well as a summarized the outstanding UPB within the pending pipeline by vintage for the 2004-2009 vintages as of and for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012:

Repurchase Requests (UPB)							Table 24
(dollars in thousands)	2004	2005	2006	2007	2008	2009	Total
June 30, 2012	$—	$2,658	$2,617	$10,463	$6,117	$3,899	$25,754
March 31, 2013	—	565	1,917	7,652	5,589	1,601	17,324
June 30, 2013	318	268	2,771	4,995	2,059	340	10,751

Pending Pipeline (UPB)							Table 25
(dollars in thousands)	2004	2005	2006	2007	2008	2009	Total
June 30, 2012	$973	$3,238	$6,444	$30,058	$16,288	$5,817	$62,818
March 31, 2013	662	1,423	5,456	22,323	14,763	2,740	47,367
June 30, 2013	852	1,000	5,362	21,073	13,025	2,007	43,319
As noted in the summary table above, repurchase requests for the 2004 - 2009 vintages have been decreasing steadily since June 30, 2012. Along with the decline in recent repurchase requests, we have also experienced a steady decline in the outstanding UPB within the pending pipeline. The decline in pending pipeline is due to higher rescission rates and previous repurchases. Furthermore, we have experienced a lower request rate on vintages post 2009, which leads to a lower reserve requirement.
Our quarters of coverage ratio showed approximately 5 quarters of coverage given our current reserve levels at June 30, 2013. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of June 30, 2013 would have increased by 25% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of June 30, 2013 would have decreased by 20%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
The sensitivity analysis for the loan repurchase reserve as of June 30, 2013 is as follows:

Sensitivity of Repurchase Reserve					Table 26
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$27,429	$24,570	$21,960	$19,598	$17,485
Loan Servicing
When we service residential mortgage loans where FNMA or FHLMC is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation and warranty, such GSE may look to the loan servicer for repurchase. If we are obligated to repurchase a loan from either FNMA or FHLMC, we seek indemnification from the counterparty that sold us the MSR if the counterparty is a third party, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at June 30, 2013. At June 30, 2013, we were actively servicing $1.4 billion of remaining UPB. During 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and six months ended June 30, 2013 and 2012:

Reserves for Repurchase Obligations for Loans Serviced				Table 27
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of period	$23,599	$30,427	$26,026	$30,364
Provision for changes in estimate of existing reserves (2)	1,690	2,868	1,289	5,899
Net realized losses on repurchases(2)	(1,771)	(5,655)	(3,797)	(8,623)
Balance, end of period	$23,518	$27,640	$23,518	$27,640

Quarters of coverage ratio (1)	9	6	9	6

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.

(2)	We have restated realized losses and the provision for the quarter ended March 31, 2013 due to an overstatement in the amount of losses realized.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of June 30, 2013 would have increased by 45% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of June 30, 2013 would have decreased by 36%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of June 30, 2013 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 28
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$36,105	$30,338	$23,518	$20,309	$16,047
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 29
(dollars in thousands)	June 30, 2013	December 31, 2012
Noninterest-bearing demand	$1,205,326	$1,445,783
Interest-bearing demand	3,081,670	2,681,769
Market-based money market accounts	413,722	439,399
Savings and money market accounts, excluding market-based	5,153,072	4,451,843
Market-based time	637,145	736,612
Time, excluding market-based	3,178,931	3,386,982
Total deposits	$13,669,866	$13,142,388
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
Total deposits increased by $527.5 million, or 4%, to $13.7 billion at June 30, 2013, from $13.1 billion at December 31, 2012. This strong growth in retail deposits during the first six months of 2013 allowed us to replace a portion of our more costly wholesale funding sources such as FHLB borrowings and repurchase agreements. During the first six months of 2013, noninterest-bearing demand deposits decreased by $240.5 million, to $1.2 billion, primarily due to decreases in escrow deposits and business accounts. Interest-bearing deposits increased by $767.9 million to $12.5 billion, or 7%, at June 30, 2013 from $11.7 billion at December 31, 2012. This increase in interest-bearing deposits was primarily due to growth in savings and money market accounts and interest-bearing demand accounts as we continue our marketing efforts to acquire new depositors.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings decreased by $0.4 billion, or 12%, to $2.7 billion at June 30, 2013 from $3.0 billion at December 31, 2012. The decrease in FHLB borrowings were primarily funded by growth in retail deposits.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and six months ended June 30, 2013 and 2012, respectively.

FHLB Borrowings			Table 30
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Fixed-rate advances:
Average daily balance	$2,507,634	$1,734,722	$2,480,635	$1,263,496
Weighted-average interest rate	1.95%	1.55%	1.98%	1.84%
Maximum month-end amount	$2,542,700	$1,670,586	$2,542,700	$1,670,586
Convertible advances:
Average daily balance	$13,077	$31,692	$15,028	$37,132
Weighted-average interest rate	4.24%	4.45%	4.24%	4.44%
Maximum month-end amount	$17,000	$34,000	$17,000	$44,000
Overnight advances:
Average daily balance	$12,912	$301,555	$68,343	$263,901
Weighted-average interest rate	0.36%	0.40%	0.39%	0.39%
Maximum month-end amount	$125,000	$840,500	$200,500	$840,500
Repurchase Agreements
Repurchase agreements decreased by $142.3 million to $0 at June 30, 2013 from $142.3 million at December 31, 2012. The decrease in repurchase agreements was funded by growth in retail deposits.
The table below summarizes the average outstanding balance of our repurchase agreements, the weighted average interest rate, and the maximum amount of repurchase agreements at any month-end during the three and six months ended June 30, 2013 and 2012.

Repurchase Agreements				Table 31
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Repurchase agreements:
Average daily balance	$—	$20,000	$28,121	$20,965
Weighted-average interest rate	—%	3.29%	1.94%	3.21%
Maximum month-end amount	$—	$20,000	$20,000	$20,000
Liquidity Management
Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements.
Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through issuance of deposits and borrowed funds. In addition, equity capital raises provide us with sources of liquidity. To manage fluctuations in short-term funding needs, we utilize borrowings under lines of credit with other financial institutions, such as the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal fund lines of credit with correspondent banks, and, for contingent purposes, the Federal Reserve Bank Discount Window. We also have access to term advances with the FHLB, as well as brokered certificates of deposits, for longer term liquidity needs. We believe our sources of liquidity are sufficient to meet our cash flow needs for the foreseeable future.
We continued to maintain a strong liquidity position during the second quarter of 2013. Cash and cash equivalents were $489.6 million, available for sale investment securities were $1.4 billion, and total deposits were $13.7 billion as of June 30, 2013.
As of June 30, 2013, we had a $3.5 billion line of credit with the FHLB, of which $2.7 billion was outstanding. Based on asset size, the maximum potential line available with the FHLB was $5.5 billion at June 30, 2013, assuming eligible collateral to pledge. As of June 30, 2013, we pledged collateral with the FRB that provided $61.3 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At June 30, 2013, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.7 billion with $12.2 million in outstanding balances. Although our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.7 billion at June 30, 2013, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum availability for this type of funding. As of June 30, 2013, our availability under federal funds commitments was $40.0 million with no outstanding borrowings.
We own certain investment securities that are available for pledging under repurchase agreements. As of June 30, 2013, the principal balance of our repurchase agreements was $0 and therefore, no securities were currently pledged for this type of borrowing.
We continue to evaluate the ultimate impact of the implementation of the new capital and liquidity standards under the Basel III Capital Rules and the Dodd-Frank Act on the Company's liquidity management functions.

Capital Management
Management, including our Board of Directors, regularly reviews our capital position to help ensure it is appropriately positioned under various operating and market environments.
2013 Capital Actions
On July 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, payable on August 23, 2013, to stockholders of record as of August 12, 2013. Also on July 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on October 5, 2013, for each share of Series A Preferred Stock held as of September 20, 2013.
On April 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.02 per common share, which was paid on May 21, 2013, to stockholders of record as of May 9, 2013. Also on April 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, which was paid on July 5, 2013, for each share of Series A Preferred Stock held as of June 20, 2013.
Capital Ratios
As a savings and loan holding company, we are not currently subject to specific statutory capital requirements. However, we are required to serve as a source of strength for EverBank and must have the ability to provide financial assistance if EverBank experiences financial distress.
As a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III, we will be subject to increasingly stringent regulatory capital requirements. For a discussion of the regulatory capital requirements please see "Regulatory Changes" under Key Factors Affecting our Business and Financial Statements above.
At June 30, 2013, EverBank exceeded all currently effective regulatory capital requirements and is considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.3% and a total risk-based capital ratio of 13.7%. Management believes, at June 30, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at June 30, 2013 and December 31, 2012:

Regulatory Capital (bank level)		Table 32
(dollars in thousands)		June 30, 2013	December 31, 2012
Shareholders’ equity		$1,598,419	$1,518,934
Less:	Goodwill and other intangibles	(51,807)	(54,780)
	Disallowed servicing asset	(36,182)	(32,378)
	Disallowed deferred tax asset	(65,406)	(67,296)
Add:	Accumulated losses on securities and cash flow hedges	78,181	83,477
Tier 1 Capital		1,523,205	1,447,957
Add:	Allowance for loan and lease losses	73,469	82,102
Total regulatory capital		$1,596,674	$1,530,059
Adjusted total assets		$18,287,359	$18,141,856
Risk-weighted assets		11,656,698	11,339,415
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 33
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2013
Tier 1 capital to adjusted tangible assets	$1,523,205	8.3%	$731,494	4.0%	$914,368	5.0%
Total capital to risk-weighted assets	1,596,674	13.7	932,536	8.0	1,165,670	10.0
Tier 1 capital to risk-weighted assets	1,523,205	13.1	N/A	N/A	699,402	6.0
December 31, 2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
Restrictions on Paying Dividends
Federal banking regulations impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OCC regulates all capital distributions by EB directly or indirectly to us, including dividend payments. EB may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EB that it is subject to heightened supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as EB is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EB also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an “unsafe and unsound” banking practice.
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
Interest rate risk is primarily managed by the Asset and Liability Committee (ALCO), which is composed of certain executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of June 30, 2013 and December 31, 2012.

Interest Rate Sensitivity	Table 34
(dollars in thousands)	June 30, 2013		December 31, 2012
	Net Change in EVE	% Change of EVE	Net Change in EVE	% Change of EVE
Up 300 basis points	$248,633	11.6%	$392,915	17.1%
Up 200 basis points	228,875	10.7%	348,431	15.2%
Up 100 basis points	154,636	7.2%	217,315	9.5%
Down 100 basis points	(244,866)	(11.5)%	(300,577)	(13.1)%
The projected exposure of EVE to changes in interest rates at June 30, 2013 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
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
Off Balance Sheet Arrangements
On June 7, 2013, we closed our second private securitization transaction in which a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding), sold approximately $303.2 million of residential mortgage pass-through certificates issued by EverBank Mortgage Loan Trust 2013-2 pursuant to a pooling and servicing agreement. The execution of this securitization, in combination with the securitization performed last quarter, resulted in total securitizations by EverBank Funding through June 30, 2013 of $610.6 million.  These securitization transactions issued certificates that were offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
                In connection with both transactions, we sold, on a servicing-retained basis, certain residential mortgage loans we originated to unaffiliated purchasers (the Sellers). The Sellers subsequently sold such mortgage loans to EverBank Funding, which transferred the mortgage loans to the trusts in exchange for the offered certificates and certain non-offered certificates. None of the certificates were retained by EverBank Funding or any affiliate of EverBank Funding.
                We retained the servicing rights associated with the mortgages held by the trusts that performed the securitizations, and we will continue to service the loans. Additionally, the creditors of the trusts have no recourse against us except in accordance with our obligations under standard representations and warranties.  Neither of the trusts has been consolidated into the financial statements as we are not the primary beneficiary of the trusts.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
See the “Asset and Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 15, 2013, as updated in our Quarterly Report on Form 10-Q as filed with the SEC on April 30, 2013, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; (5) Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al. filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois and later removed to federal court; (6) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court, later removed to federal court and subsequently remanded to state court; (7) County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the Circuit Court for the First Judicial Circuit, Union County, Illinois, later removed to federal court and now pending on appeal in the United States Court of Appeals for the Seventh Circuit; (8) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court and subsequently removed to the U.S. District Court, District of Minnesota; and (9) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court where the court granted the defendants' motion to dismiss, and now stayed due to the bankruptcy filing of defendant GMAC. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously. EverBank was previously subject to one additional lawsuit: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in April 2011 in the United States District Court for the Western District of Kentucky, which was the subject of an appeal in the United States Court of Appeals for the Sixth Circuit that upheld the lower court's dismissal of the complaint.
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

EverBank Financial Corp

Date:	July 31, 2013	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2013	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith