Form 10-Q
period 2013-09-30
EverBank Financial Corp
filed 2013-11-01
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of October 29, 2013, there were 122,562,565 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$109,471	$175,400
Interest-bearing deposits in banks	978,464	268,514
Total cash and cash equivalents	1,087,935	443,914
Investment securities:
Available for sale, at fair value	1,205,340	1,619,878
Held to maturity (fair value of $108,269 and $146,709 as of September 30, 2013 and December 31, 2012, respectively)	109,245	143,234
Other investments	106,450	158,172
Total investment securities	1,421,035	1,921,284
Loans held for sale (includes $1,047,086 and $1,452,236 carried at fair value as of September 30, 2013 and December 31, 2012, respectively)	1,059,947	2,088,046
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	12,562,967	12,505,089
Allowance for loan and lease losses	(66,991)	(82,102)
Total loans and leases held for investment, net	12,495,976	12,422,987
Equipment under operating leases, net	34,918	50,040
Mortgage servicing rights (MSR), net	501,494	375,859
Deferred income taxes, net	92,253	170,877
Premises and equipment, net	67,282	66,806
Other assets	851,249	703,065
Total Assets	$17,612,089	$18,242,878
Liabilities
Deposits:
Noninterest-bearing	$1,365,655	$1,445,783
Interest-bearing	12,262,021	11,696,605
Total deposits	13,627,676	13,142,388
Other borrowings	1,872,700	3,173,021
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	405,050	372,543
Total Liabilities	16,009,176	16,791,702
Commitments and Contingencies (Note 15)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share;10,000,000 shares authorized; 6,000 issued and outstanding at September 30, 2013 and December 31, 2012)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 122,544,510 and 120,987,955 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1,225	1,210
Additional paid-in capital	830,758	811,085
Retained earnings	677,809	575,665
Accumulated other comprehensive income (loss) (AOCI)	(56,879)	(86,784)
Total Shareholders’ Equity	1,602,913	1,451,176
Total Liabilities and Shareholders’ Equity	$17,612,089	$18,242,878

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans and leases	$170,110	$140,230	$516,619	$400,824
Interest and dividends on investment securities	13,376	20,879	44,439	62,127
Other interest income	493	152	1,108	338
Total Interest Income	183,979	161,261	562,166	463,289
Interest Expense
Deposits	24,437	22,491	77,827	63,884
Other borrowings	20,686	12,576	60,450	32,604
Total Interest Expense	45,123	35,067	138,277	96,488
Net Interest Income	138,856	126,194	423,889	366,801
Provision for Loan and Lease Losses	3,068	4,359	5,016	21,471
Net Interest Income after Provision for Loan and Lease Losses	135,788	121,835	418,873	345,330
Noninterest Income
Loan servicing fee income	50,713	42,341	140,068	130,380
Amortization of mortgage servicing rights	(30,438)	(36,292)	(101,461)	(99,773)
Recovery (impairment) of mortgage servicing rights	35,132	(18,229)	80,259	(63,508)
Net loan servicing income	55,407	(12,180)	118,866	(32,901)
Gain on sale of loans	51,397	85,748	209,545	203,851
Loan production revenue	10,514	10,528	30,066	27,817
Deposit fee income	4,952	4,671	15,167	16,738
Other lease income	6,506	7,103	19,388	24,588
Other	14,793	1,429	30,650	4,522
Total Noninterest Income	143,569	97,299	423,682	244,615
Noninterest Expense
Salaries, commissions and other employee benefits expense	111,144	85,399	340,080	228,266
Equipment expense	20,609	17,574	61,168	50,411
Occupancy expense	8,675	6,619	23,606	17,985
General and administrative expense	85,268	74,377	226,198	221,911
Total Noninterest Expense	225,696	183,969	651,052	518,573
Income before Provision for Income Taxes	53,661	35,165	191,503	71,372
Provision for Income Taxes	20,511	12,987	73,214	26,176
Net Income	$33,150	$22,178	$118,289	$45,196
Less: Net Income Allocated to Preferred Stock	(2,532)	—	(7,594)	(8,564)
Net Income Allocated to Common Shareholders	$30,618	$22,178	$110,695	$36,632
Basic Earnings Per Common Share	$0.25	$0.19	$0.91	$0.37
Diluted Earnings Per Common Share	$0.25	$0.19	$0.89	$0.37
Dividends Declared Per Common Share	$0.03	$0.02	$0.07	$0.02
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$33,150	$22,178	$118,289	$45,196
Unrealized Gains (Losses) on Debt Securities
Unrealized gains (losses) due to changes in fair value	2,042	18,662	(20,755)	32,367
Tax effect	(776)	(7,094)	7,892	(12,240)
Change in unrealized gains (losses) on debt securities	1,266	11,568	(12,863)	20,127
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(1,642)	(11,509)	20,124	(37,813)
Reclassification of net unrealized losses (1)	37,523	3,112	48,891	6,786
Tax effect	(13,636)	3,191	(26,247)	11,918
Change in interest rate swaps	22,245	(5,206)	42,768	(19,109)
Other Comprehensive Income (Loss)	23,511	6,362	29,905	1,018
Comprehensive Income (Loss)	$56,661	$28,540	$148,194	$46,214

(1)
Reclassification of net unrealized losses includes $31,036 recorded to other noninterest income for the three and nine months ended September 30, 2013. Included in interest expense is $6,487 and $3,112 for the three months ended September 30, 2013 and 2012, respectively, and $17,855 and $6,786 for the nine months ended September 30, 2013 and 2012, respectively.

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	118,289	—	118,289
Other comprehensive income	—	—	—	—	29,905	29,905
Issuance of common stock	—	15	12,155	—	—	12,170
Share-based grants (including income tax benefits)	—	—	7,518	—	—	7,518
Cash dividends on common stock	—	—	—	(8,551)	—	(8,551)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2013	$150,000	$1,225	$830,758	$677,809	$(56,879)	$1,602,913

Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	45,196	—	45,196
Other comprehensive loss	—	—	—	—	1,018	1,018
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	267	247,503	—	—	247,770
Repurchase of common stock	—	—	(442)	—	—	(442)
Share-based grants (including income tax benefits)	—	—	4,700	—	—	4,700
Cash dividends on common stock	—	—	—	(2,330)	—	(2,330)
Cash dividends on preferred stock	—	—	—	(5,555)	—	(5,555)
Balance, September 30, 2012	$—	$1,206	$812,823	$550,724	$(106,731)	$1,258,022

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$118,289	$45,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	30,441	6,390
Depreciation and amortization of tangible and intangible assets	30,092	27,011
Reclassification of net loss on settlement of interest rate swaps	48,891	6,786
Amortization and impairment of mortgage servicing rights	21,202	163,281
Deferred income taxes (benefit)	60,269	(32,631)
Provision for loan and lease losses	5,016	21,471
Loss on other real estate owned (OREO)	4,596	7,910
Share-based compensation expense	3,953	3,302
Gain on extinguishment of debt	(36,031)	—
Payments for settlement of forward interest rate swaps	(41,829)	(41,386)
Other operating activities	(3,875)	(4,249)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	353,529	(942,081)
Other assets	123,711	89,245
Accounts payable and accrued liabilities	69,799	60,194
Net cash provided by (used in) operating activities	788,053	(589,561)
Investing Activities:
Investment securities available for sale:
Purchases	(195,566)	(210,717)
Proceeds from sales	159,043	—
Proceeds from prepayments and maturities	424,435	419,500
Investment securities held to maturity:
Purchases	(30,532)	(14,917)
Proceeds from prepayments and maturities	64,113	32,810
Purchases of other investments	(61,550)	(70,782)
Proceeds from sales of other investments	113,272	43,008
Net change in loans and leases held for investment	(23,177)	(1,400,765)
Cash paid for acquisition	—	(351,071)
Purchases of premises and equipment, including equipment under operating leases	(16,292)	(39,453)
Purchases of mortgage servicing assets	(73,580)	—
Proceeds related to sale or settlement of other real estate owned	30,442	30,311
Proceeds from insured foreclosure claims	235,296	115,040
Other investing activities	5,835	1,923
Net cash provided by (used in) investing activities	631,739	(1,445,113)
Financing Activities:
Net increase in nonmaturity deposits	942,027	1,085,006
Net increase (decrease) in time deposits	(455,970)	459,775
Net change in repurchase agreements	(142,322)	484,565
Net change in short-term Federal Home Loan Bank (FHLB) advances	(600,500)	(470,000)
Proceeds from long-term FHLB advances	325,000	1,886,000
Repayments of long-term FHLB advances	(112,158)	(333,500)
Early extinguishment of long-term debt	(733,969)	—
Proceeds from issuance of common stock	12,170	256,522
Other financing activities	(10,049)	(8,706)
Net cash provided by (used in) financing activities	(775,771)	3,359,662
Net change in cash and cash equivalents	644,021	1,324,988
Cash and cash equivalents at beginning of period	443,914	294,981
Cash and cash equivalents at end of period	$1,087,935	$1,619,969

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

d) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Nine Months Ended September 30,
	2013	2012
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims	$498,638	$350,244
Loans transferred to other real estate owned from loans held for investment	30,395	32,100
Loans transferred from held for sale to held for investment	819,250	1,928,519
Loans transferred from held for investment to held for sale	454,310	94,650
Additions of originated mortgage servicing assets for loans sold	84,018	58,061

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$—	$135,585
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
Balance Sheet Offsetting—In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities, which will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The guidance will require that entities disclose the gross and net information about both instruments that are offset in the balance sheet or are subject to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to only (1) derivatives, including bifurcated embedded derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions, to the extent they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position. The requirements set forth in both ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of these standards resulted in additional disclosures as presented in Note 13 but did not have any impact on the Company's condensed consolidated financial statements or results of operations.
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
The Company has not elected the fair value option for other residential mortgage loans primarily because the Company expects to hold these loans for a short duration. These loans are carried at the lower of cost or fair value. In determining the lower of cost or fair value adjustment on loans held for sale, the Company pools loans based on similar risk characteristics such as loan type and interest rate. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in gain and/or loss on sale of loans.
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
Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties with respect to non-GSE purchasers, or breach of contractual representations and warranties with respect to GSEs.  These guarantees are accounted for in accordance with ASC 460, Guarantees, when the obligation is both probable and reasonably estimable. The guarantee is calculated at the fair value of the guarantee on the date of the loan sale or securitization. The corresponding provision is recognized as a reduction on net gains on loan sales and securitization, and is reduced, by a credit to earnings, as the guarantor is released from risk under the guarantee. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.  See Note 5 and Note 15 for further information related to these guarantees.
3.  Acquisition Activities
Acquisition of Business Property Lending, Inc. - On October 1, 2012, EB, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of Business Property Lending, Inc. (BPL), a wholly owned subsidiary of General Electric Capital Corporation (GECC) for cash consideration of $2,401,398. The acquisition provided the Company with an established and operating platform for expanding its capacity to originate commercial real estate loans to small and mid-size business clients nationwide. The transaction was accounted for using the acquisition method with the consideration paid allocated to all identifiable assets and liabilities acquired.
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

4.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of September 30, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2013
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$1,187,816	$16,941	$4,072	$1,200,685	$1,200,685
Asset-backed securities (ABS)	5,153	—	1,098	4,055	4,055
Other	317	283	—	600	600
Total available for sale securities	$1,193,286	$17,224	$5,170	$1,205,340	$1,205,340
Held to maturity:
Residential CMO securities - agency	$44,707	$1,636	$13	$46,330	$44,707
Residential mortgage-backed securities (MBS) - agency	59,551	943	1,130	59,364	59,551
Corporate securities	4,987	—	2,412	2,575	4,987
Total held to maturity securities	$109,245	$2,579	$3,555	$108,269	$109,245
December 31, 2012
Available for sale:
Residential CMO securities - nonagency	$1,577,270	$39,860	$5,355	$1,611,775	$1,611,775
Asset-backed securities	9,461	—	1,935	7,526	7,526
Other	366	211	—	577	577
Total available for sale securities	$1,587,097	$40,071	$7,290	$1,619,878	$1,619,878
Held to maturity:
Residential CMO securities - agency	$106,346	$3,497	$—	$109,843	$106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	$143,234	$5,483	$2,008	$146,709	$143,234
At September 30, 2013 and December 31, 2012, investment securities with a carrying value of $169,092 and $421,209, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the three and nine months ended September 30, 2013, gross gains of $4,225 were realized on available for sale investments in other noninterest income. For the three and nine months ended September 30, 2012, there were no gross gains or gross losses realized on available for sale investments.
The gross unrealized losses and fair value of the Company’s investments in an unrealized loss position at September 30, 2013 and December 31, 2012, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Debt securities:
Residential CMO securities - nonagency	$283,055	$3,258	$48,450	$814	$331,505	$4,072
Residential CMO securities - agency	6,477	13	—	—	6,477	13
Residential MBS - agency	35,548	1,130	—	—	35,548	1,130
Asset-backed securities	—	—	4,055	1,098	4,055	1,098
Corporate securities	—	—	2,575	2,412	2,575	2,412
Total debt securities	$325,080	$4,401	$55,080	$4,324	$380,160	$8,725
December 31, 2012
Debt securities:
Residential CMO securities - nonagency	$57,715	$299	$183,285	$5,056	$241,000	$5,355
Asset-backed securities	—	—	7,526	1,935	7,526	1,935
Corporate securities	—	—	2,979	2,008	2,979	2,008
Total debt securities	$57,715	$299	$193,790	$8,999	$251,505	$9,298

The Company had unrealized losses at September 30, 2013 and December 31, 2012 on residential nonagency CMO securities, residential agency CMO securities, residential agency MBS, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At September 30, 2013, the Company had 44 debt securities in an unrealized loss position. A total of 32 were in an unrealized loss position for less than 12 months. These 32 securities consisted of 20 residential nonagency CMO securities, three residential agency CMO securities and nine residential agency MBS. The remaining 12 debt securities were in an unrealized loss position for 12 months or longer. These 12 securities consisted of three ABS, one corporate security and 8 residential nonagency CMO securities. Of the $8,725 in unrealized losses, $5,024 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
When certain triggers indicate the likelihood of an other-than-temporary-impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. There were no OTTI losses recognized on available for sale or held to maturity securities during the three and nine months ended September 30, 2013 or 2012.
During the three and nine months ended September 30, 2013 and 2012, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income on available for sale securities	$11,816	$17,875	$40,100	$55,474
Interest income on held to maturity securities	635	2,504	1,917	5,313
Other interest and dividend income	925	500	2,422	1,340
	$13,376	$20,879	$44,439	$62,127
All investment interest income recognized by the Company during the three and nine months ended September 30, 2013 and 2012 was fully taxable.
5.  Loans Held for Sale
Loans held for sale as of September 30, 2013 and December 31, 2012, consist of the following:

	September 30, 2013	December 31, 2012
Mortgage warehouse (carried at fair value)	$1,020,410	$1,452,236
Government insured pool buyouts	1,866	96,635
Other	10,995	539,175
Other (carried at fair value)	26,676	—
Total loans held for sale	$1,059,947	$2,088,046
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
In addition, the Company also may be exposed to limited liability related to recourse agreements and repurchase agreements made to its issuers and purchasers. This liability includes amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a material breach of contractual representations and warranties. Refer to Note 15 for the maximum exposure to loss for material breaches of contractual representations and warranties.
Other loans held for sale and carried at fair value of $26,676 at September 30, 2013 represent preferred jumbo residential mortgage loans that the Company originated with the intent to market and sell in the secondary market either through third party sales or securitizations. The Company has elected the fair value option for these loans to provide a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

The following is a summary of cash flows related to transfers accounted for as sales for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds received from agency securitizations	$2,251,809	$2,476,812	$7,345,260	$6,267,169
Proceeds received from nonsecuritization sales	902,441	1,885	1,579,749	20,131

Servicing fees collected	30,928	24,577	86,489	72,477

Repurchased loans from agency securitizations	1,858	2,616	4,028	6,132
Repurchased loans from nonagency sales	6,927	6,773	17,143	16,287
The Company periodically transfers conforming residential mortgages to GNMA in exchange for mortgage-backed securities.  As of September 30, 2013 and December 31, 2012, the Company retained $0 and $99,121, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The gains and losses on transfers which qualify as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, rate lock commitments, and the offsetting hedging positions.
In connection with these transfers, the Company recorded servicing assets in the amount of $33,025 and $84,018 for the three and nine months ended September 30, 2013, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 8 for information relating to servicing activities and MSR.
During the three and nine months ended September 30, 2013, the Company transferred $73,988 and $819,250 in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo ARM residential mortgages which were intended to be sold in the secondary market. As a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company intends to hold these loans for the foreseeable future and has transferred these loans to the held for investment portfolio. During the three and nine months ended September 30, 2012, the Company transferred $1,899,527 and $1,928,519 in residential mortgage and commercial real estate loans held for sale to loans held for investment at lower of cost or market as the Company had the intent to hold these loans for the foreseeable future.
During the three and nine months ended September 30, 2013, the Company transferred $127,674 and $454,310 of loans held for investment to held for sale at lower of cost or market. The majority of these loans were government insured pool buyouts initially originated for the held for investment portfolio. These loans were transferred to held for sale based upon a change in intent to no longer hold these loans for the foreseeable future.

6.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of September 30, 2013 and December 31, 2012 are comprised of the following:

	September 30, 2013	December 31, 2012
Residential mortgages	$6,698,614	$6,708,748
Commercial and commercial real estate	4,608,487	4,771,768
Lease financing receivables	1,092,866	836,935
Home equity lines	156,977	179,600
Consumer and credit card	6,023	8,038
Total loans and leases held for investment, net of discounts	12,562,967	12,505,089
Allowance for loan and lease losses	(66,991)	(82,102)
Total loans and leases held for investment, net	$12,495,976	$12,422,987
As of September 30, 2013 and December 31, 2012, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	September 30, 2013	December 31, 2012
Net purchased loan and lease discounts	$120,321	$164,132
Net deferred loan and lease origination costs	45,315	25,275
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the nine months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Contractual payments receivable for acquired loans and leases at acquisition	$345,890	$218,750
Expected cash flows for acquired loans and leases at acquisition	193,549	133,627
Basis in acquired loans and leases at acquisition	179,027	117,579
Information pertaining to the ACI portfolio as of September 30, 2013 and December 31, 2012 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2013
Carrying value, net of allowance	$749,690	$410,286	$1,159,976
Outstanding unpaid principal balance (UPB)	793,009	427,667	1,220,676
Allowance for loan and lease losses, beginning of period	5,175	16,789	21,964
Allowance for loan and lease losses, end of period	5,216	11,344	16,560

	Residential	Commercial and Commercial Real Estate	Total
December 31, 2012
Carrying value, net of allowance	$860,437	$488,288	$1,348,725
Outstanding unpaid principal balance	906,421	527,472	1,433,893
Allowance for loan and lease losses, beginning of year	5,464	10,525	15,989
Allowance for loan and lease losses, end of year	5,175	16,789	21,964
The Company recorded a reduction of provision for loan loss of $667 and provision for loan loss expense of $863 for the ACI portfolio for the three months ended September 30, 2013 and 2012, respectively. The Company recorded a reduction of provision for loan loss of $2 and provision for loan loss expense of $5,192 for the ACI portfolio for the nine months ended September 30, 2013 and 2012, respectively. The adjustments to provision performed are the result of changes in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the nine months ended September 30, 2013 and 2012:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2013
Balance, beginning of period	$111,868	$108,540	$220,408
Additions	12,174	—	12,174
Accretion	(31,906)	(22,110)	(54,016)
Reclassifications to accretable yield	27,249	23,552	50,801
Balance, end of period	$119,385	$109,982	$229,367
September 30, 2012
Balance, beginning of period	$90,224	$117,499	$207,723
Additions	16,048	—	16,048
Accretion	(22,159)	(23,175)	(45,334)
Reclassifications (from) to accretable yield	2,616	(12,677)	(10,061)
Balance, end of period	$86,729	$81,647	$168,376
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (FDIC) and the indemnification agreement with former shareholders of Tygris. All loans acquired through the loss share agreement with the FDIC and all loans and leases acquired in the purchase of Tygris are considered covered during the applicable indemnification period. As of September 30, 2013 and December 31, 2012, the Company does not expect to receive cash payments under these indemnification agreements due to the performance of the underlying loans.
The following is a summary of the recorded investment of major categories of covered loans and leases outstanding as of September 30, 2013 and December 31, 2012:

	Bank of Florida	Tygris	Total
September 30, 2013
Residential mortgages	$46,738	$—	$46,738
Commercial and commercial real estate	309,709	—	309,709
Lease financing receivables	—	33,283	33,283
Home equity lines	14,266	—	14,266
Total recorded investment of covered loans and leases	$370,713	$33,283	$403,996
December 31, 2012
Residential mortgages	$56,390	$—	$56,390
Commercial and commercial real estate	441,998	—	441,998
Lease financing receivables	—	75,201	75,201
Home equity lines	17,992	—	17,992
Consumer and credit card	1,378	—	1,378
Total recorded investment of covered loans and leases	$517,758	$75,201	$592,959

7.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

Three Months Ended September 30, 2013	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$28,685	$36,881	$4,073	$3,688	$142	$73,469
Provision for loan and lease losses	1,976	872	274	(55)	1	3,068
Charge-offs	(3,038)	(6,081)	(746)	(430)	(28)	(10,323)
Recoveries	70	488	75	130	14	777
Balance, end of period	$27,693	$32,160	$3,676	$3,333	$129	$66,991
Three Months Ended September 30, 2012
Balance, beginning of period	$37,719	$32,050	$4,160	$3,288	$176	$77,393
Provision for loan and lease losses	(1,277)	3,271	917	1,400	48	4,359
Charge-offs	(3,868)	(2,636)	(805)	(1,215)	(61)	(8,585)
Recoveries	52	3,023	159	52	16	3,302
Balance, end of period	$32,626	$35,708	$4,431	$3,525	$179	$76,469

Nine Months Ended September 30, 2013	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Provision for loan and lease losses	5,142	(1,874)	2,530	(765)	(17)	5,016
Charge-offs	(11,378)	(10,309)	(2,442)	(1,546)	(65)	(25,740)
Recoveries	298	4,480	407	379	49	5,613
Balance, end of period	$27,693	$32,160	$3,676	$3,333	$129	$66,991
Nine Months Ended September 30, 2012
Balance, beginning of period	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	3,516	10,537	3,344	3,978	96	21,471
Charge-offs	(14,701)	(6,640)	(2,903)	(2,807)	(112)	(27,163)
Recoveries	357	3,602	224	168	45	4,396
Balance, end of period	$32,626	$35,708	$4,431	$3,525	$179	$76,469

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of September 30, 2013 and December 31, 2012:

September 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$9,283	$13,194	$5,216	$27,693
Commercial and commercial real estate	2,875	17,941	11,344	32,160
Lease financing receivables	—	3,676	—	3,676
Home equity lines	—	3,333	—	3,333
Consumer and credit card	—	129	—	129
Total allowance for loan and lease losses	$12,158	$38,273	$16,560	$66,991
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$91,391	$5,852,317	$754,906	$6,698,614
Commercial and commercial real estate	83,770	4,103,087	421,630	4,608,487
Lease financing receivables	—	1,092,866	—	1,092,866
Home equity lines	—	156,977	—	156,977
Consumer and credit card	—	6,023	—	6,023
Total loans and leases held for investment	$175,161	$11,211,270	$1,176,536	$12,562,967

December 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$12,568	$15,888	$5,175	$33,631
Commercial and commercial real estate	5,569	17,505	16,789	39,863
Lease financing receivables	—	3,181	—	3,181
Home equity lines	—	5,265	—	5,265
Consumer and credit card	—	162	—	162
Total allowance for loan and lease losses	$18,137	$42,001	$21,964	$82,102
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$95,274	$5,747,862	$865,612	$6,708,748
Commercial and commercial real estate	92,262	4,174,429	505,077	4,771,768
Lease financing receivables	—	836,935	—	836,935
Home equity lines	—	179,600	—	179,600
Consumer and credit card	—	8,038	—	8,038
Total loans and leases held for investment	$187,536	$10,946,864	$1,370,689	$12,505,089
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated quarterly by credit administration personnel based on current information and events. The Company monitors the quarterly credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of September 30, 2013 and December 31, 2012:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
September 30, 2013
Residential mortgages:
Residential (1)	$4,565,949	$—	$57,270	$4,623,219
Government insured pool buyouts (2) (3)	1,369,117	706,278	—	2,075,395
Lease financing receivables	1,088,695	—	4,171	1,092,866
Home equity lines	152,813	—	4,164	156,977
Consumer and credit card	6,008	—	15	6,023
Total	$7,182,582	$706,278	$65,620	$7,954,480

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial and commercial real estate:
Commercial	$1,357,081	$277	$5,973	$1,806	$1,365,137
Commercial real estate	2,931,125	44,528	267,697	—	3,243,350
Total commercial and commercial real estate	$4,288,206	$44,805	$273,670	$1,806	$4,608,487

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2012
Residential mortgages:
Residential (1)	$3,880,360	$—	$68,924	$3,949,284
Government insured pool buyouts (2) (3)	1,590,732	1,168,732	—	2,759,464
Lease financing receivables	834,925	—	2,010	836,935
Home equity lines	175,354	—	4,246	179,600
Consumer and credit card	7,699	—	339	8,038
Total	$6,489,070	$1,168,732	$75,519	$7,733,321

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial and commercial real estate:
Commercial	$1,368,054	$565	$8,416	$4,405	$1,381,440
Commercial real estate	3,027,554	79,779	282,995	—	3,390,328
Total commercial and commercial real estate	$4,395,608	$80,344	$291,411	$4,405	$4,771,768

(1)
For the periods ended September 30, 2013 and December 31, 2012, performing residential mortgages included $8,829 and $14,682, respectively of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended September 30, 2013 and December 31, 2012, performing government insured pool buyouts included $439,934 and $553,902, respectively of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of September 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
September 30, 2013
Residential mortgages:
Residential	$9,527	$5,180	$57,270	$71,977	$4,475,614	$4,547,591
Government insured pool buyouts (1)	81,169	58,231	706,278	845,678	550,439	1,396,117
Commercial and commercial real estate:
Commercial	829	12	2,947	3,788	1,297,282	1,301,070
Commercial real estate	275	851	13,017	14,142	2,871,645	2,885,787
Lease financing receivables	7,133	2,417	973	10,523	1,082,343	1,092,866
Home equity lines	1,173	607	4,164	5,944	151,033	156,977
Consumer and credit card	36	4	18	58	5,965	6,023
Total loans and leases held for investment	$100,142	$67,302	$784,667	$952,110	$10,434,321	$11,386,431

December 31, 2012
Residential mortgages:
Residential	$12,648	$4,844	$68,924	$86,416	$3,759,325	$3,845,741
Government insured pool buyouts (1)	132,479	70,915	1,168,732	1,372,126	625,269	1,997,395
Commercial and commercial real estate:
Commercial	242	271	4,985	5,498	1,358,107	1,363,605
Commercial real estate	—	—	71,149	71,149	2,831,937	2,903,086
Lease financing receivables	4,250	2,039	571	6,860	830,075	836,935
Home equity lines	1,221	1,108	4,246	6,575	173,025	179,600
Consumer and credit card	57	30	339	426	7,612	8,038
Total loans and leases held for investment	$150,897	$79,207	$1,318,946	$1,549,050	$9,585,350	$11,134,400

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$71,227	$67,803	$9,283	$77,501	$75,111	$12,568
Commercial and commercial real estate:
Commercial	15,166	3,143	451	12,356	2,615	371
Commercial real estate	21,439	19,281	2,424	56,997	33,967	5,198
Total impaired loans with an allowance recorded	$107,832	$90,227	$12,158	$146,854	$111,693	$18,137

Without a related allowance recorded:
Residential mortgages:
Residential	$32,411	$23,588		$25,602	$20,163
Commercial and commercial real estate:
Commercial	299	82		5,413	4,446
Commercial real estate	73,030	61,264		59,332	51,234
Total impaired loans without an allowance recorded	$105,740	$84,934		$90,347	$75,843

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$93,535	$667	$88,681	$562
Commercial and commercial real estate:
Commercial	3,578	—	8,133	20
Commercial real estate	79,808	300	96,579	916
Total impaired loans	$176,921	$967	$193,393	$1,498

	Nine Months Ended September 30,
	2013		2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$94,534	$2,143	$90,243	$1,834
Commercial and commercial real estate:
Commercial	4,965	2	9,909	39
Commercial real estate	79,874	764	109,838	1,678
Total impaired loans	$179,373	$2,909	$209,990	$3,551
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$57,270	$—	$68,924	$—
Government insured pool buyouts	—	706,278	—	1,168,732
Commercial and commercial real estate:
Commercial	3,962	—	4,985	—
Commercial real estate	72,698	—	71,149	—
Lease financing receivables	4,171	—	2,010	—
Home equity lines	4,164	—	4,246	—
Consumer and credit card	15	—	339	—
Total non-performing loans and leases	$142,280	$706,278	$151,653	$1,168,732
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

The following is a summary of information relating to modifications considered to be TDRs for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Residential mortgages:
Residential	10	$2,805	$2,867	28	$10,693	$10,777
Commercial and commercial real estate:
Commercial real estate	—	—	—	2	1,695	1,695
Total	10	$2,805	$2,867	30	$12,388	$12,472

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	9	$3,429	$3,432	42	$17,136	$17,158
Commercial and commercial real estate:
Commercial	1	43	43	5	2,951	2,951
Commercial real estate	1	3,148	3,148	14	23,722	23,722
Total	11	$6,620	$6,623	61	$43,809	$43,831
The Company included 127 loans with an unpaid principal balance of $17,951 in Chapter 7 bankruptcy as TDRs at September 30, 2013. Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest only periods.
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	2	$210	3	$397
Commercial and commercial real estate:
Commercial	1	673	1	673
Total	3	$883	4	$1,070

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	2	$883	6	$3,107
Total	2	$883	6	$3,107

The recorded investment of TDRs as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
Loan Type:
Residential mortgages	$91,391	$95,275
Commercial and commercial real estate	36,671	64,674
Total recorded investment of TDRs	$128,062	$159,949
Accrual Status:
Current	$75,659	$86,495
30-89 days past-due accruing	4,005	3,600
90+ days past-due accruing	561	244
Nonaccrual	47,837	69,610
Total recorded investment of TDRs	$128,062	$159,949

TDRs classified as impaired loans	$128,062	$159,949
Valuation allowance on TDRs	9,336	16,258
8.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$462,718	$415,962	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	33,025	21,034	84,018	58,061
Acquired servicing rights	1,633	—	65,188	—
Amortization	(30,437)	(36,292)	(101,461)	(99,773)
Decrease (increase) in valuation allowance	35,132	(18,229)	80,259	(63,508)
Other	(577)	(702)	(2,369)	(2,503)
Balance, end of period	$501,494	$381,773	$501,494	$381,773
Valuation allowance:
Balance, beginning of period	$57,836	$84,734	$102,963	$39,455
Increase in valuation allowance	—	21,735	—	67,014
Recoveries	(35,132)	(3,506)	(80,259)	(3,506)
Balance, end of period	$22,704	$102,963	$22,704	$102,963
Components of loan servicing fee income for the three and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractually specified service fees, net	$40,116	$32,255	$110,489	$101,326
Other ancillary fees	9,987	9,413	27,717	27,279
Other	610	673	1,862	1,775
	$50,713	$42,341	$140,068	$130,380
Residential
On April 1, 2013, EverBank purchased the servicing rights to $12,962,454 of UPB of Fannie Mae residential servicing assets for $65,188, which transferred on July 1, 2013. The acquired servicing rights are included in the residential class of MSR.
For loans securitized and sold with servicing retained during the three and nine months ended September 30, 2013 and 2012, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Average discount rates	8.57%	—	9.40%	8.57%	—	9.85%
Expected prepayment speeds	8.78%	—	10.60%	7.91%	—	14.93%
Weighted-average life in years	6.58	—	7.87	5.33	—	7.87

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
Average discount rates	8.99%	—	9.75%	8.60%	—	9.75%
Expected prepayment speeds	13.23%	—	14.99%	10.13%	—	14.99%
Weighted-average life in years	5.21	—	5.72	5.21	—	6.70
At September 30, 2013 and December 31, 2012, the Company estimated the fair value of its capitalized residential MSR to be approximately $496,964 and $363,173, respectively. The carrying value of its residential MSR was $493,623 and $363,159 at September 30, 2013 and December 31, 2012, respectively. The unpaid principal balance below excludes $6,647,000 and $7,049,000 at September 30, 2013 and December 31, 2012, respectively, for residential loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Unpaid principal balance	$52,967,000	$42,373,000
Gross weighted-average coupon	4.51%	4.66%
Weighted-average servicing fee	0.29%	0.30%
Expected prepayment speed (1)	11.68%	19.73%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of September 30, 2013 and December 31, 2012 is presented below.

	September 30, 2013	December 31, 2012
Prepayment Rate
10% adverse rate change	$22,847	$23,100
20% adverse rate change	43,970	44,232
Discount Rate
10% adverse rate change	18,592	12,696
20% adverse rate change	35,900	24,539
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
Commercial
The carrying value and fair value of our commercial MSR was $7,870 at September 30, 2013. As of December 31, 2012, the carrying value and fair value of our commercial MSR was $12,700 and $15,698, respectively.
9.   Other Borrowings
Other borrowings at September 30, 2013 and December 31, 2012 are comprised of the following:

	September 30, 2013	December 31, 2012
FHLB advances, including unamortized premium of $0 and $262, respectively	$1,872,700	$3,030,620
Securities sold under agreements to repurchase, including unamortized premium of $0 and $78, respectively	—	142,401
	$1,872,700	$3,173,021
Advances from the FHLB at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Fixed-rate advances with a weighted-average interest rate of 2.09% and 2.05%, respectively	$1,872,700	$2,412,858
Convertible advances with a weighted-average fixed interest rate of 0.00% and 4.24%, respectively	—	17,000
Overnight advances with a weighted-average floating interest rate of 0.00% and 0.36%, respectively	—	600,500
	$1,872,700	$3,030,358

Contractual maturity dates for FHLB advances at September 30, 2013 are as follows:

2013	$140,700
2014	100,000
2015	331,000
2016	190,000
2017	380,000
2018	260,000
Thereafter	471,000
$1,872,700
FHLB Borrowings
During September 2013, the Company early extinguished FHLB advances with a principal balance of $770,000. The consideration paid for the early extinguishment was $733,969 representing the net settlement of the advance balances. The resulting gain of $36,031 recognized upon extinguishment was recorded in other noninterest income in the consolidated statements of income. As a result of the extinguishment, the forecasted transactions related to the interest payments associated with this debt were no longer expected to occur which resulted in the reclassification of $31,036 previously recorded in accumulated other comprehensive income to other noninterest income.
In early October 2013, the Company early extinguished an additional FHLB advance with a principal balance of $104,000. The consideration paid for this early extinguishment was $93,600 representing the net settlement of the advance balance. The resulting gain of $10,400 realized upon extinguishment will be recognized in the fourth quarter of 2013.
Interest expense on FHLB advances for the three months ended September 30, 2013 and 2012 was $19,037 and $10,852, respectively. Interest expense on FHLB advances for the nine months ended September 30, 2013 and 2012 was $55,293 and $27,681, respectively.
10.  Income Taxes
For the three and nine months ended September 30, 2013, the Company’s effective income tax rate of 38.2% for both periods differs from the statutory federal income tax rate primarily due to state income taxes. The Company's effective income tax rate of 36.9% and 36.7%, for the three and nine months ended September 30, 2012, respectively, differs from the statutory federal income tax rate primarily due to state income taxes.
11. Share-Based Compensation
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
During the nine months ended September 30, 2013, 1,493,750 options were exercised with a total intrinsic value of $10,631.
Nonvested Stock - The Company issued 277,859 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the nine months ended September 30, 2013. The weighted-average grant date fair value of these shares was $16.58.

12.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$33,150	$22,178	$118,289	$45,196
Less dividends on preferred stock	(2,532)	—	(7,594)	(5,555)
Less undistributed net income allocated to participating preferred stock	—	—	—	(3,009)
Net income allocated to common shareholders	$30,618	$22,178	$110,695	$36,632
(Units in Thousands)
Average common shares outstanding	122,509	118,038	122,128	98,387
Common share equivalents:
Stock options	1,518	1,468	1,617	1,610
Nonvested stock	97	85	76	271
Average common shares outstanding, assuming dilution	124,124	119,591	123,821	100,268
Basic earnings per share	$0.25	$0.19	$0.91	$0.37
Diluted earnings per share	$0.25	$0.19	$0.89	$0.37
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
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options	3,881,489	5,905,837	4,516,552	5,905,837

13.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 14. The total notional or contractual amounts and fair values as of September 30, 2013 and December 31, 2012 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
September 30, 2013
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$328,000	$—	$43,213
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	759,609	10,977	217
Forward and optional forward sales commitments	1,553,937	6,811	37,795
Interest rate swaps	54,027	—	725
Foreign exchange contracts	824,072	9,850	5,712
Equity, foreign currency, commodity and metals indexed options	164,155	9,905	—
Options embedded in client deposits	163,178	—	9,886
Indemnification assets	174,438	8,454	—
Total freestanding derivatives		45,997	54,335
Netting and cash collateral adjustments (1)		(11,529)	(47,379)
Total derivatives		$34,468	$50,169

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Fair value hedges:
Interest rate swaps	$31,247	$—	$579
Cash flow hedges:
Forward interest rate swaps	703,000	—	105,166
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	1,737,555	10,904	970
Forward and optional forward sales commitments	2,781,788	2,498	6,481
Foreign exchange contracts	963,820	10,368	2,121
Equity, foreign currency, commodity and metals indexed options	150,885	15,880	—
Options embedded in client deposits	150,181	—	15,750
Indemnification assets	273,687	9,092	—
Total freestanding derivatives		48,742	25,322
Netting and cash collateral adjustments (1)		(15,481)	(110,641)
Total derivatives		$33,261	$20,426

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of September 30, 2013 and December 31, 2012 include derivative positions netted totaling $351 and $651, respectively.

Cash Flow Hedges
As of September 30, 2013, AOCI included $17,292 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 10 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and nine months ended September 30, 2013 and 2012 in the condensed consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$13,206	$(49,733)	$91,265	$(97,921)
Gains (losses) on indemnification assets (2)	(477)	441	(638)	1,285
Other	(8)	27	(154)	424
Total	$12,721	$(49,265)	$90,473	$(96,212)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.

(2)	Refer to Note 14 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on September 30, 2013 and December 31, 2012 was $49,650 and $107,215, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2013 and December 31, 2012, $47,730 and $109,990, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of September 30, 2013 and December 31, 2012, $50,960 and $40,260, respectively, of collateral was posted for positions not subject to master netting agreements.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2013 and December 31, 2012, $11,880 and $14,830, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of September 30, 2013 and December 31, 2012, the Company held $11,880 and $15,220, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of September 30, 2013 and December 31, 2012, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1	Level 2	Level 3	Netting	Total
September 30, 2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,200,685	$—	$—	$1,200,685
Asset-backed securities	—	4,055	—	—	4,055
Other	344	256	—	—	600
Total available for sale securities	344	1,204,996	—	—	1,205,340
Loans held for sale	—	1,020,410	26,676	—	1,047,086
Financial liabilities:
FDIC clawback liability	—	—	51,674	—	51,674
Derivative financial instruments:
Derivative assets (Note 13)	9,850	16,716	19,431	(11,529)	34,468
Derivative liabilities (Note 13)	5,712	91,619	217	(47,379)	50,169

	Level 1	Level 2	Level 3	Netting	Total
December 31, 2012
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,611,775	$—	$—	$1,611,775
Asset-backed securities	—	7,526	—	—	7,526
Other	267	310	—	—	577
Total available for sale securities	267	1,619,611	—	—	1,619,878
Loans held for sale	—	1,452,236	—	—	1,452,236
Financial liabilities:
FDIC clawback liability	—	—	50,720	—	50,720
Derivative financial instruments:
Derivative assets (Note 13)	10,368	29,282	9,092	(15,481)	33,261
Derivative liabilities (Note 13)	2,121	128,946	—	(110,641)	20,426
Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Three Months Ended September 30, 2013
Balance, beginning of period	$287,906	$(48,993)	$(7,496)
Issuances	164,303	—	67,276
Sales	(424,625)	—	—
Settlements	(7,966)	—	(48,292)
Gains (losses) included in earnings for the period	7,058	(2,681)	7,726
Balance, end of period	$26,676	$(51,674)	$19,214
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2013	$7,058	$(2,681)	$26,709

Three Months Ended September 30, 2012
Balance, beginning of period	$—	$(46,738)	$9,383
Settlements	—	—	(61)
Gains (losses) included in earnings for the period	—	(2,603)	441
Balance, end of period	$—	$(49,341)	$9,763
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2012	$—	$(2,603)	$441

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Nine Months Ended September 30, 2013
Balance, beginning of period	$—	$(50,720)	$9,092
Issuances	455,591	—	159,070
Transfers into Level 3	—	—	6,628
Sales	(424,625)	—	—
Settlements	(7,966)	—	(88,552)
Gains (losses) included in earnings for the period	3,676	(954)	(67,024)
Balance, end of period	$26,676	$(51,674)	$19,214
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2013	$3,676	$(954)	$3,493

Nine Months Ended September 30, 2012
Balance, beginning of period	$15,462	$(43,317)	$8,539
Settlements	(623)	—	(61)
Transfers out of Level 3	(14,946)	—	—
Gains (losses) included in earnings for the period	107	(6,024)	1,285
Balance, end of period	$—	$(49,341)	$9,763
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2012	$107	$(6,024)	$1,285

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2013				Min.		Max.	Weighted Avg.
FDIC clawback liability	$51,674	Discounted cash flow	Servicing cost	$7,485	-	$15,524	N/A	(1)
Indemnification asset	8,234	Discounted cash flow	Discount Rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	5.18%	-	68.39%	24.93%	(2)
			Loss duration (in months)	9	-	82	37	(2)
			Loss severity (3) (5)	1.60%	-	18.67%	6.84%	(2)
IRLCs, net	10,760	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	74.60%	(4)
Loans held for sale	26,676	Discounted cash flow	Cost of Funds	2.44%	-	3.63%	3.16%
			Prepayment rate	5.38%	-	14.78%	8.34%
			Default rate	0.00%	-	0.93%	0.26%
			Weighted average life (in years)	4.76	-	9.85	7.83
			Cumulative loss	0.00%	-	0.31%	0.08%
			Loss severity	0.00%	-	38.55%	25.90%
December 31, 2012
FDIC clawback liability	$50,720	Discounted cash flow	Servicing cost	$6,790	-	$14,558	N/A	(1)
Indemnification asset	9,092	Discounted cash flow	Reinstatement rate	3.82%	-	79.54%	24.53%	(2)
			Loss duration (in months)	8	-	50	30	(2)
			Loss severity (3)	2.42%	-	11.33%	6.23%	(2)

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
The significant unobservable input used in the fair value measurement of the Company's IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by our secondary marketing system using historical data and the ratio is reviewed by the Company's secondary marketing department of the portfolio management group for reasonableness on a quarterly basis.
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
Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at September 30, 2013 and December 31, 2012:

September 30, 2013
Fair value carrying amount	$1,047,086
Aggregate unpaid principal balance	1,008,313
Fair value carrying amount less aggregate unpaid principal	$38,773
December 31, 2012
Fair value carrying amount	$1,452,236
Aggregate unpaid principal balance	1,387,423
Fair value carrying amount less aggregate unpaid principal	$64,813
No loans recorded under the fair value option were on nonaccrual status at September 30, 2013 or December 31, 2012.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $40,474 and $42,215 for the three and nine months ended September 30, 2013, respectively and are included in gain on sale of loans. The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value were $140,254 and $316,427 for the three and nine months ended September 30, 2012, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at September 30, 2013 and December 31, 2012 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
September 30, 2013
Collateral-dependent loans	$—	$—	$22,040	$22,040	$1,317
Other real estate owned (1)	—	—	17,825	17,825	3,350
Mortgage servicing rights (2)	—	—	440,203	440,203	(80,259)
Loans held for sale	—	—	10,994	10,994	575
December 31, 2012
Collateral-dependent loans	$—	$—	$48,048	$48,048	$6,163
Other real estate owned (1)	—	4,030	26,787	30,817	6,230
Mortgage servicing rights (2)	—	—	320,901	320,901	63,508

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2013				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$22,040	Appraised value	Appraised value	NM			N/A	(1)
Other real estate owned	17,825	Appraised value	Appraised value	NM			N/A	(1)
Mortgage servicing rights	440,203	Discounted cash flow	Prepayment speed	12.15%	-	22.20%	15.04%	(2)
			Discount rate	9.54%	-	9.76%	9.59%	(3)
Loans held for sale	10,994	Discounted cash flow	Cost of Funds	0.89%	-	3.27%	3.16%
			Prepayment rate	6.00%	-	16.10%	6.09%
			Default rate	0.31%	-	100.00%	51.64%
			Weighted average life (in years)	5.28	-	10.43	10.07
			Cumulative loss	0.00%	-	81.79%	21.38%
			Loss severity	20.02%	-	34.95%	25.30%
December 31, 2012
Collateral-dependent loans	$36,609	Sales comparison approach	Appraisal value adjustment	0.00%	-	47.00%	N/A
Collateral-dependent loans	11,439	Discounted appraisals	Collateral discounts	5.00%	-	5.00%	N/A
Other real estate owned	23,359	Sales comparison approach	Appraisal value adjustment	0.00%	-	82.00%	N/A
Other real estate owned	3,428	Discounted appraisals	Collateral discounts	5.00%	-	10.00%	N/A
Mortgage servicing rights	320,901	Discounted cash flow	Prepayment speed	16.50%	-	19.80%	19.25%	(2)
			Discount rate	9.20%	-	9.80%	9.37%	(3)

(1)	NM - Not Meaningful

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
The Company estimates the fair value of Level 3 loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management as necessary to discuss the key assumptions used in arriving at our estimates.
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Financial assets:
Investment securities:
Held to maturity	$109,245	$108,269	$—	$105,694	$2,575
Loans held for sale (1)	12,861	12,839	—	—	12,839
Loans held for investment (2)	11,406,786	11,405,718	—	—	11,405,718
Financial liabilities:
Time deposits	$3,663,515	$3,695,116	$—	$3,695,116	$—
Other borrowings	1,872,700	1,846,887	—	1,846,887	—
Trust preferred securities	103,750	86,414	—	—	86,414
December 31, 2012
Financial assets:
Investment securities:
Held to maturity	$143,234	$146,709	$—	$143,730	$2,979
Loans held for sale (1)	635,810	658,091	—	642,437	15,654
Loans held for investment (2)	11,589,233	11,716,283	—	—	11,716,283
Financial liabilities:
Time deposits	$4,123,594	$4,165,065	$—	$4,165,065	$—
Other borrowings (3)	3,050,698	3,085,174	—	3,085,174	—
Trust preferred securities	103,750	78,112	—	—	78,112

(1)	The carrying value of loans held for sale excludes $1,047,086 and $1,452,236 in loans measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $63,315 and $78,921 as of September 30, 2013 and December 31, 2012, respectively. In addition, the carrying values excludes $1,089,190 and $833,754 of lease financing receivables as of September 30, 2013 and December 31, 2012, respectively.

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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience specific to the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of September 30, 2013 and December 31, 2012, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets. In addition, the Company has one corporate security that is valued using the income approach. To determine the price, the Company determines the cash flows based on the contract terms which include London Interbank Offered Rate (LIBOR) plus the spread and then discounts those cash flows at a rate that makes the present value of total discounted cash flows of a newly issued security approximate par. The spread to swap curve is interpolated based on the comparable securities that would issue in the market on the valuation date. Industry and rating factors are used to determine the comparable securities. This security has been classified as level 3.
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
Unfunded credit extension commitments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Commercial (1)	$1,962,233	$1,094,900
Leasing	163,605	172,808
Residential	442,127	—
Home equity lines of credit	31,576	40,915
Credit card lines of credit	35,694	32,496
Standby letters of credit	1,140	1,274
Total unfunded credit extension commitments	$2,636,375	$1,342,393

(1)
Unfunded commercial commitments include $1,353,847 and $609,619 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of September 30, 2013 and December 31, 2012, respectively.

Standby letters of credit issued by third party entities, are used to guarantee the Company's performance under various contracts. At September 30, 2013, the Company had approximately $60,018 in letters of credit outstanding.
During September 2013, EverBank entered into a forward-dated borrowing agreement with the FHLB to borrow $50,000 as a fixed-rate FHLB advance at an interest rate of 2.10%, which will fund in September 2014 maturing in September 2018. Prior to the funding date, EverBank has the right to terminate the advance subject to a voluntary termination fee.
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 13 for information on interest rate lock commitments as they are not included in the table above.
The Company has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the Company is obligated to pay $400 during the remainder of 2013. The amount due in 2014 is $3,647, which is a 5% increase from the total obligation due in 2013.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through September 30, 2013, the Company originated and securitized approximately $57,189,245 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through September 30, 2013 and sold in years 2004 through September 30, 2013. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $19,086 and $27,000 at September 30, 2013 and December 31, 2012, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at September 30, 2013 and December 31, 2012, was $61,274,075 and $49,422,104, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at September 30, 2013 and December 31, 2012, was $22,733 and $26,026, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $148,870 and $154,706 at September 30, 2013 and December 31, 2012, respectively.
Legal Actions — On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an “Independent Foreclosure Review” program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.

In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement includes a cash payment of approximately $37,390 to be made by EverBank to a settlement fund, which would provide relief to qualified borrowers. In addition, EverBank will contribute approximately $6,344 to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.

In October 2013, EverBank received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, along with other mortgage servicers, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. EverBank is presently preparing its action plan for OCC review and will submit that action plan in November 2013. The Company has evaluated subsequent events through the date in which financial statements are available to be issued and currently, the Company is unable to estimate any liabilities that may result from the action plan; therefore, no amounts have been accrued.

In addition, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage-related practices of the Company and other major mortgage servicers. The Company continues to cooperate with these investigations. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. The Company has evaluated subsequent events through the date in which financial statements are available to be issued and currently, the Company is unable to estimate any loss that may result from penalties or fines imposed by other governmental agencies; therefore, no amounts have been accrued.
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

Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$159,774	$159,774	$185,000	$185,000
On-balance-sheet securitizations	—	—	99,121	99,121
Debt securities	1,309,254	1,309,254	1,757,858	1,757,858
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records these commercial loans on its condensed consolidated balance sheet as loans held for investment.
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
17.  Segment Information
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
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three and nine months ended September 30, 2013 and 2012. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended September 30, 2013
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$125,545	$14,889		$(1,578)		$—	$138,856
Total net revenue	158,482	125,368	(1)	(1,425)		—	282,425
Intersegment revenue	1,617	(1,617)		—		—	—
Depreciation and amortization	6,692	1,325		1,949		—	9,966
Income before income taxes	90,038	(13,765)	(1)	(22,612)	(3)	—	53,661
Total assets	15,502,004	2,106,162		213,745		(209,822)	17,612,089

	As of and for the Three Months Ended September 30, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$114,587	$13,105		$(1,498)		$—	$126,194
Total net revenue	135,195	89,798	(2)	(1,500)		—	223,493
Intersegment revenue	(1,170)	1,170		—		—	—
Depreciation and amortization	6,876	432		1,612		—	8,920
Income before income taxes	51,780	17,366	(2)	(33,981)		—	35,165
Total assets	14,696,893	1,838,964		129,141		(155,558)	16,509,440

	As of and for the Nine Months Ended September 30, 2013
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$384,990	$43,622		$(4,723)		$—	$423,889
Total net revenue	478,362	373,371	(1)	(4,162)		—	847,571
Intersegment revenue	9,384	(9,384)		—		—	—
Depreciation and amortization	20,924	3,884		5,279		—	30,087
Income before income taxes	255,544	10,029	(1)	(74,070)	(3)	—	191,503
Total assets	15,502,004	2,106,162		213,745		(209,822)	17,612,089

	As of and for the Nine Months Ended September 30, 2012
	Banking and Wealth Management	Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$335,933	$35,391		$(4,523)		$—	$366,801
Total net revenue	407,374	208,481	(2)	(4,439)		—	611,416
Intersegment revenue	(6,071)	6,071		—		—	—
Depreciation and amortization	20,345	1,429		5,237		—	27,011
Income before income taxes	173,432	(5,028)	(2)	(97,032)		—	71,372
Total assets	14,696,893	1,838,964		129,141		(155,558)	16,509,440

(1)
Segment earnings in the Mortgage Banking segment included a $35,132 recovery on the MSR valuation allowance for the three months ended September 30, 2013 and a $80,259 recovery on the MSR valuation allowance for the nine months ended September 30, 2013.

(2)
Segment earnings in the Mortgage Banking segment included a $18,229 charge for MSR impairment for the three months ended September 30, 2012 and a $63,508 charge for MSR impairment for the nine months ended September 30, 2012 .

(3)	Income before income taxes includes additional allocation of intersegment expenses beginning in 2013.
18.  Subsequent Events
On October 30, 2013, the Company entered into a series of agreements with Green Tree Servicing LLC (GTS), a subsidiary of Walter Investment Management Corp., to sell approximately $13,400,000 of UPB of FNMA, FHLMC and private investor mortgage servicing rights, subject to changes in the underlying loan population through the date of transfer. The Company also entered into an agreement with GTS to sell the Company's default servicing platform and related fixed assets, and to sub-service the Company’s Ginnie Mae servicing portfolio with a UPB of approximately $6,900,000. The sale of the MSR is expected to close in the fourth quarter of 2013 and the sale of the default platform along with the sub-servicing agreement is expected to occur in the first quarter of 2014. Due to the recent nature of this transaction, the Company is currently evaluating the impact to its financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the condensed consolidated financial condition and results of operations of the Company during the three and nine month periods ended September 30, 2013 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on March 15, 2013.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2012, as filed with the SEC on March 15, 2013 and in Part II, Item 1A “Risk Factors” contained in this report, and include risks discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in other periodic reports we file with the SEC. These factors include without limitation:

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

•
risk of individual claims or further fines, penalties, equitable remedies, (including default servicing or other process changes) or other enforcement actions relating to our mortgage related practices;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	our ability to comply with the amended consent order and the terms and conditions of our settlement of the Independent Foreclosure Review, including the associated costs;

•	concentration of our commercial real estate loan portfolio;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	the effectiveness of the hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•
disruptions in the credit and financial markets in the United States and globally, including the effects of any downgrade in the United States government’s sovereign debt rating and the continued effects of the European sovereign debt crisis;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	costs of compliance or failure to comply with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•
impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and the capital requirements promulgated by the Basel Committee on Banking Supervision ("Basel Committee");

•	effects of changes in existing U.S. government or government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	risks related to the continuing integration of acquired businesses and any future acquisitions including, risk that we may not realize anticipated benefits of such acquisitions;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to generally accepted accounting principles (GAAP);

•	environmental liabilities with respect to properties that we take title to upon foreclosure; and

•	inability of EverBank, our banking subsidiary, to pay dividends.
Reclassifications
Certain prior period information in this MD&A has been reclassified to conform to current period classifications.
Introduction and Overview
We are a thrift holding company which operates primarily through our direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium-sized business clients. We market and distribute our products and services primarily through our integrated on-line financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other business offices throughout the country. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.
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
In the latter half of the second quarter of 2013, the FRB indicated their intention to reduce their bond buying activities associated with quantitative easing 3 (QE3) if the economy continued to show improvement. The uncertainty around the FRB's intent created volatility in the capital markets and resulted in a market sell-off which drove the 10-year treasury yield from 1.7% on May 2, 2013 to 2.6% on June 25, 2013. These events had a direct impact on mortgage interest rates which increased sharply from 3.7% at the beginning of the second quarter 2013 to 4.4% at the end of the second quarter. Mortgage interest rates increased to a high of 4.7% in early September, however, decreased 39 basis points to 4.3% as of September 30, 2013. In addition, the spreads over the treasury curve widened to levels experienced earlier in the year. Increases in mortgage rates impacted origination volume as the number of borrowers eligible to refinance into lower rates was reduced. However, we have made substantial investments in our retail platform focusing on purchase business in anticipation of the higher rate environment. Moreover, the expectation of slower prepayments due to refinancing has had a positive impact on the fair value and amortization of our mortgage servicing rights. We continue to monitor the status of the economy as well as the expected interest rate environment both in the near term and over the long term to best position our balance sheet to optimize risk-adjusted returns.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Changes
Our financial condition and the results of our operations are dependent upon the composition of our balance sheet and the assets which we originate, sell, and/or retain for investment.
In July 2013, our primary federal regulator, the Federal Reserve, and EverBank’s primary federal regulator, the OCC, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to thrift holding companies and depository institutions, including us and EverBank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of regulatory capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules will become effective for the Company and EverBank on January 1, 2015 (subject to phase-in periods as discussed below).
       The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Basel III Capital Rules’ specific requirements.
       Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.
       The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.
The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. When fully phased in on January 1, 2019, the Basel III Capital Rules will require us and EverBank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).
       Under current capital standards, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP (for example, marks-to-market of securities held in the available for sale portfolio), are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including us and EverBank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s and EverBank’s periodic regulatory reports in the beginning of 2015. The Company and EverBank are considering whether to make this election. The Basel III Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or thrift holding companies. However for bank or thrift holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.
       Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
      In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
      Management believes, at September 30, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
We are also subject to new stress testing requirements that implement provisions of the Dodd-Frank Act requiring financial companies with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the FRB, and publish a summary of certain aspects of the results. Under the rules, we and EverBank will be required to conduct stress tests using certain scenarios that the FRB will publish by November 15 of each year (starting in 2013) and using financial statement data as of September 30 of that year. We will be required to report the results to the OCC and the FRB by March 31 of the year after the stress tests are conducted. In addition, the rules will require us to publicly disclose a summary of certain aspects of the stress test results between June 15 and June 30 of the year after the stress tests are conducted starting in 2015. This process will be repeated in each subsequent year.
Stress testing requirements will include baseline, adverse, and severely adverse economic and financial scenarios to assess potential impacts on our consolidated earnings, losses and capital over a nine quarter planning horizon. According to regulatory standards, a summary of the results of certain aspects of this stress analysis (initially, only under the severely adverse scenario) will be released publicly and will contain company specific information and results. It is anticipated that our capital ratios reflected in the stress test calculation will be an important factor considered by our regulators in evaluating whether proposed payments of dividends, stock repurchases [or strategic transactions] may be an unsafe or unsound practice.
The planning horizon for the next capital planning and stress testing cycle runs from the fourth quarter of 2013 through the fourth quarter of 2015. Thus, the next capital planning and stress testing cycle, which begins October 1, overlaps with the implementation of the Basel III Capital Rules. On September 30, 2013, the FRB issued an interim final rule to clarify how companies should incorporate the Basel III Capital Rules into their capital and business projections during the next cycle of capital plan submissions and stress tests. The interim final rule provides a one-year transition period for most banking organizations, including the Company and EverBank, with between $10 billion and $50 billion in total consolidated assets. Pursuant to the interim final rule, we will be required to calculate our stress test projections using the FRB’s current regulatory capital rules during the upcoming stress test to allow time to adjust our internal systems to the revised capital framework.

Performance Highlights

•	GAAP diluted earnings per share was $0.25, a 32% increase from $0.19 in the third quarter 2012 and a 29% decrease from $0.35 in the second quarter 2013.

•	Adjusted diluted earnings per share was $0.26, a 13% decrease from $0.30 in the third quarter 2012 and a 7% decrease from $0.28 in the second quarter 2013.[1]

•	Tangible common equity per common share of $11.42 at September 30, 2013, an increase of 11% compared to the third quarter 2012.

•	Net income of $33 million, an increase of 49% compared to the third quarter of 2012.

•	Adjusted net income of $34 million, a decrease of 5% compared to the third quarter of 2012.

•	Revenue of $282 million, an increase of 26% compared to the third quarter of 2012.

•	Total organic asset generation of $3.1 billion, a decrease of 2% compared to the third quarter of 2012.

•	Realized $35 million of mortgage servicing rights valuation recovery.

•	Return on equity ("ROE") was 8.7% and adjusted ROE was 9.0%.

•	Strong liquidity and capital position with bank tier 1 leverage ratio of 8.8% and bank total risked-based capital ratio of 14.5%.

 1 Reconciliations of Non-GAAP financial measures can be found in Table 1, Table 1A, Table 1B, Table 7A, Table 7B, Table 7C, Table 7D and Table 18

Strategic Business Activities
The Company entered into a series of agreements with Green Tree Servicing LLC (GTS), a subsidiary of Walter Investment Management Corp., on October 30, 2013 which will enable EverBank to position its mortgage servicing business toward prime performing mortgages as well as improve its operating efficiency. The transaction includes the following:

•	Sale of $13.4 billion of UPB of FNMA, FHLMC and private investor mortgage servicing rights. The sale is expected to close in the fourth quarter of 2013.

•
Sale of EverBank’s default servicing platform. GTS will assume lease obligations on approximately 86,000 square feet of space at EverBank Center in Jacksonville and acquire the fixed assets associated with the default platform. The sale is expected to close in the first quarter of 2014.

•
Entered into a subservicing partnership agreement with GTS to sub-service EverBank's Ginnie Mae and government loan servicing portfolio with a UPB of approximately $6.9 billion. The subservicing agreement will begin in the first quarter of 2014 concurrent with the sale of the default servicing platform.

We expect the above transactions to positively impact the Company's future pre-tax income by $20 to $25 million. One time transaction costs are expected to be $10 to $15 million and recognized in the fourth quarter of 2013.
During the quarter, the Company also used excess cash to retire nearly $800 million in higher-cost wholesale borrowings which will increase net interest income and net interest margin in the future.
The above activities, combined with the exit from our wholesale broker mortgage business and our settlement with the OCC and Federal Reserve, position EverBank to better focus on our core clients and businesses.

Balance Sheet
Loan Portfolio
Total portfolio loans held for investment (HFI) were $12.6 billion at September 30, 2013, an increase of $2.5 billion, or 25%, year over year. Compared to the prior quarter, this represents a decrease of $0.3 billion, or 2%. Loans HFI for the third quarter 2013 were comprised of:

(dollars in millions)	Sep 30, 2013	Jun 30, 2013	Sep 30, 2012
Residential mortgages	$4,624	$4,237	$4,127
Mortgage pool buyouts	2,075	2,349	2,680
Total residential	6,699	6,586	6,807
Commercial real estate	3,243	3,307	1,092
Lease financing receivables	1,093	1,015	742
Commercial	514	491	399
Total commercial finance & commercial real estate	4,850	4,813	2,233
Warehouse finance	851	1,292	824
Other	163	176	193
Total HFI	$12,563	$12,867	$10,057
During the third quarter, residential loans HFI increased by 9% compared to the prior quarter to $4.6 billion, driven by continued growth in our high quality prime jumbo hybrid ARM portfolio. Our commercial lending and leasing platforms represented approximately 45% of loans HFI in the third quarter compared to approximately 30% a year ago. Continued growth in our commercial finance and leasing portfolios were offset by lower warehouse finance balances experienced at quarter end.
Loan Origination Activities
Organic asset generation totaled $3.1 billion and retained organic originations totaled $1.1 billion for the third quarter of 2013, a decrease of 19% and 3%, respectively, from the prior quarter. Total commercial loans and leases originated during the quarter were $352 million, including leases of $177 million and commercial real estate originations of $122 million. Year to date, commercial originations totaled $1.3 billion, including leases of $515 million and commercial real estate originations of $341 million.
Residential loan originations were $2.7 billion for the third quarter of 2013, a decrease of 17% compared to the prior quarter and an increase of 7% year over year. Excluding the impact of our previously announced wholesale broker channel exit, origination volume was $2.4 billion, a decrease of 13% compared to the prior quarter and an increase of 25% year over year. Origination volume from our retail channel was $1.0 billion in the third quarter, a decrease of 15% from the prior quarter and a 100% increase year over year. Purchase transactions represented 40% of total volumes and 66% of retail volumes, compared to 32% and 49%, respectively, in the prior quarter. HARP volume was approximately 28% of total volume during the quarter compared to 17% in the prior quarter.
Our gain on sale margin decreased by 48 basis points during the quarter to 1.68%. Agency conforming loan originations sold into the secondary market generated a gain on sale margin of 2.86% during the third quarter of 2013 compared to 3.53% in the prior quarter and 3.65% during the third quarter of 2012. While we maintain the flexibility and capability to best execute our nonagency originations according to market conditions, we expect the majority of future nonagency loans will be originated for our portfolio and loans held for sale will consist of GSE-eligible conventional loans.
The following table presents total organic loan and lease origination information by product type:

(dollars in millions)	Sep 30, 2013	Jun 30, 2013	Sep 30, 2012
Residential origination volume
Conventional loans	$1,933	$2,203	$2,126
Prime jumbo loans	767	1,048	405
Total residential origination volume	2,700	3,251	2,531
Commercial origination volume
Commercial real estate	122	157	97
Lease financing receivables	177	187	134
Warehouse finance	7	69	192
Commercial	46	114	156
Total commercial origination volume	352	527	579
Total organic originations	$3,052	$3,778	$3,110

Deposits

Total deposits were $13.6 billion at September 30, 2013, flat quarter over quarter, as lower time deposit balances offset higher levels of noninterest-bearing deposits. Year over year, total deposits grew by $1.8 billion, or 15%, from $11.8 billion. Time deposits, excluding market-based deposits represented 22% of total deposits in the third quarter compared to 23% in the prior quarter. Business deposits grew 4% compared to the prior quarter and represented 13% of total deposits.
At September 30, 2013, our deposits were comprised of the following:

(dollars in millions)	Sep 30, 2013	Jun 30, 2013	Sep 30, 2012
Noninterest-bearing demand	$1,366	$1,205	$1,475
Interest-bearing demand	2,999	3,082	2,424
Savings and money market accounts	5,186	5,153	4,311
Global market-based accounts	1,041	1,051	1,231
Time, excluding market-based	3,036	3,179	2,375
Total deposits	$13,628	$13,670	$11,816

Consumer deposits	$11,864	$11,974	$10,278
Business deposits	1,764	1,696	1,538
Total deposits	$13,628	$13,670	$11,816
Other Funding Sources
Total other borrowings were $1.9 billion at September 30, 2013, a decrease of 30% quarter over quarter. This decrease resulted from the early extinguishment of $0.8 billion of Federal Home Loan Bank advances.

Financial Highlights				Table 1
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2013	2012	2013	2012
For the Period:
Operating Results:
Total revenue	$282,425	$223,493	$847,571	$611,416
Net interest income	138,856	126,194	423,889	366,801
Provision for loan and lease losses	3,068	4,359	5,016	21,471
Noninterest income	143,569	97,299	423,682	244,615
Noninterest expense	225,696	183,969	651,052	518,573
Net income	33,150	22,178	118,289	45,196
Net earnings per common share, basic	0.25	0.19	0.91	0.37
Net earnings per common share, diluted	0.25	0.19	0.89	0.37
Performance Metrics:
Adjusted net income(1)	$34,373	$36,185	$115,413	$99,901
Adjusted net earnings per common share, basic(2)	0.26	0.31	0.88	0.94
Adjusted net earnings per common share, diluted(2)	0.26	0.30	0.87	0.92
Yield on interest-earning assets	4.32%	4.69%	4.40%	4.81%
Cost of interest-bearing liabilities	1.18%	1.17%	1.22%	1.15%
Net interest spread	3.14%	3.52%	3.18%	3.66%
Net interest margin	3.24%	3.66%	3.33%	3.82%
Return on average assets	0.72%	0.58%	0.86%	0.42%
Return on average equity(3)	8.68%	7.28%	10.79%	5.48%
Adjusted return on average assets(4)	0.75%	0.95%	0.84%	0.94%
Adjusted return on average equity(5)	9.02%	11.89%	10.51%	12.12%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.30%	0.25%	0.22%	0.40%
Banking and Wealth Management Metrics:
Efficiency ratio(6)	42.4%	59.1%	46.6%	52.8%
Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,691.4	$2,528.6	$8,832.0	$6,694.9

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	September 30, 2013	December 31, 2012
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$1,087,935	$443,914
Investment securities	1,421,035	1,921,284
Loans held for sale	1,059,947	2,088,046
Loans and leases held for investment, net	12,495,976	12,422,987
Total assets	17,612,089	18,242,878
Deposits	13,627,676	13,142,388
Total liabilities	16,009,176	16,791,702
Total shareholders’ equity	1,602,913	1,451,176
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 18)	1.01%	1.08%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 19)	0.53%	0.66%
Capital Ratios:
Tier 1 leverage ratio (bank level) (see Table 33)	8.8%	8.0%
Tier 1 risk-based capital ratio (see Table 33)	13.9%	12.8%
Total risk-based capital ratio (bank level) (see Table 33)	14.5%	13.5%
Tangible equity to tangible assets (see Table 1B)	8.8%	7.7%
Deposit Metrics:
Deposit growth (trailing 12 months)	15.3%	28.0%
Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$61,274.1	$51,198.7
Tangible Common Equity Per Common Share:
Excluding accumulated other comprehensive loss(7)	$11.89	$11.02
Including accumulated other comprehensive loss(8)	11.42	10.30

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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Net income	$33,150	$22,178	$118,289	$45,196
Transaction expense, net of tax	—	1,268	—	4,452
Non-recurring regulatory related expense, net of tax	20,203	1,326	43,670	8,169
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(439)	111	(27)	2,709
MSR impairment (recovery), net of tax	(21,783)	11,302	(49,761)	39,375
Restructuring expense, net of tax	3,242	—	3,242	—
Adjusted net income	$34,373	$36,185	$115,413	$99,901
Adjusted net income allocated to preferred stock	2,532	—	7,594	7,582
Adjusted net income allocated to common shareholders	$31,841	$36,185	$107,819	$92,319
Adjusted net earnings per common share, basic	$0.26	$0.31	$0.88	$0.94
Adjusted net earnings per common share, diluted	$0.26	$0.30	$0.87	$0.92
Weighted average common shares outstanding:
(units in thousands)
Basic	122,509	118,038	122,128	98,387
Diluted	124,124	119,591	123,821	100,268
A reconciliation of tangible equity, tangible common equity and adjusted tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Adjusted Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	September 30, 2013	December 31, 2012
Shareholders’ equity	$1,602,913	$1,451,176
Less:
Goodwill	46,859	46,859
Intangible assets	6,340	7,921
Tangible equity	1,549,714	1,396,396
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	1,399,714	1,246,396
Less:
Accumulated other comprehensive loss	(56,879)	(86,784)
Adjusted tangible common equity	$1,456,593	$1,333,180
Total assets	$17,612,089	$18,242,878
Less:
Goodwill	46,859	46,859
Intangible assets	6,340	7,921
Tangible assets	$17,558,890	$18,188,098

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

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2A
	Three Months Ended
	September 30, 2013			September 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$878,078	$493	0.22%	$236,378	$152	0.26%
Investment securities	1,484,410	12,451	3.35%	1,984,778	20,379	4.10%
Other investments	135,211	925	2.71%	121,315	501	1.64%
Loans held for sale	1,932,075	18,207	3.77%	2,750,575	32,508	4.73%
Loans and leases held for investment:
Residential mortgages	6,480,437	67,606	4.17%	5,690,121	60,381	4.24%
Commercial and commercial real estate	4,864,670	64,774	5.28%	2,045,963	23,869	4.57%
Lease financing receivables	1,041,040	17,552	6.74%	692,643	21,218	12.25%
Home equity lines	162,194	1,708	4.18%	186,179	2,190	4.68%
Consumer and credit card	6,241	263	16.72%	8,375	63	2.99%
Total loans and leases held for investment	12,554,582	151,903	4.82%	8,623,281	107,721	4.97%
Total interest-earning assets	16,984,356	$183,979	4.32%	13,716,327	$161,261	4.69%
Noninterest-earning assets	1,449,836			1,459,268
Total assets	$18,434,192			$15,175,595
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,055,881	$5,025	0.65%	$2,312,731	$4,456	0.77%
Market-based money market accounts	416,145	672	0.64%	430,420	822	0.76%
Savings and money market accounts, excluding market-based	5,214,061	8,362	0.64%	4,157,713	8,115	0.78%
Market-based time	621,675	1,244	0.79%	815,528	2,029	0.99%
Time, excluding market-based	3,082,451	9,134	1.18%	2,229,888	7,069	1.26%
Total deposits	12,390,213	24,437	0.78%	9,946,280	22,491	0.90%
Borrowings:
Trust preferred securities	103,750	1,649	6.31%	103,750	1,498	5.74%
Federal Home Loan Bank (FHLB) advances	2,511,830	19,037	2.97%	1,803,605	10,852	2.39%
Repurchase agreements	—	—	0.00%	53,244	220	1.64%
Other	13	—	0.00%	3	6	N.M.
Total interest-bearing liabilities	15,005,806	$45,123	1.18%	11,906,882	$35,067	1.17%
Noninterest-bearing demand deposits	1,515,123			1,591,087
Other noninterest-bearing liabilities	351,762			459,815
Total liabilities	16,872,691			13,957,784
Total shareholders’ equity	1,561,501			1,217,811
Total liabilities and shareholders’ equity	$18,434,192			$15,175,595
Net interest income/spread		$138,856	3.14%		$126,194	3.52%
Net interest margin			3.24%			3.66%

Memo: Total deposits including non-interest bearing	$13,905,336	$24,437	0.70%	$11,537,367	$22,491	0.78%

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2B
	Nine Months Ended
	September 30, 2013			September 30, 2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$682,971	$1,108	0.22%	$176,824	$338	0.26%
Investment securities	1,587,947	42,017	3.53%	2,058,853	60,787	3.94%
Other investments	136,680	2,422	2.37%	114,281	1,340	1.57%
Loans held for sale	2,304,750	60,887	3.52%	2,810,595	103,903	4.93%
Loans and leases held for investment:
Residential mortgages	6,415,885	206,531	4.29%	5,201,477	161,860	4.15%
Commercial and commercial real estate	4,766,556	187,299	5.21%	1,624,465	60,639	4.90%
Lease financing receivables	949,035	55,276	7.77%	632,816	66,381	13.99%
Home equity lines	169,585	6,231	4.91%	191,869	7,858	5.47%
Consumer and credit card	6,885	395	7.67%	8,094	183	3.02%
Total loans and leases held for investment	12,307,946	455,732	4.93%	7,658,721	296,921	5.15%
Total interest-earning assets	17,020,294	$562,166	4.40%	12,819,274	$463,289	4.81%
Noninterest-earning assets	1,378,070			1,416,600
Total assets	$18,398,364			$14,235,874
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,958,063	$16,259	0.73%	$2,181,930	$12,011	0.74%
Market-based money market accounts	422,899	2,268	0.72%	438,837	2,497	0.76%
Savings and money market accounts, excluding market-based	4,976,491	26,861	0.72%	3,931,439	22,429	0.76%
Market-based time	676,396	4,084	0.81%	856,002	6,298	0.98%
Time, excluding market-based	3,405,257	28,355	1.11%	2,026,537	20,649	1.36%
Total deposits	12,439,106	77,827	0.84%	9,434,745	63,884	0.90%
Borrowings:
Trust preferred securities	103,750	4,935	6.36%	103,750	4,523	5.82%
Federal Home Loan Bank (FHLB) advances	2,546,521	55,293	2.86%	1,645,424	27,681	2.25%
Repurchase agreements	18,661	222	1.59%	32,019	394	1.64%
Other	4	—	0.00%	13	6	N.M.
Total interest-bearing liabilities	15,108,042	$138,277	1.22%	11,215,951	$96,488	1.15%
Noninterest-bearing demand deposits	1,428,937			1,453,274
Other noninterest-bearing liabilities	344,053			467,515
Total liabilities	16,881,032			13,136,740
Total shareholders’ equity	1,517,332			1,099,134
Total liabilities and shareholders’ equity	$18,398,364			$14,235,874
Net interest income/spread		$423,889	3.18%		$366,801	3.66%
Net interest margin			3.33%			3.82%

Memo: Total deposits including non-interest bearing	$13,868,043	$77,827	0.75%	$10,888,019	$63,884	0.78%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

(4)	N.M. indicates not meaningful.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 3
	Three Months Ended			Nine Months Ended
	September 30, 2013 Compared			September 30, 2013 Compared
	to September 30, 2012			to September 30, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$421	$(80)	$341	$984	$(214)	$770
Investment securities	(5,171)	(2,757)	(7,928)	(13,877)	(4,893)	(18,770)
Other investments	57	367	424	263	819	1,082
Loans held for sale	(9,758)	(4,543)	(14,301)	(18,652)	(24,364)	(43,016)
Loans and leases held for investment:
Residential mortgages	8,446	(1,221)	7,225	37,695	6,976	44,671
Commercial and commercial real estate	32,468	8,437	40,905	115,155	11,505	126,660
Lease financing receivables	10,757	(14,423)	(3,666)	33,088	(44,193)	(11,105)
Home equity lines	(283)	(199)	(482)	(912)	(715)	(1,627)
Consumer and credit card	(16)	216	200	(27)	239	212
Total loans and leases held for investment	51,372	(7,190)	44,182	184,999	(26,188)	158,811
Total change in interest income	36,921	(14,203)	22,718	153,717	(54,840)	98,877
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,442	$(873)	$569	$4,296	$(48)	$4,248
Market-based money market accounts	(27)	(123)	(150)	(91)	(138)	(229)
Savings and money market accounts, excluding market-based	2,077	(1,830)	247	5,940	(1,508)	4,432
Market-based time	(484)	(301)	(785)	(1,316)	(898)	(2,214)
Time, excluding market-based	2,708	(643)	2,065	14,024	(6,318)	7,706
Total deposits	5,716	(3,770)	1,946	22,853	(8,910)	13,943
Borrowings:
Trust preferred securities	—	151	151	—	412	412
FHLB advances	4,266	3,919	8,185	15,164	12,448	27,612
Repurchase agreements	(220)	—	(220)	(164)	(8)	(172)
Other	20	(26)	(6)	(4)	(2)	(6)
Total change in interest expense	9,782	274	10,056	37,849	3,940	41,789
Total change in net interest income	$27,139	$(14,477)	$12,662	$115,868	$(58,780)	$57,088

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income
Third Quarter of 2013 compared to Third Quarter of 2012
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average interest-earning assets. Net interest income increased by $12.7 million, or 10%, in the third quarter of 2013 compared to the same period in 2012 due to an increase in interest income of $22.7 million, or 14%, partially offset by an increase in interest expense of $10.1 million, or 29%. Our net interest margin decreased by 42 basis points in the third quarter of 2013 compared to the same period in 2012, which was led by a decrease in yields in our interest-earning assets.
Yields on our interest-earning assets decreased by 37 basis points in the third quarter of 2013 compared to the same period in 2012, primarily due to a decrease in yields from our investment securities, loans and leases held for investment and loans held for sale. The decrease in yields on our investment securities is due to paydowns of higher yielding investment securities with a weighted average rate of 3.73% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.88%. The lower yields on these securities is consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The decrease in our loans held for investment yields was led by a decrease in our lease financing receivables yield as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized $3.2 million, a decrease of $6.9 million, in excess accretion in the third quarter of 2013 compared to the same period in 2012. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. This decrease was partially offset by an increase in our yields on the commercial and commercial real estate portfolio of 71 basis points, primarily due to the acquisition of BPL on October 1, 2012.
The decrease in yields on our loans held for sale is due primarily to the transfer of $1.9 billion of mortgage pool buyouts with attractive yields from loans held for sale to loans held for investment during the third quarter of 2012 offset by organic production of mortgages at market interest rates that we intend to sell into the secondary market.
Yields on our interest-bearing liabilities remained consistent from the third quarter of 2012 due to an increase in rates on our FHLB advances offset by a decrease in rates on our deposits. The rates on our FHLB advances increased 58 basis points from the third quarter of 2012 as a result of the maturity of lower rate, shorter term advances replaced by newer, longer term advances at higher interest rates. This increase is offset by a reduction of 12 basis points on our deposits from the third quarter of 2012 due to the reduction of bonus rates offered on deposits to new depositors in 2013.
Average balances of our interest-earning assets increased by $3.3 billion, or 24%, in the third quarter of 2013 compared to the same period in 2012 primarily due to a $3.9 billion increase in loans and leases held for investment partially offset by a decrease in loans held for sale.
The increase in the average balance of loans held for investment for the three months ended September 30, 2013, compared to the same period in 2012 was primarily due to increases in our commercial and commercial real estate and residential mortgage portfolios. Our fourth quarter 2012 acquisition of BPL contributed to the growth in our commercial and commercial real estate portfolio with a $2.2 billion increase in our average balance in the third quarter of 2013.
The increase in the average balance of our residential mortgage portfolio is primarily due to the origination and transfer of the preferred jumbo adjustable rate mortgage (ARM) product for investment as a result of our change in intent to hold these loans for the foreseeable future. As the market for fixed rate mortgages declined during the second quarter of 2013, we adjusted our origination strategy to increase preferred jumbo ARM products and the transferred loans were transferred to our portfolio as the credit profile and duration of these loans offer attractive risk adjusted returns. The offsetting decrease in loans held for sale is due to the transfer of $1.9 billion of mortgage pool buyouts to the residential mortgage portfolio in 2012 along with the sale of $911.1 million of fixed rate jumbo preferred ARMs in the third quarter of 2013.
Average balances in our interest-bearing liabilities increased by $3.1 billion, or 26%, in the third quarter of 2013 compared to the same period in 2012 primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $2.4 billion, or 25%, in the third quarter of 2013 compared to the same period in 2012 primarily due to growth in time deposits (excluding market-based), savings and money market accounts (excluding market-based), and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products during 2013. Average balances in our FHLB advances increased by $0.7 billion in the third quarter of 2013 compared to the same period in 2012 to help fund asset growth.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Net interest income increased by $57.1 million, or 16%, in the first nine months of 2013, compared to the same period in 2012, due to an increase in interest income of $98.9 million or 21%, and an increase in interest expense of $41.8 million, or 43%. Our net interest margin decreased by 49 basis points in the first nine months of 2013 compared to the same period in 2012, which was led by a decrease in yields on our interest-earning assets.
Yields on our interest-earning assets decreased by 41 basis points in the first nine months of 2013, compared to the same period in 2012, primarily due to decreases in yields on our investment securities, loans and leases held for investment and our loans held for sale. The decrease in yields on our investment securities is due to paydowns of higher yielding investment securities offset by the purchase of investment securities at lower yields. The lower yields on these securities is consistent with the tightening of spreads as well as the addition of securities balances at lower interest rates prevalent in the market.
Our lease financing receivables portfolio led the decrease in loans and leases held for investment yields as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized $14.5 million, a decrease of $19.4 million, or 57%, in excess accretion in the first nine months of 2013 compared to the same period in 2012. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. This decrease was partially offset by an increase in our yields on the commercial and commercial real estate portfolio due to the acquisition of BPL on October 1, 2012.
The decrease in yields on our loans held for sale is primarily due to the transfer of $1.9 billion of mortgage pool buyouts with attractive yields from loans held for sale to loans held for investment during the third quarter of 2012 offset by organic production of mortgages at market interest rates that we intend to sell into the secondary market.
Yields on our interest-bearing liabilities remained consistent from the first nine months of 2012 due to an increase in rates on our FHLB advances offset by a decrease in rates on our deposits. The rates on our FHLB advances increased 61 basis points from the first nine months of 2012 as a result of the maturity of lower rate, shorter term advances replaced by newer, longer term advances at higher interest rates. This increase is offset by a reduction of 6 basis points on our deposits from the first nine months of 2012 due to the reduction of bonus rates offered on deposits to new depositors in 2013.
Average balances of our interest-earning assets increased by $4.2 billion, or 33%, in the first nine months of 2013 compared to the same period in 2012 primarily due to a $4.6 billion increase in loans and leases held for investment.
The year over year increase in the average balance of loans held for investment was due primarily to our commercial and commercial real estate and residential mortgage portfolios. Our fourth quarter 2012 acquisition of BPL contributed to the growth in our commercial and commercial real estate portfolio with a $2.2 billion increase in our average balance in the first nine months of 2013. Our warehouse finance acquisition, which closed in the second quarter of 2012, contributed $969.6 million to the increase in our average balance in the first nine months of 2013.
The increase in the average balance of our residential mortgage portfolio increased primarily due to the transfer of our preferred jumbo ARM product from loans held for sale to loans held for investment as a result of our change in intent to hold these loans for the foreseeable future. The preferred ARM loans were transferred to our portfolio as the credit profile and duration of these loans offer attractive risk adjusted returns.
Average balances in our interest-bearing liabilities increased by $3.9 billion, or 35%, in the first nine months of 2013, compared to the same period in 2012 primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $3.0 billion, or 32%, in the first nine months of 2013 compared to the same period in 2012 primarily due to growth in time deposits (excluding market-based), savings and money market accounts (excluding market-based), and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products during 2013. We continued to focus on marketing and promoting products in the first nine months of 2013 and expect to replace a portion of our wholesale borrowings with core deposits over time. Average balances in our FHLB advances increased by $0.9 billion in the first nine months of 2013, compared to the same period in 2012 to fund strategic acquisitions and other asset growth in 2013 and to take advantage of historically low interest rates.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our acquired credit impaired (ACI) loans in the instances where we have a decrease in our cash flow expectations.
Third Quarter of 2013 compared to Third Quarter of 2012
We recorded a provision for loan and lease losses of $3.1 million in the third quarter of 2013, which is a decrease of 30% from $4.4 million in the same period in 2012. Provision expense decreased $1.3 million from the third quarter of 2013 as compared to the same period in 2012 primarily due to stabilized and improving loan performance as a result of a more stable market, increasing property values, which continues to decrease severity upon default, as well as an improvement in the portfolio composition that includes higher credit quality EverBank originated loans. The commercial and commercial real estate loan provision decreased due to lower delinquencies on our collectively evaluated for impairment loans as well as a stabilization of the commercial real estate market. The commercial provision also decreased due to favorable property sales, lower charge off amounts and an increase in performing TDRs that resulted in a change in our probability of default assumptions. Our specifically impaired commercial loan provision decreased due to continued stabilization and improvement in estimated residual values on collateral dependent loans. In addition, we recognized a reduction of our valuation allowance of $1.5 million on our ACI loans due to increases in expected cash flows on certain pools of loans.
The residential provision increased primarily due to increased losses in our government loans along with a provision for adjustable loans resetting at higher interest rates partially offset by sustained performance in preferred product originations and continued loan performance from the portfolio acquisition in early 2012. In addition, our provision related to residential TDRs decreased due to improved expected performance of these loans and lower charge-off amounts.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
We recorded a provision for loan and lease losses of $5.0 million in the first nine months of 2013, which is a decrease of 77% from $21.5 million in the same period in 2012. Provision expense decreased $16.5 million during the first nine months of 2013 as compared to the same period in 2012 due to improved credit performance of our loans and leases held for investment. For the first nine months of 2013, provision for loan and lease losses decreased for our commercial portfolio compared to the same period in 2012. The commercial and commercial real estate loan provision decreased due to lower delinquencies on our collectively evaluated for impairment loans. In addition, the commercial provision also decreased due to favorable property sales and an increase in performing TDRs that resulted in a change in our default assumption. Commercial impairment decreased due to increases in residual values of collateral as well as the increases in expected cash flows.
The residential provision increased primarily due to increased losses in our government loans along with a provision for adjustable loans resetting at higher interest rates partially offset by sustained performance in preferred product originations and continued loan performance from the portfolio acquisition in the first nine months of 2013 and fewer charge-offs on our home equity lines. In addition, our provision related to residential TDRs decreased due to improved expected performance of these loans and lower charge-off amounts.
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Loan servicing fee income	$50,713	$42,341	$140,068	$130,380
Amortization of MSR	(30,438)	(36,292)	(101,461)	(99,773)
Recovery (impairment) of MSR	35,132	(18,229)	80,259	(63,508)
Net loan servicing income	55,407	(12,180)	118,866	(32,901)
Gain on sale of loans	51,397	85,748	209,545	203,851
Loan production revenue	10,514	10,528	30,066	27,817
Deposit fee income	4,952	4,671	15,167	16,738
Other lease income	6,506	7,103	19,388	24,588
Other	14,793	1,429	30,650	4,522
Total Noninterest Income	$143,569	$97,299	$423,682	$244,615
Third Quarter of 2013 compared to Third Quarter of 2012
Noninterest income increased by $46.3 million or 48%, in the third quarter of 2013 compared to the same period in 2012. The increase in noninterest income was driven primarily by an increase in net loan servicing income and other noninterest income offset by a reduction in gain on sale of loans.
Net loan servicing income increased by $67.6 million in the third quarter of 2013 compared to the same period in 2012. The increase was primarily due to recoveries recognized on the MSR valuation allowance in the third quarter of 2013 compared to MSR impairment recognized in the third quarter of 2012. The MSR recovery is due to lower projected prepayment speeds as a result of increases in mortgage interest rates. The increase in net loan servicing income is also related to a decrease in amortization of $5.9 million in the third quarter of 2013 compared to the same period in 2012 due to lower prepayment levels driven by slowed refinancing demand due to higher interest rates. In addition, servicing fees increased by $8.4 million in the third quarter of 2013 as the UPB of our servicing portfolio increased by $9.0 billion, or 17%, to $61.3 billion as of September 30, 2013 due to the acquisition of $13.0 billion of residential servicing on April 1, 2013.
Gain on sale of loans decreased by $34.4 million, or 40%, in the third quarter of 2013 compared to the same period in 2012, primarily driven by rising interest rates for most of the period, which resulted in a negative impact to our gain on sale margin as a result of the market sell-off at the end of the second quarter and into the third quarter as well as the spread widening in products such as the Home Affordable Refinance Program (HARP 2.0) specified pools and the non-agency market. In addition, we have a larger portion of loans being retained on our balance sheet. We continued to see strong margins on our agency product in the third quarter as refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period. Our gain on sale margin on our agency product was 2.86% for the three months ended September 30, 2013 with $1.9 billion in agency sales. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products. Mortgage lending volume increased by $0.2 billion, or 6%, to $2.7 billion in the third quarter of 2013 compared to the same period in 2012.
Other noninterest income increased by $13.4 million in the third quarter of 2013 compared to the same period in 2012 primarily due to a $5.0 million net gain on the early extinguishment of $770 million of our FHLB advances and a $4.2 million gain on the sale of $159.0 million of our available for sale securities as well as $2.8 million in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Noninterest income increased by $179.1 million, or by 73%, in the first nine months of 2013, compared to the same period in 2012. The increase in noninterest income was driven primarily by net loan servicing income, gain on sale of loans and other noninterest income.
Net loan servicing income increased by $151.8 million in the first nine months of 2013, compared to the same period in 2012. The increase was primarily due to recoveries recognized on the MSR valuation allowance in the first nine months of 2013 compared to MSR impairment recognized in the same period in 2012. MSR recovery is due to lower projected prepayment speeds as a result of increases in mortgage interest rates. The increase was offset by an increase in amortization of $1.7 million in the first nine months of 2013, compared to the same period in 2012 due to elevated prepayment levels driven by refinancing demand and government sponsored refinancing programs, such as HARP earlier in 2013 which drove up actual and expected prepayments in the first quarter of 2013 when compared to the same period in 2012. In addition, servicing fees increased by $9.7 million in the first nine months of 2013, as the UPB of our servicing portfolio increased by $9.0 billion, to $61.3 billion as of September 30, 2013 due to the acquisition of $13.0 billion of residential servicing on April 1, 2013, compared to the same period in 2012.
Gain on sale of loans increased by $5.7 million, or 3%, in the first nine months of 2013, compared to the same period in 2012, primarily driven by low interest rates for most of the period which resulted in increased lending volume. Mortgage lending volume increased by $2.1 billion, or 32%, to $8.8 billion in the first nine months of 2013 compared to the same period in 2012. This increase was offset by a reduction in our gain on sale margin which was impacted by the volatility in interest rates as well as spread widening in spread products such as HARP 2.0 specified pools and the non-agency market. Refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products.
Other noninterest income increased by $26.1 million in the first nine months of 2013, compared to the same period in 2012 primarily due to $9.4 million prepayment penalty income related to serviced loans in the business lending trusts (BLTs) acquired with the BPL acquisition as well as $4.0 million in income related to the recovery of losses experienced on loans and servicing rights previously acquired. In addition, we recognized a $5.0 million net gain on the early extinguishment of $770 million of our FHLB advances and a $4.2 million gain on the sale of $159.0 million of our available for sale securities during the first nine months of 2013.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Salaries, commissions and other employee benefits expense	$111,144	$85,399	$340,080	$228,266
Equipment expense	20,609	17,574	61,168	50,411
Occupancy expense	8,675	6,619	23,606	17,985
General and administrative expense:
Legal and professional fees, excluding consent order expense	7,158	10,379	21,544	33,498
Foreclosure and other real estate owned (OREO) expense	8,224	19,639	24,865	45,567
Other credit-related expenses	3,632	5,425	7,810	23,041
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	6,708	10,080	28,768	28,693
Advertising and marketing expense	6,516	10,340	23,217	24,893
Loan origination expense, net of deferred cost	1,106	2,834	3,946	7,779
Portfolio expense	3,875	3,843	10,333	10,867
Consent order expense	32,475	1,363	64,698	10,670
Other	15,574	10,474	41,017	36,903
Total general and administrative expense	85,268	74,377	226,198	221,911
Total Noninterest Expense	$225,696	$183,969	$651,052	$518,573
Third Quarter of 2013 compared to Third Quarter of 2012
Noninterest expense increased by $41.7 million, or 23%, in the third quarter of 2013 compared to the same period in 2012. The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expense.
Salaries, commissions and employee benefits increased by $25.7 million, or 30%, in the third quarter of 2013 compared to the same period in 2012 due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $19.8 million in the third quarter of 2013 which included an increase in variable commissions of $6.2 million. Salary and headcount increases were driven by increased mortgage lending, expansion of our retail and consumer direct production channels, and an increase in the servicing business due to the servicing rights purchase on April 1, 2013. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the acquisitions of warehouse finance on April 1, 2012 and BPL on October 1, 2012, legal and regulatory compliance, as well as general operations growth. Headcount was up 38%, 11%, and 18% in our Mortgage Banking, Banking and Wealth Management and Corporate Services reporting segments, respectively, as of September 30, 2013 compared to the same period in 2012. This increase was partially offset by a decrease in headcount related to the exit from our wholesale broker lending business along with other staffing optimization initiatives company-wide.
Occupancy and equipment expense increased by $5.1 million, or 21%, in the third quarter of 2013 compared to the same period in 2012. The increase was primarily due to increased costs associated with the expansion of our retail lending channels. Additionally, increased expenses are due to our warehouse finance and BPL acquisitions and overall expansion and growth of the business.
General and administrative expense increased by $10.9 million, or 15%, in the third quarter of 2013 compared to the same period in 2012 primarily due to increases in consent order expenses of $31.1 million as a result of the settlement agreement, which was partially offset by decreases in foreclosure and OREO expense, other credit-related expenses, advertising and marketing expense, FDIC premium assessment and other agency fees and other general and administrative expense compared to the same period in 2012.
Foreclosure and OREO expense decreased by $11.4 million, or 58%, in the third quarter of 2013 compared to the same period in 2012 due primarily to a decrease in foreclosure-related expenses. Foreclosure expenses decreased by $8.2 million in the third quarter of 2013 compared to the same period in 2012 due to improved credit quality and the decrease in government insured pool buyout activity over the past year. OREO expense decreased $3.3 million in the third quarter of 2013, due to stabilizing property values and declining losses incurred on OREO properties as a result.
Advertising and marketing expense decreased by $3.8 million, or 37%, in the third quarter of 2013, compared to the same period in 2012. The decrease in the third quarter of 2013 was due to the reduction in overall marketing spending.
FDIC insurance premium assessment and other agency fees decreased by $3.4 million, or 33%, in the third quarter of 2013 compared to the same period in 2012. This decrease is due to the balance sheet repositioning activities that occurred during the third quarter of 2013 including the sale of non-agency securities with high interest only concentration and the sale of $911.1 million of fixed rate jumbo preferred ARMs.
Professional fees decreased by $3.2 million, or 31%, in the third quarter of 2013 compared to the same period in 2012 due to a decrease in consultant costs resulting from our settlement with the OCC and the resulting cessation of our foreclosure review.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Noninterest expense increased by $132.5 million, or 26%, in the first nine months of 2013 compared to the same period in 2012. The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expenses.
Salaries, commissions and employee benefits increased by $111.8 million, or 49%, in the first nine months of 2013, compared to the same period in 2012 due primarily to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $73.9 million in the first nine months of 2013, which included an increase in variable commissions of $27.8 million. Salary and headcount increases were driven by increased mortgage lending and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the acquisitions of warehouse finance and BPL in 2012, legal and regulatory compliance, as well as general operations growth. Headcount growth was 38%, 11%, and 18% in our Mortgage Banking, Banking and Wealth Management and Corporate Services reporting segments, respectively, as of September 30, 2013 compared to the same period in 2012.
Occupancy and equipment expense increased by $16.4 million, or 24%, in the first nine months of 2013, compared to the same period in 2012. The increase was primarily due to increased costs associated with the expansion of our retail lending channels. Additionally, increased expenses are due to our warehouse finance and BPL acquisitions and overall expansion and growth of the business.
General and administrative expense increased by $4.3 million, or 2%, in the first nine months of 2013, compared to the same period in 2012 primarily in consent order expenses and other general and administrative expenses, which were offset by decreases in foreclosure and OREO expenses, other credit-related expenses, and legal and professional fees.
Consent order expenses increased by $54.0 million, or 506%, due to increases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent orders with the OCC.
Foreclosure and OREO expense decreased by $20.7 million, or 45%, in the first nine months of 2013, compared to the same period in 2012 due primarily to a decrease in foreclosure-related expenses. Foreclosure expenses decreased by $13.8 million in the first nine months of 2013, compared to the same period in 2012 due to improved credit quality and the decrease in government insured pool buyout activity over the past year. OREO expense decreased by $6.9 million in the first nine months of 2013, due to stabilizing property values and declining losses incurred on OREO properties as a result.
Other credit-related expenses decreased by $15.2 million, or 66%, in the first nine months of 2013, compared to the same period in 2012 primarily due to a decrease in our repurchase reserve expenses related to our originated and serviced loans. We describe our reserves for loans subject to representations and warranties in Note 15 in our condensed consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
Professional fees decreased by $12.0 million, or 36%, in the first nine months of 2013, compared to the same period in 2012. The decrease was primarily associated with the decrease in consultant costs associated with the consent order remediation process as well as decreases in consulting costs company-wide.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 6
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Provision for income taxes	$20,511	$12,987	$73,214	$26,176
Effective tax rates	38.2%	36.9%	38.2%	36.7%
For the three and nine months ended September 30, 2013 and 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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

The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net interest income (loss)	$125,545	$14,889	$(1,578)	$—	$138,856
Provision for loan and lease losses	1,216	1,852	—	—	3,068
Net interest income after provision for loan and lease losses	124,329	13,037	(1,578)	—	135,788
Noninterest income	32,937	110,479	153	—	143,569
Noninterest expense:
Foreclosure and OREO expense	6,354	1,870	—	—	8,224
Other credit-related expenses	533	3,099	—	—	3,632
All other noninterest expense	60,341	132,312	21,187	—	213,840
Income (loss) before income tax	90,038	(13,765)	(22,612)	—	53,661
Adjustment items (pre-tax):
Decrease in Bank of Florida non-accretable discount	(708)	—	—	—	(708)
MSR impairment (recovery)	—	(35,132)	—	—	(35,132)
Restructuring expense	1,901	2,527	799	—	5,227
Transaction and non-recurring regulatory related expense	—	32,437	148	—	32,585
Adjusted income (loss) before income tax	$91,231	$(13,933)	$(21,665)	$—	$55,633
Total assets as of September 30, 2013	$15,502,004	$2,106,162	$213,745	$(209,822)	$17,612,089

Business Segments Selected Financial Information					Table 7B
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2012
Net interest income (loss)	$114,587	$13,105	$(1,498)	$—	$126,194
Provision for loan and lease losses	3,547	812	—	—	4,359
Net interest income after provision for loan and lease losses	111,040	12,293	(1,498)	—	121,835
Noninterest income	20,608	76,693	(2)	—	97,299
Noninterest expense:
Foreclosure and OREO expense	17,463	2,176	—	—	19,639
Other credit-related expenses	1,879	3,544	2	—	5,425
All other noninterest expense	60,526	65,900	32,479	—	158,905
Income (loss) before income tax	51,780	17,366	(33,981)	—	35,165
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	178	—	—	—	178
MSR impairment	—	18,229	—	—	18,229
Transaction and non-recurring regulatory related expense	—	1,657	2,527	—	4,184
Adjusted income (loss) before income tax	$51,958	$37,252	$(31,454)	$—	$57,756
Total assets as of September 30, 2012	$14,696,893	$1,838,964	$129,141	$(155,558)	$16,509,440

Business Segments Selected Financial Information					Table 7C
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net interest income (loss)	$384,990	$43,622	$(4,723)	$—	$423,889
Provision for loan and lease losses	(183)	5,199	—	—	5,016
Net interest income after provision for loan and lease losses	385,173	38,423	(4,723)	—	418,873
Noninterest income	93,372	329,749	561	—	423,682
Noninterest expense:
Foreclosure and OREO expense	18,216	6,649	—	—	24,865
Other credit-related expenses	2,441	5,369	—	—	7,810
All other noninterest expense	202,344	346,125	69,908	—	618,377
Income (loss) before income tax	255,544	10,029	(74,070)	—	191,503
Adjustment items (pre-tax):
Decrease in Bank of Florida non-accretable discount	(43)	—	—	—	(43)
MSR impairment (recovery)	—	(80,259)	—	—	(80,259)
Restructuring expense	1,901	2,527	799	—	5,227
Transaction and non-recurring regulatory related expense	5,252	61,980	3,204	—	70,436
Adjusted income (loss) before income tax	$262,654	$(5,723)	$(70,067)	$—	$186,864
Total assets as of September 30, 2013	$15,502,004	$2,106,162	$213,745	$(209,822)	$17,612,089

Business Segments Selected Financial Information					Table 7D
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2012
Net interest income (loss)	$335,933	$35,391	$(4,523)	$—	$366,801
Provision for loan and lease losses	18,903	2,568	—	—	21,471
Net interest income after provision for loan and lease losses	317,030	32,823	(4,523)	—	345,330
Noninterest income	71,441	173,090	84	—	244,615
Noninterest expense:
Foreclosure and OREO expense	37,803	7,764	—	—	45,567
Other credit-related expenses	3,300	19,727	14	—	23,041
All other noninterest expense	173,936	183,450	92,579	—	449,965
Income (loss) before income tax	173,432	(5,028)	(97,032)	—	71,372
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	4,369	—	—	—	4,369
MSR impairment	—	63,508	—	—	63,508
Transaction and non-recurring regulatory related expense	—	11,840	8,517	—	20,357
Adjusted income (loss) before income tax	$177,801	$70,320	$(88,515)	$—	$159,606
Total assets as of September 30, 2012	$14,696,893	$1,838,964	$129,141	$(155,558)	$16,509,440

Banking and Wealth Management

Banking and Wealth Management			Table 8
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Interest income
Interest and fees on loans and leases	$153,600	$128,287	$463,596	$371,486
Interest and dividends on investment securities	13,375	20,880	44,439	62,127
Other interest income (1)	9,985	8,724	33,043	24,009
Total interest income	176,960	157,891	541,078	457,622
Interest expense
Deposits	24,431	22,484	77,810	63,865
Other borrowings	19,036	11,078	55,514	28,081
Other interest expense (2)	7,948	9,742	22,764	29,743
Total interest expense	51,415	43,304	156,088	121,689
Net interest income	125,545	114,587	384,990	335,933
Provision for loan and lease losses	1,216	3,547	(183)	18,903
Net interest income after provision for loan and lease losses	124,329	111,040	385,173	317,030
Noninterest income
Gain on sale of loans	9,164	8,623	35,032	30,094
Other	23,773	11,985	58,340	41,347
Total noninterest income	32,937	20,608	93,372	71,441
Noninterest expense
Salaries, commissions and employee benefits	25,772	22,028	87,142	64,739
Equipment and occupancy	12,896	12,185	40,167	35,816
Foreclosure and OREO	6,354	17,463	18,216	37,803
Other general and administrative	22,206	28,192	77,476	76,681
Total noninterest expense	67,228	79,868	223,001	215,039
Income before income taxes	$90,038	$51,780	$255,544	$173,432

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Third Quarter of 2013 compared to Third Quarter of 2012
Banking and Wealth Management segment earnings increased by $38.3 million, or 74%, in the third quarter of 2013 compared to the same period in 2012 primarily due to increases in net interest income and noninterest income as well as a decrease in noninterest expense and provision for loan and lease losses.
Net interest income increased by $11.0 million, or 10%, in the third quarter of 2013 compared to the same period in 2012 due to an increase in interest income of $19.1 million in the third quarter of 2013 partially offset by an increase in interest expense of $8.1 million in the third quarter of 2013. The BPL acquisition, completed in the fourth quarter of 2012, contributed $26.2 million to interest income during the third quarter of 2013. Interest expense increased primarily due to growth in FHLB advances and deposits throughout 2012 to fund a portion of our asset growth and to take advantage of historically low fixed borrowing rates. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Provision for loan and lease losses decreased by $2.3 million, or 66%, in the third quarter of 2013 compared to the same period in 2012 due primarily to stabilization and improving delinquency and credit performance of our loans that are collectively evaluated for impairment in both our residential and commercial portfolios. Our loan portfolio experienced net charge-offs of $9.5 million for the three months ended September 30, 2013 compared to $5.3 million in the same period of 2012. The continued strong credit performance resulted in an annualized net charge-off ratio of 0.30% in the third quarter of 2013 compared to 0.25% in the same period in 2012. For a detailed explanation of changes in our allowance for loan and lease losses, please refer to "Loan and Lease Quality."
Noninterest income increased by $12.3 million, or 60%, in the third quarter of 2013 compared to the same period in 2012. This increase is primarily due to a $5.0 million net gain on the early extinguishment of $770 million of our FHLB advances and a $4.2 million gain on the sale of $159.0 million of our available for sale securities. The BPL acquisition contributed $2.9 million in the third quarter of 2013. Prepayment penalty income related to commercial loan servicing related to the BPL acquisition drove the noninterest income increase.
Noninterest expense decreased by $12.6 million, or 16%, in the third quarter of 2013 compared to the same period in 2012. The decrease in the third quarter of 2013 was primarily due to a decrease in our foreclosure and OREO expenses and other general and administrative expenses partially offset by an increase in salaries, commissions, and employee benefits.
Foreclosure and OREO expense decreased by $11.1 million, or 64%, in the third quarter of 2013 compared to the same period in 2012 primarily due to stabilizing property values and declining losses on OREO properties as a result. OREO related expenses and provisions decreased by $1.6 million in the third quarter of 2013 compared to the same period in 2012. Additionally, foreclosure expenses decreased by $8.1 million, or 61%, in the third quarter of 2013 compared to the same period in 2012 due to improved credit quality and home prices and the decrease in government insured pool buyout activity.
Other general and administrative expense decreased by $6.0 million, or 21%, in the third quarter of 2013 compared to the same period in 2012. The decrease in the third quarter of 2013 was driven primarily by decreases in advertising expenses and FDIC insurance assessment, partially offset by an increase in corporate allocations. Advertising expenses decreased $5.2 million as a result of a decrease in marketing spend during the third quarter 2013. FDIC insurance assessment decreased by $3.9 million in the third quarter 2013 compared to the same period in 2012. Corporate allocations increased by $4.1 million in the third quarter of 2013 compared to the same period in 2012. The increase in corporate allocation was due primarily to the allocation of additional corporate expenses to our business segments to more closely align cost with utilization by the segments.
Salaries, commissions, and employee benefits increased by $3.7 million, or 17%, in the third quarter of 2013 compared to the same period in 2012 due to the BPL acquisition. Total Banking and Wealth Management headcount increased by 11% as of September 30, 2013, compared to the same period in 2012.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Banking and Wealth Management segment earnings increased by $82.1 million, or 47%, in the first nine months of 2013 compared to the same period in 2012 primarily due to increases in net interest income, noninterest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.
Net interest income increased by $49.1 million, or 15%, in the first nine months of 2013 compared to the same period in 2012 due to an increase in interest income from acquisitions of $83.5 million in the first nine months of 2013, partially offset by an increase in interest expense of $34.4 million in the first nine months of 2013. The warehouse finance acquisition, completed in the second quarter of 2012, and BPL acquisition, completed in the fourth quarter of 2012, contributed $12.7 million and $73.1 million, respectively, to interest income during the first nine months of 2013. Interest expense increased primarily due to growth in FHLB advances and deposits throughout 2012 to fund a portion of our asset growth and to take advantage of historically low fixed borrowing rates. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Provision for loan and lease losses decreased by $19.1 million, or 101%, in the first nine months of 2013 compared to the same period in 2012 due primarily to improving credit performance in our residential and commercial portfolios. Our loan portfolio experienced net charge-offs of $20.1 million for the nine months ended September 30, 2013 compared to $22.8 million in the same period of 2012, a decrease of 12%. The improved credit performance resulted in an annualized net charge-off ratio of 0.22% in the first nine months of 2013 compared to 0.40% in the same period in 2012. For a detailed explanation of changes in our allowance for loan and lease losses, please refer to "Loan and Lease Quality."
Noninterest income increased by $21.9 million, or 31%, in the first nine months of 2013, compared to the same period in 2012. The warehouse finance and BPL acquisitions contributed $2.8 million and $9.5 million, respectively, to noninterest income in the first nine months of 2013. Prepayment penalty income from commercial loan servicing related to loans serviced due to the BPL acquisition drove the noninterest income increase. Additionally, we generated $4.0 million in the first nine months of 2013, of noninterest income related to the recovery of losses experienced on loans and servicing rights previously acquired. We recognized a $5.0 million net gain on the early extinguishment of $770 million of our FHLB advances and a $4.2 million gain on the sale of $159.0 million of our available for sale securities. Additionally, there was a $4.9 million increase in gains on sale of loans for the first nine months of 2013. Increases were offset by a $5.2 million decrease in lease income for the first nine months of 2013 compared to the same period of 2012, as late fees related to our deferred financing leases are included in net interest income.
Noninterest expense increased by $8.0 million, or 4%, in the first nine months of 2013 compared to the same period in 2012. The increase was primarily due to an increase in salaries, commissions, and employee benefits and equipment and occupancy partially offset by a decrease in foreclosure and OREO expenses.
Salaries, commissions, and employee benefits increased by $22.4 million, or 35%, in the first nine months of 2013, compared to the same period in 2012 due to the warehouse finance and BPL acquisitions. Total Banking and Wealth Management headcount increased by 11% as of September 30, 2013, compared to the same period in 2012.
Equipment and occupancy expense increased by $4.4 million, or 12%, in the first nine months of 2013 compared to the same period in 2012 primarily due to growth within the business segment due to our warehouse finance and BPL acquisitions. Additional growth is due to our new WorldCurrency® system and overall expansion and growth of the segment.
Foreclosure and OREO expense decreased by $19.6 million, or 52%, in the first nine months of 2013 compared to the same period in 2012 primarily due to stabilizing property values and declining losses on OREO properties as a result. OREO related expenses and provisions decreased by $3.0 million, or 39%, in the first nine months of 2013, compared to the same period in 2012. Additionally, foreclosure expenses decreased by $13.0 million, or 47%, for the first nine months of 2013, compared to the same period in 2012 due to improved credit quality and home prices and the decrease in government insured pool buyout activity in 2013.

Mortgage Banking

Mortgage Banking				Table 9
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net interest income	$14,889	$13,105	$43,622	$35,391
Provision for loan and lease losses	1,852	812	5,199	2,568
Net interest income after provision for loan and lease losses	13,037	12,293	38,423	32,823
Noninterest income
Gain on sale of loans	42,233	77,123	174,509	173,754
Loan servicing fee income:
Loan servicing fee income	51,827	44,538	143,145	136,925
Amortization of MSR	(28,952)	(36,291)	(96,632)	(99,773)
Recovery (impairment) of MSR	35,132	(18,229)	80,259	(63,508)
Net loan servicing income	58,007	(9,982)	126,772	(26,356)
Other	10,239	9,552	28,468	25,692
Total noninterest income	110,479	76,693	329,749	173,090
Noninterest expense
Salaries, commissions and employee benefits expense	63,409	43,648	183,130	109,261
Equipment and occupancy expense	9,819	5,701	25,423	14,858
Legal and professional fees, excluding consent order expense	2,044	1,768	6,664	5,389
Foreclosure and OREO expense	1,870	2,176	6,649	7,764
Other credit-related expenses	3,099	3,544	5,369	19,727
Consent order expense	32,326	1,363	61,493	10,669
Other general and administrative	24,714	13,420	69,415	43,273
Total noninterest expense	137,281	71,620	358,143	210,941
Income (loss) before income taxes	$(13,765)	$17,366	$10,029	$(5,028)
Third Quarter of 2013 compared to Third Quarter of 2012
Mortgage Banking segment earnings decreased by $31.1 million in the third quarter of 2013 compared to the same period in 2012 primarily due to an increase in noninterest expense partially offset by an increase in noninterest income.
Noninterest income increased by $33.8 million, or 44%, in the third quarter of 2013 compared to the same period in 2012. The increase was driven by an increase in net loan servicing income of $68.0 million in the third quarter of 2013 compared to the same period in 2012. Recovery (impairment) of MSR increased by $53.4 million in the third quarter of 2013. We recognized an $18.2 million MSR impairment charge recorded during the third quarter of 2012 and a MSR recovery of $35.1 million of the related valuation allowance in the third quarter of 2013. Impairment during 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds including the impact from HARP 2.0. In the third quarter of 2013, expected prepayment speeds decreased due to increased interest rates and a decline in refinance activity due to market penetration of eligible borrowers.
Additionally, loan servicing fees increased by $7.3 million, or 16%, in the third quarter of 2013 compared to the same period in 2012. The increase in loan servicing fees is due to an increase in the UPB of loans serviced as a result of the residential MSR portfolio acquisition in the second quarter of 2013.
Gain on sale of loans decreased by $34.9 million in the third quarter of 2013 compared to the same period in 2012 primarily due to rising interest rates for most of the period, which resulted in a decline in lending volumes combined with a larger portion of loans being retained on our balance sheet. In addition, spreads continued to widen on products such as HARP 2.0 and the non-agency market. Refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period.
Noninterest expense increased by $65.7 million, or 92%, in the third quarter of 2013 compared to the same period in 2012 primarily due to increases in salaries, commissions, and employee benefits, consent order expenses and other general and administrative costs.
Salaries, commissions, and employee benefits increased $19.8 million, or 45%, in the third quarter of 2013 compared to the same period in 2012. The increase is primarily due to an increase in headcount of 38% as of September 30, 2013 compared to the same period in 2012 and an increase in variable commissions of $6.2 million. Salary and headcount increases were driven by increased mortgage lending and the expansion of our retail and consumer direct production channels.
Consent order expenses increased by $31.0 million due to estimated remediation payments as a result of the settlement of the consent order with the OCC during the third quarter of 2013.
Other general and administrative expenses increased by $11.3 million, or 84%, in the third quarter of 2013 compared to the same period in 2012. This was due primarily to an increase in corporate allocations of $7.2 million in the third quarter of 2013. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Mortgage Banking segment earnings increased by    $15.1 million in the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $5.6 million, or 17%, in the first nine months of 2013 compared to the same period in 2012. The increase was driven by an increased volume in the amount of loans being carried in our loans held for sale account compared to the same period in 2012. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 3.
Noninterest income increased by $156.7 million, or 91% in the first nine months of 2013 compared to the same period in 2012. The increase was driven by an increase in net loan servicing income of $153.1 million in the first nine months of 2013 compared to the same period in 2012. This increase is primarily due to a decrease in amortization and impairment of MSR. Recovery (impairment) of MSR decreased by $143.8 million in the first nine months of 2013, due primarily to an impairment charge of $63.5 million recorded in the first nine months of 2012 and recoveries of the related valuation allowance recorded of $80.3 million in the first nine months of 2013. Impairment during 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds including the impact from HARP 2.0. In the first nine months of 2013, expected prepayment speeds have decreased due to increased interest rates and a decline in refinance activity due to market penetration of eligible borrowers.
Noninterest expense increased by $147.2 million, or 70%, in the first nine months of 2013, compared to the same period in 2012 primarily due to increases in salaries, commissions, and employee benefits, equipment and occupancy expense, consent order expenses and other general and administrative costs. These increases were partially offset by decreases in other credit-related expenses due to a decrease in our repurchase reserve expenses.
Salaries, commissions, and employee benefits increased $73.9 million, or 68%, in the first nine months of 2013 compared to the same period in 2012. The increase is primarily due to an increase in headcount of 38% as of September 30, 2013 compared to the same period in 2012. The increase in headcount is due to the expansion of our retail and consumer direct production channels and our servicing default services. In addition, commissions increased by $23.5 million in the first nine months of 2013 compared to the same period in 2012.
Equipment and occupancy expense increased by $10.6 million, or 71%, in the first nine months of 2013 compared to the same period in 2012 primarily due to an increase in headcount of 38% as of September 30, 2013 compared to the same period in 2012. In addition, equipment and occupancy expense increased by $6.7 million due to the expansion of our retail and consumer direct lending channels.
Consent order expenses increased by $50.8 million due to estimated remediation payments as a result of the settlement of the consent order with the OCC during the third quarter of 2013.
Other general and administrative expenses increased by $26.1 million, or 60%, in the first nine months of 2013 compared to the same period in 2012. This was due primarily to an increase in corporate allocations of $21.4 million in the first nine months of 2013. Additional increases are associated with operational growth within the segment including a $3.4 million increase in advertising expenses.
Other credit-related expenses decreased by $14.4 million, or 73%, in the first nine months of 2013, compared to the same period in 2012. This decrease was due to the decrease in repurchase reserve expenses related to our originated and serviced loans. We describe our reserves related to loans subject to representations and warranties in Note 15 in our condensed consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
Corporate Services

Corporate Services				Table 10
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net interest income	$(1,578)	$(1,498)	$(4,723)	$(4,523)
Noninterest income	153	(2)	561	84
Noninterest expense
Salaries, commissions and employee benefits	21,962	19,723	69,808	54,266
Equipment and occupancy	6,569	6,306	19,184	17,722
Other general and administrative	11,295	17,743	40,942	48,261
Intersegment allocations	(18,639)	(11,291)	(60,026)	(27,656)
Total noninterest expense	21,187	32,481	69,908	92,593
Loss before income taxes	$(22,612)	$(33,981)	$(74,070)	$(97,032)
Third Quarter of 2013 compared to Third Quarter of 2012
Corporate Services segment loss decreased by $11.4 million, or 33%, in the third quarter of 2013 compared to the same period in 2012. Noninterest expense decreased by $11.3 million, or 35%, in the third quarter of 2013 compared to the same period in 2012, due to a decrease in general operating costs and an increase in intersegment allocations partially offset by an increase in salaries, commissions, and employee benefits.
Other general and administrative costs decreased by $6.4 million, or 36%, in the third quarter of 2013 compared to the same period in 2012 partially due to lower advertising expenses as a result of a decrease in marketing spend during the third quarter of 2013. Legal and professional fees also decreased by $2.3 million, or 40%, in the third quarter of 2013 compared to the same period in 2012, due primarily to decreases in costs associated with strategic business acquisitions and a decrease in consulting fees. Corporate allocations increased by $7.3 million in the third quarter of 2013 compared to the same period in 2012. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments.
Salaries, commissions and employee benefits increased by $2.2 million, or 11%, due to an increase in headcount of 18% as of September 30, 2013 compared to the same period in 2012. The increase is due to continued business development and the need for additional support services due to increased governance and regulatory requirements.
Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Corporate Services segment loss decreased by $23.0 million, or 24%, in the first nine months of 2013, compared to the same period in 2012. Noninterest expense decreased by $22.7 million, or 24%, in the first nine months of 2013 compared to the same period in 2012, due to a decrease in general operating costs and an increase in intersegment allocations partially offset by increases in salaries, commissions, and employee benefits and occupancy and equipment.
Other general and administrative costs decreased by $7.3 million, or 15%, in the first nine months of 2013 compared to the same period in 2012 partially due to decreased operating expenses as a result of the settlement of the amounts in escrow related to certain representations made in a previous divestiture during the first quarter of 2013. Professional fees decreased by $8.4 million, or 42%, in the first nine months of 2013 compared to the same period in 2012, due primarily to decreases in costs associated with strategic business acquisitions as well as costs associated with our initial public offering (IPO) that occurred in 2012. The decreases are offset by increases in costs associated with our risk management functions which have increased to fulfill compliance requirements associated with becoming a public company. Corporate allocations increased by $32.4 million in the first nine months of 2013, compared to the same period in 2012. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments.
Salaries, commissions and employee benefits increased $15.5 million, or 29%, primarily due to headcount increases of 18% in the nine months ended September 30, 2013 compared to the same period in 2012. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements.
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

The following tables show the amortized cost and fair value of investment securities as of September 30, 2013 and December 31, 2012:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2013
Available for sale:
Residential CMO securities - nonagency	$1,187,816	$16,941	$4,072	$1,200,685	$1,200,685
Asset-backed securities (ABS)	5,153	—	1,098	4,055	4,055
Other	317	283	—	600	600
Total available for sale securities	1,193,286	17,224	5,170	1,205,340	1,205,340
Held to maturity:
Residential CMO securities - agency	44,707	1,636	13	46,330	44,707
Residential MBS - agency	59,551	943	1,130	59,364	59,551
Corporate securities	4,987	—	2,412	2,575	4,987
Total held to maturity securities	109,245	2,579	3,555	108,269	109,245
Total investment securities	$1,302,531	$19,803	$8,725	$1,313,609	$1,314,585
December 31, 2012
Available for sale:
Residential CMO securities - nonagency	$1,577,270	$39,860	$5,355	$1,611,775	$1,611,775
Asset-backed securities	9,461	—	1,935	7,526	7,526
Other	366	211	—	577	577
Total available for sale securities	1,587,097	40,071	7,290	1,619,878	1,619,878
Held to maturity:
Residential CMO securities - agency	106,346	3,497	—	109,843	106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	143,234	5,483	2,008	146,709	143,234
Total investment securities	$1,730,331	$45,554	$9,298	$1,766,587	$1,763,112
Residential — Agency
At September 30, 2013, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $44.8 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $59.8 million, or 5%, of our investment securities portfolio. The residential agency MBS available for sale securities are included in Other in the table above. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $61.7 million, or 58%, to $44.8 million at September 30, 2013 from $106.4 million at December 31, 2012 due to principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $27.6 million, or 86%, to $59.8 million at September 30, 2013, from $32.1 million at December 31, 2012 primarily due to purchases of additional securities partially offset by principal payments received and the amortization of premiums and discounts.
Residential — Nonagency
At September 30, 2013, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.2 billion, or 91%, of our investment securities portfolio. Our residential nonagency CMO securities decreased by $411.1 million, or 26%, to $1.2 billion, at September 30, 2013, from $1.6 billion at December 31, 2012 primarily due to principal payments received, the amortization of premiums and discounts and reductions in the fair value of the portfolio driven by macroeconomic factors. Although the overall credit rating of the portfolio remained static, unrealized gains on the portfolio declined $25.8 million, due to a depressed bond market in which concerns regarding the timing of the Federal Reserve tapering of its economic stimulus and climbing interest rates resulted in overall bond price declines.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $0.8 billion, or 66%, of our residential nonagency CMO investment securities at September 30, 2013.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At September 30, 2013, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 730, an amortized loan-to-value ratio, or LTV, of 61%, and were seasoned 106 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.

During the three and nine months ended September 30, 2013 we sold residential nonagency CMO securities with a book value of $154.8 million and recorded net securities gains totaling $4.2 million. During the first nine months of 2012, there were no sales of residential agency or residential nonagency CMO securities.
Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at September 30, 2013 and December 31, 2012:

Loans Held for Sale		Table 12A
(dollars in thousands)	September 30, 2013	December 31, 2012
Mortgage warehouse (carried at fair value)	$1,020,410	$1,452,236
Government insured pool buyouts	1,866	96,635
Other	10,995	539,175
Other (carried at fair value)	26,676	—
	$1,059,947	$2,088,046
Mortgage Warehouse
At September 30, 2013, our fair value, agency mortgage warehouse loans accounted for at fair value totaled $1.0 billion, or 96%, of our total loans held for sale portfolio. Our mortgage warehouse loans are comprised of agency deliverable products that we typically sell within three months subsequent to origination. We hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Given the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans accounted for at fair value decreased by $431.8 million, or 30%, from December 31, 2012 due to a decrease in the amount of agency deliverable loans originated in the quarter compared to the fourth quarter of 2012.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	September 30, 2013	December 31, 2012
30 days or less	$578,045	$898,908
31- 90 days	366,270	486,419
Greater than 90 days	76,095	66,909
	$1,020,410	$1,452,236
Subsequent to September 30, 2013, we sold $20.9 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $1,015.3 million of warehouse loans were made up of conforming or government product and were current at September 30, 2013.
Government Insured
At September 30, 2013, our government insured pool buyout loans totaled $1.9 million, or less than 1%, of our total loans held for sale portfolio. During the nine months ended September 30, 2013, we transferred $270.1 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At September 30, 2013, there were no GNMA securities that were transferred and included in the loans held for sale balance above for which we retained effective control of the assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
Other Loans Held for Sale
Our other loans held for sale totaled $37.7 million, or 4%, of our total loans held for sale portfolio. Other loans decreased by $501.5 million from $539.2 million at December 31, 2012. During the three months ended September 30, 2013, we sold $911.1 million of our loans held for sale compared to $178.2 million of our loans held for sale during the three months ended December 31, 2012. We have a history of being able to originate high credit quality loans that are attractive to other market participants depending on demand in the secondary markets for these loans.
During the three and nine months ended September 30, 2013, we transferred $74.0 million and $819.3 million in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo ARM residential mortgages which were intended to be sold in the secondary market. As a result of changing economic conditions and our capacity and desire to hold these loans on the balance sheet, we intend to hold these loans for the foreseeable future and transferred these loans to the held for investment portfolio.

Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at September 30, 2013 and at December 31, 2012:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	September 30, 2013	December 31, 2012
Residential mortgages:
Residential	$4,623,219	$3,949,284
Government insured pool buyouts	2,075,395	2,759,464
Commercial and commercial real estate	4,608,487	4,771,768
Lease financing receivables	1,092,866	836,935
Home equity lines	156,977	179,600
Consumer and credit card	6,023	8,038
Total loans and leases, net of discounts	12,562,967	12,505,089
Allowance for loan and lease losses	(66,991)	(82,102)
Total loans and leases, net	$12,495,976	$12,422,987
The balances presented above include:
Net purchase loan and lease discounts	$120,321	$164,132
Net deferred loan and lease origination costs	45,315	25,275
Residential Mortgage Loans
At September 30, 2013, our residential mortgage loans totaled $4.6 billion, or 37%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties. Additionally, we invest in government-insured GNMA pool buyouts purchased from GNMA pool securities and other loans secured by residential real estate.
Residential mortgage loans increased by $673.9 million, or 17%, to $4.6 billion at September 30, 2013 from $3.9 billion at December 31, 2012. The increase was due primarily to the transfer of loans from held for sale to held for investment as disclosed in Note 5 and retained originations of $727.3 million partially offset by paydowns and payoffs of existing loans.
Government Insured Buyouts
At September 30, 2013, our government insured buyout loan portfolio totaled $2.1 billion, or 17%, of our total loans held for investment portfolio. Government insured pool buyouts decreased by $684.1 million, or 25%, from $2.8 billion at December 31, 2012. The decrease was primarily the result of $456.9 million of loans transferred from loans held for investment to loans held for sale and $494.4 million of delinquent loans reaching foreclosure partially offset by mortgage pool buyout purchases of $411.6 million with the remaining decline the product of paydowns and payoffs of existing loans. We continue to acquire government insured pool buyouts for our portfolio. However, the pace of our acquisition activity through the nine months ended September 30, 2013 has been offset entirely by subsequent securitizations through GNMA as well as transfers to foreclosure of delinquent loans.
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
Operational capacity poses a lesser risk to the claim through missed servicing milestones. Servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). For acquired pool buyouts, we minimize operational risk by purchasing loans early in the default cycle to obtain control of the files before processing errors jeopardize claims.
Commercial and Commercial Real Estate Loans
At September 30, 2013, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $4.6 billion, or 37%, of our total held for investment loan and lease portfolio.

Commercial and commercial real estate loans decreased by $163.3 million, or 3%, to $4.6 billion at September 30, 2013 from $4.8 billion at December 31, 2012. The decrease was primarily the result of reductions in utilization by existing customers on lines of credit of $414.3 million and paydowns of $477.8 million partially offset by originations of $757.9 million with the remaining decline the product of charge-offs and transfers of properties into other real estate owned. The exhibited decline in utilization by existing customers was driven largely by the warehouse finance line of business which is impacted negatively by the rising interest rate environment and resulting decline in demand for the mortgages funded by draws on these lines by our borrowers.
Lease Financing Receivables
Lease financing receivables increased by $255.9 million, or 31%, to $1,092.9 million, or 9%, of our total held for investment loan and lease portfolio at September 30, 2013 from $836.9 million at December 31, 2012. The increase was the result of lease originations of $514.8 million, earned income of $45.9 million and purchase accounting discount adjustments of $14.7 million partially offset by paydowns of existing leases of $301.7 million, amortization of deferred origination costs of $8.0 million, charge-offs of $2.8 million, and lease expirations and disposals. Our leases generally consist of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial and technology equipment to small and mid-size lessees and borrowers. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded ECF.
Home Equity Lines
At September 30, 2013, our home equity lines totaled $157.0 million, or 1%, of our total held for investment loan and lease portfolio. We offer home equity closed-end loans and revolving lines of credit typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $22.6 million, or 13%, to $157.0 million at September 30, 2013 from $179.6 million at December 31, 2012, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At September 30, 2013, consumer and credit card loans, in the aggregate, totaled $6.0 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our customers which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and nine months ended September 30, 2013 and 2012:

Change in Mortgage Servicing Rights				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$462,718	$415,962	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	33,025	21,034	84,018	58,061
Acquired servicing rights	1,633	—	65,188	—
Amortization	(30,437)	(36,292)	(101,461)	(99,773)
Decrease (increase) in valuation allowance	35,132	(18,229)	80,259	(63,508)
Other	(577)	(702)	(2,369)	(2,503)
Balance, end of period	$501,494	$381,773	$501,494	$381,773
Valuation allowance:
Balance, beginning of period	$57,836	$84,734	$102,963	$39,455
Increase in valuation allowance	—	21,735	—	67,014
Recoveries	(35,132)	(3,506)	(80,259)	(3,506)
Balance, end of period	$22,704	$102,963	$22,704	$102,963
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $12.0 million, or 57%, in the third quarter of 2013 compared to the same period in 2012, and by $26.0 million, or 45%, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to increased mortgage lending volume of $0.2 billion and $2.1 billion for the three and nine months ended September 30, 2013 compared to the same periods in 2012. Values have increased as a result of increased interest rates extending the expected duration of the cash flows of the newly originated servicing rights.
Acquired servicing rights increased by $65.2 million for the nine months ended September 30, 2013 due to the purchase of servicing rights of Fannie Mae residential servicing assets on April 1, 2013. The acquired servicing rights have been included in the residential class of MSR. At July 1, 2013, the transfer date, there were 86,324 loans with a weighted average interest rate of 5.1%. We will earn a weighted average servicing fee of 27 basis points on the acquired UPB allowing us to generate additional servicing income by utilizing our already existing servicing platform.
Amortization expense decreased by $5.9 million, or 16%, during the three months ended September 30, 2013 compared to the same period in 2012. The decrease in amortization expense was due to lower refinancing activity resulting in lower prepayment speeds compared to the same period in 2012. Amortization expense increased by $1.7 million, or 2%, during the nine months ended September 30, 2013, compared to the same period in 2012. The increase in amortization expense included additional amortization related to the acquired servicing rights offset by lower refinancing activity and slower prepayment speeds compared to the same period in in 2012. Annualized amortization rates as of September 30, 2013 and 2012 approximated 22.4% and 29.5%, respectively.
A decrease in actual prepayment speeds as compared to previously expected speeds was the primary driver for the recovery of the MSR valuation allowance during the three and nine months ended September 30, 2013 compared to the same periods in 2012. At September 30, 2013, we estimate that approximately 22.1% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 16.3% at September 30, 2013. At September 30, 2012, the impact of HARP 2.0 and a further decline in interest rates caused our prepayment speeds to exceed our expectations and resulted in an impairment of $21.7 million and $67.0 million for the three and nine months ended September 30, 2012, respectively.
Other Assets
The following table sets forth other assets by category as of September 30, 2013 and December 31, 2012:

Other Assets		Table 15
(dollars in thousands)	September 30, 2013	December 31, 2012
Foreclosure claims receivable, net of allowance of $13,579 and $11,721, respectively	$210,802	$196,952
Servicing advances, net of allowance of $9,372 and $11,518, respectively	197,865	125,118
Accrued interest receivable	72,691	82,965
Other real estate owned (OREO), net of allowance of $15,427 and $16,051, respectively	53,348	55,277
Margin receivable, net	50,960	40,260
Corporate advances, net	67,372	47,778
Goodwill	46,859	46,859
Fair value of derivatives, net	34,468	33,261
Prepaid assets	15,081	8,841
Intangible assets, net	6,340	7,921
Other	95,463	57,833
	$851,249	$703,065
Other assets increased by $148.2 million, or 21%, to $851.2 million at September 30, 2013 from $703.1 million at December 31, 2012. The increase was driven primarily by an increase in foreclosure claims receivable, servicing advances, margin receivable, corporate advances and the other assets category.
Foreclosure claims receivable increased by $13.9 million, or 7%, at September 30, 2013 compared to December 31, 2012. This increase is primarily due to growth in the amount of loans that have been transferred to foreclosure, but not conveyed back to the government agencies as a result of loan acquisitions during 2013.
Servicing advances increased $72.7 million or 58%, from December 31, 2012 to September 30, 2013. The increase was primarily attributable to an increase in servicing escrow advances and the MSR acquisition during the second quarter of 2013.
Margin receivable increased by $10.7 million, or 27%, during the nine months ended September 30, 2013, compared to December 31, 2012. The increase was primarily attributable to an increase in collateral posted for certain derivative trading activity related to hedging of our pipeline that is not subject to a master netting arrangement. Our forward sales commitments were in loss positions and as a result we were required to pledge more collateral. See Note 13 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Corporate advances increased by $19.6 million, or 41%, at September 30, 2013 compared to December 31, 2012 due to additional advances related to the MSR acquisition that transferred in July 2013.
Other assets category increased by $37.6 million, or 65%, from December 31, 2012 to September 30, 2013 due to an increase in current income taxes receivable of $38.2 million. This increase is related to an overpayment in estimated payments as a result of lower than projected income for the period.
Deferred Tax Asset
Our net deferred tax asset decreased by $78.6 million to $92.3 million at September 30, 2013, from $170.9 million at December 31, 2012, primarily due to changes in other comprehensive income related to interest rate swaps and the recovery of MSR impairment during the period.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income increased by $29.9 million to a loss of $56.9 million at September 30, 2013, from a loss of $86.8 million at December 31, 2012, primarily due to the reclassifications of unrealized losses during the period and a reduction in net unrealized losses as a result of changes in fair value related to our interest rate swaps partially offset by an increase in net unrealized losses as a result of changes in the fair value of our available for sale securities. We reclassified $31.0 million in pretax unrealized losses to other income related to the extinguishment of $770.0 million in principal of our FHLB advances.

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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at September 30, 2013 and December 31, 2012:

Carrying Value of ACI Loans			Table 16
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
September 30, 2013
UPB or contractual net investment	$793,009	$427,667	$1,220,676
Plus: contractual interest due or unearned income	668,871	204,925	873,796
Contractual cash flows due	1,461,880	632,592	2,094,472
Less: nonaccretable difference	587,589	100,980	688,569
Less: Allowance for loan losses	5,216	11,344	16,560
Expected cash flows	869,075	520,268	1,389,343
Less: accretable yield	119,385	109,982	229,367
Carrying value	$749,690	$410,286	$1,159,976
Carrying value as a percentage of UPB or contractual net investment	95%	96%	95%
December 31, 2012
UPB or contractual net investment	$906,421	$527,472	$1,433,893
Plus: contractual interest due or unearned income	739,447	228,509	967,956
Contractual cash flows due	1,645,868	755,981	2,401,849
Less: nonaccretable difference	666,039	144,713	810,752
Less: Allowance for loan losses	5,175	16,789	21,964
Expected cash flows	974,654	594,479	1,569,133
Less: accretable yield	114,217	106,191	220,408
Carrying value	$860,437	$488,288	$1,348,725
Carrying value as a percentage of UPB or contractual net investment	95%	93%	94%
In our residential ACI portfolio, no significant impairment was recognized for the nine months ended September 30, 2013. Within this portfolio, we also reclassified $27.2 million from nonaccretable difference to accretable yield due to increases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, no significant impairment was recognized for the nine months ended September 30, 2013, while charge-offs against the allowance for loan loss over the same period totaled $5.4 million. Within this portfolio, we reclassified $23.6 million from nonaccretable difference to accretable yield due to increases in cash flow expectations driven by reduced probability of default on the commercial real estate portfolio acquired from BPL in 2012.

For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at September 30, 2013 and December 31, 2012:

Recorded Investment of Non-ACI Loans and Leases					Table 17
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Lease Financing Receivables	Other	Total
Under ASC 310-20
September 30, 2013
UPB or contractual net investment	$2,191,891	$1,972,031	$39,647	$25,975	$4,229,544
Less: net purchase discount (premium)	65,495	(19,517)	6,364	11,709	64,051
Recorded investment	$2,126,396	$1,991,548	$33,283	$14,266	$4,165,493
Recorded investment as a percentage of UPB or contractual net investment	97%	101%	84%	55%	98%
December 31, 2012
UPB or contractual net investment	$3,069,948	$2,153,674	93,042	$31,838	$5,348,502
Less: net purchase discount (premium)	89,595	(22,859)	17,841	12,468	97,045
Recorded investment	$2,980,353	$2,176,533	75,201	$19,370	$5,251,457
Recorded investment as a percentage of UPB or contractual net investment	97%	101%	81%	61%	98%
Our residential non-ACI portfolio consists of loans we have strategically acquired over the years. During the three and nine months ended September 30, 2013, we recognized $2.8 million and $5.2 million, respectively, in related premiums as well as $10.5 million and $28.9 million, respectively, in discount accretion through interest income.
Our commercial non-ACI portfolio consists of loans acquired from Bank of Florida and BPL. Loans acquired from Bank of Florida consist of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. Loans acquired from BPL consist of commercial real estate loans to small and mid-size business clients that did not have evidence of credit deterioration since origination at the time we purchased these loans. During the three and nine months ended September 30, 2013, we recognized $1.5 million and $4.4 million, respectively, in related premiums as well as $1.0 million and $1.1 million, respectively, in discount accretion through interest income.
Our lease financing receivables non-ACI portfolio consists of leases acquired from Tygris that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to the this portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the leases as recorded by Tygris prior to our acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the three and nine months ended September 30, 2013, we recognized $2.5 million and $11.3 million, respectively, in discount accretion through interest income.
Our other non-ACI portfolio consists of home equity lines and consumer loans acquired from Bank of Florida that either do not fall within the scope of ASC 310-30 due to their revolving nature or that did not have evidence of credit deterioration since origination at the time we purchased these loans. During the three and nine months ended September 30, 2013 there was no significant change in the amount of purchase discount.
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

Non-Performing Assets (1)		Table 18
(dollars in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans and leases:
Residential mortgages	$60,066	$73,752
Commercial and commercial real estate	76,662	76,289
Lease financing receivables	4,171	2,010
Home equity lines	4,164	4,246
Consumer and credit card	15	332
Total nonaccrual loans and leases	145,078	156,629
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	145,078	156,629
Other real estate owned	32,108	40,492
Total non-performing assets	177,186	197,121
Troubled debt restructurings less than 90 days past due	79,664	90,094
Total NPA and TDR (1)	$256,850	$287,215
Total NPA and TDR	$256,850	$287,215
Government insured 90 days or more past due still accruing	1,147,795	1,729,877
Loans and leases accounted for under ASC 310-30:
90 days or more past due	45,104	79,984
OREO	21,240	16,528
Total regulatory NPA and TDR	$1,470,989	$2,113,604

Adjusted credit quality ratios: (1)
NPL to total loans	1.07%	1.08%
NPA to total assets	1.01%	1.08%
NPA and TDR to total assets	1.46%	1.57%
Credit quality ratios including government insured loans and loans and leases accounted for under ASC 310-30 :
NPL to total loans	9.87%	13.55%
NPA to total assets	7.90%	11.09%
NPA and TDR to total assets	8.35%	11.59%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans and foreclosed property accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans and foreclosed property.

Total NPA and TDR decreased by $30.4 million, or 11%, to $256.9 million at September 30, 2013 from $287.2 million at December 31, 2012. This decrease was primarily attributable to a $11.6 million decrease in nonaccrual loans and leases, a $8.4 million decrease in OREO and a $10.4 million decrease in TDRs less than 90 days past due.
Total regulatory NPA and TDR decreased by $642.6 million, or 30%, to $1.5 billion at September 30, 2013 from $2.1 billion at December 31, 2012. This decrease was primarily attributable to a $582.1 million decrease in governmental insured 90 days or more past due still accruing, a $34.9 million decrease in 90 days or more past due loans and leases accounted for under ASC 310-30 and a $11.6 million decrease in nonaccrual loans and leases.
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
In addition to the problem loans described above, as of September 30, 2013, we had special mention loans and leases totaling $58.1 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $32.9 million, or 36%, to $58.1 million at September 30, 2013, from $91.0 million at December 31, 2012. Loans and leases rated as special mention totaled $58.1 million, or 0.4%, of the total loan portfolio and 0.4% of the noncovered loan portfolio at September 30, 2013, including $13.9 million acquired from Bank of Florida and $31.8 million acquired in the BPL acquisition.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 19
	September 30, 2013			December 31, 2012
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$22,477	$5,216	$27,693	$28,456	$5,175	$33,631
Commercial and commercial real estate	20,816	11,344	32,160	23,074	16,789	39,863
Lease financing receivables	3,676	—	3,676	3,181	—	3,181
Home equity lines	3,333	—	3,333	5,265	—	5,265
Consumer and credit card	129	—	129	162	—	162
Total ALLL	$50,431	$16,560	$66,991	$60,138	$21,964	$82,102
ALLL as a percentage of loans and leases held for investment	0.44%	1.41%	0.53%	0.54%	1.60%	0.66%

Residential mortgages	$5,943,708	$754,906	$6,698,614	$5,843,136	$865,612	$6,708,748
Commercial and commercial real estate	4,186,857	421,630	4,608,487	4,266,691	505,077	4,771,768
Lease financing receivables	1,092,866	—	1,092,866	836,935	—	836,935
Home equity lines	156,977	—	156,977	179,600	—	179,600
Consumer and credit card	6,023	—	6,023	8,038	—	8,038
Total loans and leases held for investment	$11,386,431	$1,176,536	$12,562,967	$11,134,400	$1,370,689	$12,505,089
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $252.0 million, or 2%, to $11.4 billion at September 30, 2013 from $11.1 billion at December 31, 2012. The increase is primarily attributable to new originations within lease financing receivables and residential mortgages and a change in strategy to retain preferred jumbo residential mortgages on our balance sheet partially offset by reductions in utilization by existing customers on commercial lines of credit.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $100.6 million, or 2%, to $5.9 billion at September 30, 2013, from $5.8 billion at December 31, 2012. The ALLL for residential mortgages, excluding ACI loans, decreased by $6.0 million, or 21%, to $22.5 million at September 30, 2013, from $28.5 million at December 31, 2012 as a result of the continued performance of our high credit quality residential first portfolio. Charge-off activity for residential mortgages decreased by 23% to $11.4 million for the nine months ended September 30, 2013 from $14.7 million for the nine months ended September 30, 2012. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate, excluding ACI loans, decreased by $79.8 million, or 2%, to $4.2 billion at September 30, 2013, from $4.3 billion at December 31, 2012. The decrease is primarily due to reduced utilization by existing customers within our warehouse finance commercial portfolio during the nine months ended September 30, 2013. The warehouse finance portfolio is characterized by large revolving lines with current outstanding balances of $0.9 billion as of September 30, 2013.
The ALLL for commercial and commercial real estate, excluding ACI loans, decreased by 10%, to $20.8 million at September 30, 2013, from $23.1 million at December 31, 2012. The reserve on loans collectively evaluated for impairment increased by 2% to $17.9 million at September 30, 2013 from $17.5 million at December 31, 2012. The reserves on commercial and commercial real estate loans individually evaluated for impairment decreased by 48% to $2.9 million at September 30, 2013, from $5.6 million at December 31, 2012. The outstanding balance of loans individually evaluated for impairment decreased by 9% from December 31, 2012 to September 30, 2013.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.50% as of September 30, 2013 compared with 0.54% at December 31, 2012. The decreased coverage ratio is due to improvement in the credit quality of our loans and lower delinquencies on our collectively evaluated for impairment loans. Newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At September 30, 2013, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 11 and 8 quarters as compared to three segments utilizing shortened historical loss periods of 8, 7 and 5 quarters at December 31, 2012. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate increased by 55% to $10.3 million for the nine months ended September 30, 2013, from $6.6 million for the nine months ended September 30, 2012. Loan delinquency is one of the leading indicators of credit quality. As of September 30, 2013, 0.4% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due as compared to 1.8% as of December 31, 2012.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and nine months ended September 30, 2013 and 2012:

Allowance for Loan and Lease Losses Activity				Table 20
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
ALLL, beginning of period	$73,469	$77,393	$82,102	$77,765
Charge-offs:
Residential mortgages	3,038	3,868	11,378	14,701
Commercial and commercial real estate	6,081	2,636	10,309	6,640
Lease financing receivables	746	805	2,442	2,903
Home equity lines	430	1,215	1,546	2,807
Consumer and credit card	28	61	65	112
Total charge-offs	10,323	8,585	25,740	27,163
Recoveries:
Residential mortgages	70	52	298	357
Commercial and commercial real estate	488	3,023	4,480	3,602
Lease financing receivables	75	159	407	224
Home equity lines	130	52	379	168
Consumer and credit card	14	16	49	45
Total recoveries	777	3,302	5,613	4,396
Net charge-offs	9,546	5,283	20,127	22,767
Provision for loan and lease losses	3,068	4,359	5,016	21,471
ALLL, end of period	$66,991	$76,469	$66,991	$76,469
Net charge-offs to average loans held for investment	0.30%	0.25%	0.22%	0.40%
The level of the ALLL has decreased by $9.5 million, or 12%, to $67.0 million at September 30, 2013 from $76.5 million at September 30, 2012. The decrease is attributable to a reduction in provision for loan and lease losses offset by a reduction in net charge-offs. The provision for loan and lease losses decreased by $16.5 million, or 77%, to $5.0 million for the nine months ended September 30, 2013 from $21.5 million for the nine months ended September 30, 2012. The decrease is attributable to a release of provision for residential mortgages due to improvement of flow rates and delinquency metrics of the general reserve population combined with the improved expected performance of residential TDRs. The commercial and commercial real estate provision for loan and lease losses decreased due to new originations with increased credit quality and an increase in performing TDRs.
The reduction in net charge-offs is due to increased originations in the portfolio of higher credit quality, which resulted in a decrease of charge-offs by 5% to $25.7 million for the nine months ended September 30, 2013 from $27.1 million for the nine months ended September 30, 2012. The remaining reduction in net charge-offs is due to an increase in commercial and commercial real estate recoveries on loans previously charged off.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct channels with the intent of selling a majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) and to private non-GSE purchasers through whole loan sales.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to prepayment and default protection was $1,527.7 million at September 30, 2013.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal.
As of September 30, 2013, we had 251 active repurchase requests. We have summarized the activity for the three and nine months ended September 30, 2013 and 2012 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 21
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Agency	16	26	91	107
Agency Aggregators / Non-GSE (1)	50	83	170	247
Repurchase requests received	66	109	261	354
Agency	17	22	64	79
Agency Aggregators / Non-GSE (1)	29	56	123	138
Requests successfully defended	46	78	187	217
Agency	10	16	24	41
Agency Aggregators / Non-GSE (1)	17	25	66	58
Loans repurchased, indemnified or made whole	27	41	90	99
Agency	$962	$1,595	$2,265	$3,778
Agency Aggregators / Non-GSE (1)	1,206	3,095	5,659	6,573
Net realized losses on loan repurchases	$2,168	$4,690	$7,924	$10,351
Years of origination of loans repurchased	2000 - 2013	2004 - 2011	2000 - 2013	2000 - 2011

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 22
Losses to date	2004-2005	2006-2009	2010-2013	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$26,857,254	$57,189,244
Request rate(1)	0.37%	1.73%	0.24%	0.78%
Requests received	188	1,530	273	1,991

Pending requests	15	208	23	246
Resolved requests	173	1,322	250	1,745
Repurchase rate	42%	40%	21%	38%

Loans repurchased	72	535	54	661
Average loan size	$222	$215	$232	$224
Loss severity	12%	46%	9%	38%

Losses realized	$1,912	$53,334	$1,060	$56,306
Losses realized (bps)	1.7	28.1	0.4	9.8

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to falsified employment documents and/or verifications, occupancy, credit and/or stated income. Additionally, we receive requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults generally surface sooner, typically within six months of selling the loan to an investor. Prior to 2009, we sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
Along with the contingent obligation associated with representations and warranties noted above, the Company also has a noncontingent obligation to stand ready to perform over the term of the representation and warranties. A liability is established when the obligation is both probable and reasonably estimable and is recognized as a reduction on net gains on loan sales and securitizations. When calculating the reserve associated with this noncontingent obligation, we estimate the probable losses inherent in the population of all loans sold based on trends in repurchase requests and actual loss severities experienced.
The following is a rollforward of our reserves for repurchase losses for the three and nine months ended September 30, 2013 and 2012:

Reserves for Loans Sold or Securitized				Table 23
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance, beginning of period	$21,960	$34,000	$27,000	$32,000
Provision for new sales/securitizations	1,012	(13)	3,124	677
Provision for changes in estimate of existing reserves	(1,718)	1,703	(3,114)	8,674
Net realized losses on repurchases	(2,168)	(4,690)	(7,924)	(10,351)
Balance, end of period	$19,086	$31,000	$19,086	$31,000

Quarters of coverage ratio(1)	5	10	5	10

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $19.1 million as of September 30, 2013, compared to $31.0 million as of September 30, 2012. The decrease in the liability since September 30, 2012 is primarily due to the continued run-off of losses that were estimated in the prior periods partially offset by the provisioning for new sales and securitizations as well as changes in estimates due to increased information and clarity into the repurchase loan pipeline. Our provision for new sales/securitizations increased by $2.4 million for the nine months ended September 30, 2013 compared to the same period in 2012 and our provision for changes in estimate of existing reserves decreased by $11.8 million for the nine months ended September 30, 2013 compared to the same period in 2012, due to a decreased volume of repurchase requests as well as the stabilization of property values.

We have summarized the new activity for repurchase requests in UPB as well as a summarized the outstanding UPB within the pending pipeline by vintage for the 2004-2009 vintages as of and for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012:

Repurchase Requests (UPB)							Table 24
(dollars in thousands)	2004	2005	2006	2007	2008	2009	Total
September 30, 2012	$—	$—	$4,769	$6,613	$7,069	$1,997	$20,448
June 30, 2013	318	268	2,774	4,999	2,060	340	10,759
September 30, 2013	514	618	1,646	4,130	3,170	325	10,403

Pending Pipeline (UPB)							Table 25
(dollars in thousands)	2004	2005	2006	2007	2008	2009	Total
September 30, 2012	$973	$3,238	$6,444	$30,058	$16,288	$5,817	$62,818
June 30, 2013	852	1,000	5,362	21,073	13,025	2,007	43,319
September 30, 2013	852	989	5,385	21,359	13,860	1,656	44,101
As noted in the summary table above, repurchase requests for the 2004 - 2009 vintages have been decreasing steadily since September 30, 2012. Along with the decline in recent repurchase requests, we have also experienced a steady decline in the outstanding UPB within the pending pipeline. The decline in pending pipeline is due to higher rescission rates and previous repurchases. Furthermore, we have experienced a lower request rate on vintages post 2009, which leads to a lower reserve requirement.
Our quarters of coverage ratio showed approximately 5 quarters of coverage given our current reserve levels at September 30, 2013. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We performed a sensitivity analysis on our loan repurchase reserve by varying the frequency and severity assumptions independently for each loan sale vintage year. By increasing the frequency and severity by 20%, the reserve balance as of September 30, 2013 would have increased by 15% from the baseline. Conversely, by decreasing the frequency and the severity 20%, the reserve balance as of September 30, 2013 would have decreased by 13%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
The sensitivity analysis for the loan repurchase reserve as of September 30, 2013 is as follows:

Sensitivity of Repurchase Reserve					Table 26
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$22,044	$20,498	$19,086	$17,809	$16,667
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at September 30, 2013. At September 30, 2013, we were actively servicing $1.3 billion of remaining UPB. During 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and nine months ended September 30, 2013 and 2012:

Reserves for Repurchase Obligations for Loans Serviced				Table 27
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance, beginning of period	$23,518	$27,640	$26,026	$30,364
Provision for changes in estimate of existing reserves	4,531	3,032	5,820	8,931
Net realized losses on repurchases(2)	(5,316)	(3,363)	(9,113)	(11,986)
Balance, end of period	$22,733	$27,309	$22,733	$27,309

Quarters of coverage ratio (1)	8	7	8	7

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of September 30, 2013 would have increased by 39% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of September 30, 2013 would have decreased by 38%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of September 30, 2013 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 28
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$31,502	$26,471	$22,733	$17,720	$14,001
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
Funding Sources
Deposits obtained from clients are our primary source of funds for use in lending, acquisitions and other business purposes. We generate deposit client relationships through our consumer direct, financial center and financial intermediary distribution channels. The consumer direct channel includes: Internet, email, telephone and mobile device access to product and customer support offerings. Our differentiated products, integrated online financial portal and value-added account features deepen our interactions and relationships with our clients resulting in high retention rates. Other funding sources include short-term and long-term borrowings and shareholders’ equity. FHLB borrowings have become an important funding source as we have grown.
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 29
(dollars in thousands)	September 30, 2013	December 31, 2012
Noninterest-bearing demand	$1,365,655	$1,445,783
Interest-bearing demand	2,998,836	2,681,769
Market-based money market accounts	413,427	439,399
Savings and money market accounts, excluding market-based	5,186,243	4,451,843
Market-based time	627,889	736,612
Time, excluding market-based	3,035,626	3,386,982
Total deposits	$13,627,676	$13,142,388
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
Total deposits increased by $485.3 million, or 4%, to $13.6 billion at September 30, 2013, from $13.1 billion at December 31, 2012. This strong growth in retail deposits during the first nine months of 2013 allowed us to replace a portion of our more costly wholesale funding sources such as FHLB borrowings and repurchase agreements. During the first nine months of 2013, noninterest-bearing demand deposits decreased by $80.1 million, to $1.4 billion, primarily due to decreases in business accounts and escrow deposits. Interest-bearing deposits increased by $565.4 million to $12.3 billion, or 5%, at September 30, 2013 from $11.7 billion at December 31, 2012. This increase in interest-bearing deposits was primarily due to growth in savings and money market accounts and interest-bearing demand accounts due to our marketing efforts to acquire new depositors. The increase in savings and money market accounts and interest-bearing demand accounts was partially offset by a decrease in time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings decreased by $1.2 billion, or 38%, to $1.9 billion at September 30, 2013 from $3.0 billion at December 31, 2012. The decrease in FHLB borrowings were primarily funded by a net decrease in loans held for sale and growth in retail deposits.

The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and nine months ended September 30, 2013 and 2012, respectively.

FHLB Borrowings			Table 30
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Fixed-rate advances:
Average daily balance	$2,511,830	$1,647,438	$2,491,148	$1,392,411
Weighted-average interest rate	1.95%	1.85%	1.97%	1.85%
Maximum month-end amount	$2,642,700	$2,301,286	$2,642,700	$2,301,286
Convertible advances:
Average daily balance	$—	$18,957	$9,963	$31,029
Weighted-average interest rate	—%	4.30%	4.24%	4.41%
Maximum month-end amount	$—	$17,000	$17,000	$44,000
Overnight advances:
Average daily balance	$—	$136,674	$45,311	$221,182
Weighted-average interest rate	—%	0.40%	0.39%	0.39%
Maximum month-end amount	$—	$105,500	$200,500	$840,500
During September 2013, the Company early extinguished FHLB advances with a principal balance of $770.0 million. The consideration paid for the early extinguishment was $734.0 million representing the net settlement of the advance balances. The resulting gain of $36.0 million recognized upon extinguishment was recorded in other noninterest income in the consolidated statements of income. As a result of the extinguishment, the forecasted transactions related to the interest payments associated with this debt were no longer expected to occur which resulted in the reclassification of $31.0 million previously recorded in accumulated other comprehensive income to other noninterest income.
In early October 2013, the Company settled an additional FHLB advance with a principal balance of $104.0 million that was agreed to be extinguished effective September 30, 2013. The consideration paid for this early extinguishment was $93.6 million representing the net settlement of the advance balance. The resulting gain realized upon extinguishment was $10.4 million and will be recognized in the fourth quarter of 2013.
Repurchase Agreements
Repurchase agreements decreased by $142.3 million to $0 at September 30, 2013 from $142.3 million at December 31, 2012. The decrease in repurchase agreements was funded by growth in retail deposits.
The table below summarizes the average outstanding balance of our repurchase agreements, the weighted average interest rate, and the maximum amount of repurchase agreements at any month-end during the three and nine months ended September 30, 2013 and 2012.

Repurchase Agreements				Table 31
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Repurchase agreements:
Average daily balance	$—	$53,037	$18,645	$31,734
Weighted-average interest rate	—%	2.28%	1.94%	2.69%
Maximum month-end amount	$—	$504,565	$20,000	$504,565
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
We continued to maintain a strong liquidity position during the third quarter of 2013. Cash and cash equivalents were $1.1 billion, available for sale investment securities were $1.2 billion, and total deposits were $13.6 billion as of September 30, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2013, we had a $4.1 billion line of credit with the FHLB, of which $1.9 billion was utilized. Based on asset size, the maximum potential line available with the FHLB was $6.4 billion at September 30, 2013, assuming eligible collateral to pledge. As of September 30, 2013, we pledged collateral with the FRB that provided $43.8 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At September 30, 2013, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.6 billion with no outstanding balances. Although our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.6 billion at September 30, 2013, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum availability for this type of funding. As of September 30, 2013, our availability under federal funds commitments was $40.0 million with no outstanding borrowings.
We own certain investment securities that are available for pledging under repurchase agreements. As of September 30, 2013, the principal balance of our repurchase agreements was $0 and therefore, no securities were currently pledged for this type of borrowing.
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
2013 Capital Actions
On October 22, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, payable on November 22, 2013, to stockholders of record as of November 12, 2013. Also on October 22, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on January 6, 2014, for each share of Series A Preferred Stock held as of December 20, 2013.
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
At September 30, 2013, EverBank exceeded all currently effective regulatory capital requirements and is considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.8% and a total risk-based capital ratio of 14.5%. Management believes, at September 30, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at September 30, 2013 and December 31, 2012:

Regulatory Capital (bank level)		Table 32
(dollars in thousands)		September 30, 2013	December 31, 2012
Shareholders’ equity		$1,648,152	$1,518,934
Less:	Goodwill and other intangibles	(51,436)	(54,780)
	Disallowed servicing asset	(39,658)	(32,378)
	Disallowed deferred tax asset	(64,462)	(67,296)
Add:	Accumulated losses on securities and cash flow hedges	54,392	83,477
Tier 1 Capital		1,546,988	1,447,957
Add:	Allowance for loan and lease losses	66,991	82,102
Total regulatory capital		$1,613,979	$1,530,059

Adjusted total assets		$17,510,528	$18,141,856
Risk-weighted assets		11,120,048	11,339,415

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 33
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2013
Tier 1 capital to adjusted tangible assets	$1,546,988	8.8%	$700,421	4.0%	$875,526	5.0%
Total capital to risk-weighted assets	1,613,979	14.5	889,604	8.0	1,112,005	10.0
Tier 1 capital to risk-weighted assets	1,546,988	13.9	N/A	N/A	667,203	6.0
December 31, 2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of September 30, 2013 and December 31, 2012.

Interest Rate Sensitivity	Table 34
	September 30, 2013		December 31, 2012
(dollars in thousands)	Net Change in EVE	% Change of EVE	Net Change in EVE	% Change of EVE
Up 300 basis points	$6,243	0.3%	$392,915	17.1%
Up 200 basis points	64,712	2.9%	348,431	15.2%
Up 100 basis points	68,052	3.1%	217,315	9.5%
Down 100 basis points	(190,525)	(8.6)%	(300,577)	(13.1)%
The projected exposure of EVE to changes in interest rates at September 30, 2013 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
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
Off Balance Sheet Arrangements
During 2013, we created a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding) to facilitate private securitization transactions. Total securitizations by EverBank Funding through September 30, 2013 were $610.6 million. These securitization transactions issued certificates that were offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 15, 2013, as updated in our Quarterly Reports on Form 10-Q as filed with the SEC on April 30, 2013 and July 31, 2013, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County, later removed to federal court and now on appeal to the United States Court of Appeals for the Eighth Circuit; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; (5) Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al. filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois and later removed to federal court; (6) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court, later removed to federal court and subsequently remanded to state court; (7) County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the Circuit Court for the First Judicial Circuit, Union County, Illinois, later removed to federal court and now pending on appeal in the United States Court of Appeals for the Seventh Circuit; (8) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court, subsequently removed to the U.S. District Court, District of Minnesota and now on appeal to the United States Court of Appeals for the Eighth Circuit; and (9) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court where the court granted the defendants' motion to dismiss, and now stayed due to the bankruptcy filing of defendant GMAC. In these class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously. EverBank was previously subject to one additional lawsuit: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in April 2011 in the United States District Court for the Western District of Kentucky, which was the subject of an appeal in the United States Court of Appeals for the Sixth Circuit that upheld the lower court's dismissal of the complaint.
Item 1A.   Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described below and in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. The following discussion of risk factors should be considered in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

Downgrades of the U.S. sovereign credit rating or its perceived credit worthiness could have a material adverse effect on our business, financial position and results of operations.

The current uncertainty over U.S. fiscal policy could lead to future or further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies. The impact of any future or further downgrade of the U.S. sovereign credit rating or negative perception of the U.S. government’s creditworthiness could adversely affect the U.S. and global financial markets and economic conditions which may, directly or indirectly, have adverse effects on our operations, earnings and financial condition Among other things, a credit rating downgrade could adversely impact the value of the residential agency MBS held in our investment portfolio and may trigger requirements that we post additional collateral for trades relative to these securities.
We and EverBank have entered into a consent order with the OTS, and failure to comply with the requirements of the consent order could have a negative impact on us and/or EverBank.
On April 13, 2011, we and EverBank each entered into a consent order with the OTS with respect to EverBank’s mortgage foreclosure practices and our oversight of those practices. The consent orders required, among other things, that we establish a new compliance program for our mortgage servicing and foreclosure operations and that we ensure that we have dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. We were also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate. We are working to fulfill the requirements of the consent orders. In response to the consent orders, we have established an oversight committee to monitor the implementation of the actions required by the consent orders. Furthermore, we have enhanced and updated several policies, procedures, processes and controls to help ensure the mitigation of the findings of the consent orders, and submitted them to the FRB and the OCC (the applicable successors to the OTS) for review. In addition, we have enhanced our third-party vendor management system and our compliance program, hired additional personnel and retained an independent firm to conduct foreclosure reviews. We may be subject to civil monetary penalties with respect to the consent order, but the federal banking agencies have not indicated what the amount of any such penalties would be.
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement includes a cash payment of approximately $37.4 million to be made by EverBank to a settlement fund, which would provide relief to qualified borrowers. In addition, we will contribute approximately $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices and it does not protect us from potential individual borrower claims or class actions lawsuits, which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, we, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that we provide the OCC with an action plan to identify errors and remediate any borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. We are presently preparing our action plan for OCC review and will submit that action plan in November 2013. Any remedies or penalties that may be imposed on us as a result or arising out of the consent order, the action plan, or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our securities.
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

EverBank Financial Corp

Date:	November 1, 2013	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2013	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith