Form 10-K
period 2013-12-31
EverBank Financial Corp
filed 2014-02-28
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $16.56, was approximately $1,277,795,003. There was no non-voting common equity of the registrant outstanding on that date.
As of February 24, 2014, there were 122,690,732 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the annual meeting of stockholders scheduled to be held on May 22, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2013.

EverBank Financial Corp
Form 10-K

Part I
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in this Annual Report and the following:

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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	risk of individual claims or further fines, penalties, equitable remedies, or other enforcement actions relating to our mortgage related practices;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	our ability to comply with the amended consent order and the terms and conditions of our settlement of the Independent Foreclosure Review, including the associated costs;

•	concentration of our residential and commercial real estate loan portfolios;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	execution of current or future acquisition, reorganization or disposition transactions including, the risk that we may not realize anticipated benefits of such transactions;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	the effectiveness of the hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•
disruptions in the credit and financial markets in the United States and globally, including the effects of any downgrade in the United States government’s sovereign debt rating and the continued effects of the European sovereign debt crisis and declining currencies in certain emerging markets;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, other vendors and our employees;

•	costs of compliance or failure to comply with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•
impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and the capital requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee);

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

Item 1. Business
Overview
EverBank Financial Corp, a Delaware corporation, is a unitary savings and loan holding company headquartered in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides a wide range of financial products and services to retail and commercial clients nationwide through scalable, low-cost distribution channels. We market and distribute our products and services primarily through our integrated online financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and at other business offices and retail loan centers throughout the country. These channels are connected by technology-driven, centralized platforms which provide operating leverage throughout our business. As of December 31, 2013, we had total assets of $17.6 billion, total deposits of $13.3 billion and total equity of $1.6 billion.
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
Residential Lending and Servicing
We originate prime residential mortgage loans using a centrally controlled underwriting, processing and fulfillment infrastructure through retail offices in large metropolitan areas nationwide, consumer direct channels, financial centers and correspondent relationships. Our mortgage origination activities include originating, underwriting, closing, warehousing and selling to investors prime conforming and jumbo residential mortgage loans. We have recently expanded our retail and correspondent distribution channels and emphasized jumbo prime mortgages which we may retain on our balance sheet or sell into the secondary market. These channels and products are strategic to our balance sheet objectives and serve the needs of our core clients. In the third quarter 2013, we exited our wholesale broker lending channel and continued to focus on growing our retail and correspondent lending channels in order to focus on our core prime jumbo mortgage offering and position the business for a purchase driven origination market. We do not originate subprime loans, negative amortization loans or option adjustable-rate mortgage loans, and these products have never constituted a meaningful portion of our business.
We generate mortgage servicing business through the retention of servicing from our origination activities, whole loan acquisitions, and related servicing activities. Our mortgage servicing business includes collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, responding to client inquiries, counseling delinquent mortgagors, supervising foreclosures and liquidations of foreclosure properties and otherwise administering our mortgage loan servicing portfolio for which we earn mortgage servicing and other ancillary fees. We service a diverse portfolio by both product and investor, including agency and private pools of mortgages secured by properties throughout the United States.
During the fourth quarter 2013, we entered into agreements to sell our default servicing operations and the rights to service and subservice UPB of $20.3 billion to Green Tree Servicing LLC, a subsidiary of Walter Investment Management Corp. In connection with the sale of the MSR, we need to receive approvals from certain investors, including Fannie Mae and Freddie Mac, as well as the Federal Housing Finance Agency, which approvals have not yet been received. During the first quarter we amended the agreements related to the transaction with Green Tree Servicing LLC, in order to allow the closing to be extended past the first quarter, which may be necessary.
We believe that our residential lending and servicing expertise, knowledge and resources position us to make strategic investment decisions, effectively manage our loan and investment portfolio and capitalize on significant changes currently taking place in the industry. In addition to generating significant fee income, these activities provide us with direct asset acquisition opportunities and serve as a valuable complement to our core deposit activities, including the ability to:

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
Commercial Lending
We have historically originated a variety of commercial loans and leases, including owner-occupied commercial real estate, commercial investment property, mid-sized business commercial loans and equipment leases nationwide. In 2013, we consolidated all of our commercial lending activities under a realigned leadership team and believe that the new sales and reporting structure will help to drive efficiency and enhance our focus on cross-sell opportunities in markets where we have financially sophisticated residential lending and deposit clients.
Commercial Real Estate

We originate commercial real estate loans for the acquisition and refinance of stabilized commercial real estate for owner users, investors and developers. Our portfolio is diversified and consists of various loan sizes, property types, and locations. We have deep domain expertise in structuring loans for owner occupied, single tenant, multi-tenant commercial and multi-family properties. Our average loan size is $5.0 million to $6.0 million and our loans are structured as first mortgages secured by commercial real estate. We underwrite stabilized properties, with experienced borrowers, strong property/tenant cash flow and good collateral. We offer our clients competitive fixed and floating rates with flexible terms. As a lender who focuses on building relationships, we originate loans nationwide through our direct sales force and a network of mortgage bankers and other intermediaries. Our sales executives are located in nine offices across the U.S.and are also active in cross-selling with other EverBank business units. The commercial real estate business was integrated into a single platform and re-launched in 2013 following the acquisition of General Electric Capital Corporation's (GECC) Business Property Lending, Inc., or Business Property Lending (BPL) in 2012.
Commercial Finance
Our commercial finance platform includes the equipment finance and lender finance businesses. Our equipment finance division originates equipment leases and loans nationwide through relationships with over 600 equipment manufacturers, distributors and dealers with large groups of high quality clients. Our equipment leases and loans generally finance essential-use health care, office product, technology, industrial and other types of equipment primarily to small and medium-size lessees and borrowers. Our typical equipment financings range from approximately $10,000 to $5.0 million per transaction, with typical finance terms ranging from 36 to 60 months. We have significantly increased the origination activity within our equipment business since 2010 by expanding within both our served markets as well as expanding into new markets.
In 2011, we formed the lender finance business that focuses on providing revolving and term credit facilities secured by equipment and receivables primarily to specialty finance companies on a national basis. We have achieved significant growth in this business since inception, as new client acquisition has driven strong growth in committed facilities as both agent and participant. These credit facilities typically have an initial term of three to five years and range in size from $15.0 million to more than $50.0 million.
Our commercial finance activities provide us with access to approximately 25,000 small business clients nationwide, which creates opportunities to cross-sell our deposit, lending and wealth management products.
Mortgage Warehouse Finance
Our warehouse finance business provides loan financing to mid-sized, high-quality mortgage banking companies across the country with a proven track record of originating quality mortgages. Warehouse loans are short-term revolving facilities, primarily collateralized by agency and government residential loans originated by our clients. Our loan commitment sizes generally range from $20 million to $100 million.
Portfolio Management
Our investment analysis capabilities are a core competency of our organization. We supplement our organically originated assets by purchasing loans and securities when those investments have more attractive risk-adjusted returns than those we can originate. We actively monitor and capitalize on market conditions to maximize returns on our assets and evaluate other opportunities to deploy our capital based on our assessment of yield and risk characteristics of our portfolio. Our decisions to originate, hold, acquire, securitize or sell assets is grounded in our rigorous analytical approach to investment analysis and our disciplined approach to balancing risk against performance. Our flexibility to retain originated assets or acquire assets enables us to pursue attractive risk adjusted returns in a variety of market conditions and enhance shareholder value.
Deposit Franchise
Our deposit franchise is focused on fostering strong relationships with a large number of financially sophisticated clients and provides a stable, flexible source of low-cost funds.  Our distribution channels, operating platform and acquisition strategies are characterized by low operating costs and are designed to enable us to scale the business efficiently.  Our unique products and product design, distribution and marketing strategies allow us to effectively control organic deposit growth, providing flexibility and efficiency in funding asset growth opportunities.
The majority of our deposit balances come from financially savvy, self-directed individuals, as well as small and mid-sized businesses.  These clients maintain an average deposit balance per household (excluding escrow deposits) of $81,158 as of December 31, 2013, which we believe is more than three times the industry average.
All deposit clients can choose to manage their relationship with us through one of our full featured transactional platforms including the Online Financial Center or robust tablet and mobile applications, or interact with us by phone and through email, or visit one of our Financial Centers in Florida.
The World Markets division provides clients a toolkit for global diversification including $850 million in World Currency® deposits denominated in 20 foreign currencies and $164 million in MarketSafe® structured deposits. In addition, World Markets clients hold over $231 million of precious metals in custody with us in non-FDIC insured EverBank Metals Select® accounts.
We selectively acquire and manage our deposit client relationships through an integrated, multi-faceted distribution network including the following channels:

•	Consumer Direct. Our consumer direct channel includes Internet, email, telephone and mobile device access to products and services.

•
Financial Centers.  We have a network of high-volume financial centers in key Florida metropolitan areas, including the Jacksonville, Naples, Ft. Myers, Miami, Ft. Lauderdale, Boca Raton, Tampa Bay and Clearwater markets with average deposits per branch of $216.3 million as of December 31, 2013.

•	Financial Intermediaries. We offer deposit and other products nationwide through relationships with 249 financial advisory firms representing over 1,900 independent financial professionals.

•
Business Banking. Generally small and mid-size businesses located across the country and business lending clients. Business banking tools include basic banking through sophisticated cash management alternatives.

Wealth Management
We provide comprehensive financial advisory, planning, brokerage and other wealth management services to our mass-affluent and high net worth clients through our registered broker dealer and registered investment adviser subsidiaries. Wealth management is a long-term strategic initiative that we expect will be a significant focus for us in the foreseeable future, although we do not expect this initiative to materially affect our near-term revenue generation or earnings.
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
Competition for loans is often driven by interest rates, loan origination and related fees and services. Because of our lower all-in cost structure relative to our competition, we are often able to offer borrowers more favorable interest rates than may be available from other lenders. In addition, because we originate assets to hold on our balance sheet as well as sell in the secondary markets, we seek to attract borrowers by offering loan products such as jumbo residential mortgage loans that may not be available from other lenders.
Competition for deposit products is generally based on pricing because of the ease with which clients can transfer deposits from one institution to another. Our multi-channel deposit strategy has lower fixed operating costs than traditional models because we do not incur the expenses associated with primarily operating through a traditional branch network. In order to generate deposits, we pass a portion of these cost savings to our clients through competitive interest rates and fees. Besides price competition, we also seek to increase our deposit market share through product differentiation by offering deposit products that provide investment capabilities such as our WorldCurrency®, MarketSafe® and EverBank Metals Selectsm deposit products.
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
Recent Regulatory Developments
Mortgage servicing “horizontal review.” A “horizontal review” of the residential mortgage foreclosure operations of fourteen mortgage servicers, including EverBank, by the federal banking agencies resulted in formal enforcement actions against all of the banks subject to the horizontal review. On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the Federal Reserve System (FRB) succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an “Independent Foreclosure Review” program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EverBank reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement includes a cash payment of approximately $39.9 million to be made by EverBank to a settlement fund, which will provide relief to qualified borrowers. In addition, EverBank will contribute approximately $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. EverBank submitted its action plan in 2013, which did not require an independent third party review. At December 31, 2013, EverBank has accrued approximately $4 million for potential remediation payments to be made to borrowers.
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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including a fundamental restructuring of the supervisory regime applicable to federal savings associations (also referred to as thrifts) and savings and loan holding companies (also referred to as thrift holding companies), the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Oversight Council, the FRB, the OCC and the FDIC.
Many of the requirements called for in the Dodd-Frank Act remain subject to final rulemaking or phase-in over time. Given the uncertainty associated with the implementation of the Dodd-Frank Act, the full extent of the impact such requirements will have on our operations continues to be unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.
The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.
Change in Thrift Supervisory Structure. The Dodd-Frank Act, among other things, as of July 21, 2011, transferred the functions and personnel of the OTS among the OCC, FDIC and FRB. As a result, the OTS no longer supervises or regulates savings associations or savings and loan holding companies. The Dodd-Frank Act preserves the federal savings association charter (which includes both federal savings associations and federal savings banks); however, supervision of federal savings associations, such as EverBank, has been transferred to the OCC. Most significantly for us, the Dodd-Frank Act has transferred the supervision of savings and loan holding companies, such as us, to the FRB while taking a number of steps to align the regulation of savings and loan holding companies to that of bank holding companies. The FRB has issued final rules to implement changes mandated by the Dodd-Frank Act, including requiring a savings and loan holding company to serve as a source of strength for its subsidiary depository institutions, requiring savings and loan holding companies to satisfy supervisory standards applicable to financial holding companies (e.g., “well capitalized” and “well managed” status) and, for most savings and loan holding companies, to elect to be treated as a financial holding company, in order to conduct those activities permissible for a financial holding company, and promulgating capital requirements for savings and loan holding companies (for example, under the so-called “Collins Amendment”). As a result of this change in supervision and related requirements, we also will generally be subject to new and potentially heightened examination and reporting requirements. The Dodd-Frank Act also provides various agencies with the authority to assess additional supervisory fees.
Creation of New Governmental Agencies. The Dodd-Frank Act creates various new governmental agencies such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (CFPB), an independent agency housed within the FRB. The CFPB has a broad mandate to issue regulations, examine compliance and take enforcement action under the federal consumer financial laws, including with respect to EverBank. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
Limitation on Federal Preemption. The Dodd-Frank Act may reduce the ability of national banks and federal savings associations to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal savings associations, has the ability to make preemption determinations where certain conditions are met, the new limitations placed on preemption determinations have the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks. While some uncertainty remains as to how the OCC will address preemption determinations going forward, on July 20, 2011, the OCC issued a final rule implementing certain Dodd-Frank Act preemption provisions. Among other things, the rule states that federal savings associations, such as EverBank, are subject to the same laws, legal standards and OCC regulations regarding the preemption of state law as national banks. In promulgating the rule, the OCC stated that its prior preemption determinations and regulations remain valid. As a result, we expect EverBank should have the benefit of those determinations and regulations.
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations. Most significantly, the new standards prohibit us from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities (ABS) that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
Annual Company-Run Stress Tests.     We and EverBank are also subject to new stress testing requirements that implement provisions of the Dodd-Frank Act requiring banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the FRB, and publish a summary of certain aspects of the results. Under the rules, we and EverBank are required to conduct stress tests using certain scenarios that the FRB is required to publish by November 15 of each year (starting in 2013 for EverBank and 2016 for us) and using financial statement data as of September 30 of that year. We are required to report the results to the FRB, and EverBank will be required to report the results to the OCC and the FRB, by March 31 of the year after the stress tests are conducted. In addition, the rules require us to publicly disclose a summary of certain aspects of the stress test results between June 15 and June 30 of the year after the stress tests are conducted starting in 2015 for EverBank and in 2017 for us. This process will be repeated in each subsequent year.
Stress testing requirements include baseline, adverse, and severely adverse economic and financial scenarios to assess potential impacts on our consolidated earnings, losses and capital over a nine quarter planning horizon. According to regulatory standards, a summary of the results of certain aspects of this stress analysis (initially, only under the severely adverse scenario) will be released publicly and will contain company specific information and results. It is anticipated that our capital ratios reflected in the stress test calculation will be an important factor considered by our regulators in evaluating whether proposed payments of dividends, or stock repurchases may be an unsafe or unsound practice and whether our capital levels are adequate to support our operations and growth.
The next capital planning and stress testing cycle runs from the fourth quarter of 2013 through the fourth quarter of 2015. Thus, the next capital planning and stress testing cycle, which began on October 1, 2013, overlaps with the implementation of the Basel III Capital Rules. EverBank will be participating in this stress testing cycle. On September 30, 2013, the FRB issued an interim final rule to clarify how banking organizations should incorporate the Basel III Capital Rules into their capital and business projections during the next cycle of capital plan submissions and stress tests. The interim final rule provides a one-year transition period for most banking organizations, including EverBank, with between $10 billion and $50 billion in total consolidated assets. Pursuant to the interim final rule, EverBank will be required to calculate its stress test projections using the FRB’s current regulatory capital rules during the upcoming stress test to allow time to adjust its internal systems to the revised capital framework.
Basel III. While we were historically required by the OTS to have a prudential level of capital to support our risk profile, the OTS did not subject savings and loan holding companies, such as us, to consolidated regulatory capital requirements. The Dodd-Frank Act will subject us to new capital requirements that are not less stringent than such requirements generally applicable to insured depository institutions, such as EverBank, or quantitatively lower than such requirements in effect for insured depository institutions as of July 21, 2010. The current risk-based capital guidelines that apply to EverBank are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
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
In July 2013, our primary federal regulator, the Federal Reserve, and EverBank’s primary federal regulator, the OCC, published final rules (Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to savings and loan holding companies and depository institutions, including us and EverBank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of regulatory capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules will become effective for the Company and EverBank on January 1, 2015 (subject to phase-in periods as discussed below).
    The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Basel III Capital Rules’ specific requirements.
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
Under current capital standards, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP (for example, mark-to-market of securities held in the available for sale portfolio and cumulative gains and losses on cash flow hedges), are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items (except gains and losses on cash flow hedges where the hedged item is not recognized on a banking organization’s balance sheet at fair value) are not excluded; however, certain banking organizations, including us and EverBank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s and EverBank’s periodic regulatory reports in the beginning of 2015. The Company and EverBank are considering whether to make this election. The Basel III Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or savings and loan holding companies. However for bank or savings and loan holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Additional Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.
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
Management believes, at December 31, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
Liquidity Requirements. Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and savings associations and bank holding companies and certain savings and loan holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by institutions and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are intended to encourage banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies and certain savings and loan holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or EverBank. The federal banking agencies have not yet proposed rules to implement the NSFR.
The Company
We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (HOLA). As such, we are registered as a savings and loan holding company and are subject to those regulations applicable to a savings and loan holding company. As noted above, as of July 21, 2011, the functions and personnel of the OTS were transferred among the OCC, FDIC and FRB. We now are subject to examinations, supervision and reporting requirements by the FRB, and the FRB currently has enforcement authority over us. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Similarly, EverBank is now subject to OCC supervision for purposes of safety and soundness supervision and examination and CFPB supervision and examination for purposes of consumer financial regulatory compliance. See “-Recent Regulatory Developments-Change in Thrift Supervisory Structure” above.
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
A savings and loan holding company is required to serve as a source of financial and managerial strength to its subsidiary savings associations.
As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that EverBank continues to satisfy the Qualified Thrift Lender (QTL), test. See “-Regulation of Savings Associations-QTL Test” below for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended (BHC Act), subject to the prior approval of the FRB, and to other activities authorized by regulation. A multiple savings and loan holding company that meets applicable capital, supervisory and other standards under applicable FRB regulations may elect to be treated as a financial holding company and engage in the broader range of financial activities permissible for a financial holding company under the BHC Act. We do not currently rely on our unitary savings and loan holding company status to engage in business activities that would not be permissible for a multiple savings and loan holding company.
Transactions between EverBank, including any of EverBank’s subsidiaries, and us or any of EverBank’s affiliates, are subject to various conditions and limitations. See “-Regulation of Savings Associations-Transactions with Related Parties” below. EverBank must seek approval from the FRB prior to any declaration of the payment of any dividends or other capital distributions to us. See “-Regulation of Savings Associations-Limitation on Capital Distributions” below.
EverBank
EverBank is a federal savings association and, as such, is subject to extensive regulation, examination and supervision. Prior to July 21, 2011, EverBank’s primary regulator was the OTS. As noted above, as of July 21, 2011, supervision of EverBank as a federal thrift was transferred to the OCC. See “-Recent Regulatory Developments-Change in Thrift Supervisory Structure” above. EverBank also is subject to backup examination and supervision authority by the FDIC, as its deposit insurer. In addition, EverBank is subject to regulation and supervision by the CFPB with regard to federal consumer financial laws.
EverBank’s deposit accounts are insured up to applicable limits by the DIF, which is administered by the FDIC. EverBank must file reports with its federal regulators concerning its activities and financial condition. Additionally, EverBank must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OCC and the FDIC are responsible for conducting periodic examinations to assess EverBank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The OCC and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the federal banking regulators or U.S. Congress, could have a material adverse impact on us, EverBank and our operations.
The following discussion is intended to be a summary of the material banking statutes and regulations currently applicable to EverBank. The following discussion does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to EverBank. The following discussion must be considered in light of the risks associated with the Dodd-Frank Act described under “Risk Factors”.
Regulation of Savings Associations
Business Activities. EverBank derives its lending and investment powers from HOLA and the regulations thereunder, which are enforced by the OCC. Under these laws and regulations, EverBank currently may invest in:

•	mortgage loans secured by residential and commercial real estate;

•	commercial and consumer loans;

•	certain types of debt securities; and

•	certain other assets.
EverBank may also establish service corporations to engage in activities not otherwise permissible for EverBank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by EverBank to meet certain marketability and credit quality rating criteria and that limit EverBank’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
The Dodd-Frank Act amended the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit insured depository institutions (such as EverBank) and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The FRB adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the FRB issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. During our evaluation of the impact of these changes, investments with a carrying value of $257.2 million, at December 31, 2013, were identified that may be required to be sold. As a result, we were required to record an other than temporary impairment (OTTI) of $3.3 million as we were no longer able to assert that we will hold until recovery. We continue to evaluate the Volcker Rule and the final rules adopted thereunder. Although we are continuing to evaluate further impacts of the Volcker Rule and the final rules adopted thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and EverBank.
Loans to One Borrower. Under HOLA, federal savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers (which also includes credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions) outstanding at one time and not fully secured by collateral may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2013, EverBank’s limit on loans to one borrower was approximately $246.2 million and $164.1 million, for the 15% limitation and 10% limitation, respectively. At December 31, 2013, EverBank’s largest aggregate amount of loans to a single borrower was $100.0 million, with seven separate borrowers each having total loans in this amount. At December 31, 2013, six of these lending relationships were with clients of our mortgage warehouse finance area and one lending relationship was with a client of our lender finance area. All seven of these loan relationships were performing in accordance with the terms of their loan agreements as of December 31, 2013.
QTL Test. HOLA requires a federal savings association to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every 12 months. A federal savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. A thrift that fails the QTL test is subject to the general dividend restrictions that would apply to a national bank and is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift and specifically approved by the OCC and the FRB. In addition, violations of the QTL test are treated as violations of HOLA subject to remedial enforcement action. At December 31, 2013, EverBank maintained approximately 75.0% of its portfolio assets in qualified thrift investments. EverBank had also satisfied the QTL test in each of the twelve months prior to December 31, 2013 and, therefore, was a QTL.
Capital Requirements. Federal banking regulations currently require savings associations to meet three minimum capital standards:

•	a tangible capital requirement for federal savings associations to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement;

•	for federal savings associations assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

•
for federal savings associations assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the federal savings association; and

•	a risk-based capital requirement for savings associations to have capital in an amount equal to at least 8% of risk-weighted assets.
In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a federal savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by capital regulations. The OCC monitors the risk management of individual institutions. The OCC may impose a higher individual minimum capital requirement on institutions that it believes exhibit a higher degree of risk.
There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings associations that are applicable to EverBank. However, as noted above and below, the FRB has issued final regulations implementing regulatory capital requirements applicable to savings and loan holding companies effective January 1, 2015. See "Recent Regulatory Developments--Dodd-Frank Act--Basel III" above.
At December 31, 2013, EverBank exceeded all applicable regulatory capital requirements.
Limitation on Capital Distributions. Federal banking regulations currently impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.
We are a legal entity separate and distinct from EverBank, and the OCC regulates all capital distributions by EverBank directly or indirectly to us, including dividend payments. For example, EverBank currently must obtain the approval of the OCC for a proposed capital distribution if the total amount of all of EverBank’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds EverBank’s net income for that year-to-date period plus EverBank’s retained net income for the preceding two years. In the event EverBank is not required under applicable banking regulations to obtain OCC approval, EverBank must give prior notice of the dividend to the FRB, with a copy to the OCC, because EverBank is a subsidiary of a savings and loan holding company.
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
Assessments. The OCC charges assessments to recover the costs of examining savings associations and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings associations and their affiliates.
In establishing the amount of an assessment, the OCC may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate. Under current OCC regulations, the assessments charged to savings associations by the OCC are based on the same assessment schedule as is used for national banks. Assessments are due on March 31 and September 30 of each year. The semiannual assessment is based on an institution’s asset size and is calculated using a table and formula set forth in the OCC’s regulations. The OCC sets the specific rates each year. The OCC applies a condition-based surcharge to the semiannual assessment for institutions with a composite rating of 3, 4 or 5. The condition surcharge is determined by multiplying the general semiannual assessment by 1.5, in the case of any institution that receives a composite rating of 3, and 2.0 in the case of any institution that receives a composite rating of 4 or 5. The condition surcharge is assessed against, and limited to, the first $20 billion of the institution’s book assets.
Various agencies have the authority to assess additional supervision fees.
Branching. Subject to certain limitations, HOLA and regulations thereunder permit federally chartered savings associations to establish branches in any state or territory of the United States.
Transactions with Related Parties. EverBank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, (FRA). The applicable regulations for savings associations regarding transactions with affiliates generally conform to the requirements of the FRB's Regulation W, which is applicable to national banks and state-chartered member banks. In general, an affiliate of a federal savings association is any company that controls, is controlled by, or is under common control with, the savings association, other than the savings association’s subsidiaries. For instance, we are deemed an affiliate of EverBank under these regulations.
Generally, Section 23A limits the extent to which a federal savings association may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the federal savings association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of the federal savings association’s capital stock and surplus. Covered transactions are defined to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, derivatives transactions and securities lending transactions where the bank has credit exposure to an affiliate, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the federal savings association, as those prevailing at the time for transactions with or involving non-affiliates. Additionally, under the applicable regulations, a federal savings association is prohibited from:

•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and

•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.
Restrictions also apply to extensions of credit to insiders, and such extensions of credit include, for example, credit exposure arising from derivatives transactions, and to the purchase of assets from insiders.
Tying Arrangements. EverBank is prohibited, subject to certain exceptions, from making loans or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a client obtain some additional service from an affiliate or not obtain services from one of our competitors.
Enforcement. Under the FDIA, the OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any stockholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured depository institution or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, civil money penalty, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. Additionally, the FRB has similar enforcement authority with regard to savings and loan holding companies and their institution-affiliated parties. The bank regulatory agencies are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.
Examination. The Company and EverBank are subject to periodic examinations covering many areas by the FRB and the OCC, respectively, and EverBank is subject to periodic examination by the CFPB for purposes of compliance with federal consumer financial laws. A savings institution must demonstrate its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management may be considered in the scope and intensity of examinations of the institution.
Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the federal bank regulatory agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, or the Guidelines. The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. Currently, if the OCC determines that a federal savings association fails to meet any standard established by the Guidelines, then the OCC may require the federal savings association to submit to the OCC an acceptable plan to achieve compliance. If the federal savings association fails to comply, the OCC may seek an enforcement order in judicial proceedings and impose civil monetary penalties.

In January 2014, the OCC proposed guidelines to establish minimum standards for risk governance that would apply to national banks and federal savings associations with $50 billion or more of average consolidated assets, as well as to smaller institutions that the OCC determines are highly complex or present a heightened risk. While EverBank currently has less than $50 billion in assets, it is not yet known how frequently, or in what instances, the OCC would apply the guidelines to smaller institutions or whether the OCC will develop separate guidelines for smaller institutions in the future.
Prompt Corrective Regulatory Action. Under the Prompt Corrective Action regulations applicable to federal savings associations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, such as requiring compliance with a capital restoration plan, restricting dividends, asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a federal savings association’s capital deteriorates. savings associations are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A savings association’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the savings association’s overall financial condition or prospects for other purposes. Generally, a federal savings association is categorized as “well capitalized” if:

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

The OCC categorized EverBank as “well capitalized” following its last examination. At December 31, 2013, EverBank exceeded all regulatory capital requirements and was considered to be “well capitalized” with a Tier 1 leverage ratio of 9.0%, a total risk-based capital ratio of 14.3%, and a Tier 1 risk-based capital ratio of 13.8%. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in the event that asset quality deteriorates.
With respect to EverBank, effective January 1, 2015, the Basel III Capital Rules revise the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
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
As a member of the FHLB, EverBank is required to acquire and hold shares of capital stock in the FHLB. EverBank was in compliance with this requirement with an investment in FHLB stock of $125.9 million and $155.9 million as of December 31, 2013 and December 31, 2012, respectively. EverBank’s capital stock in FHLB includes $107.7 million purchased during 2013 and $145.1 million purchased during 2012. The FHLB repurchased $137.7 million in 2013 and $85.5 million in 2012.
For the year ended December 31, 2013, the FHLB paid dividends of $3.4 million on the capital stock held by EverBank. During the year ended December 31, 2012, the FHLB paid dividends of approximately $1.8 million on the capital stock held by EverBank.
Federal Reserve System. EverBank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. Currently, savings associations must maintain reserves against transaction accounts (primarily negotiable order of withdrawal and regular interest and noninterest-bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. EverBank is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.
Deposit Insurance
EverBank is a member of the FDIC, and its deposits are insured through the DIF up to the amount permitted by law. EverBank is thus subject to FDIC deposit insurance premium assessments. The assessment base upon which insurance assessments are based is average consolidated total assets less the average tangible equity of the insured depository institution. Assessment rates for large depository institutions, such as EverBank, are calculated using a “scorecard” that combines the supervisory risk ratings of the institution with certain forward-looking financial measures. The assessment rates are subject to adjustments based upon the insured depository institution’s ratio of: (1) long-term unsecured debt to the assessment base, (2) long-term unsecured debt issued by other insured depository institutions to the assessment base, and (3) brokered deposits to the assessment base. However, the adjustments based on brokered deposits to the assessment base will not apply so long as the institution is well capitalized and has a composite CAMELS rating of 1 or 2. The FDIC may make additional discretionary assessment rate adjustments.
The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the long-range, minimum target reserve ratio at 2%.
The FDIC also collects a deposit-based assessment from insured depository institutions on behalf of The Financing Corporation. The funds from these assessments are used to service debt issued by The Financing Corporation in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The Financing Corporation annualized assessment rate is set quarterly and in the fourth quarter of 2013 was $0.0062 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
Other Statutes and Regulations
The Company and EverBank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important include:
Bank Secrecy Act of 1970-Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program; and testing of the program by an independent audit function. The Company and EverBank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and client identification in their dealings with foreign financial institutions and foreign clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications. Failure of a financial institution to comply with anti-money laundering obligations could have serious legal, reputational and financial consequences for the institution. The regulatory authorities have imposed “cease and desist” orders and civil monetary penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Community Reinvestment Act. EverBank is subject to the Community Reinvestment Act of 1977, as amended (CRA), and related regulations. The CRA states that all banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA also charges the federal banking regulators, in connection with the examination of the institution or the evaluation of certain regulatory applications filed by the institution, with the responsibility to assess the institution’s record of fulfilling its obligations under the CRA. The federal banking regulators assign an institution a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory agency’s assessment of the institution’s record is made available to the public. EverBank received a “satisfactory” rating following its most recent CRA examination.
Privacy and Data Security. Federal banking laws generally prohibit disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than federal law. Under federal law, federal regulators, including the OCC, must prescribe standards for the security of consumer information. EverBank is subject to such standards, as well as standards for notifying clients in the event of a security breach. Under federal law, EverBank must disclose its privacy policy to consumers, permit clients to opt out of having nonpublic client information disclosed to third parties in certain circumstances, and allow clients to opt out of receiving marketing solicitations based on information about the client received from another subsidiary. States may adopt more extensive privacy protections. EverBank is similarly required to have an information security program to safeguard the confidentiality and security of client information and to ensure proper disposal. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused.
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
Under the Credit Card Accountability, Responsibility and Disclosure (CARD) Act, which took effect in 2010, EverBank is subject to additional requirements regarding credit card rates, fees and other terms. Among the requirements are (1) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (2) a ban on interest rate increases in the first year; (3) an opt-in for over-the-limit charges; (4) caps on high fee cards; (5) greater limits on the issuance of cards to persons below the age of 21; (6) new rules on monthly statements and payment due dates and the crediting of payments; and (7) the application of new rates only to new charges and of payments to higher rate charges.
Under rules regarding overdraft charges for debit card and automatic teller machine (ATM), automatic overdraft protection arrangements are prohibited, and banks must notify and obtain the consent of clients before enrolling them in an overdraft protection plan. These rules do not apply to overdraft protection on checks or to automatic bill payments.
As a result of the recent turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. If made final, any or all of these proposals could have a negative effect on the financial performance of EverBank’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that EverBank can originate and sell into the secondary market and impairing EverBank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.
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
EverBank will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the CFPB and the potentially significant rollback of federal preemption of state laws in the area.
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

Employees
As of December 31, 2013, we had approximately 4,000 employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
Website Access
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at www.abouteverbank.com/ir as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Code of Business Conduct and Ethics is available on our website at www.abouteverbank.com/ir. Printed copies of this information may be obtained, without charge, by written request to our Investor Relations department at 501 Riverside Avenue, Jacksonville, FL 32202.
Item 1A. Risk Factors
Risks Related to Our Business
General business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recession that began in 2007 or if we experience worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could hinder the U.S. economic recovery. Financial markets remain concerned about the ability of certain European countries to finance and service their debt and about recent currency devaluations and inflation in certain emerging markets. The default by any one of these countries on their debt payments and deteriorating conditions in other countries could lead to weaker economic conditions in the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities, or GSEs. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.

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
Most of our assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Our operating results depend to a great extent on our net interest margin, which is the difference between the amount of interest income we earn and the amount of interest expense we incur. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income, and therefore our earnings, would be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. A strengthening U.S. economy could cause the FRB to increase short-term interest rates, which would increase our borrowing costs and may reduce our profit margins. A sustained low interest rate environment could cause many of our loans subject to adjustable rates to reprice downward to lower interest rates, which would decrease our loan yields and reduce our profit margins. Alternatively, mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates.
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
Despite historically low interest rates and signs of a recovering real estate market, weak employment and slow economic growth have continued. We maintain an allowance for loan and lease losses (ALLL), which is a reserve established through a provision for loan and lease loss expense that represents management’s best estimate of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s judgment with respect to:

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
In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any adjustments made to the ALLL resulting from regulatory review would still result in an adjustment to the ALLL in accordance with GAAP. If charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional provisions to increase the allowance for loan and lease losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

We have undertaken certain actions to reposition our business in recent periods and these actions may be unsuccessful or may not fully achieve the results that we have intended.

In 2013, we exited our wholesale lending business. In addition, during 2013 we also consolidated all of our commercial lending activities under a realigned leadership team based on our belief that this sales and reporting structure will help to drive efficiency and enhance our focus on cross-sell opportunities in markets where we have strong residential lending and deposit clients.

During the fourth quarter 2013, we entered into agreements to sell our default servicing operations and the rights to service and subservice UPB of $20.3 billion to Green Tree Servicing LLC, a subsidiary of Walter Investment Management Corp. In connection with the sale of the MSR, we need to receive approvals from certain investors, including Fannie Mae and Freddie Mac, as well as the Federal Housing Finance Agency, which approvals have not yet been received. We believe this sale, along with our wholesale broker lending exit, enhances the efficiency of our mortgage banking business and realigns our mortgage banking focus on our core preferred jumbo offering.

The success of these repositioning activities will depend, in part, on our ability to realize the anticipated benefits and cost savings from disposing of and centralizing the operation of these businesses. However, to realize these anticipated benefits and cost savings, we must successfully execute the transactions as planned and reduce related expenses and salary costs on the expected timeline which may not be possible because of evolving market and regulatory conditions and delays in obtaining, or the inability to obtain, required regulatory approvals. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the repositioning activities may not be realized fully or at all or may take longer to realize than expected.

The sale of the MSR to Green Tree is subject to the satisfaction of certain closing conditions that if not satisfied may prevent the completion of the transaction, which could have a material adverse impact on our financial results.

The sale of the MSR to Green Tree Servicing LLC is subject to the satisfaction of certain closing conditions that are beyond our control, including the receipt of approvals from certain investors, including Fannie Mae and Freddie Mac, as well as the Federal Housing Finance Agency. If these closing conditions are not satisfied, we may be unable to complete the sale transaction and as a result we may retain both the servicing with respect to the MSR, and the default servicing platform. To the extent that we are unable to sell the MSR and the platform, we may fail to recognize the cost reductions previously anticipated. The failure to consummate the proposed transactions with Green Tree Servicing LLC could have a material adverse impact on our financial results.
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
In prior periods we have seen elevated residential mortgage refinancing activity due to historically low interest rates as well as due to government programs such as Home Affordable Modification Program (HAMP) and Home Affordable Refinancing Program (HARP). During 2013, we experienced heightened demand for mortgage loans by investors in the secondary market as a result of historically low interest rates and favorable risk adjusted yield on mortgage assets relative to other investments. This expanded secondary market activity has resulted in attractive resale opportunities which have resulted in elevated gain on sale of loans income during the year ended December 31, 2013.
More recently the FRB has indicated that it would phase out quantitative easing. As a result long-term interest rates rose during late 2013. In a rising interest rate environment, we would expect that refinancing volumes would decline, which could cause our originations of mortgage loans held for sale to decrease along with our gain on sale of loans.
The returns on our government insured mortgage pool buyouts could decrease as a result of changes in foreclosure timelines and costs.
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
We expect loans that go through the foreclosure process will be settled generally within one to two years depending on the state’s foreclosure timelines. Changes to foreclosure regulations, bankruptcy proceedings, loss mitigation requirements and our inability to timely process foreclosures could extend the duration that these loans are held on our balance sheet. To the extent these risks extend the duration, our foreclosure costs and net interest margin could be negatively impacted. Operational capacity poses a risk to the claim through missed servicing milestones. Servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk).
Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
At December 31, 2013, our commercial real estate loans, net of discounts, were $3.2 billion, or approximately 24% of our total loan portfolio, net of allowances. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure to pay on time by our borrowers would adversely affect our results of operations and cash flows.
A significant portion of our loan portfolio is concentrated in California and Florida and events or circumstances which adversely affect the economies or real estate values in those states could adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2013, approximately 27% and 10% of our residential loan portfolio was secured by real estate located in California and Florida, respectively, and 19% and 15% of our commercial and commercial real estate portfolios were secured by businesses and real estate located in California and Florida, respectively. Our loan concentration in these states subjects us to risk that a downturn in the local economy in either California or Florida could result in increases in delinquencies and foreclosures or losses on these loans. In addition, the occurrence of natural disasters in California or Florida, such as earthquakes or hurricanes, or man-made disasters, could result in a decline in the value or destruction of our mortgaged properties and an increase in the risk of delinquencies or foreclosures. The occurrence of any one of these factors could result in a material adverse effect on our business, results of operations and financial condition.
We may become subject to additional risks as a result of the growth of our commercial lending business.
Our expansion into commercial lending could expose us to new markets where we have little commercial experience, which could result in losses that would affect our financial results. Historically we have originated commercial loans mostly in Florida, however over the past several years, we have developed a platform to generate commercial loans across the country. If we do not maintain strong underwriting standards as we have in the past, we may suffer losses if these loans fail to perform.
Conditions in the residential real estate market and higher than normal delinquency and default rates could adversely affect our business.
The origination and servicing of residential mortgages is a significant component of our business and our earnings may be adversely affected if real estate markets weaken and delinquency and default rates increase. If the frequency and severity of our loan delinquencies and default rates increase, we could experience losses on loans held for investment and on newly originated or purchased loans that we hold for sale. We may need to further increase our reserves for foreclosures if foreclosure rates increase.

A deteriorating real estate market and higher than normal delinquency and default rates on loans have other adverse consequences for our mortgage banking business, including:

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
We may be required to repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties from our sales of loans we originate and servicing of loans originated by other parties. We conduct these activities under contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and similar matters. We may be required to repurchase mortgage loans with identified defects, indemnify the investor or guarantor, or reimburse the investor for credit loss incurred on the loan in the event of a material breach of such contractual representations or warranties.
We experienced increased levels of repurchase demands beginning in 2010, which has led to material increases in our loan repurchase reserves relative to historical levels. We may need to increase such reserves in the future, which would adversely affect net income. As of December 31, 2013, 2012 and 2011, our loan repurchase reserve for loans that we sold or securitized was $20.2 million, $27.0 million and $32.0 million, respectively, representing a 25% decrease during 2013 and a 16% decrease during 2012.

In addition, we also service residential mortgage loans where a GSE is the owner of the underlying mortgage loan asset. Prior to late 2009, we had not historically experienced a significant amount of repurchases related to the servicing of mortgage loans as we were indemnified by the seller of the servicing rights, but due to the failures of several of our counterparties, we have since experienced losses related to the repurchase of loans from GSEs and subsequent disposal or payment demands from the GSEs. As of December 31, 2013, 2012 and 2011, our reserve for servicing repurchase losses was $23.7 million, $26.0 million and $30.4 million, respectively, representing a 9% decrease during 2013 and a 14% decrease during 2012.
Recent foreclosure-related litigation may also present risks to us. A recent decision in the Southern District of New York in 2012 related to residential mortgage-backed security (RMBS), repurchase claims, could result in increased litigation.  The plaintiff in the case sought to establish breaches of representations and warranties in large RMBS loan pools using small loan samples rather than proving a breach of every loan in the loan pool in order to exercise their repurchase right.  The court ruled in favor of the plaintiff and concluded that relying on a small sample of loans is permissible, which indicates that loan pool repurchase claims may become more plaintiff-friendly and easier to prove and could increase our exposure to repurchase-related claims.
Moreover, increased enforcement activity related to Federal Housing Administration (FHA)-insured loans may present risk to us under the federal False Claims Act and other similar federal laws. While the U.S. Department of Housing and Urban Development (HUD) may use its authority to seek civil money penalties, request indemnification of FHA insurance claims, and impose other penalties related to origination and servicing deficiencies in FHA loans, the U.S. Department of Justice (DOJ) has recently entered into several major agreements with FHA lenders to settle allegations of false claims in connection with the underwriting of FHA-insured loans and compliance with other FHA program requirements. These settlement agreements have resulted in hundreds of millions of dollars in settlement payments to the United States and HUD, as well as dedicated funds to be used for borrower assistance. As the False Claims Act permits the federal government to recover treble damages for claims based on false certifications, the potential liability for an FHA lender submitting insurance claims on the loans it originates could be significant.
If future repurchase demands remain at heightened levels or further increase, the severity of the repurchase requests increase, our success at appealing repurchase or other requests differs from past experience, or we are faced with increased FHA enforcement, we may need to increase our loan repurchase reserves, and increased repurchase obligations could adversely affect our financial position and results of operations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loans Subject to Representations and Warranties.”
Our concentration of mass-affluent clients and “jumbo” mortgages in our residential mortgage portfolio makes us particularly vulnerable to a downturn in high-end real estate values and economic factors disproportionately affecting affluent consumers of financial services.
The FHA, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” loans, which may not exceed certain principal amount thresholds. As of December 31, 2013, a majority of our residential mortgage loans held for investment that are not government insured was comprised of “jumbo” loans based on the current threshold of $417,000 in most states, and 91% of the carrying value of our securities portfolio was comprised of residential nonagency investment securities, substantially all of which are backed by jumbo loans. Jumbo loans have principal balances exceeding the thresholds of the agencies described above, and tend to be less liquid than conforming loans, which may make it more difficult for us to rapidly rebalance our portfolio and risk profile than is the case for financial institutions with higher concentrations of conforming loan assets. In addition real estate securing jumbo loans tends to be concentrated in certain limited markets and real estate prices in those markets have historically been more volatile that in the median price range markets, which affects the default rates of these mortgages and the marketability of jumbo mortgages to investors. As a result, liquidity in the capital markets for such assets could be diminished and we could be faced with an inability to dispose of such assets or fully recover our losses in the event of a default.
Hedging strategies that we use to manage our mortgage pipeline may be ineffective to mitigate the risk of changes in interest rates.
We typically use derivatives and other instruments to hedge a portion of our mortgage banking interest rate risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates, London Interbank Offered Rate (LIBOR), or Eurodollars that may not perfectly correlate with the value or income being hedged. Our mortgage pipeline consists of our commitments to purchase mortgage loans, or interest rate locks, and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the client locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we economically hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements, selling forward Fannie Mae or Freddie Mac mortgage-backed securities (MBS) or using other derivative instruments to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. We generally do not hedge all of the interest rate risk on our mortgage portfolio and have not historically hedged the risk of changes in the fair value of our MSR resulting from changes in interest rates. To the extent we fail to appropriately reduce our exposure to interest rate changes, our financial results may be adversely affected.
We could recognize realized and unrealized losses on securities held in our securities portfolio, particularly if economic and market conditions deteriorate.
As of December 31, 2013, the fair value of our securities portfolio was approximately $1.2 billion, of which approximately 91% was comprised of residential nonagency investment securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. Any of these factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
Pursuant to an agreement between us and Sageview Partners L.P., (Sageview), Sageview has the right to designate a representative to be included in management’s slate of nominees recommended to stockholders of the Company for election as a member of our Board of Directors and has the right to appoint an observer who is permitted to attend meetings of our Board of Directors. In addition pursuant to an agreement between us and Lovett Miller Venture Fund II, Limited Partnership and Lovett Miller Venture Fund III, Limited Partnership, or together, Lovett Miller, Lovett Miller has the right to appoint an observer who is permitted to attend meetings of our Board of Directors.
These director nomination rights and observer rights will generally survive for each of Sageview and Lovett Miller, respectively, so long as such stockholder continues to own a specified percentage of the Company’s common stock. As of December 31, 2013, Lovett Miller owns 842,546 shares of our common stock, or 0.69%, and Sageview owns 12,912,230 shares of our common stock, or 10.53%. As a result of their significant holdings of our common stock, and, in the case of Sageview, its right to designate members of our Board of Directors, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our other stockholders’ best interests.
We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
We have issued one series of preferred stock, the Series A Preferred Stock. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.
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
Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our client information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe that we are in compliance with all applicable privacy and data security laws, an incident could put our client confidential information at risk.
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
As of December 31, 2013, we had outstanding market-based deposits of $1.0 billion, representing approximately 8% of our total deposits, the significant majority of which are WorldCurrency® deposits. Many of our WorldCurrency® depositors have chosen that family of products in order to diversify their portfolios with respect to foreign currencies. Appreciation of the U.S. dollar relative to foreign currencies, political and economic disruptions in foreign markets or significant changes in commodity prices or securities indices could significantly reduce the demand for our WorldCurrency® and other market-based products as well as a devaluation of these deposit balances, which could have a material adverse effect on our liquidity and results of operations. In addition, although we routinely use derivatives to offset changes to our deposit obligations due to fluctuations in currency exchange rates, commodity prices or securities indices to which these products are linked, these derivatives may not be effective. To the extent that these derivatives do not offset changes to our deposit obligations, our financial results may be adversely affected.
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
In recent years, we have completed several significant transactions, including the acquisitions of MetLife Bank’s warehouse finance business and Business Property Lending from GECC in 2012, Tygris and Bank of Florida in 2010, the acquisition of a number of residential mortgage loan and securities portfolios in 2008 and 2009 and the divestiture of our reverse mortgage operations in 2008. These transactions, along with equity capital infusions, have significantly expanded our asset and capital base, product mix and distribution channels. We also benefited from significant purchase price discounts from certain of these transactions, which are highly accretive to our earnings and which may not be available in the future. Over the longer-term, we expect margins on loans to revert to longer-term historical levels.
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
We may not be able to sustain our historical rate of growth or grow our business at all. Because of the weak economic recovery and governmental intervention in the credit markets and mortgage lending industry, as well as increased delinquencies, it will be difficult for us to replicate our historical earnings growth as we continue to expand. We have benefited from the ongoing low interest rate environment, which has provided us with high net interest margins which we use to grow our business. Higher rates would compress our margins and may impact our ability to grow. Consequently, our historical results of operations will not necessarily be indicative of our future operations.
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
We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, correspondent lenders, other vendors and our employees.
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

On April 13, 2011, we and EverBank each entered into a consent order with the OTS with respect to EverBank’s mortgage foreclosure practices and our oversight of those practices. The consent orders required, among other things, that we establish a new compliance program for our mortgage servicing and foreclosure operations and that we ensure that we have dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. We were also required to retain an independent firm to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate. We are working to fulfill the requirements of the consent orders. In response to the consent orders, we have established an oversight committee of the Board of Directors to monitor the implementation of the actions required by the consent orders. Furthermore, we have enhanced and updated several policies, procedures, processes and controls to help ensure the mitigation of the findings of the consent orders, and submitted them to the FRB and the OCC (the applicable successors to the OTS) for review. In addition, we have enhanced our third-party vendor management system and our compliance program, hired additional personnel and retained an independent firm to conduct foreclosure reviews.
In August 2013, EverBank reached an agreement with the OCC which ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement includes a cash payment of approximately $39.9 million made by EverBank to a settlement fund, which provides relief to qualified borrowers. In addition, we will contribute approximately $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices and it does not protect us from potential individual borrower claims or class actions lawsuits, which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification. We may be subject to civil monetary penalties with respect to the consent order, but the federal banking agencies have not indicated what the amount of any such penalties would be.
In October 2013, we, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that we provide the OCC with an action plan to identify errors and remediate any borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. EverBank submitted its action plan in 2013, and as of December 31, 2013, EverBank has accrued approximately $4 million for potential remediation payments to be made to borrowers. Any remedies or penalties that may be imposed on us as a result or arising out of the consent order, the action plan, or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our securities.
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
In addition, in January 2013, the CFPB issued final rules that are effective as of January 2014 and that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. As a result of these new regulations, we will likely see increased regulatory and compliance costs, which we may not be able to pass on to consumers.
We will soon be subject to more stringent capital standards.
We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.
In particular, the capital requirements applicable to us and EverBank under the recently adopted Basel III Capital Rules will begin to be phased-in starting in 2015. Once these new rules take effect, EverBank will be required to satisfy additional, more stringent, capital adequacy standards than it has in the past, and we, as a savings and loan holding company, will be subject to consolidated risk-based capital requirements for the first time. The Basel III Capital Rules, among other things, limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios. MSR currently comprise a significant portion of our regulatory capital. At December 31, 2013, our net MSR totaled $506.7 million. For a more detailed description of the Basel III Capital Rules, see “Regulation and Supervision.” Additionally, stress testing requirements may have the effect of requiring us or EverBank to comply with the requirements of the Basel III Capital Rules, or potentially even greater capital requirements, sooner than expected. While we and EverBank expect to meet the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, we or EverBank may fail to do so. In that case, we may be required to raise additional capital at less attractive terms. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our earnings and return on equity.
Unfavorable results from ongoing stress tests conducted by us may adversely affect our ability to retain clients or compete for new business opportunities.
According to final rules from the FRB and OCC, we and EverBank will be required to publish a summary of the results of annual company-run stress tests conducted using data as of each September 30 by June of the following year. This process began in 2013 for EverBank and will repeat in each subsequent year. This process will begin in 2016 for us. Published summary results will be required to include certain measures that evaluate our and EverBank’s ability to absorb losses in severely adverse economic and financial conditions. We cannot predict how our clients will interpret and react to the published summary of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain clients or to effectively compete for new business opportunities. The inability to attract and retain clients or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
Additionally, our regulators may require us or EverBank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current shareholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.

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
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	limit the ability of a person to own, control or have the power to vote more than 9.9% of our voting securities;

•	establish a classified board of directors, with directors of each class serving a three-year term;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws.
In addition, there are substantial regulatory limitations on changes of control of savings and loan holding companies and federal savings associations. Any company that acquires control of a savings association becomes a “savings and loan holding company” subject to registration, examination and regulation by the FRB. “Control,” as defined under federal banking regulations, includes ownership or control of shares, or holding irrevocable proxies (or a combination thereof), representing 25% or more of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the FRB that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Further, an acquisition of 10% or more of our common stock creates a rebuttable presumption of “control” under federal banking regulations. Additionally, there may be enhanced scrutiny of investments of less than 5% or more of any class of our common stock if certain control factors are present, including the amount of the investor’s proposed total capital investment. These provisions could make it more difficult for a third party to acquire EverBank or us even if such an acquisition might be in the best interest of our stockholders.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease or sublease over 975,000 square feet of office, operations and retail space in 107 locations in 23 states. We also sublease out to third parties approximately 53,000 square feet of our leased space. We own one financial center in Naples, Florida and we own one office space in Jacksonville, Florida.
Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida 32202. At this location we lease approximately 47,500 square feet under a lease that expires on June 30, 2017. We occupy one of our four Jacksonville financial centers at this location, occupying approximately 3,300 square feet under a separate lease that expires on June 30, 2017. We also occupy approximately 22,000 square feet of additional office space at this location, approximately 3,100 square feet of which is under a lease that expires on February 28, 2014, approximately 13,200 square feet of which is under a lease which expires on April 30, 2014, and approximately 5,700 square feet of which is under a lease that expires on May 31, 2016.
In addition to our headquarters, we conduct a majority of our mortgage operations and all of our mortgage servicing activities in Jacksonville, Florida.
We conduct the banking functions associated with our consumer direct channel in St. Louis, Missouri, our deposit operations are in Islandia, New York, our commercial finance activities are in Parsippany, New Jersey, our warehouse finance activities are in Boston, Massachusetts and Jacksonville, Florida and our commercial lending activities are conducted in Redmond, Washington and St. Louis, Missouri.
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
On April 13, 2011, the court issued an order denying the plaintiff's motion for summary judgment and denying in part and granting in part EverBank's motion for summary judgment. The court agreed with EverBank that it did not breach the agreement as to the conversion rate paid to its customers. However, the court found it premature to establish that, based on the rulings as to the appropriateness of the closure rate, there is no other plausible damages theory. The court found that the plaintiffs could argue there is another date at which the measurement of damages is appropriate. On October 31, 2011 the parties served cross motions for summary judgment on whether EverBank breached its contract with the plaintiff by (1) failing to properly terminate the CD accounts and (2) improperly relying on the force majeure clause to close accounts. Plaintiff also argued that the closure of the Krona CDs constituted an amendment to the Terms and Conditions that required 30 days' notice under the Truth in Savings Act. On March 9, 2012, the Court entered an Order Granting Defendants Motion for Summary Judgment, finding that EverBank was permitted to close the customers Icelandic Krona CDs without notice to avoid losses to the customers or the bank. On September 7, 2012, Plaintiff filed a brief appealing the lower court's granting of summary judgment in favor of EverBank. On October 9, 2012, EverBank filed its responsive brief and on November 9, 2012 Plaintiff's reply brief was filed. Oral argument before the Ninth Circuit Court of Appeals occurred on February 14, 2014. We continue to believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Arkansas Class Action
In October 2012, a putative class action lawsuit, entitled Martha Smith in her Official Capacity as Circuit Clerk and Recorder of Clark County, Arkansas v. No Trustee On Deed Of Trust, Wilson and Associates, PLLC, EverHome Mortgage Company, et al., was filed in the Circuit Court of Clark County, Arkansas. The complaint seeks declaratory and injunctive relief seeking to enjoin the defendants from recording documents without paying transfer taxes and affixing documentary stamps to the recorded documents. EverBank removed the case to federal court on November 7, 2012. On November 12, 2012, Plaintiff filed a motion to remand the proceeding back to state court and on December 3, 2012 EverBank filed its response in opposition. EverBank and other defendants filed a motion to dismiss on December 17, 2012. On September 4, 2013, the court adopted the magistrate’s report and remanded the case to state court. Defendants filed a motion to dismiss on October 9, 2013 and on October 21, 2013 plaintiff filed an amended complaint. Defendants filed a subsequent motion to dismiss on November 8, 2013. On November 25, plaintiff filed its opposition to the motion to dismiss and a motion for class certification. Defendants filed their response in opposition to class certification on January 3, 2014. On February 7, 2014, plaintiff filed a motion for partial summary judgment seeking a declaratory judgment that transfer taxes are owed on non-judicial foreclosure sales; a response is due February 28, 2014. A hearing on all pending motions is scheduled for April 16, 2014. We continue to believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Bock Material Patent Litigation
In April 2011, a complaint alleging patent infringement, entitled Joao Bock Transportation System, Inc. v. USAmeribank, EverBank, et al. was filed in the United States District Court for the Middle District of Florida. The plaintiff alleges it is the owner of a patent and that defendants, including EverBank, have infringed on such patent by activities associated with online banking and account management services. The plaintiff is seeking damages to compensate the plaintiff for the alleged infringement, costs and attorneys' fees and permanent injunctive relief. EverBank filed an answer on September 16, 2011. On May 5, 2013 the court granted defendants motion to stay the lawsuit pending the final resolution of an action brought against the vendor supplying EverBank with the services alleged to infringe the referenced patents. Pursuant to the agreement under which EverBank licenses the patent in question, EverBank is indemnified against all losses related to claims for patent infringement.
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County and later removed to federal court; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; (5) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court and subsequently removed to the U.S. District Court for the District of Oregon; (6) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to the United States District Court for the Eastern District of Pennsylvania; (7) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court, subsequently removed to the U.S. District Court, District of Minnesota and now on appeal to the United States Court of Appeals for the Eighth Circuit; and (8) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court where the court granted the defendants' motion to dismiss, and now stayed due to the bankruptcy filing of defendant GMAC. In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously. EverBank was previously subject to three additional lawsuits: (1) Christian County Clerk, et al. v. MERS and EverHome Mortgage Company filed in April 2011 in the United States District Court for the Western District of Kentucky, which was the subject of an appeal in the United States Court of Appeals for the Sixth Circuit that upheld the lower court's dismissal of the complaint; (2) County of Union Illinois, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the Circuit Court for the First Judicial Circuit, Union County, Illinois, later removed to federal court and which was the subject of an appeal in the United States Court of Appeals for the Seventh Circuit, which upheld the lower court's dismissal of the complaint; and (3) Macon County, Illinois v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al. filed in July 2012 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois, later removed to federal court and which was the subject of an appeal in the United States Court of Appeals for the Seventh Circuit, which upheld the lower court's dismissal of the complaint.
Peterson Class Action
In July 2011, plaintiffs filed a putative class action complaint entitled Purnie Ray Peterson, et al. v. CitiMortgage, Inc., et al., in the Fourth Judicial District, County of Hennepin, Minnesota against EverBank, EverHome Mortgage Company and other lenders and foreclosure counsel. The complaint alleges slander of title, breach of fiduciary duty, due process violation, fraud, negligent misrepresentation, conversion, civil conspiracy, unjust enrichment, and equitable estoppel. The plaintiffs assert that defendants do not have valid legal title to the original notes nor have physical possession of the same so the notes cannot be enforced and seek a determination that defendants have no lien interests in the properties and are permanently enjoined from failing to record assignments of securitized mortgage loans. The plaintiffs seek quiet title to their properties and a determination that defendants have invalid and voidable mortgages. The plaintiffs also seek a determination that defendants failed to pay appropriate filing fees, that plaintiffs' original notes are void, that all sums paid to defendants be returned, and that attorneys' fees and costs are awarded. On August 18, 2011, the lawsuit was removed to federal court and on August 29, 2011 a Joint Motion to Dismiss was filed by all defendants. A hearing on the Motion to Dismiss was heard on March 7, 2012. On May 31, 2012, the Court granted EverBank's Motion to Dismiss. Plaintiffs filed a Notice of Appeal on June 27, 2012 and their initial brief on August 16, 2012. Defendant's responsive brief was filed on October 17, 2012. On January 28, 2013 the appellate court affirmed the lower court's dismissal of the action. On February 11, 2013, plaintiffs filed a petition for rehearing en banc, which the court denied on March 14, 2013. Plaintiff failed to file a writ of certiorari within the required time frame and the case concluded prior to the end of the second quarter 2013.

Unified Messaging Material Patent Litigation

In February 2013, a complaint alleging patent infringement entitled Unified Messaging Systems, LLC. v. EverBank Financial Corp, was

filed in the United States District Court for the Southern District of Florida. The plaintiff alleges it is the owner of the '074, '141, '306, '313 and '148 patents and that EverBank has infringed on the patents through the use of webmail accessible via its website. EverBank filed its response to the complaint on April 29, 2013. A status conference was held September 27, 2013, and subsequent status conferences were held on November 26, 2013 and on January 17, 2014. The court has separated the defendants into Wave 1 and Wave 2, which includes EverBank. Currently, all dates for Wave 2 defendants are stayed until further order while the court addresses the claims against the Wave 1 defendants. Pursuant to the agreement under which EverBank licenses the patent in question, EverBank is indemnified against all losses related to claims for patent infringement.

Sarabi Class Action

On October 11, 2013, a putative class action entitled Mohammad Sarabi, Individually and on behalf of all others similarly situated v. EverBank Financial Corp was filed in the United States District Court for the Southern District of California. Plaintiff filed a putative class action lawsuit alleging negligent and knowing or willful violations of the Telephone Consumer Protection Act (TCPA). Plaintiff seeks injunctive relief prohibiting EverBank from violating the TCPA in the future as well as statutory damages. On December 17, 2013, plaintiff filed an amended complaint naming EverBank and dropping EverBank Financial Corp. Defendant filed an answer on December 20, 2013. A case management conference is scheduled for February 24, 2014. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.

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

	Market Price Range		Cash Dividends per Share
	High	Low
Year Ended December 31, 2013
First Quarter	$17.29	$12.75	$0.02
Second Quarter	17.00	13.93	0.02
Third Quarter	16.80	13.95	0.03
Fourth Quarter	18.75	13.99	0.03
Year Ended December 31, 2012
Second Quarter (from May 3, 2012)	$12.32	$10.23	$—
Third Quarter	14.11	9.40	0.02
Fourth Quarter	16.22	13.41	0.02
According to the records of our transfer agent, as of February 24, 2014, there were approximately 150 holders of record of our common stock.
Our Board of Directors considers the feasibility of paying a cash dividend to its stockholders on a quarterly basis. Based on general practice, dividends are declared upon completion of a quarter and, if declared, are paid prior to the end of the subsequent quarter. EverBank is subject to certain regulatory restrictions that may limit its ability to pay dividends to us and, therefore, our ability to pay dividends to our stockholders. EverBank must seek approval from the FRB prior to any declaration of the payment of any dividends or other capital distributions to us. EverBank may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notified EverBank that it is in need of more than normal supervision. Further, under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as EverBank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EverBank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an “unsafe and unsound” banking practice. In addition, we must make dividend payments on our preferred shares and any class or series of capital stock ranking senior to the common stock, as well as make interest payments or other payments due on indebtedness and debt securities, if any, before any dividends can be paid on the common stock.
See "Limitation on Capital Distributions" under "Supervision and Regulation" in Item 1 of this report and Note 16 and Note 27 to our Consolidated Financial Statements included in this report for more information.

EverBank Financial Corp Stock Performance Graph
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph and table by reference therein.
The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the Standard & Poor's (S&P) 500 Index and the S&P Banks Index from May 3, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2013. The graph assumes that $100 was invested on May 3, 2012 in our common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment assumes reinvestment of dividends.

Index	5/2/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
EverBank Financial Corp	100.0	108.7	137.9	149.6	154.7	166.5	150.9	185.2
S&P 500 Index	100.0	97.5	103.7	103.4	114.3	117.6	123.8	136.8
S&P Banks Index	100.0	98.2	104.6	101.9	111.5	123.6	124.6	138.2
Issuer Purchases of Securities
The Company did not repurchase any outstanding common shares during the year ended December 31, 2013.
Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with ”Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in this report to fully understand factors that may affect the comparability of the information presented below.
The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited Consolidated Financial Statements included in this report. The consolidated statements of operations for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this report.
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

	Year Ended December 31,
(in millions, except share and per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Interest income	$735.7	$655.6	$588.2	$612.5	$440.6
Interest expense	176.8	141.8	135.9	147.2	163.2
Net interest income	558.9	513.8	452.3	465.3	277.4
Provision for loan and lease losses(1)	12.0	32.0	49.7	79.3	121.9
Net interest income after provision for loan and lease losses	546.9	481.8	402.6	386.0	155.5
Noninterest income(2)	519.4	369.8	233.1	357.8	232.1
Noninterest expense(3)	848.2	735.6	554.2	493.9	299.2
Income before income taxes	218.0	116.0	81.5	249.9	88.4
Provision for income taxes	81.3	42.0	28.8	61.0	34.9
Net income from continuing operations	136.7	74.0	52.7	188.9	53.5
Discontinued operations, net of income taxes	—	—	—	—	(0.2)
Net income	$136.7	$74.0	$52.7	$188.9	$53.4
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	122,245	104,014	74,892	72,479	42,126
Diluted	123,949	105,951	77,506	74,589	43,299
Earnings from continuing operations per common share:
Basic	$1.04	$0.61	$0.55	$2.00	$0.80
Diluted	$1.02	$0.60	$0.54	$1.94	$0.78
Dividends declared per common share	$0.10	$0.04	$—	$—	$—
Tangible common equity per common share(4)	$11.57	$10.30	$10.12	$10.65	$8.54

	As of December 31,
(in millions)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$847.8	$443.9	$295.0	$1,169.2	$23.3
Investment securities	1,351.0	1,921.3	2,191.8	2,203.6	1,678.9
Loans held for sale	791.4	2,088.0	2,725.3	1,237.7	1,283.0
Loans and leases held for investment, net	13,189.0	12,423.0	6,441.5	6,005.6	4,072.7
Total assets	17,641.0	18,242.9	13,041.7	12,007.9	8,060.2
Deposits	13,261.3	13,142.4	10,265.8	9,683.1	6,315.3
Total liabilities	16,020.0	16,791.7	12,074.0	10,994.7	7,506.3
Total stockholders’ equity	1,621.0	1,451.2	967.7	1,013.2	553.9
_______

(1)
For the year ended December 31, 2013, provision for loan and lease losses includes a $3.2 million increase related to restructuring cost and a $0.2 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the year ended December 31, 2012, provision for loan and lease losses includes a $5.2 million increase in non-accretable discount related to Bank of Florida ACI, and a $6.0 million impact of adoption of troubled debt restructuring (TDR) guidance and policy change. For the year ended December 31, 2011, provision for loan and lease losses includes a $4.9 million increase in non-accretable discount related to Bank of Florida ACI, a $1.9 million impact of change in allowance for loan and leases losses (ALLL) methodology and a $10.0 million impact of adoption of TDR guidance and policy change. For the year ended December 31, 2010, provision for loan and lease losses includes a $6.2 million increase in non-accretable discount related to Bank of Florida ACI.

(2)
For the year ended December 31, 2013, noninterest income includes $95.0 million in recovery on MSR valuation allowance, $15.4 million in gain on early extinguishment of FHLB advances, a $5.9 million decrease related to restructuring cost and a $3.3 million decrease related to other-than-temporary impairment (OTTI) losses on investment securities. For the year ended December 31, 2012, noninterest income includes a $63.5 million impairment charge related to MSR. For the year ended December 31, 2011, noninterest income includes a $4.7 million gain on repurchase of trust preferred securities including $0.3 million resulting from the unwind of the associated cash flow hedge and a $39.5 million impairment charge related to MSR. For the year ended December 31, 2010, noninterest income includes a $68.1 million non-recurring bargain purchase gain associated with the Tygris acquisition, a $19.9 million gain on sale of investment securities due to portfolio concentration repositioning and a $5.7 million gain on repurchase of trust preferred securities.

(3)
For the year ended December 31, 2013, noninterest expense includes $78.2 million in non-recurring regulatory related expense and $22.1 million in restructuring cost. For the year ended December 31, 2012, noninterest expense includes $8.6 million in transaction expense and $28.6 million in non-recurring regulatory related expense. For the year ended December 31, 2011, noninterest expense includes $14.5 million in transaction expense, $12.6 million in non-

recurring regulatory related expense and an $8.7 million decrease in fair value of the Tygris indemnification asset. For the year ended December 31, 2010, noninterest expense includes $9.7 million in transaction expense, a $10.3 million loss on early extinguishment of acquired debt and a $22.0 million decrease in fair value of the Tygris indemnification asset. The carrying value of the Tygris indemnification asset has been $0 since March 31, 2011.

(4)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

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
Introduction and Overview
We are a savings and loan holding company which operates primarily through our direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium-sized business clients. We market and distribute our products and services primarily through our integrated online financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other financial intermediaries. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.
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
Acquisition of Warehouse Finance Business
In April 2012, we acquired MetLife Bank’s warehouse finance business, including approximately $351.6 million in assets for a price of approximately $351.1 million. In connection with the acquisition, we hired 16 sales and operational staff from MetLife who were a part of the existing warehouse business. The warehouse business is operated out of locations in Boston, Massachusetts and Jacksonville, Florida.
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Board of Governors of the FRB began decreasing short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. To stimulate economic activity and stabilize the financial markets, the FRB maintained historically low market interest rates from 2009 to 2013. Market conditions have improved during this period as unemployment rates have declined to 6.7% in December 2013, and consumer confidence, GDP and average home prices have all risen. Despite cumulative progress and an improved outlook in December 2013, the FRB has indicated that it would maintain its federal funds rate target at a near-zero range, which indicates low market interest rates will likely continue into 2014.
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
In the latter half of the second quarter of 2013, the FRB indicated their intention to reduce their bond buying activities associated with quantitative easing 3 (QE3) if the economy continued to show improvement. The uncertainty around the FRB's intent created volatility in the capital markets and resulted in a market sell-off which drove the 10-year treasury yield from 1.7% on May 2, 2013 to 2.6% on June 25, 2013. These events had a direct impact on mortgage rates which increased sharply from 3.7% at the beginning of the second quarter 2013 to 4.4% at the end of the second quarter. Mortgage interest rates increase to a high of 4.7% in early September, however were down slightly throughout the remainder of the year and ended the year at 4.5%. In addition, the spreads over the treasury curve widened to levels experienced earlier in the year. Increases in mortgage rates impacted our origination volume as the number of borrowers eligible to refinance into lower rates was reduced. However, we have made substantial investments in our retail platform focusing on purchase money transactions in anticipation of the higher rate environment and slowed refinancing activity. Moreover, the expectation of slower prepayments due to refinancing has had a positive impact on the fair value and amortization of our mortgage servicing rights. We continue to monitor the status of the economy as well as the expected interest rate environment both in the near term and over the long term to best position our balance sheet to optimize risk-adjusted returns.
Regulatory Changes
Our financial condition and the results of our operations are dependent upon the composition of our balance sheet and the assets which we originate, sell, and/or retain for investment. Proposed changes to the regulatory capital treatment of certain securities and asset classes could cause our management to reevaluate components of our capital structure as well as our exposure to certain assets. See “Item 1. Business-Supervision and Regulation-Recent Regulatory Developments-Dodd-Frank Act” under the headings “Annual Company-Run Stress Tests” and “Basel III" for more information.
Performance Highlights

•
Adjusted net income was $32 million for the fourth quarter of 2013[1], compared to $34 million for the third quarter of 2013 and $44 million for the fourth quarter of 2012. For the year, adjusted net income was $148 million, an increase of 3% over 2012.

•
GAAP net income was $18 million for the fourth quarter of 2013, compared to $33 million for the third quarter of 2013 and $29 million for the fourth quarter of 2012. For the year, GAAP net income was $137 million, an increase of 85% over 2012.

•
Adjusted diluted earnings per share was $0.24 in the fourth quarter 2013, an 8% decrease from $0.26 in the third quarter 2013 and a 29% decrease from $0.34 in the fourth quarter of 2012. For the full year 2013, adjusted diluted earnings per share was $1.11, a 13% decrease from $1.27 in 2012.

•
GAAP diluted earnings per share was $0.13, a 48% decrease from $0.25 in the third quarter of 2013 and a 41% decrease from $0.22 in the fourth quarter of 2012. For the year, GAAP diluted earnings per share was $1.02, a 70% increase from $0.60 in 2012.

•	Tangible common equity per common share was $11.57 at December 31, 2013, an increase of 12% compared to year end 2012.

•	Adjusted return on equity (ROE) was 10% and GAAP ROE was 9% for the full year 2013.

•	Retained asset generation of $1.6 billion for the fourth quarter, including commercial origination volume of $701 million, an increase of 45% and 99%, respectively, compared to the prior quarter.

•	Deployed excess liquidity to grow portfolio loans held for investment to $13.3 billion, an increase of 5% compared to the prior quarter, or 22% annualized.

•
Adjusted non-performing assets were 0.65% of total assets at December 31, 2013, a 36% decline compared to the prior quarter. Annualized net charge-offs to average loans and leases held for investment were 0.20% for the quarter.

 1 Reconciliations of Non-GAAP financial measures can be found in the "Key Metrics" and "Quarterly Financial Data" sections.
Balance Sheet
Strong Loan Portfolio Growth
Total assets were $17.6 billion at December 31, 2013, flat compared to $17.6 billion at September 30, 2013. Consistent with our strategy to retain loans for our portfolio, total loans held for investment (HFI) increased $0.7 billion, or 5%, compared to the prior quarter, to $13.3 billion. Loans HFI for the referenced quarter end were comprised of:

(dollars in millions)	December 31, 2013	September 30, 2013	December 31, 2012
Residential loans	$5,153	$4,624	$3,949
Mortgage pool buyouts	1,892	2,075	2,760
Total residential mortgages	7,045	6,699	6,709
Commercial real estate	3,190	3,243	3,390
Commercial finance	1,917	1,607	1,248
Total commercial real estate and commercial finance	5,107	4,850	4,638
Warehouse finance	944	851	970
Other	157	163	188
Total HFI	$13,253	$12,563	$12,505
During the fourth quarter, residential loans HFI increased by 11% compared to the prior quarter to $5.2 billion, driven by continued growth in our high quality prime jumbo hybrid ARM portfolio. Mortgage pool buyouts declined 9% to $1.9 billion compared to the prior quarter. Total commercial real estate and commercial finance balances increased 5% compared to the prior quarter to $5.1 billion, driven by continued strength in our EverBank Commercial Finance platform. At December 31, 2013 our commercial platforms represented approximately 46% of loans HFI.
Loan Origination Activities
Organic asset generation totaled $2.7 billion and retained organic originations totaled $1.6 billion for the fourth quarter of 2013, a decrease of 12% and an increase of 45%, respectively, from the prior quarter. Total commercial originations for the fourth quarter increased 99% to $701 million, including commercial real estate and commercial finance originations of $266 million and $435 million, respectively.
Residential loan originations were $2.0 billion for the fourth quarter, a decrease of 26% compared to the prior quarter and a decrease of 32% year over year. Excluding the impact of our exit from the wholesale broker channel in the third quarter, origination volume decreased 16% compared to the prior quarter and 11% year over year. Prime jumbo origination volume was $808 million for the fourth quarter, an increase of 5% compared to the prior quarter and 43% year over year. The mix of purchase transactions increased to 43% of total originations, compared to 40% in the prior quarter. Our gain on sale margin increased 120 basis points during the quarter to 2.88%, as we executed on our strategy to sell agency conforming originations and retain prime jumbo originations.
The following table presents total organic loan and lease origination information by product type:

(dollars in millions)	December 31, 2013	September 30, 2013	December 31, 2012
Residential origination volume
Conventional loans	$1,188	$1,933	$2,373
Prime jumbo loans	808	767	567
	1,996	2,700	2,940
Commercial origination volume
Commercial real estate	266	122	132
Commercial finance	435	223	195
Warehouse finance	—	7	35
	701	352	362
Total organic originations	$2,697	$3,052	$3,302
Deposits
Total deposits decreased by $0.4 billion, or 3%, to $13.3 billion at December 31, 2013, from $13.6 billion at September 30, 2013, and increased by $0.1 billion, or 1%, from $13.1 billion at December 31, 2012.

At December 31, 2013, our deposits were comprised of the following:

(dollars in millions)	December 31, 2013	September 30, 2013	December 31, 2012
Noninterest-bearing demand	$1,077	$1,366	$1,446
Interest-bearing demand	3,006	2,999	2,681
Savings and money market accounts	5,111	5,186	4,452
Global market-based accounts	1,011	1,041	1,176
Time, excluding market-based	3,056	3,036	3,387
Total deposits	$13,261	$13,628	$13,142
Consumer deposits	11,434	11,864	11,602
Business deposits	1,827	1,764	1,540
Total deposits	$13,261	$13,628	$13,142
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

Key Metrics			Table 1
	As of and for the Year Ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011
Performance Metrics:
Yield on interest-earning assets	4.39%	4.78%	5.35%
Cost of interest-bearing liabilities	1.19%	1.18%	1.38%
Net interest spread	3.20%	3.60%	3.97%
Net interest margin	3.34%	3.74%	4.11%
Return on average assets	0.75%	0.49%	0.43%
Return on average equity(1)	9.11%	6.36%	5.22%
Adjusted return on average assets(2)	0.81%	0.94%	0.87%
Adjusted return on average equity(3)	9.89%	12.43%	10.66%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets(4)	0.65%	1.08%	1.86%
Net charge-offs to average loans and leases held for investment	0.21%	0.31%	1.02%
ALLL as a percentage of loans and leases held for investment	0.48%	0.66%	1.19%
Capital Ratios:
Tier 1 leverage ratio (bank level)(5)	9.0%	8.0%	8.0%
Tier 1 risk-based capital ratio (bank level)(5)	13.8%	12.8%	14.6%
Total risk-based capital ratio (bank level)(5)	14.3%	13.5%	15.7%
Tangible common equity to tangible assets(6)	8.1%	6.9%	7.3%
Tangible equity to tangible assets(6)	8.9%	7.7%	7.3%
Average equity to average assets	8.5%	7.7%	8.3%
Deposit Metrics:
Deposit growth (trailing 12 months)	0.9%	28.0%	6.0%
Banking and Wealth Management Metrics:
Efficiency ratio(7)	44.9%	51.7%	42.8%
Mortgage Banking Metrics: (in millions)
Unpaid principal balance of loans originated	$10,820.0	$9,632.4	$5,974.2
Unpaid principal balance of loans serviced for the Company and others	61,035.3	51,198.7	54,838.1
Share Data:
Tangible common equity per common share(8)	$11.57	$10.30	$10.12
Dividend payout ratio (9)	9.62%	6.56%	0.00%

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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Net income	$136,740	$74,042	$52,729
Gain on repurchase of trust preferred securities, net of tax	—	—	(2,910)
Transaction expense, net of tax	—	5,355	9,006
Non-recurring regulatory related expense, net of tax	48,477	17,733	7,825
Decrease in fair value of Tygris indemnification asset resulting from a decrease in estimated future credit losses, net of tax	—	—	5,382
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(95)	3,195	3,007
Impact of change in ALLL methodology, net of tax	—	—	1,178
Adoption of TDR guidance and policy change, net of tax	—	3,709	6,225
MSR impairment (recovery), net of tax	(58,870)	39,375	24,462
Restructuring cost, net of tax	19,332	—	—
OTTI losses on investment securities (Volcker Rule), net of tax	2,045	—	—
Tax expense (benefit) related to revaluation of Tygris net unrealized built-in losses, net of tax	—	—	691
Adjusted net income	$147,629	$143,409	$107,595

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

(4)
We define non-performing assets (NPA), as non-accrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government-insured pool buyout loans for which payment is insured by the government. We also exclude loans, leases and foreclosed property accounted for under Accounting Standards Codification (ASC) 310-30 because we expect to fully collect the carrying value of such loans, leases and foreclosed property. For further discussion of NPA, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Loan and Lease Quality”.

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

A reconciliation of (1) Tier 1 capital to bank level shareholders' equity which is the most comparable GAAP financial measure, and (2) total risk-based capital (total regulatory capital) to bank level shareholders' equity which is the most comparable GAAP financial measure, is as follows:

Regulatory Capital (bank level)				Table 3
		December 31,
(dollars in thousands)		2013	2012	2011
(bank level)
Shareholders’ equity		$1,662,164	$1,518,934	$1,070,887
Less:	Goodwill and other intangibles	(51,072)	(54,780)	(17,642)
	Disallowed servicing asset	(20,469)	(32,378)	(38,925)
	Disallowed deferred tax asset	(63,749)	(67,296)	(71,803)
Add:	Accumulated losses (gains) on securities and cash flow hedges	50,608	83,477	105,682
Tier 1 capital		1,577,482	1,447,957	1,048,199
Less:	Low-level recourse and residual interests	—	—	(21,587)
Add:	Allowance for loan and lease losses	63,690	82,102	77,765
Total regulatory capital		$1,641,172	$1,530,059	$1,104,377
Adjusted total assets		$17,554,236	$18,141,856	$13,081,401
Risk-weighted assets		11,467,411	11,339,415	7,043,371

(6)
In the calculation of the ratio of tangible common equity to tangible assets, we deduct goodwill, intangible assets and perpetual preferred stock from the numerator and goodwill and intangible assets from the denominator. In the calculation of the ratio of tangible equity to tangible assets, we deduct goodwill and intangible assets from the numerator and the denominator. We believe these adjustments are consistent with the manner in which other companies in our industry calculate the ratio of tangible common equity to tangible assets and tangible equity to tangible assets.

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

Tangible Equity, Tangible Common Equity and Tangible Assets			Table 4
	December 31,
(dollars in thousands)	2013	2012	2011
Shareholders’ equity	$1,621,013	$1,451,176	$967,665
Less:
Goodwill	46,859	46,859	10,238
Intangible assets	5,813	7,921	7,404
Tangible equity	1,568,341	1,396,396	950,023
Less:
Perpetual preferred stock	150,000	150,000	—
Tangible common equity	$1,418,341	$1,246,396	$950,023
Total assets	$17,640,984	$18,242,878	$13,041,678
Less:
Goodwill	46,859	46,859	10,238
Intangible assets	5,813	7,921	7,404
Tangible assets	$17,588,312	$18,188,098	$13,024,036

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

(8)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. See Note 6 for a reconciliation of tangible common shareholders' equity to shareholders' equity.

(9)	Dividend payout ratio is calculated as dividends declared per common share divided by basic earnings per common share.

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

Average Balance Sheet, Interest and Yield/Rate Analysis									Table 5
	Year Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$681,672	$1,663	0.24%	$190,280	$485	0.25%	$553,281	$1,432	0.26%
Investment securities	1,510,451	51,885	3.44%	2,003,091	78,110	3.90%	2,582,080	106,054	4.11%
Other investments	127,684	3,187	2.50%	122,670	2,518	2.05%	100,772	796	0.79%
Loans held for sale	1,999,837	71,387	3.57%	2,562,084	119,793	4.68%	1,348,214	62,895	4.67%
Loans and leases held for investment:
Residential mortgages	6,489,559	272,970	4.21%	5,608,830	233,922	4.17%	4,554,717	211,996	4.65%
Commercial and commercial real estate	4,756,781	252,952	5.32%	2,370,672	125,874	5.31%	1,155,707	68,845	5.96%
Lease financing receivables	997,032	72,978	7.32%	665,391	84,507	12.70%	481,216	126,208	26.23%
Home equity lines	165,580	7,989	4.82%	189,368	10,095	5.33%	211,435	9,748	4.61%
Consumer and credit card	6,639	686	10.33%	8,116	252	3.10%	9,332	246	2.64%
Total loans and leases held for investment	12,415,591	607,575	4.89%	8,842,377	454,650	5.14%	6,412,407	417,043	6.50%
Total interest-earning assets	16,735,235	$735,697	4.39%	13,720,502	$655,556	4.78%	10,996,754	$588,220	5.35%
Noninterest-earning assets	1,395,821			1,463,969			1,321,352
Total assets	$18,131,056			$15,184,471			$12,318,106
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,970,596	$20,906	0.70%	$2,267,069	$17,055	0.75%	$2,052,353	$18,320	0.89%
Market-based money market accounts	420,919	2,906	0.69%	437,328	3,315	0.76%	451,740	4,197	0.93%
Savings and money market accounts, excluding market-based	5,019,352	35,058	0.70%	4,056,511	31,202	0.77%	3,682,067	33,600	0.91%
Market-based time	661,640	5,243	0.79%	833,707	7,850	0.94%	947,133	8,859	0.94%
Time, excluding market-based	3,298,679	37,639	1.14%	2,315,432	29,363	1.27%	1,770,342	32,035	1.81%
Total deposits	12,371,186	101,752	0.82%	9,910,047	88,785	0.90%	8,903,635	97,011	1.09%
Borrowings:
Trust preferred securities	103,750	6,584	6.35%	103,750	6,006	5.79%	104,106	6,641	6.38%
FHLB advances	2,346,107	68,214	2.91%	1,903,154	44,879	2.36%	794,268	31,912	4.02%
Repurchase agreements	13,957	222	1.59%	125,754	2,092	1.66%	20,561	346	1.68%
Other	1,516	—	0.00%	10	—	0.00%	5	—	0.00%
Total interest-bearing liabilities	14,836,516	$176,772	1.19%	12,042,715	$141,762	1.18%	9,822,575	$135,910	1.38%
Noninterest-bearing demand deposits	1,413,108			1,500,925			1,123,830
Other noninterest-bearing liabilities	341,232			476,394			349,981
Total liabilities	16,590,856			14,020,034			11,296,386
Total shareholders’ equity	1,540,200			1,164,437			1,021,720
Total liabilities and shareholders’ equity	$18,131,056			$15,184,471			$12,318,106
Net interest income/spread		$558,925	3.20%		$513,794	3.60%		$452,310	3.97%
Net interest margin			3.34%			3.74%			4.11%
Memo: Total deposits including noninterest-bearing	$13,784,294	$101,752	0.74%	$11,410,972	$88,785	0.78%	$10,027,465	$97,011	0.97%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 6
	Year Ended December 31,
	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$1,228	$(50)	$1,178	$(944)	$(3)	$(947)
Investment securities	(19,213)	(7,012)	(26,225)	(23,796)	(4,148)	(27,944)
Other investments	103	566	669	173	1,549	1,722
Loans held for sale	(26,313)	(22,093)	(48,406)	56,688	210	56,898
Loans and leases held for investment:
Residential mortgages	36,726	2,322	39,048	49,016	(27,090)	21,926
Commercial and commercial real estate	126,702	376	127,078	72,412	(15,383)	57,029
Lease financing receivables	42,118	(53,647)	(11,529)	48,309	(90,010)	(41,701)
Home equity lines	(1,268)	(838)	(2,106)	(1,017)	1,364	347
Consumer and credit card	(46)	480	434	(32)	38	6
Total loans and leases held for investment	204,232	(51,307)	152,925	168,688	(131,081)	37,607
Total change in interest income	160,037	(79,896)	80,141	200,809	(133,473)	67,336
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$5,276	$(1,425)	$3,851	$1,911	$(3,176)	$(1,265)
Market-based money market accounts	(125)	(284)	(409)	(134)	(748)	(882)
Savings and money market accounts, excluding market-based	7,414	(3,558)	3,856	3,407	(5,805)	(2,398)
Market-based time	(1,617)	(990)	(2,607)	(1,066)	57	(1,009)
Time, excluding market-based	12,487	(4,211)	8,276	9,866	(12,538)	(2,672)
Total deposits	23,435	(10,468)	12,967	13,984	(22,210)	(8,226)
Other borrowings:
Trust preferred securities	—	578	578	(23)	(612)	(635)
FHLB advances	10,454	12,881	23,335	44,577	(31,610)	12,967
Repurchase agreements	(1,856)	(14)	(1,870)	1,767	(21)	1,746
Other	—	—	—	—	—	—
Total change in interest expense	32,033	2,977	35,010	60,305	(54,453)	5,852
Total change in net interest income	$128,004	$(82,873)	$45,131	$140,504	$(79,020)	$61,484

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net interest income is affected by both changes in interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average earning assets. Net interest income increased by $45.1 million, or 9%, in 2013 compared to 2012 due to an increase in interest income of $80.1 million offset by an increase in interest expense of $35.0 million. Our net interest margin decreased by 40 basis points in 2013 from 2012 which was led by a decrease in yields on our interest-earning assets.
Yields on our earning assets decreased by 39 basis points in 2013 compared to 2012, due primarily to a decrease in yields on our investment securities, loans and leases held for investment and our loans held for sale.
Our investment securities yield decreased by 46 basis points in 2013 compared to 2012. The decrease is due to paydowns of higher yielding investment securities offset by the purchase of lower yielding investment securities due to tighter spreads prevalent in the market.
Our lease financing receivables portfolio led the decrease in loan and leases held for investment yields as a result of a decrease in excess accretion as well as continued organic production of lease financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized excess accretion of $17.2 million, a decrease of $23.6 million, in 2013, compared to 2012. Excess accretion is currently limited to our acquired Tygris leases which included a significant liquidity discount at acquisition. This decrease was partially offset by an increase in our yields on the commercial and commercial real estate portfolio due to the acquisition of BPL on October 1, 2012.
The decrease in yields on our loans held for sale is primarily due to the transfer of $1.9 billion of mortgage pool buyouts with attractive yields from loans held for sale to loans held for investment during the third quarter of 2012 offset by organic production of mortgages at market interest rates that we intend to sell in the secondary market.
Yields on our interest-bearing liabilities remained consistent from 2012 due to an increase in rates on our FHLB advances offset by a decrease in rates on our deposits. The rates on our FHLB advances increased 55 basis points during 2013 compared to 2012 as a result of the maturity of lower rate, shorter term advances replaced by newer, longer term advances at higher interest rates. This increase is offset by a reduction of 8 basis points on our deposits from 2012 due to the reduction of bonus rates offered on deposits to new depositors in 2013.
Average balances of our interest-earning assets increased by $3.0 billion, or 22%, in 2013 compared to 2012, primarily due to a $3.6 billion increase in loans and leases held for investment. This increase was partially offset by a $492.6 million decrease in our investment securities portfolio due to paydowns and amortization received on securities.
The year over year increase in the average balance of loans held for investment was due primarily to our commercial and commercial real estate and residential mortgage portfolios. Our fourth quarter 2012 acquisition of BPL contributed to the growth in our commercial and commercial real estate portfolio with a $1.6 billion increase in our average balance in 2013. Our warehouse finance acquisition, which closed in the second quarter of 2012, contributed $110.8 million to the increase in our average balance in 2013.
The increase in the average balance of our residential mortgage portfolio is primarily due to a change in our strategy around our preferred jumbo ARM products. As such, we transferred $810.9 million from loans held for sale to loans held for investment and all new originations are being classified as loans held for investment as a result of our intent to hold these loans for the foreseeable future. The preferred ARM loans were transferred to our portfolio as the credit profile and duration of these loans offer attractive risk adjusted returns.
Average balances in our interest-bearing liabilities increased by $2.8 billion, or 23%, in 2013, compared to the same period in 2012, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $2.5 billion, or 25%, in 2013, compared to 2012, primarily due to growth in savings and money market accounts, time (excluding market-based) and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products during 2013. We continued to focus on marketing and promoting products in 2013 and expect to replace a portion of our wholesale borrowings with core deposits over time. Average balances in our FHLB advances increased by $443.0 million in 2013, compared to 2012, to fund strategic acquisitions and other asset growth and to take advantage of historically low interest rates. However, in September and October 2013, the Company early extinguished FHLB advances with a principal balance of $770.0 million and $104.0 million, respectively.
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
Yields on interest earning assets were also impacted during 2012, compared to 2011, due to our investment securities portfolio. Our investment securities yield decreased by 21 basis points in 2012, compared to 2011. The decrease is due to fewer acquisitions and higher run-off on existing securities during 2012, compared to 2011. The additions to our securities portfolio were purchased at market yields as a result of improved liquidity conditions and historically low interest rates.
Partially offsetting the lower yields on our earning assets were lower funding costs due to lower rates paid on our interest-bearing deposits which reflects the re-pricing of our deposits at lower interest rates and an increased focus on improving our deposit mix. Rates paid on our deposits decreased by 19 basis points in 2012, compared to 2011. Additionally, we experienced lower funding costs associated with our other borrowings. Yields decreased on total interest-bearing liabilities by 20 basis points in 2012, compared to the same period in 2011.
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
The increases in average balances of loans held for sale in 2012, compared to 2011, are due primarily to our investment in mortgage pool buyouts, which we either acquire from unrelated third parties or purchase out of our servicing portfolio. In addition, our mortgage warehouse loans, which are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination, increased. This increase is attributable to elevated refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0. We also experienced increases due to transfers from our held for investment portfolio related to high quality jumbo preferred products we intend to sell. Average balances in our held for investment residential mortgage portfolio increased by $1.1 billion in 2012, compared to 2011 due primarily to continued strong organic growth and strategic acquisitions of low loan-to-value, high credit quality ARM products. Average balances in our held for investment commercial portfolio increased by $1.2 billion in 2012, compared to 2011. The commercial portfolio has grown through the warehouse finance acquisition which experienced $618.9 million in subsequent growth since the closing of the acquisition in April 2012. Additionally, the BPL acquisition added $2.3 billion to our commercial portfolio. Resumption of our commercial lending activities has also added growth to our commercial portfolio in 2012. Average balances in our held for investment lease financing receivables portfolio increased by $184.2 million in 2012 as compared to 2011, primarily due to growth in our office products, technology and healthcare platforms as part of an overall plan to achieve scale through market penetration and expansion.
Average balances in our interest-bearing liabilities increased by $2.2 billion, or 23%, in 2012, compared to the same period in 2011, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $1.0 billion, or 11%, in 2012, compared to 2011, primarily due to growth in savings and money market accounts, time (excluding market-based) and interest-bearing demand deposits. The growth in lower-cost deposits was the result of successful sales and marketing efforts and clients' increased preference for more liquid products. Beginning in the first quarter of 2012, we have increased our marketing and promotional products through various channels. Average balances in our FHLB advances increased by $1.1 billion in 2012, compared to 2011, due to an increase in wholesale funding by us to fund strategic acquisitions and to take advantage of historically low interest rates.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our ACI loans in the instances where we have a decrease in our cash flow expectations.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
We recorded a provision for loan and lease losses of $12.0 million in 2013, which is a decrease of $20.0 million, or 62%, from $32.0 million in 2012, due to improved credit performance of our loans and leases held for investment. During 2013, provision for loan and lease losses decreased for our commercial portfolio compared to the same period in 2012. The commercial and commercial real estate loan provision decreased due to lower delinquencies on our collectively evaluated for impairment loans. In addition, the commercial provision also decreased due to favorable property sales and an increase in performing TDRs that resulted in a change in our default assumption. Commercial impairment decreased due to increases in residual values of collateral as well as increases in expected cash flows. The decrease in the provision on our commercial portfolio is partially offset by an increase in provision of $3.2 million directly related to the sale of nonperforming assets in the fourth quarter of 2013.
The residential provision decreased primarily due to sustained performance of our preferred product originations, fewer charge-offs on our home equity lines and improved performance of our residential TDRs partially offset by increased losses in our VA loans in 2013.
For further discussion, see the “Loan and Lease Quality” for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
We recorded a provision for loan and lease losses of $32.0 million in 2012, which is a decrease of 36% from $49.7 million in 2011. Residential first mortgages led the decrease with better loan performance due to a more stable housing market as well as improvement in loan performance due to the addition of newly originated high credit quality loans and leases. For further discussion, see the “Loan and Lease Quality” for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income			Table 7
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Loan servicing fee income	$188,759	$175,264	$189,439
Amortization of MSR	(126,803)	(137,433)	(96,022)
Recovery (impairment) of MSR	94,951	(63,508)	(39,456)
Net loan servicing income (loss)	156,907	(25,677)	53,961
Gain on sale of loans	242,412	289,532	73,293
Loan production revenue	35,986	44,658	26,471
Deposit fee income	19,084	21,450	25,966
Other lease income	24,681	33,158	30,924
Other	40,321	6,651	22,488
Total Noninterest Income	$519,391	$369,772	$233,103
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Noninterest income increased by $149.6 million, or 40%, in 2013, compared to 2012. The increase in noninterest income was primarily driven by net loan servicing income and other noninterest income offset by gain on sale of loans.
Net loan servicing income increased by $182.6 million in 2013 compared to 2012. The increase was primarily due to recoveries recognized on the MSR valuation allowance in 2013 compared to MSR impairment recognized in 2012 and a decrease in amortization of MSR in 2013 compared to 2012. MSR recovery is due to lower projected prepayment speeds as a result of increases in mortgage interest rates, which led to lower refinancing activity along with a decreased impact of government sponsored refinancing programs, such as HARP, which were elevated in early 2013 and 2012. These factors also contributed to a decrease in amortization of $10.6 million in 2013, compared to 2012, offset by the acquisition of $13.0 billion of UPB of residential servicing on April 1, 2013, compared to 2012. Servicing fees increased by $13.5 million in 2013 as the UPB of our servicing portfolio increased by $9.8 billion, to $61.0 billion as of December 31, 2013 due to the acquisition and new originations.
Gain on sale of loans decreased by $47.1 million, or 16%, in 2013 compared to 2012 primarily driven by a decrease in our gain on sale margin which was impacted by the volatility in interest rates as well as spread widening in spread products such as HARP 2.0 specified pools and the non-agency market. Refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period. This decrease is partially offset by increased lending volumes primarily driven by low interest rates for most of the period. Mortgage lending volume increased by $1.2 billion, or 12%, to $10.9 billion in 2013 compared to 2012. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products which outweighed the decreased lending volume as a result of our exit from the wholesale broker business. However due to interest rate movements in the latter half of 2013, mortgage volumes decreased from a high of $3.3 billion in the second quarter of 2013 to $2.0 billion in the fourth quarter of 2013.
Other noninterest income increased by $33.7 million in 2013, compared to 2012 primarily due to $15.8 million prepayment penalty income related to acquired servicing rights related to the business lending trusts (BLTs) as well as $15.4 million gain recognized on the early extinguishment of FHLB advances during 2013. In addition, we recognized a $4.2 million gain on the sale of our available for sale investment securities as well as a $4.0 million gain related to the settlement of repurchase litigation in 2013. These increases are offset by a loss of $5.9 million related to the pending sale of our default servicing platform.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Noninterest income increased by $136.7 million, or 59%, to $369.8 million in 2012 from $233.1 million in 2011. The increase is primarily driven by gain on sale of loans, loan production revenue, net loan servicing income and other noninterest income.
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
Other noninterest income decreased by $15.8 million, or 70%, in 2012, compared to 2011, primarily due to a decrease in gains from sales of investment securities. Net gains on securities sold in 2011 were $14.4 million. We did not sell any investment securities in 2012. Additionally, we recognized a gain on the repurchase of trust preferred securities in the first quarter 2011.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense			Table 8
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Salaries, commissions and other employee benefits expense	$441,736	$331,756	$232,771
Equipment expense	85,920	70,856	49,718
Occupancy expense	35,087	25,581	20,189
General and administrative expense:
Legal and professional fees, excluding consent order expense	30,782	45,655	50,284
Foreclosure and other real estate owned (OREO) expense	34,051	54,385	35,306
Other credit-related expenses	15,792	29,490	47,544
FDIC premium assessment and other agency fees	34,857	39,183	29,032
Advertising and marketing expense	29,201	36,016	17,667
Loan origination expense, net of deferred cost	4,291	9,274	3,911
Portfolio expense	12,722	14,744	8,889
Write-down of Tygris indemnification asset	—	—	8,680
Consent order	72,339	24,657	7,006
Other	51,460	53,973	43,198
Total general and administrative expense	285,495	307,377	251,517
Total Noninterest Expense	$848,238	$735,570	$554,195
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Noninterest expense increased by $112.7 million, or 15%, in 2013, compared to 2012. The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expenses.
Salaries, commissions and employee benefits increased by $110.0 million, or 33%, in 2013, compared to 2012 primarily due to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $77.6 million in 2013, which included an increase in variable commissions of $26.8 million. Mortgage Banking headcount growth was 16% as of December 31, 2013 compared to December 31, 2012. Salary and headcount increases were driven by increased mortgage lending and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the acquisitions of warehouse finance and BPL in 2012, legal and regulatory compliance, as well as general operations growth in late 2012 and early 2013. This growth was partially offset by headcount reductions in late 2013 as a result of lower production volumes related to lower refinance activity and our exit from the wholesale broker mortgage business as well as company-wide staffing optimization initiatives.
Occupancy and equipment expense increased by $24.6 million, or 25%, in 2013, compared to 2012. The increase was primarily due to a $9.6 million increase in costs associated with the expansion of our retail lending channels as well as $8.8 million in fixed asset write-downs and lease termination costs related to the sale of our default servicing platform and exit from wholesale lending. Additionally, increased expenses are due to our warehouse finance and BPL acquisitions and overall expansion and growth of the business.
General and administrative expense decreased by $21.9 million, or 7%, in 2013, compared to 2012 primarily due to foreclosure and OREO expenses, legal and professional fees, and other credit-related expenses, which were partially offset by an increase in consent order expenses.
Foreclosure and OREO expense decreased by $20.3 million, or 37%, in 2013, compared to 2012 primarily due to a decrease in foreclosure-related expenses. Foreclosure expenses decreased by $17.3 million in 2013, compared to 2012 due to improved credit quality and the decrease in government insured pool buyout activity over the past year. OREO expense decreased by $3.0 million in 2013, due to stabilizing property values and declining losses incurred on OREO properties as a result.
Other credit-related expenses decreased by $13.7 million, or 46%, in 2013, compared to 2012 primarily due to a decrease in our repurchase reserve expenses related to our originated and serviced loans. We describe our reserves for loans subject to representations and warranties in Note 25 in our consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Annual Report on Form 10-K.
Legal and professional fees, excluding consent order expense, decreased by $14.9 million, or 33%, in 2013, compared to 2012. The decrease was primarily due to a decrease in consulting costs company-wide.
Consent order expenses increased by $47.7 million, or 193%, in 2013, compared to 2012 due to increases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent orders with the OCC.
Exit and Restructuring Costs
During the year ended December 31, 2013, we initiated an exit plan to discontinue our wholesale broker lending operations and focus on growth opportunities within our retail, direct and correspondent lending businesses. In conjunction with this decision, we initiated a company-wide staffing optimization initiative to ensure that our operating structure positions us to capitalize on these opportunities. In addition to these restructuring initiatives, we also entered into agreements to sell our default servicing operations and the rights to service and subservice loans with Green Tree Servicing LLC.
During the year ended December 31, 2013, we recognized severance costs totaling $8.2 million. Of these amounts, $3.0 million related to the sale of the Company's default service platform with the remaining $5.2 million related to staffing optimization and the exit of the wholesale. As of December 31, 2013, the Company has made payments totaling $3.6 million relating to these activities. The $8.2 million of expense was recognized in the Mortgage Banking, Banking and Wealth Management, and Corporate Services segments totaling $5.8 million, $1.8 million and $0.6 million, respectively.
During the year ended December 31, 2013, we recognized lease termination costs totaling $4.1 million and made payments totaling $0.3 million. The $4.1 million of lease termination costs was recognized in the Mortgage Banking and Banking and Wealth Management segments totaling $1.8 million and $2.3 million, respectively.
During the twelve months ended December 31, 2013, we recognized fixed asset impairment and other related costs totaling $4.7 million. Of these amounts, $4.3 million related to the sale of the Company's default service platform with the remaining $0.5 million related to staffing optimization and the exit of the wholesale business. The total impairment expense was recognized in the Mortgage Banking and Banking and Wealth Management segments totaling $4.7 million and $0, respectively.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Noninterest expense increased by $181.4 million, or 33%, to $735.6 million in 2012 from $554.2 million in 2011. This increase is driven by salaries, commissions and other employee benefits expense, equipment and occupancy expense and general and administrative expense.
Salaries, commissions and employee benefits increased by $99.0 million, or 43%, in 2012, compared to 2011 primarily due to growth in our Mortgage Banking reporting segment. Mortgage Banking salaries, commissions and employee benefits increased by $65.5 million, or 68%, in 2012, which included an increase in variable commissions of $27.5 million. Salary and headcount increases were driven by increased production and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Corporate Services and Banking and Wealth Management reporting segments due to the warehouse finance acquisition and BPL and general operations growth. Headcount growth was 66%, 33%, and 23% in our Mortgage Banking, Banking and Wealth Management reporting segments, and Corporate Services, respectively, as of December 31, 2012 compared to December 31, 2011.
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
General and administrative expense increased by $55.9 million, or 22%, in 2012, compared to 2011. Growth in general and administrative expenses is primarily due to increases in foreclosure and OREO expenses, advertising and marketing expense, FDIC premium assessment, and other general and administrative expenses. Increases are offset primarily by decreases in other credit-related expenses.
Legal and professional fees, excluding consent order expense, decreased by $4.6 million, or 9%, in 2012, compared to 2011. Professional fees experienced decreases of $9.9 million in 2012, compared to 2011 due to declines in costs associated with our IPO and decreases of $4.5 million in 2012, compared to 2011 due to higher costs associated with acquisition activities in 2011. We increased our internal audit and enterprise risk management functions which resulted in additional costs of $3.0 million. Other increases in professional fees were recorded for company-wide specific initiatives.
Foreclosure and OREO expense increased by $19.1 million in 2012, compared to 2011 due primarily to an increase in foreclosure related expenses. Foreclosure expenses associated with our mortgage pool buyouts increased by $21.8 million in 2012, compared to 2011 due to the increase in mortgage pool buyout activity in 2012.
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
Advertising and marketing expense increased by $18.3 million, or 104%, in 2012, compared to 2011, due primarily to a marketing campaign launched in 2012 to focus on growing our deposit base.
Consent order expenses increased by $17.7 million, or 252%, in 2012 compared to 2011 due to an increase in consultants cost and professional fees of $6.6 million. During 2012, we recorded $11.0 million in expenses associated with the consent order remediation plan. The liability is an estimate based on the independent consultant's findings report. We describe the consent order in Note 25 in our consolidated financial statements.
Other general and administrative expense increased by $10.8 million or 25%, in 2012, compared to 2011. The increase was the result of increases of the fair value of the FDIC clawback liability, portfolio expenses, production processing expenses and an increase in Fannie Mae (FNMA) compensatory fees.
The FDIC clawback expense increased by $3.3 million, or 83%, in 2012, compared to 2011 as a result of a change in fair value due to a decline in market interest rates.

Portfolio expenses increased by $5.9 million, or 66%, and production processing expenses increased $2.4 million, or 27% in 2012, compared to 2011 due to an increase in lending volume.
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
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates			Table 9
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Provision for income taxes	$81,300	$41,955	$28,785
Effective tax rates	37.3%	36.2%	35.3%
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
For the years ended December 31, 2013 and 2012, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. Provision for income taxes increased by $39.3 million, or 94%, to $81.3 million in 2013 from $42.0 million in 2012, primarily due to an increase in pre-tax income.
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

The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 10A
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Year Ended December 31, 2013
Net interest income (loss)	$512,789	$52,437	$(6,301)	$—	$558,925
Provision for loan and lease losses	4,760	7,278	—	—	12,038
Net interest income (loss) after provision for loan and lease losses	508,029	45,159	(6,301)	—	546,887
Noninterest income	111,910	406,779	702	—	519,391
Noninterest expense:
Foreclosure and OREO expense	21,615	12,436	—	—	34,051
Other credit-related expenses	3,614	12,178	—	—	15,792
All other noninterest expense	255,466	448,810	94,119	—	798,395
Income (loss) before income tax	339,244	(21,486)	(99,718)	—	218,040
Adjustment items (pre-tax):
Decrease in Bank of Florida non-accretable discount	(154)	—	—	—	(154)
MSR recovery	—	(94,951)	—	—	(94,951)
OTTI losses on investment securities (Volcker Rule)	3,298	—	—	—	3,298
Restructuring cost	8,333	22,227	621	—	31,181
Transaction and non-recurring regulatory related expense	5,252	69,649	3,288	—	78,189
Adjusted income (loss) before income tax	$355,973	$(24,561)	$(95,809)	$—	$235,603
Total assets as of December 31, 2013	$15,904,935	$1,748,458	$236,313	$(248,722)	$17,640,984

Business Segments Selected Financial Information					Table 10B
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Year Ended December 31, 2012
Net interest income (loss)	$471,619	$47,922	$(5,747)	$—	$513,794
Provision for loan and lease losses	27,769	4,230	—	—	31,999
Net interest income (loss) after provision for loan and lease losses	443,850	43,692	(5,747)	—	481,795
Noninterest income	105,498	264,102	172	—	369,772
Noninterest expense:
Foreclosure and OREO expense	45,049	9,336	—	—	54,385
Other credit-related expenses	4,687	24,789	14	—	29,490
All other noninterest expense	248,371	270,630	132,694	—	651,695
Income (loss) before income tax	251,241	3,039	(138,283)	—	115,997
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	5,153	—	—	—	5,153
Adoption of TDR guidance and policy change	5,982	—	—	—	5,982
MSR impairment	—	63,508	—	—	63,508
Transaction and non-recurring regulatory related expense	—	24,116	13,123	—	37,239
Adjusted income (loss) before income tax	$262,376	$90,663	$(125,160)	$—	$227,879
Total assets as of December 31, 2012	$16,119,927	$2,127,100	$166,234	$(170,383)	$18,242,878

Business Segments Selected Financial Information					Table 10C
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Year Ended December 31, 2011
Net interest income (loss)	$419,415	$39,536	$(6,641)	$—	$452,310
Provision for loan and lease losses	47,554	2,150	—	—	49,704
Net interest income (loss) after provision for loan and lease losses	371,861	37,386	(6,641)	—	402,606
Noninterest income	85,345	143,035	4,723	—	233,103
Noninterest expense:
Foreclosure and OREO expense	17,348	17,957	1	—	35,306
Other credit-related expenses	8,823	38,721	—	—	47,544
All other noninterest expense	189,889	162,508	118,948	—	471,345
Income (loss) before income tax	241,146	(38,765)	(120,867)	—	81,514
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	4,854	—	—	—	4,854
Impact of change in ALLL methodology	1,900	—	—	—	1,900
Adoption of TDR guidance and policy change	10,039	—	—	—	10,039
MSR impairment	—	39,455	—	—	39,455
Gain on repurchase of trust preferred securities	—	—	(4,693)	—	(4,693)
Decrease in fair value of Tygris indemnification asset	8,680	—	—	—	8,680
Transaction and non-recurring regulatory related expense	—	7,385	19,758	—	27,143
Adjusted income (loss) before income tax	$266,619	$8,075	$(105,802)	$—	$168,892
Total assets as of December 31, 2011	$11,658,702	$1,557,421	$99,886	$(274,331)	$13,041,678

Banking and Wealth Management

Banking and Wealth Management			Table 11
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Interest income
Interest and fees on loans and leases	$615,870	$532,445	$449,627
Interest and dividends on investment securities	55,072	80,628	106,847
Other interest income (1)	41,566	32,817	31,116
Total interest income	712,508	645,890	587,590
Interest expense
Deposits	101,731	88,760	96,985
Other borrowings	68,436	46,970	32,258
Other interest expense (2)	29,552	38,541	38,932
Total interest expense	199,719	174,271	168,175
Net interest income	512,789	471,619	419,415
Provision for loan and lease losses	4,760	27,769	47,554
Net interest income after provision for loan and lease losses	508,029	443,850	371,861
Noninterest income
Gain on sale of loans	31,946	42,606	7,970
Other	79,964	62,892	77,375
Total noninterest income	111,910	105,498	85,345
Noninterest expense
Salaries, commissions and employee benefits	108,585	93,482	75,813
Equipment and occupancy	55,354	49,730	35,079
Foreclosure and OREO	21,615	45,049	17,348
Other general and administrative	95,141	109,846	87,820
Total noninterest expense	280,695	298,107	216,060
Income before income taxes	$339,244	$251,241	$241,146

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Banking and Wealth Management Segment earnings increased by $88.0 million, or 35% in 2013, compared to 2012 primarily due to increases in noninterest income and net interest income, and a decrease in the provision for loan and lease losses which was partially offset by an increase in noninterest expense.
Net interest income increased by $41.2 million, or 9%, in 2013, compared to 2012 due to an increase in interest income of $66.6 million and an increase in interest expense of $25.4 million. The warehouse finance acquisition, completed in the second quarter of 2012, and BPL acquisition, completed in the fourth quarter of 2012, contributed $13.3 million and $74.0 million, respectively, to the increase in interest income in 2013. Interest expense increased primarily due to growth in FHLB advances and deposits throughout 2012 to fund a portion of our asset growth and to take advantage of historically low fixed borrowing rates. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 6.
Provision for loan and lease losses decreased by $23.0 million, or 83%, in 2013 compared to 2012 primarily due to the improving credit performance in our residential and commercial portfolios. Our loan portfolio experienced net charge-offs of $26.4 million for the year ended December 31, 2013, compared to $27.7 million in the same period of 2012, a decrease of 5%. The improved credit performance resulted in an annualized net charge-off ratio of 0.21% in 2013 compared to 0.31% in the same period in 2012. For a detailed explanation of changes in our allowance for loan and lease losses, please refer to "Loan and Lease Quality."
Noninterest income increased by $6.4 million, or 6%, in 2013, compared to 2012, primarily due to $15.8 million prepayment penalty income recognized in 2013 related to serviced loans in the business lending trusts (BLTs) acquired with the BPL acquisition as well as $15.4 million gain recognized on the early extinguishment of FHLB advances during 2013. These increases are offset by a decrease in gain on sale of loans of $10.7 million and a $8.5 million decrease in lease income in 2013 compared to 2012, as late fees related to our deferred financing leases are included in net interest income.
Noninterest expense decreased by $17.4 million, or 6%, in 2013 compared to 2012. A decrease in our foreclosure and OREO expense and other general and administrative expenses drove the decrease in noninterest expense, which was partially offset by increases in salaries, commissions and employee benefits and equipment and occupancy expense.
Foreclosure and OREO expense decreased by $23.4 million in 2013, compared to 2012 primarily due to stabilizing property values and declining losses on OREO properties. OREO related expenses and provisions decreased by $6.2 million, or 59%, in 2013 compared to 2012. Additionally, foreclosure expenses decreased by $17.2 million, or 50%, in 2013 compared to 2012 due to improved credit quality and home prices and the decrease in government insured pool buyout activity.

Other general and administrative expense decreased by $14.7 million, or 13%, in 2013, compared to 2012. The decrease in other general and administrative expense was driven by a $10.2 million decrease in advertising expense in 2013, as marketing efforts to grow our deposit base slowed during the year. FDIC insurance assessment and other agency fees decreased by $5.1 million in 2013, compared to 2012.
Salaries, commissions, and employee benefits increased by $15.1 million, or 16%, in 2013, compared to 2012, due to the warehouse finance and BPL acquisitions in 2012 as well as $1.8 million related to severance as a result of staffing optimization initiatives in the second half of 2013.
Equipment and occupancy expense increased by $5.6 million, or 11%, in 2013, compared to 2012 primarily due to growth within the business segment due to our warehouse finance and BPL acquisitions. We also recognized $2.3 million in lease termination costs in 2013. Additional growth is due to our new WorldCurrency® system and overall expansion and growth of the segment.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Banking and Wealth Management segment earnings increased by $10.1 million, or 4%, in 2012 compared to 2011, primarily due to an increase in noninterest income and a decrease in the provision for loan and lease losses which was partially offset by an increase in noninterest expense.
Net interest income increased by $52.2 million, or 12%, in 2012, compared to 2011 due to an increase in interest income of $58.3 million and an increase in interest expense of $6.1 million. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 6.
Provision for loan and lease losses decreased by $19.8 million, or 42%, in 2012, compared to the 2011 due to the addition of high credit quality originated loans in our residential first mortgages. In addition, we experienced an improvement in loan performance due to a more stable housing market.
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
Other general and administrative expense increased by $22.0 million, or 25%, in 2012, compared to 2011. The increase in other general and administrative expense was driven by a $17.0 million increase in advertising expense in 2012, as we continue to focus on increasing our deposit base. Professional and legal expense increased by $4.7 million in 2012 due to consultant costs associated with an increase in the ECF leasing portfolio. FDIC clawback expense increased by $3.3 million in 2012, due to changes in fair value as a result of the continuing decline in market interest rates. FDIC insurance assessment and other agency fees increased by $8.7 million in 2012, compared to 2011, due to a change in the fee assessment methodology and an increase in our asset base. These increases are offset by the non-recurring write-down of the Tygris indemnification asset of $8.7 million in the first quarter 2011. Additional decreases resulted from favorable changes in our other acquired indemnification asset and ECF unfunded commitments reserves.

Mortgage Banking

Mortgage Banking			Table 12
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Net interest income	$52,437	$47,922	$39,536
Provision for loan and lease losses	7,278	4,230	2,150
Net interest income after provision for loan and lease losses	45,159	43,692	37,386
Noninterest income
Gain on sale of loans	210,460	246,922	65,323
Loan servicing fee income:
Loan servicing fee income	193,026	181,076	189,903
Amortization of MSR	(120,810)	(135,689)	(96,022)
Recovery (impairment) of MSR	94,951	(63,507)	(39,455)
Net loan servicing income (loss)	167,167	(18,120)	54,426
Other	29,152	35,300	23,286
Total noninterest income	406,779	264,102	143,035
Noninterest expense
Salaries, commissions and employee benefits	239,007	161,424	95,924
Equipment and occupancy	39,673	21,464	16,088
Legal and professional fees, excluding consent order expense	10,202	7,684	5,980
Foreclosure and OREO expense	12,436	9,336	17,957
Other credit-related expenses	12,178	24,789	37,593
Consent order expense	69,050	22,706	7,006
Other general and administrative	90,879	57,352	38,638
Total noninterest expense	473,425	304,755	219,186
Income (Loss) before income taxes	$(21,487)	$3,039	$(38,765)
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Mortgage Banking segment earnings decreased by $24.5 million in 2013, compared to 2012, primarily due to an increase in noninterest income offset by an increase noninterest expense.
Noninterest income increased by $142.7 million, or 54%, in 2013, compared to 2012. The increase was driven by an increase in net loan servicing income, partially offset by a decrease in gain on sale of loans. Net loan servicing income increased by $185.3 million in 2013 compared to 2012 primarily due to a decrease in amortization and impairment of MSR. Recovery (impairment) of MSR decreased by $158.5 million in 2013 due to a net impairment charge of $63.5 million in 2012 compared to recoveries of the valuation allowance of $95.0 million in 2013. Impairment in 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds including the impact of HARP 2.0. In 2013, expected prepayment speeds decreased due to increased interest rates and a decline in refinance activity due to market penetration of eligible borrowers. Amortization expense decreased by $14.9 million, or 11%, in 2013 due to lower prepayment levels as a result of slowed refinancing demand and government sponsored refinancing programs, such as HARP, which were elevated earlier in 2013 and during 2012.
Gain on sale of loans decreased $36.5 million in 2013, compared to 2012. The decrease was primarily driven by a decrease in our gain on sale margin which was impacted by the volatility in interest rates as well as spread widening in spread products such as HARP 2.0 specified pools and the non-agency market. Refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period. This decrease is partially offset by increased lending volumes primarily driven by low interest rates for most of the period. Mortgage lending volume increased by $1.2 billion or 12%, to $10.8 billion in 2013, compared to 2012. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products which outweighed the decreased lending volume as a result of our exit from the wholesale broker business. However due to interest rate movements in the latter half of 2013, mortgage volumes decreased from a high of $3.3 billion in the second quarter of 2013 to $2.0 billion in the fourth quarter of 2013.
Noninterest expense increased by $168.7 million, or 55%, in 2013, compared to 2012 primarily due to increases in salaries, commissions, and employee benefits, equipment and occupancy expense, consent order expense, and other general and administrative costs. These increases were partially offset by a decrease in other credit-related expenses.
Mortgage Banking segment growth drove the increase in salaries, commissions, and employee benefits with headcount increasing by 16% as of December 31, 2013, compared to December 31, 2012 due to the expansion of our retail and consumer direct production channels and our servicing default services. In addition, commissions increased by $21.8 million in 2013 compared to 2012.
Equipment and occupancy expense increased by $18.2 million, or 85%, in 2013 compared to 2012 primarily due to an increase in headcount of 16% as of December 31, 2013 compared to the same period in 2012. In addition, $9.6 million of the increase is related to the expansion of our retail channel and $3.9 million in fixed asset write-downs were recorded related to the expected sale of our default servicing platform.
Consent order expenses increased by $46.3 million, or 204%, in 2013, compared to 2012 due to increases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent orders with the OCC.

Other general and administrative expenses increased by $33.5 million, or 58%, in 2013 compared to 2012 primarily due to an increase in corporate allocations of $28.8 million. Additional increases are associated with operational growth within the segment including a $4.5 million increase in advertising expenses. For additional disclosure, refer to our “Analysis of Statements of Income."
Other credit-related expenses decreased by $12.6 million, or 51%, in 2013, compared to 2012. We describe our reserves related to loans subject to representations and warranties in Note 25 in our consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
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
Noninterest expense increased by $85.6 million, or 39%, in 2012, compared to 2011 primarily due to increases in salaries, commissions, and employee benefits, consent order expenses, and other general and administrative costs. These were partially offset by decreases in our repurchase reserve expenses and reserves related to our government-insured buyouts. Mortgage Banking segment growth drove the increase in salaries, commissions, and employee benefits with headcount increasing by 66% as of December 31, 2012, compared to December 31, 2011 due to the expansion of our retail and consumer direct production channels and our servicing default services.
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
Consent order expense increased by $15.7 million, or 224%, in 2012 compared to 2011 primarily due to additional costs incurred related to regulatory compliance as a result of consent order remediation.
Other credit-related expenses decreased by $12.8 million, or 34%, in 2012, compared to 2011. We describe our reserves related to loans subject to representations and warranties in Note 25 in our consolidated financial statements and in our Analysis of Statements of Condition in "Loans Subject to Representations and Warranties."
Other general and administrative expenses increased by $18.7 million, or 48%, in 2012, compared to 2011, primarily due to increased variable costs from higher mortgage originations and costs associated with the servicing portfolio resulting from default activities. Additionally corporate allocations increased due primarily to increases in technology due to Mortgage Banking segment expansion. For additional disclosure, refer to our “Analysis of Statements of Income."
Corporate Services

Corporate Services			Table 13
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Net interest income (loss)	$(6,301)	$(5,747)	$(6,641)
Noninterest income	702	172	4,723
Noninterest expense
Salaries, commissions and employee benefits	94,143	76,850	61,034
Equipment and occupancy	25,981	25,243	18,740
Other general and administrative	52,275	66,355	54,343
Intersegment allocations	(78,280)	(35,740)	(15,168)
Total noninterest expense	94,119	132,708	118,949
Loss before income taxes	$(99,718)	$(138,283)	$(120,867)
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Corporate Services segment loss decreased by $38.6 million, or 28%, in 2013, compared to 2012. Noninterest expense decreased by $38.6 million, or 29%, in 2013 compared to 2012 due to decreases in other general and administrative costs and increases in intersegment allocations partially offset by an increase in salaries, commissions, and employee benefits.

Other general and administrative costs decreased by $14.1 million, or 21%, due to a decrease in legal and professional costs. This decrease is primarily due to decreases in costs associated with strategic business acquisitions as well as costs associated with our IPO that occurred in 2012. The decreases are offset by increases in costs associated with our risk management functions, which increased in order to comply with public company requirements. Corporate allocations increased by $42.5 million in 2013 compared to 2012. Additional corporate expenses were allocated to our business segments to more closely align cost with utilization by the segments.
Salaries, commissions and employee benefits increased $17.3 million, or 23%, primarily due to headcount increases of 7% in 2013 compared to 2012. This growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Corporate Services segment earnings decreased by $17.4 million, or 14%, in 2012, compared to 2011. Noninterest income decreased by $4.6 million, or 96%, in 2012, compared to 2011 as the result of a gain on the repurchase of trust preferred securities recognized during the first quarter of 2011.
Noninterest expense increased by $13.8 million, or 12%, in 2012 compared to 2011 due to increases in salaries, commissions, and employee benefits, occupancy and equipment, other general and administrative costs and offset by an increase in intersegment allocations. Headcount increased by 23% as of December 31, 2012 compared to December 31, 2011. The growth is due to continued business development and the need for additional support services due to increased governance and regulatory requirements. Professional fees decreased by $5.0 million, or 15% in 2012 due primarily to decreases in costs associated with IPO readiness activities. The decreases are offset by expenditures related to strategic business acquisitions. Additionally, corporate allocations increased by $20.1 million in 2012. Increased costs are associated with company-wide IT initiatives as well as additional corporate expenses allocated to our business segments to more closely align with utilization by the segments.
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
The following table sets forth the fair value of investment securities classified as available for sale and the amortized cost of investment securities held to maturity as of December 31, 2013, 2012, and 2011:

Investment Securities Carrying Value			Table 14
(dollars in thousands)	2013	2012	2011
Available for sale (at fair value):
Residential CMO securities — nonagency	$1,109,271	$1,611,775	$1,895,818
Asset-backed securities	3,086	7,526	7,477
Other	3,270	577	627
Total investment securities available for sale	1,115,627	1,619,878	1,903,922
Held to maturity (at amortized cost):
Residential CMO securities — agency	41,347	106,346	159,882
Residential MBS — agency	65,965	31,901	19,132
Other	—	4,987	10,504
Total investment securities held to maturity	107,312	143,234	189,518
Total investment securities	$1,222,939	$1,763,112	$2,093,440
The amortized cost and fair value of debt securities at December 31, 2013 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, including CMO, securities, are disclosed separately in the table below, as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities			Table 15
(dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale:
After ten years
Asset-backed securities	$4,144	$3,086	1.95%
Corporate securities	2,625	2,625	4.04%
Not due at a single maturity
Residential CMO securities — agency	42	46	5.68%
Residential CMO securities — nonagency	1,097,293	1,109,271	3.69%
Residential MBS securities — agency	189	200	3.06%
Equity securities	77	399
	1,104,370	1,115,627
Held to maturity:
Not due at a single maturity
Residential CMO securities — agency	41,347	42,750	1.77%
Residential MBS securities — agency	65,965	65,171	2.71%
	107,312	107,921
	$1,211,682	$1,223,548

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
Residential — Agency
At December 31, 2013, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $41.4 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $66.2 million, or 5%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs. Our residential agency CMO securities decreased by $65.0 million, or 61%, to $41.4 million at December 31, 2013 from $106.4 million at December 31, 2012 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $34.0 million, or 106%, to $66.2 million at December 31, 2013, from $32.1 million at December 31, 2012 primarily due to purchases of additional securities.
Residential — Nonagency
At December 31, 2013, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.1 billion, or 91% of our investment securities portfolio. Our residential nonagency CMO securities decreased by $502.5 million, or 31%, to $1.1 billion at December 31, 2013, from $1.6 billion at December 31, 2012 primarily due to reductions in amortized cost resulting from principal payments received and sales of securities partially offset by purchases of additional securities as well as reductions in the fair market value of the securities held.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $725.8 million, or 65%, of our residential nonagency CMO investment securities at December 31, 2013.
We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At December 31, 2013, the portfolio carried a weighted average Fair Isaac Corporation (FICO) score of 730, an amortized loan-to-value ratio (LTV) of 61%, and was seasoned 109 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the year ended December 31, 2013, we sold residential nonagency CMO securities with a book value of $154.8 million and recorded net securities gains totaling $4.2 million. During the year ended December 31, 2012, there were no sales of residential agency or residential nonagency CMO securities.

Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at December 31, 2013 and 2012:

Loans Held for Sale		Table 16
(dollars in thousands)	2013	2012
Mortgage warehouse (carried at fair value)	$613,459	$1,452,236
Other residential (carried at fair value)	58,912	—
Total loans held for sale carried at fair value	672,371	1,452,236
Government insured pool buyouts	53,823	96,635
Other residential	8,939	539,175
Commercial and commercial real estate	56,249	—
Total loans held for sale carried at lower of cost or market value	119,011	635,810
Total loans held for sale	$791,382	$2,088,046
Mortgage Warehouse
At December 31, 2013, our mortgage warehouse loans totaled $613.5 million, or 78%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans decreased by $838.8 million from December 31, 2012 due to decreased refinance activity related to historically low interest rates as well as government refinance programs such as HARP 2.0.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 17
(dollars in thousands)	2013	2012
30 days or less	$378,736	$898,908
31- 90 days	199,743	486,419
Greater than 90 days	34,980	66,909
	$613,459	$1,452,236
Subsequent to December 31, 2013, we sold $22.9 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $12.1 million of warehouse loans were made up of conforming or government product and were current as of December 31, 2013.
Other Residential Loans Carried at Fair value
At December 31, 2013, our other residential loans carried at fair value totaled $58.9 million or 7% of our total loans held for sale portfolio. The Company has elected the fair value option of accounting under U.S. GAAP for certain longer duration residential jumbo mortgage loans held for sale. Electing to use the fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. During the year ended December 31, 2013, we sold $455.3 million of our other residential loans carried at fair value.
Government Insured
At December 31, 2013, our government insured pool buyout loans totaled $53.8 million, or 7% of our total loans held for sale portfolio. During the year ended December 31, 2013, we transferred $645.5 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At December 31, 2013, there were $50.5 million of GNMA securities that were transferred and included in the loans held for sale balance above for which we retained effective control of the assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
At December 31, 2012, our government insured pool buyout loans totaled $96.6 million, or 5%, of our total loans held for sale portfolio. During the year ended December 31, 2012, we transferred $1.9 billion of government insured pool buyouts to loans held for investment. Due to the unpredictability of the success of certain new government programs, prior to 2012, we were not able to assert to the intent to hold these loans for the foreseeable future. However during 2012 after having seen the effect of these programs on our government insured pool buyout portfolio, we were able to assert to the intent to hold for the foreseeable future.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM totaled $8.9 million, or 1%, of our total loans held for sale portfolio. Other residential loans carried at LOCOM consist of mortgage loans originated or acquired by the Company with the intent to hold for a short duration. Other residential loans decreased $530.2 million, from $539.2 million at December 31, 2012 due to a change in strategy on certain originated longer duration, jumbo preferred loans. During the year ended December 31, 2013, we sold $1.1 billion of our other residential loans carried at LOCOM compared to $181.3 million of our other residential loans during the year ended December 31, 2012.

During the twelve months ended December 31, 2013, we transferred $810.9 million in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo ARM residential mortgages which were intended to be sold in the secondary market. As a result of changing economic conditions and our capacity and desire to hold these loans on the balance sheet, we intend to hold these loans for the foreseeable future and transferred these loans to the held for investment portfolio.
Commercial and Commercial Real Estate
At December 31, 2013, our commercial and commercial real estate loans totaled $56.2 million or 7% of our total loans held for sale portfolio. Commercial and commercial real estate loans represent revolving credit facilities to other specialty finance companies, where the Company is lead agent. As lead agent the Company holds a portion of each facility within its commercial loan portfolio; with the remaining portion being held with the intent to sell.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at December 31, 2013, 2012, 2011, 2010, and 2009:

Loans and Leases Held for Investment									Table 18
	2013		2012		2011		2010		2009
(dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Residential mortgages
Residential	$5,153,106	39.0%	$3,949,284	31.5%	$3,727,542	57.2%	$2,790,512	45.8%	$2,619,248	62.9%
Government insured pool buyouts	1,891,637	14.3%	2,759,464	22.1%	829,299	12.7%	1,392,273	22.7%	605,899	14.5%
Commercial and commercial real estate	4,812,970	36.3%	4,771,768	38.2%	1,165,384	17.9%	1,230,128	20.2%	707,841	17.0%
Lease financing receivables	1,237,941	9.3%	836,935	6.7%	588,501	9.0%	451,443	7.4%	—	—
Home equity lines	151,916	1.1%	179,600	1.4%	200,112	3.1%	224,627	3.7%	227,106	5.5%
Consumer and credit card	5,154	0.0%	8,038	0.1%	8,443	0.1%	10,285	0.2%	5,781	0.1%
	13,252,724	100.0%	12,505,089	100.0%	6,519,281	100.0%	6,099,268	100.0%	4,165,875	100.0%
Allowance for loan and lease losses	(63,690)		(82,102)		(77,765)		(93,689)		(93,178)
	$13,189,034		$12,422,987		$6,441,516		$6,005,579		$4,072,697
The balances presented above include:
Net purchased loan and lease discounts	$102,416		$164,132		$237,170		$393,014		$108,289
Net deferred loan and lease origination costs	$54,107		$25,275		$19,057		$10,861		$7,576
The following table shows the contractual maturities, including scheduled principal repayments, of our commercial portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2013:

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates(1)				Table 19
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years(2)	Due After Five Years(2)	Total
Commercial and commercial real estate(3)	$1,548,081	1,719,085	1,545,804	$4,812,970

(1)	Based on contractual maturities.

(2)	As of December 31, 2013, loans maturing after one year consisted of $1.1 billion in variable rate loans and $2.2 billion in fixed rate loans.

(3)	Calculated net recorded investment does not include $30.0 million in ALLL.
Residential Mortgage Loans
At December 31, 2013, our residential mortgage loans totaled $5.2 billion, or 39%, of our total held for investment loan and lease portfolio. We primarily offer our clients residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $1.2 billion, or 30%, to $5.2 billion at December 31, 2013 from $3.9 billion at December 31, 2012. This increase was due primarily to the transfer of loans from held for sale to held for investment as disclosed in Note 6 and retained originations of $1.5 billion partially offset by paydowns and payoffs of existing loans.
For the years ended December 31, 2013 and 2012, we did not originate negative amortizing loans. The net recorded investment of interest-only loans for the years ended December 31, 2013 and 2012 was $1.9 billion. Our residential loans with interest-only features consist of organic originations for portfolio and targeted loan acquisitions, focused on financially sophisticated, mass-affluent customers that utilize the interest-only structure for wealth management. The underwriting process for this product focuses on high FICO scores and low LTV lending with a detailed review of the borrower's assets and liquidity ratio. As of December 31, 2013, over 50% of our interest-only loans had an original LTV of less than 65%.
Government Insured Buyouts
At December 31, 2013, our government insured buyout loan portfolio totaled $1.9 billion, or 14%, of our total loans held for investment portfolio. Government insured pool buyouts decreased by $867.8 million, or 31%, from $2.8 billion at December 31, 2012. The decrease was primarily the result of $594.6 million of loans transferred from loans held for investment to loans held for sale and $626.0 million of delinquent loans reaching foreclosure partially offset by mortgage pool buyout purchases of $533.1 million with the remaining decline the product of paydowns and payoffs of existing loans. We continue to acquire government insured pool buyouts for our portfolio. However, the pace of our acquisition activity through the year ended December 31, 2013 has been offset entirely by subsequent securitizations through GNMA as well as transfers to foreclosure of delinquent loans.
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
Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that a negligible amount of principal is at risk.
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
Commercial and Commercial Real Estate Loans
At December 31, 2013, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $4.8 billion, or 36% of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans remained largely unchanged at December 31, 2013 representing $4.8 billion at both December 31, 2013 and 2012. This consistency was due to origination activity of $1.2 billion offset by reductions in utilization by existing customers on lines of credit of $381.0 million, paydowns of $601.7 million and loans transferred to loans held for sale of $138.4 million of which $56.2 million remains at December 31, 2013. The decline in utilization by existing customers was driven largely by the warehouse finance line of business which is impacted negatively by the rising interest rate environment and decline in demand for the mortgages furnished by draws on these lines by our borrowers.
The Company’s lending policy related to commercial loans and commercial lines of credit considers several factors, including potential secured interests in collateral, the availability of guarantors and borrower and guarantor credit histories.
The net recorded investment in interest-only loans at December 31, 2013 and 2012 consists of the following:

	2013	2012
Commercial mortgage loans	$83,369	$188,945
Commercial loans	150,513	53,174
Commercial lines of credit	327,878	242,521
Total interest only commercial loans	$561,760	$484,640
Lease Financing Receivables
Lease financing receivables increased by $401.0 million, or 48%, to $1.2 billion, or 9% of our total held for investment loan and lease portfolio at December 31, 2013 from $836.9 million at December 31, 2012. The increase was the result of lease originations of $774.7 million, earned income of $56.0 million and purchase accounting adjustments of $17.1 million partially offset by amortization of deferred origination costs of $11.3 million, charge-offs of $4.0 million and lease paydowns, expirations and disposals. Our leases generally consist of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial and information technology equipment to small and mid-size lessees and borrowers. Of our total held for investment loan and lease portfolio, $461.6 million or 37% is held within the healthcare portfolio, $322.4 million or 26% is held within the office products portfolio and $157.6 million or 13% is held within the information technology portfolio. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded as ECF.
Home Equity Lines
At December 31, 2013, our home equity lines totaled $151.9 million, or 1% of our total held for investment loan and lease portfolio. We service home equity closed-end loans and revolving lines of credit which are typically secured by junior or senior liens on one-to-four family residential properties. Home equity lines decreased by $27.7 million, or 15%, to $151.9 million at December 31, 2013 from $179.6 million at December 31, 2012, due to paydowns on our existing lines of credit. The Company’s lending policy related to its residential portfolio requires real estate loan collateral based upon several factors, including certain loan-to-appraised-value ratios and borrower credit history. A majority of our home equity lines of credit include a period of time during which amounts can be drawn upon with the related payments representing only interest payments. Then, at the end of this contractual draw period, the outstanding amount is converted to a fixed term amortizing loan. The interest-only payment feature is standard among the industry. The net recorded investment in interest-only residential lines of credit was $121,560 and $157,781 at December 31, 2013 and 2012, respectively.
Consumer and Credit Card Loans
At December 31, 2013, consumer and credit card loans, in the aggregate, totaled $5.2 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the years ended December 31, 2013, 2012, and 2011:

Change in Mortgage Servicing Rights			Table 20
(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$375,859	$489,496	$573,196
Acquired servicing rights	65,188	14,445	—
Originated servicing rights capitalized upon sale of loans	100,426	76,238	56,268
Amortization	(126,803)	(137,433)	(96,022)
Decrease (increase) in valuation allowance	94,951	(63,508)	(39,455)
Other	(2,941)	(3,379)	(4,491)
Balance, end of period	$506,680	$375,859	$489,496
Valuation allowance:
Balance, beginning of period	$102,963	$39,455	$—
Increase in valuation allowance	693	68,206	39,455
Recoveries	(95,644)	(4,698)	—
Balance, end of period	$8,012	$102,963	$39,455
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $24.2 million, or 32%, during the year ended December 31, 2013 compared to the same period in 2012. The increase is primarily due to increased mortgage sales volume of $2.2 billion during the year ended December 31, 2013 compared to the same period in 2012.
Acquired servicing rights increased by $50.7 million for the twelve months ended December 31, 2013 due to the purchase of servicing rights of Fannie Mae residential servicing assets on April 1, 2013. The acquired servicing rights have been included in the residential class of MSR. At July 1, 2013, the transfer date, there were 86,324 loans with a weighted average interest rate of 5.1%. We will earn a weighted average servicing fee of 27 basis points on the acquired UPB allowing us to generate additional servicing income by utilizing our already existing servicing platform. We also entered into a series of agreements with Green Tree Servicing LLC (GTS), a subsidiary of Walter Investment Management Corp., on October 30, 2013 to sell approximately $13.4 billion of UPB of FNMA, FHLMC and private investor mortgage servicing rights, subject to approval by the related agencies or investors and changes in the underlying loan population through the date of transfer. Since we did not receive approval by December 31, 2013, our MSR balance includes the cost basis related to the $13.4 billion of UPB sold to GTS that was not derecognized at December 31, 2013.
Amortization expense decreased by $10.6 million, or 8%, during the year ended December 31, 2013 compared to the same period in 2012. The decrease in amortization expense is due to lower refinancing activity resulting in lower prepayment speeds compared to the same period in 2012. Annualized amortization rates as of December 31, 2013, 2012, and 2011 approximated 18.9%, 31.5%, and 22.4% respectively.
A decrease in actual prepayment speeds compared to previously expected speeds was the primary driver for the recovery of the MSR valuation allowance during the year ended December 31, 2013 compared to the same period in 2012. At December 31, 2013, we estimate that approximately 25.2% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 13.4% at December 31, 2013. During 2012, the impact of HARP 2.0 and a further decline in interest rates caused our prepayment speeds to exceed our expectations and resulted in an impairment of $63.5 million for the year ended December 31, 2012.

Other Assets
The following table sets forth other assets by category as of December 31, 2013 and 2012:

Other Assets		Table 21
(dollars in thousands)	2013	2012
Servicing advances, net of allowance of $9,642 and $11,518, respectively	$225,436	$125,118
Foreclosure claims receivable, net of allowance of $14,398 and $11,721, respectively	208,226	196,952
Income taxes receivable, net	71,372	—
Accrued interest receivable	66,782	82,965
Corporate advances, net of allowance of $6,168 and $8,967, respectively	64,702	47,778
Goodwill	46,859	46,859
Other real estate owned, net of allowance of $5,958 and $16,051, respectively	29,034	55,277
Fair value of derivatives, net	28,170	33,261
Prepaid assets	12,270	8,841
Margin receivable, net	6,370	40,260
Intangible assets, net	5,813	7,921
Other	49,840	57,833
	$814,874	$703,065
Other assets increased $111.8 million to $814.9 million at December 31, 2013 from $703.1 million at December 31, 2012. The increase was driven primarily by increases in servicing advances, foreclosure claims receivable, income taxes receivable, and corporate advances partially offset by a decrease in accrued interest receivable, other real estate owned and margin receivable.
Servicing advances increased by $100.3 million, or 80%, during the year ended December 31, 2013 compared to the same period in 2012. The increase was primarily attributable to an increase in escrow advances related to the MSR acquisition during the second quarter of 2013.
Foreclosure claims receivable increased by $11.3 million, or 6%, during the year ended December 31, 2013 compared to the same period in 2012. The increase is primarily due to growth in the amount of loans that have been transferred to foreclosure, but not conveyed back to the government agencies.
Income taxes receivable increased by $71.4 million at December 31, 2013 compared to December 31, 2012. This increase is a result of the reversal of our deferred tax asset related to reserves and impairments, favorable MSR adjustments, mark-to-market adjustments and adjustments related to the sale of nonperforming commercial assets.
Corporate advances increased by $16.9 million, or 35%, at December 31, 2013 compared to December 31, 2012 due to additional advances related to the MSR acquisition that transferred in July 2013.
Accrued interest receivable decreased by $16.2 million, or 20%, at December 31, 2013 compared to December 31, 2012 due to a $867.8 million decrease in our GNMA buyout loan portfolio, which reduced the amount of interest accrued as of December 31, 2013. This decline was largely the result of replacing buyout loans holding higher note rates with newer loans originated during the period of lower interest rates.
Other real estate owned decreased by $26.2 million, or 47%, at December 31, 2013 compared to December 31, 2012 due to the sale of our nonperforming commercial assets during the fourth quarter of 2013.
Margin receivable decreased by $33.9 million, or 84%, during the year ended December 31, 2013 compared to the same period in 2012. The decrease is primarily attributable to a decrease in collateral posted for certain derivative trading activity related to hedging of our pipeline that is not subject to a master netting arrangement. We had lower volume in our pipeline coupled with higher interest rates at December 31, 2013 compared to December 31, 2012.
Deferred Tax Asset
Our net deferred tax asset decreased $119.5 million, to $51.4 million at December 31, 2013 from $170.9 million at December 31, 2012. See Note 19 in our consolidated financial statements for more information on taxes.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income increased by $34.2 million to a loss of $52.6 million at December 31, 2013, from a loss of $86.8 million at December 31, 2012, primarily due to the reclassifications of unrealized losses during the period and a reduction in net unrealized losses as a result of changes in fair value related to our interest rate swaps partially offset by an increase in net unrealized losses as a result of changes in the fair value of our available for sale securities and a reclassification of $4.2 million of unrealized gains into earnings related to the sale of available for sale securities. We reclassified $31.0 million in pretax unrealized losses to other noninterest income related to the early extinguishment of $770.0 million in principal of our FHLB advances.
Loan and Lease Quality
We use a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our portfolio of loans and leases. Our underwriting policies and practices govern the risk profile, credit and geographic concentration for our loan and lease portfolios. We also have a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our ALLL, we have additional protections against potential credit losses, including credit indemnification agreements, purchase discounts on acquired loans and leases and other credit-related reserves, such as those on unfunded commitments.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at December 31, 2013 and 2012:

Carrying Value of ACI Loans			Table 22
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
2013
UPB or contractual net investment	$696,222	$339,179	$1,035,401
Plus: contractual interest due or unearned income	578,945	101,297	680,242
Contractual cash flows due	1,275,167	440,476	1,715,643
Less: nonaccretable difference	522,589	39,208	561,797
Less: Allowance for loan losses	4,925	9,834	14,759
Expected cash flows	747,653	391,434	1,139,087
Less: accretable yield	101,183	59,663	160,846
Carrying value	$646,470	$331,771	$978,241
Carrying value as a percentage of UPB or contractual net investment	93%	98%	94%
2012
UPB or contractual net investment	$906,421	$527,472	$1,433,893
Plus: contractual interest due or unearned income	737,098	230,858	967,956
Contractual cash flows due	1,643,519	758,330	2,401,849
Less: nonaccretable difference	666,039	144,713	810,752
Less: Allowance for loan losses	5,175	16,789	21,964
Expected cash flows	972,305	596,828	1,569,133
Less: accretable yield	111,868	108,540	220,408
Carrying value	$860,437	$488,288	$1,348,725
Carrying value as a percentage of UPB or contractual net investment	95%	93%	94%
In our residential portfolio, no significant impairment charge was recognized for the year ended December 31, 2013. Within this portfolio, we also reclassified $20.0 million from nonaccretable difference to accretable yield due to increases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, additional impairment of $1.2 million was recognized for the year ended December 31, 2013, while charge-offs against the allowance for loan loss over the same period totaled $8.1 million. Within this portfolio, we reclassified $17.1 million from nonaccretable difference to accretable yield due to increases in cash flow expectations driven by reduced probability of default on the commercial real estate portfolio acquired from BPL in 2012.

For non-ACI loans and lease financing receivables accounted for under ASC 310-20, we periodically monitor the accretable purchase discount and recognize an allowance for loan and lease loss if the discount is not sufficient to absorb incurred losses. The following table presents a bridge from UPB, or contractual net investment, to carrying value for non-ACI loans and lease financing receivables accounted for under ASC 310-20 at December 31, 2013 and 2012:

Recorded Investment of Non-ACI Loans and Leases					Table 23
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Lease Financing Receivables	Other	Total
Under ASC 310-20
2013
UPB or contractual net investment	$2,043,787	$1,939,755	$28,783	$23,338	$4,035,663
Less: net purchase discount	59,774	(20,084)	4,453	11,313	55,456
Recorded investment	$1,984,013	$1,959,839	$24,330	$12,025	$3,980,207
Recorded investment as a percentage of UPB or contractual net investment	97%	101%	85%	52%	99%
2012
UPB or contractual net investment	$3,069,948	$2,153,674	$93,042	$31,838	$5,348,502
Less: net purchase discount	89,595	(22,859)	17,841	12,468	97,045
Recorded investment	$2,980,353	$2,176,533	$75,201	$19,370	$5,251,457
Recorded investment as a percentage of UPB or contractual net investment	97%	101%	81%	61%	98%
Our residential non-ACI portfolio consists of loans we have strategically acquired over the years. During the year ended December 31, 2013, we recognized $6.5 million in related premiums as well as $35.9 million in discount accretion through interest income.
Our commercial non-ACI portfolio consists of certain loans acquired from Bank of Florida and BPL. Loans acquired from Bank of Florida consist of revolving lines of credit that do not fall within the scope of ASC 310-30 due to their revolving nature. Loans acquired from BPL consist of commercial real estate loans to small and mid-size business clients that did not have evidence of credit deterioration since origination at the time we purchased these loans. During the year ended December 31, 2013, we recognized $5.4 million in related premiums as well as $2.6 million in discount accretion through interest income.
Our lease financing receivables non-ACI portfolio consists of leases acquired from Tygris that did not have evidence of credit deterioration since origination when we purchased these leases.  The purchase discount related to this portfolio is considered to be the additional discount when comparing our carrying value to the contractual net investment of the leases as recorded by Tygris prior to our acquisition and represents additional yield in addition to the normal yield associated with these leases.  During the year ended December 31, 2013, we recognized $13.4 million in discount accretion through interest income.
Our other non-ACI portfolio consists of home equity lines and consumer loans acquired from Bank of Florida that either do not fall within the scope of ASC 310-30 due to their revolving nature or that did not have evidence of credit deterioration since origination at the time we purchased these loans. During the year ended December 31, 2013 there was no significant change in the amount of purchase discount.
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
During December 2013, we sold certain non-performing assets including commercial loans accounted for under ASC 310-30 with a net recorded investment totaling $33.9 million, commercial impaired loans with a net recorded investment totaling $43.8 million and other real estate owned totaling $24.2 million. In conjunction with the transfer, we reclassified the identified commercial loans from loans held for investment to loans held for sale recognizing additional provision for loan losses of $3.2 million and increasing the valuation allowance on the referenced other real estate owned by $1.0 million.

The following table sets forth the composition of our NPA, including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets(1)					Table 24
	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans and leases:
Residential mortgages	$59,526	$73,752	$81,594	$53,719	$52,820
Commercial and commercial real estate	18,569	76,289	104,829	153,024	136,924
Lease financing receivables	4,527	2,010	2,385	3,755	—
Home equity lines	3,270	4,246	4,251	2,420	5,149
Consumer and credit card	18	332	419	920	58
Total non-accrual loans and leases	85,910	156,629	193,478	213,838	194,951
Accruing loans 90 days or more past due	—	—	6,673	1,754	1,362
Total non-performing loans (NPL)	85,910	156,629	200,151	215,592	196,313
Other real estate owned (OREO)	29,034	40,492	42,664	37,450	24,087
Total non-performing assets (NPA)	114,944	197,121	242,815	253,042	220,400
Troubled debt restructurings (TDR) less than 90 days past due	76,913	90,094	92,628	70,173	95,482
Total NPA and TDR(1)	$191,857	$287,215	$335,443	$323,215	$315,882
Total NPA and TDR	$191,857	$287,215	$335,443	$323,215	$315,882
Government-insured 90 days or more past due still accruing	1,039,541	1,729,877	1,570,787	553,341	589,842
Loans and leases accounted for under ASC 310-30:
90 days or more past due	10,083	79,984	149,743	195,425	—
OREO	—	16,528	19,456	19,166	—
Total regulatory NPA and TDR	$1,241,481	$2,113,604	$2,075,429	$1,091,147	$905,724

Adjusted credit quality ratios: (1)
NPL to total loans	0.61%	1.08%	2.18%	2.98%	3.67%
NPA to total assets	0.65%	1.08%	1.86%	2.11%	2.73%
NPA and TDR to total assets	1.09%	1.57%	2.57%	2.69%	3.92%
Credit quality ratios including government-insured loans and loans and leases accounted for under ASC 310-30:
NPL to total loans	8.12%	13.55%	20.95%	13.31%	14.68%
NPA to total assets	6.60%	11.09%	15.20%	8.50%	10.05%
NPA and TDR to total assets	7.04%	11.59%	15.91%	9.09%	11.24%

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

Total NPA and TDR decreased by $95.4 million, or 33%, to $191.9 million at December 31, 2013 from $287.2 million at December 31, 2012. This decrease was comprised of a $70.7 million decrease in nonaccrual loans and leases, an $11.5 million decrease in OREO and a $13.2 million decrease in TDRs less than 90 days past due. The December 2013 sale of non-performing commercial assets discussed above contributed to these deceases with a $44.5 million decrease in nonaccrual loans and a $13.1 million decrease in OREO.
Total regulatory NPA and TDR decreased by $872.1 million, or 41%, to $1.2 billion at December 31, 2013 from $2.1 billion at December 31, 2012. This decrease was primarily driven by a $690.3 million decrease in governmental insured 90 days or more past due still accruing. Additionally, loans and leases accounted for under ASC 310-30 decreased by $69.9 million and OREO accounted for under ASC 310-30 decreased by $16.5 million. The December 2013 sale of non-performing commercial assets discussed above contributed to these deceases with a $44.5 million decrease in nonaccrual loans, a $31.6 million decrease in loans accounted for under ASC 310-30 and a $15.8 million decrease in OREO.
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
In addition to the problem loans described above, as of December 31, 2013, we had special mention loans and leases totaling $46.0 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $45.1 million, or 49%, to $46.0 million at December 31, 2013, from $91.0 million at December 31, 2012. Loans and leases rated as special mention totaled $46.0 million, or 0.3% of the total loan portfolio at December 31, 2013, including $12.1 million acquired from Bank of Florida and $22.1 million acquired in the BPL acquisition.
During 2013, $9.1 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $3.7 million was included in net interest income during 2013.
Analysis for the Allowance for Loan and Lease Losses
The following table allocates the allowance for loan and lease losses by category:

Allowance for Loan and Lease Losses										Table 25
	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$26,497	41.6%	$33,631	41.0%	$43,454	55.9%	$46,584	49.7%	$56,653	60.8%
Commercial and commercial real estate	29,987	47.1%	39,863	48.5%	28,209	36.3%	33,490	35.8%	26,576	28.5%
Lease financing receivables	4,273	6.7%	3,181	3.9%	3,766	4.8%	2,454	2.6%	—	—
Home equity lines	2,812	4.4%	5,265	6.4%	2,186	2.8%	10,907	11.6%	9,651	10.4%
Consumer and credit card	121	0.2%	162	0.2%	150	0.2%	254	0.3%	298	0.3%
	$63,690	100%	$82,102	100%	$77,765	100%	$93,689	100%	$93,178	100%
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
Individual loans and leases considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan or lease type, length of delinquency, insufficient collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information, such as Broker Price Opinions. Updated financial information on commercial and commercial real estate loans is also obtained from the borrower at least annually, or more frequently if the loan becomes delinquent. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans held for investment for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 were 0.21%, 0.31%, 1.02%, 1.46%, and 1.35%, respectively.
The ALLL totaled $63.7 million at December 31, 2013, a decrease of $18.4 million from December 31, 2012 primarily due to improved credit quality associated with the commercial and commercial real estate portfolios as well as the home equity lines and residential mortgage portfolio. The ALLL totaled $82.1 million at December 31, 2012, an increase of $4.3 million from December 31, 2011 primarily due to growth in our commercial and commercial real estate portfolios. The ALLL totaled $77.8 million at December 31, 2011, a decrease of $15.9 million from December 31, 2010, primarily due to lower provision expense as a function of decreased gross charge offs for commercial and commercial real estate portfolios partially offset by an increase in gross charge offs in residential portfolios.
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

The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 26
	December 31, 2013			December 31, 2012
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$21,572	$4,925	$26,497	$28,456	$5,175	$33,631
Commercial and commercial real estate	20,153	9,834	29,987	23,074	16,789	39,863
Lease financing receivables	4,273	—	4,273	3,181	—	3,181
Home equity lines	2,812	—	2,812	5,265	—	5,265
Consumer and credit card	121	—	121	162	—	162
Total ALLL	$48,931	$14,759	$63,690	$60,138	$21,964	$82,102
ALLL as a percentage of loans and leases held for investment	0.40%	1.49%	0.48%	0.54%	1.60%	0.66%

Residential mortgages	$6,393,348	$651,395	$7,044,743	$5,843,136	$865,612	$6,708,748
Commercial and commercial real estate	4,471,365	341,605	4,812,970	4,266,691	505,077	4,771,768
Lease financing receivables	1,237,941	—	1,237,941	836,935	—	836,935
Home equity lines	151,916	—	151,916	179,600	—	179,600
Consumer and credit card	5,154	—	5,154	8,038	—	8,038
Total loans and leases held for investment	$12,259,724	$993,000	$13,252,724	$11,134,400	$1,370,689	$12,505,089
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $1.1 billion, or 10%, to $12.3 billion at December 31, 2013 from $11.1 billion at December 31, 2012. The growth is primarily attributable to new originations and strategic acquisitions of residential mortgages.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $550.2 million, or 9%, to $6.4 billion at December 31, 2013, from $5.8 billion at December 31, 2012. The ALLL for residential mortgages, excluding ACI loans, decreased by $6.9 million, or 24%, to $21.6 million at December 31, 2013, from $28.5 million at December 31, 2012 as a result of the continued performance of our high credit quality residential mortgage portfolio. Charge-off activity for residential mortgages decreased 19% to $15.6 million for the year ended December 31, 2013 from $19.2 million for year ended December 31, 2012. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $204.7 million, or 5%, to $4.5 billion at December 31, 2013, from $4.3 billion at December 31, 2012. The increase is due to the organic growth in our commercial and commercial real estate portfolio during the year ended December 31, 2013.
The ALLL for commercial and commercial real estate, excluding ACI loans, decreased by 13%, to $20.2 million at December 31, 2013, from $23.1 million at December 31, 2012. The reserve on loans collectively evaluated for impairment increased by 14%, to $19.9 million at December 31, 2013, from $17.5 million at December 31, 2012. The reserves on loans individually evaluated for impairment decreased by 96% to $0.2 million at December 31, 2013, from $5.6 million at December 31, 2012. The outstanding balance of loans individually evaluated for impairment decreased by 75% from December 31, 2012 to December 31, 2013 as the result of the sale of nonperforming loans and assets disclosed at Note 8.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained static at 0.5% as of December 31, 2013 compared with 0.5% at December 31, 2012. This consistency in coverage ratio is reflective of continued diligence in ensuring that newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened period may be used which is more reflective of expected future losses. At December 31, 2013, three segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 12, 8 and 4 quarters as compared with of 8, 7 and 5 quarters used at December 31, 2012. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate increased by 50% to $12.9 million for the year ended December 31, 2013, from $8.6 million for the year ended December 31, 2012. Loan delinquency is one of the leading indicators of credit quality. As of December 31, 2013, 0.1% of the recorded investment in commercial and commercial real estate was past due as compared to 1.8% as of December 31, 2012.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the years ended December 31, 2013, 2012, 2011, 2010, and 2009:

Allowance for Loan and Lease Losses Activity					Table 27
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
ALLL, beginning of period	$82,102	$77,765	$93,689	$93,178	$32,653
Charge-offs:
Residential mortgages	15,575	19,226	36,664	19,730	8,351
Commercial and commercial real estate	12,917	8,597	19,446	46,168	47,930
Lease financing receivables	3,651	3,671	5,371	6,050	—
Home equity lines	1,816	3,295	5,806	7,540	5,219
Consumer and credit card	69	163	193	610	156
Total charge-offs	34,028	34,952	67,480	80,098	61,656
Recoveries:
Residential mortgages	1,696	650	46	267	244
Commercial and commercial real estate	4,786	6,056	2,028	598	6
Lease financing receivables	604	275	116	2	—
Home equity lines	513	248	24	187	17
Consumer and credit card	76	61	35	214	2
Total recoveries	7,675	7,290	2,249	1,268	269
Net charge-offs	26,353	27,662	65,231	78,830	61,387
Provision for loan and lease losses	12,038	31,999	49,704	79,341	121,912
Other	(4,097)	—	(397)	—	—
ALLL, end of period	$63,690	$82,102	$77,765	$93,689	$93,178
Net charge-offs to average loans and leases held for investment	0.21%	0.31%	1.02%	1.46%	1.35%
Net charge-offs for the year ended December 31, 2013 totaled $26.4 million, down $1.3 million over the year ended December 31, 2012. Net charge-offs for 2012 totaled $27.7 million, down $37.6 million from 2011. These decreases in net charge-offs are primarily a result of stabilizing property values of the commercial real estate portfolio. Net charge-offs for 2011 totaled $65.2 million, down $13.6 million over 2010. Net charge-offs increased from $61.4 million in 2009 to $78.8 million in 2010. Residential mortgage net charge-offs for the year ended December 31, 2013 totaled $13.9 million. Residential mortgage net charge-offs for 2012 totaled $18.6 million. Residential mortgages experienced increasing levels of net charge-offs from 2009 to 2011, growing from $8.1 million to $36.6 million, respectively. Subsequent to this period of increasing net charge-offs, which peaked in 2011, net chargeoffs have declined over the subsequent two years with net charge-offs totaling $13.9 million for the year ended December 31, 2013.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct and correspondent channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and Freddie Mac (FHLMC). A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales and securitizations.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors that have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to prepayment and default protection was $1.6 billion at December 31, 2013.  Total originations of community reinvestment loans sold under the State of Florida housing program was minimal.
As of December 31, 2013, we had 340 active repurchase requests. We have summarized the activity for the years ended December 31, 2013, 2012, and 2011 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity (2)			Table 28

	2013	2012	2011
Agency	144	121	176
Agency Aggregators / Non-GSE (1)	256	316	316
Repurchase requests received	400	437	492
Agency	75	92	111
Agency Aggregators / Non-GSE (1)	148	177	163
Requests successfully defended	223	269	274
Agency	27	53	51
Agency Aggregators / Non-GSE (1)	76	112	81
Loans repurchased, indemnified or made whole	103	165	132
Agency	$2,315	$4,766	$3,202
Agency Aggregators / Non-GSE (1)	6,668	12,867	9,240
Net realized losses on loan repurchases	$8,983	$17,633	$12,442
Years of origination of loans repurchased	2000 - 2013	2000-2012	2001-2011

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.

(2)	In 2012, we updated our methodology for calculating the categories above. As a result, historical periods have been updated to provide comparable information.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 29
Losses to date	2004-2005	2006-2009	2010-2013	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$28,443,890	$58,775,880
Request rate	0.41%	1.82%	0.24%	0.81%
Requests received	212	1,612	302	2,126

Pending requests	38	263	34	335
Resolved requests	174	1,349	268	1,791
Repurchase rate	41%	40%	21%	37%

Loans repurchased	72	540	57	669
Average loan size	$222	$215	$229	$223
Loss severity	12%	47%	9%	38%

Losses realized	$1,912	$54,296	$1,111	$57,319
Losses realized (bps)	1.7	28.6	0.4	9.8

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
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
The following is a rollforward of our reserves for repurchase losses for the years ended December 31, 2013, 2012 and 2011:

Reserves for Loans Sold or Securitized			Table 30
(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$27,000	$32,000	$26,798
Provision for new sales/securitizations	3,759	756	877
Provision for changes in estimate of existing reserves	(1,551)	11,877	16,767
Net realized losses on repurchases	(8,983)	(17,633)	(12,442)
Balance, end of period	$20,225	$27,000	$32,000

Quarters of coverage ratio(1)	9	6	10

(1)	Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
The liability for repurchase losses was $20.2 million as of December 31, 2013, compared to $27.0 million as of December 31, 2012. The decrease in the liability since December 31, 2012 is primarily due to the continued run-off of losses that were estimated in the prior periods partially offset by the provisioning for new sales and securitizations as well as changes in estimates due to increased information and clarity into the repurchase loan pipeline. The liability has decreased due to the amount of incoming repurchase requests declining from $100.5 million for the year ended December 31, 2012, of which $66.3 million relate to vintage book years 2007 - 2009, to $91.8 million for the year ended December 31, 2013, of which $45.9 million relate to vintage book years 2007 - 2009. The liability was further impacted by a decrease to provision expense from $2.2 million for the year ended December 31, 2013 compared to $12.6 million for the year ended December 31, 2012 due to stabilization of property values over the last 12 months compared to the same period in 2012. The liability increased significantly during the year ended December 31, 2011 primarily due to provision expense of $17.6 million recognized as a result of increased repurchase request activity and outstanding repurchase demands.

Our quarters of coverage ratio showed approximately 9 quarters of coverage given our current reserve levels at December 31, 2013. Until 2009, we sold a majority of our loans servicing released and as a result, we have less visibility into the current delinquency status of these populations of loans and thus the elevated coverage ratio. Unlike reserves for loans we service where we have insight into the current delinquency status of the population, the calculated repurchase reserve is based on historical repurchase trends.
We performed a sensitivity analysis on our loan repurchase reserve by varying the foreclosure rate, repurchase rate, frequency and severity assumptions independently for each loan sale vintage year. By increasing the these assumptions by 20%, the reserve balance as of December 31, 2013 would have increased by 28% from the baseline. Conversely, by decreasing these assumptions by 20%, the reserve balance as of December 31, 2013 would have decreased by 22%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
The sensitivity analysis for the loan repurchase reserve as of December 31, 2013 is as follows:

Sensitivity of Repurchase Reserve					Table 31
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for originated loan repurchases	$25,917	$23,008	$20,225	$18,010	$15,862
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at December 31, 2013. At December 31, 2013, we were actively servicing $1.3 billion of remaining UPB. During 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the years ended December 31, 2013, 2012, and 2011 :

Reserves for Repurchase Obligations for Loans Serviced			Table 32
(dollars in thousands)	2013	2012	2011
Balance, beginning of period	$26,026	$30,364	$30,000
Provision for changes in estimate of existing reserves	9,400	10,457	18,586
Net realized losses on repurchases	(11,758)	(14,795)	(18,222)
Balance, end of period	$23,668	$26,026	$30,364

Quarters of coverage ratio (1)	8	7	7
(1) Quarters of coverage ratio is calculated as the current reserve for repurchases divided by the average realized losses over the previous four quarters.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of December 31, 2013 would have increased by 41% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of December 31, 2013 would have decreased by 37%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of December 31, 2013 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 33
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$33,298	$27,980	$23,668	$18,730	$14,799
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits by Category								Table 34
	December 31,
	2013			2012			2011
(dollars in thousands)	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate
Noninterest-bearing demand	$1,076,631	$1,413,108	0.00%	$1,445,783	$1,500,925	0.00%	$1,234,615	$1,123,830	0.00%
Interest-bearing demand	3,006,401	2,970,596	0.70%	2,681,769	2,267,069	0.75%	2,124,306	2,052,353	0.89%
Market-based money market accounts	413,137	420,919	0.69%	439,399	437,328	0.76%	455,204	451,740	0.93%
Savings and money market accounts, excluding market-based	5,110,992	5,019,352	0.70%	4,451,843	4,056,511	0.77%	3,759,045	3,682,067	0.91%
Market-based time	597,858	661,640	0.79%	736,612	833,707	0.94%	901,053	947,133	0.94%
Time, excluding market-based	3,056,321	3,298,679	1.14%	3,386,982	2,315,432	1.27%	1,791,540	1,770,342	1.81%
	$13,261,340			$13,142,388			$10,265,763
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000:

Deposit Maturity	Table 35
(dollars in thousands)	December 31, 2013
3 months or less	$485,649
3 through 6 months	213,568
6 through 12 months	233,995
12 through 24 months	310,229
24 through 36 months	183,134
Over 36 months	204,578
Total certificates of deposit with denominations greater than or equal to $100,000	$1,631,153
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
Total deposits increased by $0.1 billion to $13.3 billion at December 31, 2013 from $13.1 billion at December 31, 2012. As a result of decreased advertising and marketing spending, deposit growth slowed during 2013 by design to match decreased asset funding requirements. During the year ended December 31, 2013, noninterest-bearing deposits decreased by $0.4 billion to $1.1 billion, primarily due to decreases in our escrow deposits and business accounts. Interest-bearing deposits increased by $0.5 billion to $12.2 billion at December 31, 2013 from $11.7 billion at December 31, 2012. This increase in interest-bearing deposits is primarily due to growth in savings and money market accounts and interest-bearing demand accounts. This increase was partially offset by a decrease in time deposits.
Total deposits increased by $2.9 billion to $13.1 billion at December 31, 2012 from $10.3 billion at December 31, 2011. The increase in deposits was a result of increased marketing initiatives we executed during 2012 as part of our growth plan. Noninterest-bearing deposits increased by $0.2 billion to $1.4 billion at December 31, 2012 from $1.2 billion at December 31, 2011, primarily due to an increase in our business accounts and escrow deposits. Interest-bearing deposits increased by $2.7 billion to $11.7 billion at December 31, 2012 from $9.0 billion at December 31, 2011 . The increase in interest-bearing deposits was due to growth in time deposits, savings and money market accounts.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings decreased by $0.7 billion, or 22%, to $2.4 billion at December 31, 2013 from $3.0 billion at December 31, 2012. This decrease in FHLB borrowings is primarily attributable to a decline in short-term assets including warehouse loans held for sale and an increase in deposits partially offset by an increase in longer duration loans held for investment. Our FHLB borrowings increased by $1.8 billion, to $3.0 billion at December 31, 2012 from $1.2 billion at December 31, 2011. The increased borrowings during 2012 were used to fund a portion of our asset growth throughout the year and in preparation for the BPL acquisition. Additionally, during 2012 we used wholesale funding in order to take advantage of historically low fixed borrowing rates. See "Liquidity Management" for information on remaining borrowing capacity.
The following table provides a summary of our FHLB advances at December 31, 2013, 2012 and 2011:

FHLB Borrowings Outstanding				Table 36
	Weighted-Average Maturity (4)	2013	2012	2011
(dollars in thousands)	(in years)
Fixed-rate advances with a weighted-average interest rate of 1.60%, 2.05%, and 2.45%, respectively(1)	3.74	$2,353,000	$2,412,858	$846,786
Convertible advances with a weighted-average fixed rate of 0.00%, 4.24%, and 4.42%, respectively(2)	—	—	17,000	44,000
Overnight advances with a weighted-average floating interest rate of 0.00%, 0.36%, and 0.36%, respectively(3)	—	—	600,500	345,500
		$2,353,000	$3,030,358	$1,236,286

(1)	Interest is payable either monthly or quarterly.

(2)	Convertible advances are callable quarterly by FHLB; interest is payable on call dates.

(3)	Overnight advance rates are adjusted daily by FHLB.

(4)	Weighted-average maturity is calculated as of December 31, 2013.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month-end during the years ended December 31, 2013, 2012 and 2011, respectively.

FHLB Borrowings			Table 37
(dollars in thousands)	2013	2012	2011
Fixed-rate advances:
Average daily balance	$2,304,691	$1,639,703	$688,091
Weighted-average interest rate	1.98%	1.93%	3.43%
Maximum month-end amount	$2,642,700	$2,412,858	$846,786
Convertible advances:
Average daily balance	$7,452	$27,503	$44,000
Weighted-average interest rate	4.24%	4.38%	4.42%
Maximum month-end amount	$17,000	$44,000	$44,000
Overnight advances:
Average daily balance	$33,890	$235,260	$60,344
Weighted-average interest rate	0.39%	0.40%	0.36%
Maximum month-end amount	$200,500	$840,500	$410,000
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
In early October 2013, the Company settled an additional FHLB advance with a principal balance of $104.0 million that was agreed to be extinguished effective September 30, 2013. The consideration paid for this early extinguishment was $93.6 million representing the net settlement of the advance balance. The resulting gain of $10.4 million realized upon extinguishment was recorded in other noninterest income in the consolidated statements of income.
Repurchase Agreements
The following table provides a summary of our repurchase agreements at December 31, 2013 and 2012:

Repurchase Agreements Outstanding		Table 38
(dollars in thousands)	2013	2012
Repurchase agreements with a weighted-average interest rate of 0.00% and 1.67%, respectively	$—	$142,322
Weighted-average maturity (in years)	—	0.046

The table below summarizes the average outstanding balance of our repurchase agreements, the weighted average interest rate, and the maximum amount of repurchase agreements at any month-end during the years ended December 31, 2013 and 2012.

Repurchase Agreements		Table 39
(dollars in thousands)	2013	2012
Repurchase agreements:
Average daily balance	$13,945	$125,509
Weighted-average interest rate	1.94%	1.89%
Maximum month-end amount	$20,000	$504,565
Trust Preferred Securities
Our outstanding trust preferred securities totaled $103.8 million at December 31, 2013 and December 31, 2012.
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
We continued to maintain a strong liquidity position during 2013. Cash and cash equivalents were $0.8 billion, available for sale investment securities were $1.1 billion, and total deposits were $13.3 billion as of December 31, 2013.
As of December 31, 2013, we had a $4.6 billion line of credit with the FHLB, of which $2.4 billion was utilized. Based on asset size, the maximum potential line available with the FHLB was $6.2 billion at December 31, 2013, assuming eligible collateral to pledge. As of December 31, 2013, we pledged collateral with the FRB that provided $53.5 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At December 31, 2013, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.6 billion with $64.7 million in outstanding balances. Although our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.6 billion at December 31, 2013, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum availability for this type of funding. As of December 31, 2013, our availability under federal funds commitments was $40.0 million with no outstanding borrowings.
We continue to evaluate the ultimate impact of the implementation of the new capital and liquidity standards under the Basel III Capital Rules and the Dodd-Frank Act on the Company's liquidity management functions. See also the discussion under "Business--Recent Regulatory Developments" and “Risk Factors-Regulatory and Legal Risk Factors.”
Capital Management
Management, and our Board of Directors, regularly reviews our capital position to help ensure it is appropriately positioned under various operating and market environments.
2013 Capital Actions
On January 24, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, payable on February 22, 2014, to stockholders of record as of February 11, 2014. Also on January 24, 2014, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on April 7, 2014, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of March 21, 2014.
On October 22, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, payable on November 22, 2013, to stockholders of record as of November 12, 2013. Also on October 22, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on January 6, 2014, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of December 20, 2013.
On July 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, payable on August 23, 2013, to stockholders of record as of August 12, 2013. Also on July 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on October 5, 2013, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of September 20, 2013.
On April 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.02 per common share, which was paid on May 21, 2013, to stockholders of record as of May 9, 2013. Also on April 23, 2013, the Company's Board of Directors declared a quarterly cash dividend of $421.875, which was paid on July 5, 2013, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of June 20, 2013.

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
At December 31, 2013, EverBank exceeded all regulatory capital requirements and was considered to be “well-capitalized” with a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 14.3%. Management believes, at December 31, 2013, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at December 31, 2013 and December 31, 2012:

Regulatory Capital (bank level)		Table 40
(dollars in thousands)		December 31, 2013	December 31, 2012
Shareholders’ equity		$1,662,164	$1,518,934
Less:	Goodwill and other intangibles	(51,072)	(54,780)
	Disallowed servicing asset	(20,469)	(32,378)
	Disallowed deferred tax asset	(63,749)	(67,296)
Add:	Accumulated losses on securities and cash flow hedges	50,608	83,477
Tier 1 Capital		1,577,482	1,447,957
Add:	Allowance for loan and lease losses	63,690	82,102
Total regulatory capital		$1,641,172	$1,530,059
Adjusted total assets		$17,554,236	$18,141,856
Risk-weighted assets		11,467,411	11,339,415
The regulatory capital ratios for EverBank, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 41
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
December 31, 2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
Restrictions on Paying Dividends
Federal banking regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OCC regulates all capital distributions by EB directly or indirectly to us, including dividend payments. EB may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EB that it is subject to heightened supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as EB is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EB also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an “unsafe and unsound” banking practice.
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of December 31, 2013 and 2012.

Interest Rate Sensitivity	Table 42
(dollars in thousands)	2013		2012
	Net Change in EVE	% Change of EVE	Net Change in EVE	% Change of EVE
Up 300 basis points	$(42,848)	(2.0)%	$392,915	17.1%
Up 200 basis points	32,737	1.6%	348,431	15.2%
Up 100 basis points	52,188	2.5%	217,315	9.5%
Down 100 basis points	(145,849)	(7.0)%	(300,577)	(13.1)%
The projected change in EVE to changes in interest rates at December 31, 2013 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
During the year ended December 31, 2013, regulatory changes were created by the Volcker Rule, as previously discussed in the Recent Regulatory Developments section of Item 1. Business. The regulation classifies certain investments including collateralized mortgage obligations and other corporate securities as covered funds, which cannot be held by an insured depository institution. During our evaluation of the impact of these changes, investments with a carrying value of $257.2 million at December 31, 2013, were identified that may be required to be divested. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
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
Commodity Market Risk
Commodity risk represents exposures to deposit instruments linked to various commodity and metals markets. We offer market-based deposit products consisting of MarketSafe® products, which provide investment capabilities for clients seeking portfolio diversification with respect to commodities and other indices, which are typically unavailable from our banking competitors. MarketSafe® deposits rate of return is based on the movement of a particular market index. In order to manage the risk that may occur from fluctuations in the related markets, we enter into offsetting options with exactly the same terms as the commodity linked MarketSafe® deposits, which provide an economic hedge.
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
We service mortgage loans for ourselves and others. See Note 9 to the consolidated financial statements included in this report regarding servicing activities.
During 2013, we created a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding) to facilitate private securitization transactions. Total securitizations by EverBank Funding through December 31, 2013 were $610.6 million. These securitization transactions issued certificates that were offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.
                In connection with the securitization transactions, we sold, on a servicing-retained basis, certain residential mortgage loans we originated to unaffiliated purchasers (the Sellers). The Sellers subsequently sold such mortgage loans to EverBank Funding, which transferred the mortgage loans to the issuing trusts in exchange for the offered certificates and certain non-offered certificates. None of the certificates were retained by EverBank Funding or any affiliate of EverBank Funding.
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

Contractual Obligations and Credit Commitments
The following tables contain supplemental information regarding our total contractual obligations and credit commitments as of December 31, 2013:

Contractual Obligations and Credit Commitments					Table 43
	Payments Due by Period
(dollars in thousands)	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Contractual obligations
Deposits without a stated maturity(1)	$9,607,161	$—	$—	$—	$9,607,161
Time deposits	2,124,886	1,050,226	443,985	44,249	3,663,346
Other borrowings(2)	774,000	521,000	640,000	442,000	2,377,000
Trust preferred securities	—	—	—	103,750	103,750
Interest on interest-bearing debt(3)	56,606	143,523	94,900	205,823	500,852
Operating lease obligations	20,775	31,634	18,088	26,527	97,024
Interest rate swap agreements(4)	6,021	16,816	4,971	7,951	35,759
Forward contracts to sell residential mortgage loans (5)	1,001,489	—	—	—	1,001,489
Commitments to originate residential mortgage loans (6)	590,020	—	—	—	590,020
Strategic marketing and promotional arrangements	3,647	—	—	—	3,647
Total contractual obligations	$14,184,605	$1,763,199	$1,201,944	$830,300	$17,980,048
Credit commitments (7)
Unfunded commitments to extend credit (8)	$2,029,266	$211,608	$154,373	$45,033	$2,440,280
Standby letters of credit	340	800	—	—	1,140
Total credit commitments	$2,029,606	$212,408	$154,373	$45,033	$2,441,420
Total contractual obligations and credit commitments	$16,214,211	$1,975,607	$1,356,317	$875,333	$20,421,468
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

(2)
Refer to Note 14 of the consolidated financial statements for additional information on other borrowings. This amount excludes the $50,000 forward dated borrowing agreement that EverBank is due to enter into in September 2014 with an interest rate of 2.10%.

(3)
The variable interest rate component on other borrowings and trust preferred securities has been forecasted based on a yield curve at December 31, 2013 for the purpose of estimating future payments relating to these obligations. The fixed rate interest component is calculated based on the fixed rate in the debt agreement.

(4)
Interest rate swap amounts are derived from the forecast of three-month LIBOR at December 31, 2013 on all open swap positions at that date. Open swap positions relate to asset and liability hedge swaps and trust preferred hedge swaps.

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

(8)	Includes $377,337 of commercial and leasing pipeline.
Our liability for unrecognized tax benefits (UTBs) as of December 31, 2013 was $1.3 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in the table above. For further detail on the impact of income taxes refer to Note 19 in the consolidated financial statements.
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
The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on these securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Trading and available for sale securities are measured at fair value each reporting period. Unrealized gains and losses on available for sale securities are recorded as a separate component of shareholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be other than temporarily impaired. Investment securities that are classified as held to maturity are recorded at amortized cost, unless deemed to be other than temporarily impaired.
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
We have not elected the fair value option for other residential mortgage and other commercial and commercial real estate loans primarily because these loans are expected to be short in duration with minimal interest rate risk. A majority of our other residential mortgage loans held for sale consist of government insured pool buyouts, which we either acquire from unrelated third parities or purchase out of servicing pools. Other commercial and commercial real estate loans represent the portion of certain commercial lines of credit that we have the intent to market and sell. These loans are carried at the lower of cost or fair value. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in earnings.
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
The ALLL is maintained at an amount we believe to be sufficient to provide for estimated losses inherent in our loan and lease portfolio at each balance sheet date. Changes in these estimates and assumptions are possible and could have a material impact on our allowance, and therefore our financial position, liquidity or results of operations.
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
Mortgage Servicing Rights
We recognize as assets the rights to service mortgage loans for others, whether acquired through bulk purchases of MSR or through origination and sale of mortgage loans and agency MBS with servicing rights retained. We amortize MSR in proportion to and over the estimated life of the projected net servicing revenue and periodically evaluate them for impairment using fair value estimates. We have not elected fair value accounting for our MSR. Until recently, there has not been an active market for trading MSR. Despite increased trading activity, readily observable market prices along with the exact terms and conditions of the sales prevalent in the market may not be readily available.
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
Derivative Financial Instruments
We use derivative financial instruments to hedge our exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. We use freestanding derivatives to manage the overall changes in price on loans held for sale or trading investments, including interest rate swaps, forward sales commitments and option contracts. We also have freestanding derivatives related to the fair value of the shares expected to be released to us from escrow which was recorded as a result of the Tygris acquisition and a recourse commitment asset which was recorded as a result of a 2011 purchase of a pool of loans. We offer various index-linked time deposit products to our clients with returns that are based on a variety of reference indices including commodities, foreign currency and precious metals, and typically offset our exposure from such products by entering into hedging contracts. All derivatives are recognized on the balance sheet at fair value.
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
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact our operations, financial condition or liquidity in future periods. Refer to Note 3 of our consolidated financial statements included in this report for a discussion of recently issued accounting pronouncements that have been adopted by us during the year ended December 31, 2013 or that will only require enhanced disclosures in our financial statements in future periods.
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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EverBank Financial Corp and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of EverBank Financial Corp and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Assessment as to the Effectiveness of Internal Control Over Financial Reporting within Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EverBank Financial Corp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Jacksonville, Florida
February 28, 2014

EverBank Financial Corp and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2013 and 2012
(Dollars in thousands, except per share data)

	2013	2012
Assets
Cash and due from banks	$46,175	$175,400
Interest-bearing deposits in banks	801,603	268,514
Total cash and cash equivalents	847,778	443,914
Investment securities:
Available for sale, at fair value	1,115,627	1,619,878
Held to maturity (fair value of $107,921 and $146,709 as of December 31, 2013 and 2012, respectively)	107,312	143,234
Other investments	128,063	158,172
Total investment securities	1,351,002	1,921,284
Loans held for sale (includes $672,371 and $1,452,236 carried at fair value as of December 31, 2013 and 2012, respectively)	791,382	2,088,046
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	13,252,724	12,505,089
Allowance for loan and lease losses	(63,690)	(82,102)
Total loans and leases held for investment, net	13,189,034	12,422,987
Equipment under operating leases, net	28,126	50,040
Mortgage servicing rights (MSR), net	506,680	375,859
Deferred income taxes, net	51,375	170,877
Premises and equipment, net	60,733	66,806
Other assets	814,874	703,065
Total Assets	$17,640,984	$18,242,878
Liabilities
Deposits:
Noninterest-bearing	$1,076,631	$1,445,783
Interest-bearing	12,184,709	11,696,605
Total deposits	13,261,340	13,142,388
Other borrowings	2,377,000	3,173,021
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	277,881	372,543
Total Liabilities	16,019,971	16,791,702
Commitments and Contingencies (Note 25)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized and 6,000 issued and outstanding at December 31, 2013 and 2012) (Note 16)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized at December 31, 2013 and 2012; 122,626,315 and 120,987,955 issued and outstanding at December 31, 2013 and 2012, respectively)	1,226	1,210
Additional paid-in capital	832,351	811,085
Retained earnings	690,051	575,665
Accumulated other comprehensive income (loss) (AOCI), net of benefit for income taxes of $32,224 and $53,193 at December 31, 2013 and 2012, respectively	(52,615)	(86,784)
Total Shareholders’ Equity	1,621,013	1,451,176
Total Liabilities and Shareholders’ Equity	$17,640,984	$18,242,878
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Interest Income
Interest and fees on loans and leases	$678,962	$574,443	$479,938
Interest and dividends on investment securities	55,072	80,628	106,850
Other interest income	1,663	485	1,432
Total Interest Income	735,697	655,556	588,220
Interest Expense
Deposits	101,752	88,785	97,011
Other borrowings	75,020	52,977	38,899
Total Interest Expense	176,772	141,762	135,910
Net Interest Income	558,925	513,794	452,310
Provision for Loan and Lease Losses	12,038	31,999	49,704
Net Interest Income after Provision for Loan and Lease Losses	546,887	481,795	402,606
Noninterest Income
Loan servicing fee income	188,759	175,264	189,439
Amortization of mortgage servicing rights	(126,803)	(137,433)	(96,022)
Recovery (impairment) of mortgage servicing rights	94,951	(63,508)	(39,456)
Net loan servicing income (loss)	156,907	(25,677)	53,961
Gain on sale of loans	242,412	289,532	73,293
Loan production revenue	35,986	44,658	26,471
Deposit fee income	19,084	21,450	25,966
Other lease income	24,681	33,158	30,924
Other	40,321	6,651	22,488
Total Noninterest Income	519,391	369,772	233,103
Noninterest Expense
Salaries, commissions and other employee benefits expense	441,736	331,756	232,771
Equipment expense	85,920	70,856	49,718
Occupancy expense	35,087	25,581	20,189
General and administrative expense	285,495	307,377	251,517
Total Noninterest Expense	848,238	735,570	554,195
Income before Provision for Income Taxes	218,040	115,997	81,514
Provision for Income Taxes	81,300	41,955	28,785
Net Income	$136,740	$74,042	$52,729
Less: Net Income Allocated to Preferred Stock	(10,125)	(10,724)	(11,218)
Net Income Allocated to Common Shareholders	$126,615	$63,318	$41,511
Basic Earnings Per Common Share	$1.04	$0.61	$0.55
Diluted Earnings Per Common Share	$1.02	$0.60	$0.54
Dividends Declared Per Common Share	$0.10	$0.04	$—
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Net Income	$136,740	$74,042	$52,729
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to earnings	(4,225)	—	(15,892)
Unrealized gains (losses) due to changes in fair value	(18,304)	58,893	(40,711)
Other-than-temporary impairment (OTTI), net of accretion	923	—	(502)
Tax effect	8,215	(22,327)	21,196
Change in unrealized gains (losses) on debt securities	(13,391)	36,566	(35,909)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	24,043	(36,503)	(115,571)
Reclassification of net unrealized losses (1)	52,701	11,103	7,515
Tax effect	(29,184)	9,799	41,272
Change in interest rate swaps	47,560	(15,601)	(66,784)
Other Comprehensive Income (Loss)	34,169	20,965	(102,693)
Comprehensive Income (Loss)	$170,909	$95,007	$(49,964)

(1)
Reclassification of net unrealized losses includes $31,036 recorded to other noninterest income for the year ended December 31, 2013. Included in interest expense is $21,665, $11,103 and $7,515 for the years ended December 31, 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2011	$3	$747	$556,001	$461,503	$(5,056)	$1,013,198
Net income	—	—	—	52,729	—	52,729
Other comprehensive loss	—	—	—	—	(102,693)	(102,693)
Issuance of common stock	—	6	1,666	—	—	1,672
Repurchase of common stock	—	(2)	(3,535)	—	—	(3,537)
Share-based grants (including income tax benefits)	—	—	6,524	—	—	6,524
Cash dividends on preferred stock	—	—	—	(228)	—	(228)
Paid-in-kind dividends on Series B Preferred Stock	—	—	591	(591)	—	—
Balance, December 31, 2011	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	74,042	—	74,042
Other comprehensive income	—	—	—	—	20,965	20,965
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	271	249,054	—	—	249,325
Repurchase of common stock	—	—	(360)	—	—	(360)
Issuance of preferred stock, net of issue costs	150,000	—	(5,675)	—	—	144,325
Share-based grants (including income tax benefits)	—	—	7,004	—	—	7,004
Cash dividends on common stock	—	—	—	(4,744)	—	(4,744)
Cash dividends on preferred stock	—	—	—	(7,046)	—	(7,046)
Balance, December 31, 2012	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	136,740	—	136,740
Other comprehensive income	—	—	—	—	34,169	34,169
Issuance of common stock	—	16	13,025	—	—	13,041
Share-based grants (including income tax benefits)	—	—	8,241	—	—	8,241
Cash dividends on common stock	—	—	—	(12,229)	—	(12,229)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2013	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Operating Activities:
Net income	$136,740	$74,042	$52,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination cost	39,625	25,014	13,642
Depreciation and amortization of tangible and intangible assets	39,533	37,556	24,155
Amortization of loss on settlement of interest rate swaps	52,701	11,103	7,515
Amortization and impairment of mortgage servicing rights, net of recoveries	31,852	200,941	135,478
Deferred income taxes (benefit)	98,533	(31,417)	44,160
Provision for loan and lease losses	12,038	31,999	49,704
Loss on other real estate owned (OREO)	6,372	7,962	14,471
Gain on sale of investments, net	(4,225)	—	(15,892)
Gain on extinguishment of debt, net	(49,150)	—	(4,400)
Write down of Tygris indemnification asset	—	—	8,680
Share-based compensation expense	4,779	4,252	3,732
Payments for settlement of forward interest rate swaps	(53,226)	(65,306)	(4,816)
Other operating activities	10,644	1,506	439
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	785,244	(1,674,185)	(991,814)
Other assets	235,651	282,163	(60,646)
Accounts payable and accrued liabilities	18,181	70,434	26,672
Net cash provided by (used in) operating activities	1,365,292	(1,023,936)	(696,191)
Investing Activities:
Investment securities available for sale:
Purchases	(212,399)	(210,717)	(1,223,649)
Proceeds from sales	159,043	—	676,340
Proceeds from prepayments and maturities	542,980	548,060	654,851
Investment securities held to maturity:
Purchases	(37,982)	(14,917)	(163,872)
Proceeds from prepayments and maturities	68,673	59,654	16,451
Net proceeds from sale of reverse repurchase agreements	—	—	25,000
Purchases of other investments	(107,675)	(145,328)	(32,655)
Proceeds from sales of other investments	137,716	85,533	37,512
Net change in loans and leases held for investment	(1,065,181)	(1,679,579)	(1,335,415)
Cash paid for Warehouse Lending	—	(351,071)	—
Cash paid for Business Property Lending, Inc (BPL), net of cash acquired	—	(2,400,744)	—
Purchases of premises and equipment, including equipment under operating leases	(19,173)	(46,913)	(62,754)
Proceeds related to sale or settlement of other real estate owned	67,326	48,366	45,255
Proceeds from insured foreclosure claims	227,271	98,051	213,512
Purchases of mortgage servicing rights	(74,889)	(4,914)	(4,679)
Other investing activities	25,140	6,776	(3,936)
Net cash used in investing activities	(289,150)	(4,007,743)	(1,158,039)
(Continued)

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Financing Activities:
Net increase in nonmaturity deposits	$579,187	$1,464,991	$544,088
Net increase (decrease) in time deposits	(450,923)	1,408,249	71,825
Net change in repurchase agreements	(142,322)	122,322	—
Increase in short-term Federal Home Loan Bank (FHLB) advances	153,500	130,000	370,500
Proceeds from long-term FHLB advances	400,000	2,036,000	191,858
Repayments of long-term FHLB advances, including early extinguishment	(1,184,427)	(371,928)	(190,240)
Payments for settlement of contingent consideration	(24,000)	—	—
Proceeds from issuance of common stock	13,041	257,827	1,672
Proceeds from issuance of preferred stock, net of issuance cost	—	144,325	—
Principal repayments of long-term debt, including early extinguishment	—	—	(5,620)
Other financing activities	(16,334)	(11,174)	(4,093)
Net cash provided by (used in) financing activities	(672,278)	5,180,612	979,990
Net change in cash and cash equivalents	403,864	148,933	(874,240)
Cash and cash equivalents at beginning of period	443,914	294,981	1,169,221
Cash and cash equivalents at end of period	$847,778	$443,914	$294,981

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$175,932	$139,454	$138,080
Income taxes	79,627	34,344	(25,651)
(Concluded)
See Note 1 for disclosures related to supplemental noncash information.
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a savings and loan holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. Its direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and commercial and consumer lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services, sells and securitizes residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
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
d) Stock Split — On January 27, 2011, the Company effected a 15 for 1 split of its common stock. Pursuant to Accounting Standards Codification (ASC) 260, Earnings per Share, all share and per share disclosures have been retroactively restated to reflect the stock split.
e) Supplemental Cash Flow Information - Noncash investing and financing activities are presented in the following table for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims	$630,543	$517,543	$233,758
Loans transferred from held for sale to held for investment	810,885	1,953,013	15,788
Loans transferred from held for investment to held for sale	725,610	242,878	780,391
Additions of originated mortgage servicing assets for loans sold	100,426	76,238	56,268

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$—	$135,585	$—

f) Reclassification — Certain prior year amounts have been aggregated or disaggregated to conform to the current year presentation. These reclassifications have no effect on previously reported net income (losses) available to common shareholders, income (losses) per common share, or shareholders’ equity.
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
Securities not classified as held to maturity or trading are considered to be available for sale and are reported at fair value. Unrealized gains and losses on available for sale securities are reported net of applicable taxes as a component of OCI. Gains and losses on the disposition of available for sale securities are recorded on the trade date using the specific identification method and are recognized in other noninterest income. Amortization and accretion of purchase premiums and discounts on debt securities are recognized in interest income using the effective interest method over the expected term of the securities. Interest and dividends are recognized in interest income on an accrual basis.
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
If the Company intends to sell the debt security, or it is more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis, total OTTI will be recognized in earnings. However, if neither of those conditions exists, the amount of OTTI related to the credit loss is measured at the excess of the amortized cost over the present value of expected cash flows and is recognized with other securities gains and losses in other noninterest income. The amount of impairment related to all other factors is recognized in AOCI.
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
c) Loans Held for Sale—Loans held for sale represent loans originated or acquired by the Company with the intent to sell. The Company has elected the fair value option of accounting under generally accepted accounting principles (U.S. GAAP) for certain residential mortgage loans. Electing to use the fair value option of accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
The Company has not elected the fair value option for other residential mortgage and other commercial and commercial real estate loans because the Company expects to hold these loans for a short duration. These loans are carried at the lower of cost or fair value. In determining the lower of cost or fair value adjustment on loans held for sale, the Company pools loans based on similar risk characteristics such as loan type and interest rate. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in gain on sale of loans.
Loans and leases are transferred from loans and leases held for investment to held for sale when the Company no longer has the intent to hold them for the foreseeable future. Loans and leases are transferred from held for sale to held for investment when the Company determines that it intends to hold these loans and leases for the foreseeable future. Loans and leases are transferred to loans and leases held for investment at the lower of cost or fair value on the date of reclassification with any lower of cost or fair value adjustment recognized as a basis adjustment.
Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties with respect to non-government-sponsored entities (GSE) purchases, or breach of contractual representations and warranties with respect to GSEs.  These guarantees are accounted for in accordance with ASC 460, Guarantees, when the obligation is both probable and reasonably estimable. The guarantee is calculated at the fair value of the guaranty on the date of the loan sale or securitization. The corresponding provision is recognized as a reduction on the net gains on loan sales and securitization, and is reduced by a credit to earnings, as the guarantor is released from risk under the guarantee. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.  See Note 6 and Note 25 for further information related to these guarantees.
d) Loans Held for Investment—Loans that the Company has the intent and ability to hold for the foreseeable future are classified as loans held for investment. Loans held for investment are reported at the principal amount outstanding, net of the allowance for loan and lease losses, net of deferred loan fees and costs and any discounts received or premiums paid on purchased loans. Deferred fees, costs, discounts and premiums are amortized over the estimated life of the loan using the effective interest method. Interest income on loans is recognized as earned and is computed using the effective interest method. In certain cases, where the Company can identify a large number of similar loans for which prepayment is both probable and estimable, the Company estimates prepayments in applying the effective interest method. Key assumptions in estimating prepayments include historical prepayment trends and future interest rate expectations. The Company monitors these key assumptions and adjusts the prepayment expectations when appropriate.
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
e) Leases Held for Investment—Originated lease financing receivables are recorded as the sum of the future minimum lease payments, initial deferred costs and estimated residual values less unearned income. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis or more frequently as warranted by events or circumstances. When the Company determines that the fair value of a lease is lower than the expected residual value of the leased asset at lease expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. Interest income is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included in lease financing receivables. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease.
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
Once a residential mortgage is classified as a troubled debt restructuring (TDR), it is also evaluated individually for impairment. These reserves are established based on an estimate of expected losses, which considers all available evidence as required under the applicable authoritative guidance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
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
Management considers a loan to be impaired for classes within commercial and commercial real estate, when based on current information and events, it is determined that it is probable the Company will not be able to collect all amounts due according to the terms of the loan agreement including scheduled interest payments. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an impairment reserve or a charge-off to the allowance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
Reserves are determined for impaired commercial and commercial real estate loans individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of expected losses for the individual loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans determined to be collateral dependent are measured at the fair value of collateral less disposal costs. Loans for which impaired reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.
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

•     The Company has agreed, in writing, to accept a deficiency note.
Loans in the residential mortgage and home equity portfolios are charged-off when:

•
The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) it is probable that collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist; or (c) notification of the borrower’s bankruptcy is received.

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
g) Reserve for Unfunded Lending Commitments—In addition to the allowance for loan and lease losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, excluding commitments measured at fair value. Unfunded lending commitments are subject to the same assessment as funded loans, except utilization assumptions are considered. The reserve for unfunded lending commitments is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.

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
The Company uses an asset risk classification system consistent with guidelines established by the Office of the Comptroller of the Currency (OCC) as part of its efforts to monitor asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are five credit quality indicators for commercial and commercial real estate loans:

•	Pass—These loans represent an acceptable risk for the Company. The loans may represent loans that are secured with cash or other guarantees or that may have a decline in earnings.

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
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan or lease becomes 90 days past due, with the exception of government-insured loans. Accordingly, when a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and both the accrual of interest income and the amortization of unamortized deferred fees, costs, discounts and premiums are suspended. Payments received are applied to the principal balance of the loan or lease. When a client demonstrates a period of performance under the terms of the loan or lease, interest accruals and amortization of deferred fees, costs, discounts and premiums are resumed and suspended interest is recognized.
Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less. See Note 11 for additional information.
Under ASC 310-40, Troubled Debt Restructuring by Creditors, the Company is required to account for certain loan modifications or restructurings as troubled debt restructurings. In general, the modification or restructuring of a debt constitutes a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a more than insignificant concession to the borrower that the Company would not otherwise consider under current market conditions. Such modifications could involve forgiving or forbearing a portion of interest or principal on any loans or making loans at a rate that is less than that of market rates. In such cases the amount of the forgiveness is charged off.
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
The initial and ongoing decision regarding accrual status is a separate and distinct process from the TDR analysis and determination. If the borrower has demonstrated performance under the previous terms and shows the capacity to continue to perform under restructured terms, accrual status is maintained provided the restructuring is supported by a current, well documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms. This evaluation includes consideration of the borrower’s sustained historical repayment performance for the six-month period prior to the date of the restructuring. If the borrower was materially delinquent on payments prior to the restructure, but shows the potential capacity to meet the restructured terms, the loan would continue to be kept on nonaccrual status until the borrower has demonstrated performance according to the terms of the restructuring agreement for a period generally of at least six months.
Acquired loans that follow ASC 310-30 are excluded from being classified as nonaccrual when the Company can reasonably estimate cash flows.
i) Equipment under operating leases, net—Equipment under operating leases is carried at amortized cost. Equipment under operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis or more frequently as warranted by events or circumstances.
The Company reviews equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of an asset is considered not to be recoverable when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal. If it is determined that the carrying amount of the asset is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount for an asset exceeds its fair market value.
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
k) Premises and Equipment—Computer hardware and software, furniture, equipment, buildings and leasehold improvements are carried at amortized cost. Depreciation is computed using the straight-line method over the estimated useful lives of hardware, software, furniture, equipment and buildings ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the period the Company expects to occupy the leased space. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is considered not to be recoverable when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal. If it is determined that the carrying amount of the asset is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount for an asset exceeds its fair market value.
l) Goodwill and Intangible Assets—Goodwill, core deposit premiums and other intangible assets are included in other assets in the consolidated balance sheets.
Goodwill is not amortized but is evaluated for potential impairment on an annual basis or when events or circumstances indicate a potential impairment at the reporting unit level. Reporting units are first evaluated qualitatively to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is believed that it is more likely than not that a reporting unit's fair value is less than its carrying value, the Company will estimate the reporting unit's fair market value to determine whether carrying value exceeds fair market value. If carrying value exceeds fair market value, goodwill is written down.
The Company uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on projections of revenues, operating costs and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and take into consideration relevant market factors. Additionally, judgment is used in determining the useful lives of finite-lived intangible assets. Changes in judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
Core deposit premiums are amortized over the estimated life of the acquired deposits using the straight-line method. Core deposit premiums are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Other identifiable intangible assets were recognized through business combinations. These intangible assets are amortized over their estimated lives. No residual value was assigned to any of these intangible assets.
m) Servicing and Corporate Advances—In the ordinary course of servicing residential and other mortgage loans, the Company routinely advances principal and interest payments to investors prior to their collection from mortgagors and payments of property taxes and insurance premiums in the event mortgagors have not funded their escrow accounts sufficiently (Servicing Advances). Additionally, the Company expends funds related to legal fees, property valuation fees, property inspection fees, maintenance and other preservation costs as required on properties that are in foreclosure (Corporate Advances). The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses.

n) Foreclosure Claims Receivable—Foreclosure claims receivable represent foreclosure-related expenses and claims receivable primarily related to foreclosures of government-insured or guaranteed loans. These receivables are reviewed periodically for impairment. A valuation allowance is established based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. The receivable is presented net of the related valuation allowance.
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
The Company also offers certain time deposits that allow clients to receive payments at maturity based on increases in various metal, commodity and foreign currency indices. This potential payment to the client qualifies as an embedded derivative. Changes in fair value of the options are recognized in other noninterest income. The Company purchases options as an economic hedge for these embedded options. See Note 23 for additional information.
q) Other Borrowings—The Company records FHLB advances, notes payable and securities sold under repurchase agreements at their principal amount. Interest expense is recognized based on the coupon rate of the obligations. Premiums associated with acquired FHLB advances and securities sold under repurchase agreements are amortized over the expected term of the borrowing. Amortization of purchase premiums are recognized in interest expense using the effective interest method.
r) Trust Preferred Securities—The Company issues trust preferred securities through unconsolidated trusts as a form of additional funding. These securities are recorded at the principal amount, with interest expense recognized at the coupon rate.
s) Advertising—Advertising costs are expensed as incurred. See Note 18 for amounts recognized for each of the years presented in the consolidated statements of income.
t) Income Taxes—The Company and its subsidiaries file federal and certain state income tax returns on a consolidated basis. Additionally, the Company’s subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.
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
u) Segment Information—ASC 280, Segment Reporting, requires the reporting of information about a company’s operating segments using a management approach. This requires that reportable segments be identified based upon those components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company reports the results of its operations through three reportable segments: Banking and Wealth Management, Mortgage Banking, and Corporate Services. See Note 30 for additional information on the Company’s segments.
v) Earnings Per Common Share (EPS)—In calculating basic and diluted EPS, the Company uses the Two-Class Method, which is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to participating securities and common shares based on their respective rights to receive dividends. Basic EPS is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, nonvested stock, and the dilution resulting from the conversion of convertible preferred stock, if applicable.
w) Derivative Instruments—The Company uses derivative financial instruments to manage exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. Derivative transactions are measured in terms of the notional amount, but this amount is not reflected in the consolidated balance sheets nor, when viewed in isolation, is it a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined. Derivative instruments used for risk management purposes are classified as cash flow hedging instruments under ASC 815, Derivatives and Hedging, as well as freestanding derivatives. As permitted under U.S. GAAP, the Company nets derivative assets and liabilities, and the related cash collateral received and paid, when a legally enforceable master netting agreement exists between the Company and the derivative counterparty.
The Company also offers various deposit products to its clients, including commodity, metals and foreign exchange contracts, and typically offsets its exposure from such products by entering into financial contracts. The client accommodations and any offsetting financial contracts are treated as freestanding derivatives. Other freestanding derivatives are used to manage the overall changes in price on loans held for sale or trading investments and include interest rate swaps, forward sales commitments (FSA) and option contracts.

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
Forward Sales Commitments (FSA)—The Company uses FSA and optional forward sales commitments (OFSA) to manage its exposure to interest rate risk related to loans held for sale. The fair values of the FSA and OFSA are recorded in other assets and accounts payable and accrued liabilities. Changes in the fair value of these derivatives are reported as gain on sale of loans in the consolidated statements of income. Cash flows related to FSAs are included in operating activities on the statement of cash flows to match the cash flows of the economically hedged item.
Foreign Exchange Contracts—Foreign exchange contracts are commitments to buy or sell a foreign currency at a certain price on a future date and may be settled in cash or through delivery. The Company enters into these contracts to manage its exposure to foreign currency risk related to changes in the fair value of foreign currency denominated deposits. Cash flows related to foreign exchange contracts are included in financing activities on the statement of cash flows to match the cash flows of the economically hedged item.
Options and Options Embedded in Client Deposits—The Company purchases options tied to increases in various equity, foreign currency, commodity or metals indices for a specified term, generally three to five years, to manage its exposure to changes in the fair value of options embedded in deposit offerings to clients. These options and the related options embedded in client deposits are recorded as freestanding derivatives in other assets, deposits or accounts payable and accrued liabilities. The derivatives are carried at fair value, with changes in fair value recognized in other noninterest income. Cash flows related to options and embedded options are included in operating activities on the statement of cash flows.
Interest Rate Swaps—From time to time the Company enters into interest rate swaps to manage its exposure to changes in the fair value of commercial real estate loans held for sale driven by changes in interest rates. The derivatives are carried at fair value, with changes in fair value recognized as gain on sale. Cash flows related to interest rate swaps are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
Indemnification assets—As part of its loan acquisition activities, the Company periodically enters into credit derivative contracts whereby the counterparty guarantees a portion of the credit and advance losses. The Company presents these assets at their fair value with any changes in value being recorded in noninterest expense. Cash flows related to the indemnification assets are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
x) Fair Value Measurements—Assets and liabilities measured at fair value have been categorized based upon the fair value hierarchy described below:

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
y) Variable Interest Entities—The Company is required to evaluate whether to consolidate a variable interest entity (VIE) when it first becomes involved and on an ongoing basis. In almost all cases, a qualitative analysis of its involvement in the entity provides sufficient evidence to determine whether the Company is the primary beneficiary.
The Company consolidates VIEs in which it is the primary beneficiary and holds a controlling financial interest. This is evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from the VIE that could be potentially significant to the VIE. The Company takes into account all of its involvement in a VIE identifying implicit or explicit variable interests that, individually or in the aggregate, could be significant enough to warrant the designation as the primary beneficiary. Designation as the primary beneficiary requires the Company to consolidate the VIE and provide appropriate disclosures. Participants not determined to be the primary beneficiary do not consolidate and are required to make appropriate disclosures. See Note 26 for additional information.
z) Acquisition Activities—Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at fair value at their respective acquisition dates, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
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
3.  Recent Accounting Pronouncements
Presentation of Residential Mortgage Loans Upon Foreclosure — In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when an in substance repossession or foreclosure has occurred. The guidance clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The additional disclosure requirements are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s consolidated financial statements or results of operations.
Presentation of Comprehensive Income — In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 is effective for the first quarter of 2012 and should be applied retrospectively. Adoption of this standard resulted in the presentation of a new statement of comprehensive income separate from the statement of shareholders’ equity but did not have any impact on the Company’s results of operations. In December 2011, the FASB issued ASU 2011-12,Comprehensive Income (Topic 220)- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to allow time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of AOCI on the components of net income and other comprehensive income for all periods presented. Adoption of this ASU did not have any impact on the Company’s consolidated financial statements or results of operations. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to require an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. ASU 2013-02 also requires that entities either (1) present in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of AOCI based on its source and the income line item affected by the reclassification if items are reclassified out of AOCI in their entirety or (2) cross reference to other required, related disclosures for additional information if items are not reclassified out of AOCI in their entirety. ASU 2013-02 is effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The adoption of this standard resulted in the additional disclosure of the lines of income or expense impacted by reclassifications out of AOCI within the statement of comprehensive income but did not have any impact on the Company's consolidated financial statements or results of operations.
Balance Sheet Offsetting — In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities, which will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The guidance requires that entities disclose the gross and net information about both instruments that are offset in the balance sheet or are subject to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to only (1) derivatives, including bifurcated embedded derivatives; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions, to the extent they are offset in the financial statements or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position. The requirements set forth in both ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of these standards resulted in additional disclosures as presented in Note 23 but did not have any impact on the Company's consolidated financial statements or results of operations.
4.  Acquisition Activities
Acquisition of Business Property Lending, Inc. - On October 1, 2012, EB, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of Business Property Lending, Inc. (BPL), a wholly owned subsidiary of General Electric Capital Corporation for cash consideration of $2,401,398. The acquisition provided the Company with an established operating platform for expanding its capacity to originate commercial real estate loans to small and mid-size business clients nationwide. The transaction was accounted for using the acquisition method with the consideration paid allocated to all identifiable assets and liabilities acquired.
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
The fair value of assets acquired included financing receivables for commercial real estate with a fair value of $2,337,123 that was comprised of both loans accounted for under ASC 310-20, Receivables, Nonrefundable Fees and Other Costs, as well as loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the initial recording of the transaction, additional reviews into the ASC 310-20 population identified that evidence of deteriorated credit quality existed for some of these loans at the date of acquisition based on information not previously available. Upon review of the impact of this updated information to the overall fair value of the acquired loans, it was determined that no retrospective adjustment of the fair value was necessary. Therefore, a prospective adjustment was performed as of June 30, 2013 to include these loans in the ASC 310-30 population.
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
5.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of December 31, 2013 and 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
2013
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities (ABS)	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	$1,104,370	$15,590	$4,333	$1,115,627	$1,115,627
Held to maturity:
Residential CMO securities - agency	$41,347	$1,408	$5	$42,750	$41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	$107,312	$2,162	$1,553	$107,921	$107,312
2012
Available for sale:
Residential CMO securities - nonagency	$1,577,270	$39,860	$5,355	$1,611,775	$1,611,775
Asset-backed securities	9,461	—	1,935	7,526	7,526
Other	366	211	—	577	577
Total available for sale securities	$1,587,097	$40,071	$7,290	$1,619,878	$1,619,878
Held to maturity:
Residential CMO securities - agency	$106,346	$3,497	$—	$109,843	$106,346
Residential MBS - agency	31,901	1,986	—	33,887	31,901
Corporate securities	4,987	—	2,008	2,979	4,987
Total held to maturity securities	$143,234	$5,483	$2,008	$146,709	$143,234

At December 31, 2013 and 2012, investment securities with a carrying value of $181,836 and $421,209, respectively, were pledged to secure other borrowings, public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, including collateralized mortgage obligation securities, are disclosed without a specific maturity in the table below as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

	Amortized Cost	Fair Value
2013
Available for sale:
After ten years	$6,769	$5,711
Not due at a single maturity date	1,097,601	1,109,916
	$1,104,370	$1,115,627
Held to maturity:
Not due at a single maturity date	$107,312	$107,921
For the years ended December 31, 2013, 2012 and 2011 gross gains of $4,225, $0 and $15,892 were realized on available for sale investments in other noninterest income. There were no gross losses realized on available for sale investments over this period. The cost of investments sold is calculated using the specific identification method.
The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2013
Debt securities:
Residential CMO securities - nonagency	$169,829	$3,012	$10,932	$263	$180,761	$3,275
Residential CMO securities - agency	887	5	—	—	887	5
Residential MBS - agency	54,355	1,548	—	—	54,355	1,548
Asset-backed securities	—	—	3,086	1,058	3,086	1,058
Total debt securities	$225,071	$4,565	$14,018	$1,321	$239,089	$5,886
2012
Debt securities:
Residential CMO securities - nonagency	$57,715	$299	$183,285	$5,056	$241,000	$5,355
Asset-backed securities	—	—	7,526	1,935	7,526	1,935
Corporate securities	—	—	2,979	2,008	2,979	2,008
Total debt securities	$57,715	$299	$193,790	$8,999	$251,505	$9,298
The Company had unrealized losses at December 31, 2013 and 2012 on residential CMO securities, residential agency MBS, ABS and corporate securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At December 31, 2013, the Company had 36 debt securities in an unrealized loss position. A total of 29 were in an unrealized loss position for less than 12 months. These 29 securities consisted of 14 residential nonagency CMO securities, one residential agency CMO security and 14 residential agency MBS. The remaining 7 debt securities were in an unrealized loss position for 12 months or longer. These 7 securities consisted of 3 ABS and 4 nonagency residential CMO securities. Of the $5,886 in unrealized losses, $4,659 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2012, the Company had 31 debt securities in an unrealized loss position. A total of 3 were in an unrealized loss position for less than 12 months, all of which were residential CMO securities. The remaining 28 debt securities were in an unrealized loss position for 12 months or longer. These 28 securities consisted of 3 ABS, one corporate security and 24 residential nonagency CMO securities. Of the $9,298 in unrealized losses, $5,355 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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

The Company recognized non-credit OTTI in earnings of $923 on available for sale residential nonagency CMO securities and $2,375 on a held to maturity corporate security. These OTTI losses were the result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution. As a result, management cannot assert at December 31, 2013 that the Company has the ability to hold these investments to recovery. Subsequent to the OTTI, the impaired corporate security was reclassified as available for sale with a post-impairment carrying value totaling $2,625. There were no OTTI losses recognized on available for sale or held to maturity securities during the year ended December 31, 2012.
During the years ended December 31, 2013, 2012, and 2011 interest and dividend income on investment securities was comprised of the following:

	2013	2012	2011
Interest income on available for sale securities	$49,178	$72,017	$101,066
Interest income on held to maturity securities	2,707	6,093	4,988
Other interest and dividend income	3,187	2,518	796
	$55,072	$80,628	$106,850
All investment interest income recognized by the Company during the year ended December 31, 2013, 2012 and 2011 was fully taxable.
Other Investments—Other investments as of December 31, 2013 and 2012 are as follows:

	2013	2012
FHLB stock	$125,885	$155,926
Other	2,178	2,246
Total	$128,063	$158,172
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
The FHLB stock held by the Company is carried at cost and is subject to recoverability testing similar to investment securities. The Company considers the FHLB’s operating performance, liquidity and funding position, credit ratings and ability to meet statutory and regulatory requirements in assessing the recoverability of the investment. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Company’s investment. As of December 31, 2013, the Company did not recognize an impairment charge related to the Company’s FHLB stock holdings. There can be no assurance, however, that future negative changes in the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.
6.  Loans Held for Sale
Loans held for sale as of December 31, 2013 and 2012, consist of the following:

	2013	2012
Mortgage warehouse (carried at fair value)	$613,459	$1,452,236
Other residential (carried at fair value)	58,912	—
Total loans held for sale carried at fair value	672,371	1,452,236
Government insured pool buyouts	53,823	96,635
Other residential	8,939	539,175
Commercial and commercial real estate	56,249	—
Total loans held for sale carried at lower of cost or market	119,011	635,810
Total loans held for sale	$791,382	$2,088,046
The Company typically transfers residential mortgage loans originated or acquired to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming and non-conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. For non-conforming transactions, the Company’s special purpose wholly-owned subsidiary, EverBank Funding, LLC issued certificates that were offered and sold to qualified institutional buyers. Typically, the Company accounts for these transfers as sales and either retains or releases the right to service the loans. The servicing arrangement represents the Company's continuing involvement with these transferred loans.
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
Other residential loans held for sale carried at fair value represent preferred jumbo residential mortgage loans that the Company originated with the intent to market and sell in the secondary market either through third party sales or securitizations. The Company has elected the fair value option for these loans to provide a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
Other residential loans held for sale that are carried at lower of cost or market value represent loans acquired or originated by the Company with the intention to hold these loans for a short duration and subsequently sell in the near term. Commercial and commercial real estate loans held for sale carried at the lower of cost or market represent the portion of certain commercial lines of credit that the Company has the intent to market and sell.
The following is a summary of cash flows related to transfers accounted for as sales for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Proceeds received from agency securitizations	$9,031,693	$8,297,369	$5,037,329

Proceeds received from nonagency sales - residential	1,641,101	361,168	444,048
Proceeds received from nonagency sales - commercial and commercial real estate	74,551	—	—
Proceeds received from nonagency sales	1,715,652	361,168	444,048

Repurchased loans from agency securitizations	4,738	7,363	9,149
Repurchased loans from nonagency sales	19,234	31,494	20,884
The Company periodically transfers conforming residential mortgages to GNMA in exchange for mortgage-backed securities.  As of December 31, 2013 and December 31, 2012, the Company retained $50,534 and $99,121, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to our fair value option loans, and the offsetting hedging positions.
In connection with these transfers, the Company recorded servicing assets in the amount of $100,426, $76,238 and $56,268, for the years ended December 31, 2013, 2012 and 2011, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 9 for information relating to servicing activities and MSR.
During the year ended December 31, 2013, the Company transferred $810,885 in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated preferred jumbo adjustable rate residential mortgages which were intended to be sold in the secondary market. As a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company intends to hold these loans for the foreseeable future and has transferred these loans to the held for investment portfolio. During the year ended December 31, 2012, the Company transferred $1,953,013 in residential mortgage and commercial real estate loans held for sale to loans held for investment at lower of cost or market as the Company had the intent to hold these loans for the foreseeable future.
During the year ended December 31, 2013 and 2012, respectively, the Company transferred $725,610 and $242,878 of loans from loans held for investment to loans held for sale at lower of cost or market. The majority of these loans were government insured pool buyouts initially classified in the held for investment portfolio. These loans were transferred to held for sale based upon a change in intent to no longer hold these loans for the foreseeable future.
7.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of December 31, 2013 and 2012 are comprised of the following:

	2013	2012
Residential mortgages	$7,044,743	$6,708,748
Commercial and commercial real estate	4,812,970	4,771,768
Lease financing receivables	1,237,941	836,935
Home equity lines	151,916	179,600
Consumer and credit card	5,154	8,038
Total loans and leases held for investment, net of discounts	13,252,724	12,505,089
Allowance for loan and lease losses	(63,690)	(82,102)
Total loans and leases held for investment, net	$13,189,034	$12,422,987
As of December 31, 2013 and 2012, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	2013	2012
Net purchased loan and lease discounts	$102,416	$164,132
Net deferred loan and lease origination costs	54,107	25,275
The Company made significant purchases in residential mortgages of $179,097 and $1,618,438, for 2013 and 2012 respectively. Along with these purchases the Company also purchased into commercial credit facilities with an outstanding commitment of $327,843 and

$428,751 and a net recorded investment of $176,586 and $269,881 at December 31, 2013 and 2012 respectively. For additional information on the Company’s acquisition activities see Note 4.
Lease Financing Receivables—Lease financing receivables are collateralized by a secured interest in the equipment and, in certain circumstances, additional collateral and/or guarantees. As of December 31, 2013 and 2012, the components of net lease financing receivables are as follows:

	2013	2012
Loans receivable	$198,469	$114,147
Minimum lease payments receivable	1,063,796	774,369
Residuals	85,130	52,602
Unearned income	(127,730)	(97,488)
Lease financing receivables, net of unearned income	1,219,665	843,630
Net deferred lease origination costs	23,591	15,736
Purchased lease discounts	(5,315)	(22,431)
	1,237,941	836,935
Allowance for loan and lease losses	(4,273)	(3,181)
Lease financing receivables, net	$1,233,668	$833,754
The following is a schedule of future minimum lease payments to be received on leases held for investment at December 31, 2013:

2014	$347,117
2015	290,918
2016	209,096
2017	129,957
2018	62,194
Thereafter	24,514
$1,063,796
Concentration of Credit Risk—The Company originates residential mortgages, commercial and commercial real estate loans, home equity loans, credit card loans, leases, and other consumer loans in Florida and nationwide. Although the Company’s loan and lease portfolio is diversified, a significant portion of the portfolio is collateralized by real estate and commercial equipment.
The Company’s lending policy related to the real estate portfolio requires real estate loan collateral based upon several factors, including certain loan-to-appraised-value ratios and borrower credit history, while the lending policy related to commercial loans and commercial lines of credit considers several factors, including potential secured interests in collateral, the availability of guarantors and borrower and guarantor credit histories. For December 31, 2013 and 2012, the Company did not originate negative amortizing loans. The net recorded investment in interest-only loans was $2,017,756 and $2,049,825 for residential loans and $561,760 and $484,640 for commercial, commercial real estate loans and commercial lines of credit at December 31, 2013 and 2012, respectively. For more information on unfunded commitments on outstanding lines of credit see Note 25.
The 5 highest concentration percentages by state for each category of the Company’s loan and lease portfolio and the corresponding states’ percentages of the United States (U.S.) population at December 31, 2013 are as follows:

	Percentage of Loan Portfolio
	Residential Mortgages	Commercial and Commercial Real Estate	Leases	% of U.S. Population
California	27%	19%	11%	12%
Florida	10	15	9	6
Texas	8	5	10	8
New York	7	9	7	6
New Jersey	4		6	3
Illinois		6		4
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Contractual payments receivable for acquired loans and leases at acquisition	$345,890	$847,257
Expected cash flows for acquired loans and leases at acquisition	193,549	511,766
Basis in acquired loans and leases at acquisition	179,027	436,784
Information pertaining to the ACI portfolio as of December 31, 2013 and 2012 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
2013
Carrying value, net of allowance	$646,470	$331,771	$978,241
Outstanding unpaid principal balance	696,222	339,179	1,035,401
Allowance for loan and lease losses, beginning of year	5,175	16,789	21,964
Allowance for loan and lease losses, end of year	4,925	9,834	14,759

	Residential	Commercial and Commercial Real Estate	Total
2012
Carrying value, net of allowance	$860,437	$488,288	$1,348,725
Outstanding unpaid principal balance	906,421	527,472	1,433,893
Allowance for loan and lease losses, beginning of year	5,464	10,525	15,989
Allowance for loan and lease losses, end of year	5,175	16,789	21,964
The Company recorded $929 and $5,975 in provision for loan and lease losses for the ACI portfolio for the years ended December 31, 2013 and 2012, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the years ended December 31, 2013 and 2012:

2013	Residential	Commercial and Commercial Real Estate	Total
Balance, beginning of year	$111,868	$108,540	$220,408
Additions	12,174	—	12,174
Accretion	(42,904)	(29,862)	(72,766)
Reclassifications to accretable yield	20,045	17,116	37,161
Transfer from loans held for investment to loans held for sale	—	(36,131)	(36,131)
Balance, end of year	$101,183	$59,663	$160,846

2012	Residential	Commercial and Commercial Real Estate	Total
Balance, beginning of year	$86,869	$120,854	$207,723
Additions	44,954	30,527	75,481
Accretion	(32,270)	(31,930)	(64,200)
Reclassifications (from) to accretable yield	12,315	(10,911)	1,404
Balance, end of year	$111,868	$108,540	$220,408
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the indemnification agreement with former shareholders of Tygris. All loans and leases acquired in the purchase of Tygris are considered covered during the applicable indemnification period. The recorded investment of loans covered under the Tygris indemnification agreement are $24,330 and $75,201 at December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company does not expect to receive cash payments under this indemnification agreement due to the performance of the underlying loans.
During 2013, the Company entered into an agreement with the FDIC to terminate the loss sharing agreements entered into with the FDIC in connection with the May 2010 Bank of Florida acquisition. As part of the termination of these agreements and the Company's obligations thereunder, the Company will pay the FDIC $48,000 comprised of a $24,000 cash payment at settlement together with a $24,000 promissory note which will mature and become payable on December 31, 2014. At December 31, 2013, loans previously covered under these loss share agreements with a recorded investment totaling $289,694 remain within the portfolio. At December 31, 2012, loans with a recorded investment totaling $517,758 were covered with respect to these now terminated loss share agreements. EverBank did not submit any claims for loss sharing coverage under any of the loss sharing agreements during the terms of such agreements.
8. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Transfers to loans held for sale	—	(4,097)	—	—	—	(4,097)
Provision for loan and lease losses	6,745	2,352	4,139	(1,150)	(48)	12,038
Charge-offs	(15,575)	(12,917)	(3,651)	(1,816)	(69)	(34,028)
Recoveries	1,696	4,786	604	513	76	7,675
Balance, end of year	$26,497	$29,987	$4,273	$2,812	$121	$63,690

	2012
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	8,753	14,195	2,811	6,126	114	31,999
Charge-offs	(19,226)	(8,597)	(3,671)	(3,295)	(163)	(34,952)
Recoveries	650	6,056	275	248	61	7,290
Balance, end of year	$33,631	$39,863	$3,181	$5,265	$162	$82,102

	2011
	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$46,584	$33,490	$2,454	$10,907	$254	$93,689
Change in estimate	10,154	(682)	(802)	(6,323)	(440)	1,907
Transfers to loans held for sale	(397)	—	—	—	—	(397)
Provision for loan and lease losses	23,731	12,819	7,369	3,384	494	47,797
Charge-offs	(36,664)	(19,446)	(5,371)	(5,806)	(193)	(67,480)
Recoveries	46	2,028	116	24	35	2,249
Balance, end of year	$43,454	$28,209	$3,766	$2,186	$150	$77,765
During the year ended December 31, 2013, in conjunction with the sale of non-performing commercial loans, the Company transferred loans with a net recorded investment of $77,731 from loans held for investment to loans held for sale including $33,948 in ACI loans and $43,783 in loans individually evaluated for impairment. In conjunction with the transfer of these loans, the Company recognized additional provision for loan losses of $3,180.
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of December 31, 2013 and 2012:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2013
Residential mortgages	$9,134	$12,438	$4,925	$26,497
Commercial and commercial real estate	248	19,905	9,834	29,987
Lease financing receivables	—	4,273	—	4,273
Home equity lines	—	2,812	—	2,812
Consumer and credit card	—	121	—	121
Total allowance for loan and lease losses	$9,382	$39,549	$14,759	$63,690

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2013
Residential mortgages	$90,472	$6,302,876	$651,395	$7,044,743
Commercial and commercial real estate	22,747	4,448,618	341,605	4,812,970
Lease financing receivables	—	1,237,941	—	1,237,941
Home equity lines	—	151,916	—	151,916
Consumer and credit card	—	5,154	—	5,154
Total loans and leases held for investment	$113,219	$12,146,505	$993,000	$13,252,724

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2012
Residential mortgages	$12,568	$15,888	$5,175	$33,631
Commercial and commercial real estate	5,569	17,505	16,789	39,863
Lease financing receivables	—	3,181	—	3,181
Home equity lines	—	5,265	—	5,265
Consumer and credit card	—	162	—	162
Total allowance for loan and lease losses	$18,137	$42,001	$21,964	$82,102

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2012
Residential mortgages	$95,274	$5,747,862	$865,612	$6,708,748
Commercial and commercial real estate	92,262	4,174,429	505,077	4,771,768
Lease financing receivables	—	836,935	—	836,935
Home equity lines	—	179,600	—	179,600
Consumer and credit card	—	8,038	—	8,038
Total loans and leases held for investment	$187,536	$10,946,864	$1,370,689	$12,505,089

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel as updated information is obtained. The Company monitors the credit quality of all other loan types based on performing status. For a detailed description of the risk grading, refer to Note 2.

The following tables present the recorded investment for loans and leases by credit quality indicator as of December 31, 2013 and 2012:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2013
Residential mortgages:
Residential (1)	$5,096,589	$—	$56,517	$5,153,106
Government insured pool buyouts (2) (3)	1,219,719	671,918	—	1,891,637
Lease financing receivables	1,233,414	—	4,527	1,237,941
Home equity lines	148,646	—	3,270	151,916
Consumer and credit card	5,117	—	37	5,154
Total	$7,703,485	$671,918	$64,351	$8,439,754

	Pass	Special Mention	Substandard	Doubtful	Total
2013
Commercial and commercial real estate:
Commercial	$1,621,479	$135	$1,106	$—	$1,622,720
Commercial real estate	2,989,493	34,012	166,745	—	3,190,250
Total commercial and commercial real estate	$4,610,972	$34,147	$167,851	$—	$4,812,970

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2012
Residential mortgages:
Residential (1)	$3,880,360	$—	$68,924	$3,949,284
Government insured pool buyouts (2) (3)	1,590,732	1,168,732	—	2,759,464
Lease financing receivables	834,925	—	2,010	836,935
Home equity lines	175,354	—	4,246	179,600
Consumer and credit card	7,699	—	339	8,038
Total	$6,489,070	$1,168,732	$75,519	$7,733,321

	Pass	Special Mention	Substandard	Doubtful	Total
2012
Commercial and commercial real estate:
Commercial	$1,368,054	$565	$8,416	$4,405	$1,381,440
Commercial real estate	3,027,554	79,779	282,995	—	3,390,328
Total commercial and commercial real estate	$4,395,608	$80,344	$291,411	$4,405	$4,771,768

(1)	For the periods ended December 31, 2013 and December 31, 2012, performing residential mortgages included $7,879 and $14,682, respectively of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended December 31, 2013 and December 31, 2012, performing government insured pool buyouts included $350,312 and $553,902, respectively of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of December 31, 2013 and 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
2013
Residential mortgages:
Residential	$10,145	$4,683	$56,517	$71,345	$5,011,257	$5,082,602
Government insured pool buyouts (1)	90,795	55,666	671,918	818,379	492,367	1,310,746
Commercial and commercial real estate:
Commercial	—	2	1,005	1,007	1,613,899	1,614,906
Commercial real estate	2,909	—	—	2,909	2,853,550	2,856,459
Lease financing receivables	7,277	3,098	1,024	11,399	1,226,542	1,237,941
Home equity lines	2,614	396	3,270	6,280	145,636	151,916
Consumer and credit card	23	12	37	72	5,082	5,154
Total loans and leases held for investment	$113,763	$63,857	$733,771	$911,391	$11,348,333	$12,259,724

2012
Residential mortgages:
Residential	$12,648	$4,844	$68,924	$86,416	$3,759,325	$3,845,741
Government insured pool buyouts (1)	132,479	70,915	1,168,732	1,372,126	625,269	1,997,395
Commercial and commercial real estate:
Commercial	242	271	4,985	5,498	1,358,107	1,363,605
Commercial real estate	—	—	71,149	71,149	2,831,937	2,903,086
Lease financing receivables	4,250	2,039	571	6,860	830,075	836,935
Home equity lines	1,221	1,108	4,246	6,575	173,025	179,600
Consumer and credit card	57	30	339	426	7,612	8,038
Total loans and leases held for investment	$150,897	$79,207	$1,318,946	$1,549,050	$9,585,350	$11,134,400

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of December 31, 2013 and 2012:

	2013			2012
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$67,663	$64,079	$9,134	$77,501	$75,111	$12,568
Commercial and commercial real estate:
Commercial	—	—	—	12,356	2,615	371
Commercial real estate	1,161	1,172	248	56,997	33,967	5,198
Total impaired loans with an allowance recorded	$68,824	$65,251	$9,382	$146,854	$111,693	$18,137

Without a related allowance recorded:
Residential mortgages:
Residential	$34,898	$26,393		$25,602	$20,163
Commercial and commercial real estate:
Commercial	—	—		5,413	4,446
Commercial real estate	23,281	21,575		59,332	51,234
Total impaired loans without an allowance recorded	$58,179	$47,968		$90,347	$75,843

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$93,722	$2,805	$91,250	$2,457	$87,037	$1,696
Commercial and commercial real estate:
Commercial	3,972	2	9,130	43	7,945	361
Commercial real estate	68,448	911	105,120	2,230	156,292	2,748
Total impaired loans	$166,142	$3,718	$205,500	$4,730	$251,274	$4,805
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of December 31, 2013 and 2012:

	2013		2012
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$56,517	$—	$68,924	$—
Government insured pool buyouts	—	671,918	—	1,168,732
Commercial and commercial real estate:
Commercial	1,005	—	4,985	—
Commercial real estate	17,544	—	71,149	—
Lease financing receivables	4,527	—	2,010	—
Home equity lines	3,270	—	4,246	—
Consumer and credit card	37	—	339	—
Total nonaccrual loans and leases	$82,900	$671,918	$151,653	$1,168,732

Troubled Debt Restructurings (TDR) — Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest only periods.
The following is a summary of information relating to modifications considered to be TDRs for the years ended December 31, 2013, 2012 and 2011:

	2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	37	$12,711	$12,806
Commercial and commercial real estate:
Commercial real estate	2	1,695	1,695
Total	39	$14,406	$14,501

	2012
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	51	$20,644	$20,681
Commercial and commercial real estate:
Commercial	9	2,172	2,172
Commercial real estate	15	27,167	27,167
Total	75	$49,983	$50,020

	2011
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	136	$57,157	$57,244
Commercial and commercial real estate:
Commercial	5	6,550	6,550
Commercial real estate	16	10,943	10,943
Total	157	$74,650	$74,737
At December 31, 2013 and 2012, the Company included as TDRs 133 and 106 loans in Chapter 7 bankruptcy with net recorded investments of $15,988 and $10,031 in accordance with guidance published by the Office of the Comptroller of the Currency (OCC) during the third quarter 2012. As no contractual change to principal or interest was made by the Company on these loans, Chapter 7 bankruptcy loans have been excluded from the modification summaries above.

A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	1	$104	8	$2,523	23	$8,650
Commercial and commercial real estate:
Commercial	—	—	3	342	3	6,970
Commercial real estate	—	—	3	389	7	5,486
Total	1	$104	14	$3,254	33	$21,106
The recorded investment of TDRs as of December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Loan Type:
Residential mortgages	$90,472	$95,275
Commercial and commercial real estate	8,598	64,674
Total recorded investment of TDRs	$99,070	$159,949
Accrual Status:
Current	$73,180	$86,495
30-89 days past-due accruing	3,732	3,600
90+ days past-due accruing	306	244
Nonaccrual	21,852	69,610
Total recorded investment of TDRs	$99,070	$159,949

TDRs classified as impaired loans	$99,070	$159,949
Valuation allowance on TDRs	9,134	16,258
9.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance, beginning of year	$375,859	$489,496	$573,196
Originated servicing rights capitalized upon sale of loans	100,426	76,238	56,268
Acquired servicing rights	65,188	14,445	—
Amortization	(126,803)	(137,433)	(96,022)
Decrease (increase) in valuation allowance	94,951	(63,508)	(39,455)
Other	(2,941)	(3,379)	(4,491)
Balance, end of year	$506,680	$375,859	$489,496

Valuation allowance:
Balance, beginning of year	$102,963	$39,455	$—
Increase in valuation allowance	693	68,206	39,455
Recoveries	(95,644)	(4,698)	—
Balance, end of year	$8,012	$102,963	$39,455
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the years ended December 31, 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Contractually specified service fees, net	$149,237	$135,817	$149,065
Other ancillary fees	37,034	37,014	38,233
Other	2,488	2,433	2,141
	$188,759	$175,264	$189,439

Residential
The Company services mortgage loans for itself and others. At December 31, 2013 and 2012, the Company’s residential mortgage servicing portfolio totaled $59,492,000 and $49,422,000, respectively, including residential mortgage loans held for sale. At December 31, 2013 and 2012, the Company was subservicing approximately $1,543,000 and $1,776,000, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized subservicing revenue of $2,488, $2,433 and $2,141, respectively.
In connection with the servicing of the above loans, the Company maintains escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate bank accounts at EB or other financial institutions. Escrow funds held at the Company and included as noninterest-bearing deposits in the accompanying consolidated balance sheets are $845,359 and $1,143,520 at December 31, 2013 and 2012, respectively. Escrow funds deposited at other financial institutions and not included in the consolidated balance sheets are $81,732 and $103,871 at December 31, 2013 and 2012, respectively.
At December 31, 2013 and 2012, the Company had insurance coverage for errors and omissions in the amount of $20,000 and $20,000, respectively, and fidelity bond insurance of $65,000 and $60,000, respectively, related to these servicing activities.
On April 1, 2013, EverBank purchased the servicing rights to $12,962,454 of UPB of Fannie Mae residential servicing assets for $63,555 , which transferred on July 1, 2013. The acquired servicing rights are included in the residential class of MSR.
For loans securitized and sold for the years ended December 31, 2013 and 2012 with servicing retained, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	2013			2012
Average discount rates	9.33%	—	9.85%	8.60%	—	9.92%
Expected prepayment speeds	8.78%	—	14.93%	10.13%	—	18.67%
Weighted-average life in years	5.33	—	8.08	4.65	—	6.70

At December 31, 2013 and 2012, the Company estimated the fair value of its capitalized residential MSR to be approximately $528,848 and $363,173, respectively. The carrying value of its residential MSR was $499,973 and $363,159 at December 31, 2013 and 2012, respectively. The unpaid principal balance below excludes $6,677,000 and $7,049,000 at December 31, 2013 and 2012, respectively, for loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at December 31, 2013 and 2012 are as follows:

	2013	2012
Unpaid principal balance	$52,816,000	$42,373,000
Gross weighted-average coupon	4.46%	4.66%
Weighted-average servicing fee	0.29%	0.30%
Expected prepayment speed (1)	14.87%	19.73%
(1) The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.
A sensitivity analysis of the Company’s fair value of residential mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of December 31, 2013 and 2012 is presented below.

	2013	2012
Prepayment Rate
10% adverse rate change	$22,941	$23,100
20% adverse rate change	44,156	44,232
Discount Rate
10% adverse rate change	19,303	12,696
20% adverse rate change	37,294	24,539
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
Commercial
During 2012 the Company acquired $14,445 of commercial MSR in connection with the BPL acquisition. As of December 31, 2013, the carrying value and fair value of our commercial MSR was $6,707. As of December 31, 2012, the carrying value and fair value of our commercial MSR was $12,700 and $15,698, respectively. Also as a result of the BPL acquisition, $15,771 of prepayment penalty income related to serviced loans in the Business Lending Trusts was recognized during the year ended December 31, 2013 in other noninterest income.

10. Premises and Equipment
Premises and equipment at December 31, 2013 and 2012 consist of the following:

	2013	2012
Computer hardware and software	$88,589	$80,002
Leasehold improvements	18,340	19,000
Furniture	17,963	17,985
Equipment	11,054	9,202
Building	1,585	1,250
	137,531	127,439
Less accumulated depreciation and amortization	(76,798)	(60,633)
	$60,733	$66,806
Equipment under operating leases at December 31, 2013 and 2012 consist of the following:

	2013	2012
Equipment under operating leases (1)	$56,619	$71,502
Less accumulated depreciation	(29,801)	(24,176)
	$26,818	$47,326

(1)	Balances exclude rent and deferred rent receivables as well as deferred origination cost.

Depreciation and amortization expense for premises and equipment was $20,528, $15,911 and $11,909 for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense for equipment under operating leases was $16,897, $20,062, and $11,030 for the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, the Company sold a portion of its default-servicing platform and entered into a plan to restructure its residential mortgage sales locations. Because of these initiatives, the Company recorded an impairment of $4,222 in its Mortgage Banking segment, which is reflected in noninterest expense in the consolidated statements of income. The assets, primarily leasehold improvements, were written down to their salvage values less cost to sell.
11. Other Assets
Other assets at December 31, 2013 and 2012 are comprised of the following:

	2013	2012
Servicing advances, net of allowance of $9,642 and $11,518, respectively	$225,436	$125,118
Foreclosure claims receivable, net of allowance of $14,398 and $11,721, respectively	208,226	196,952
Income taxes receivable, net	71,372	—
Accrued interest receivable	66,782	82,965
Corporate advances, net of allowance of $6,168 and $8,967, respectively	64,702	47,778
Goodwill	46,859	46,859
Other real estate owned, net of allowance of $5,958 and $16,051, respectively	29,034	55,277
Fair value of derivatives, net	28,170	33,261
Prepaid assets	12,270	8,841
Margin receivable, net	6,370	40,260
Intangible assets, net	5,813	7,921
Other	49,840	57,833
	$814,874	$703,065
A summary of other real estate owned activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance, beginning of year	$55,277	$62,120	$56,616
Additions	47,790	49,485	65,230
Provision on OREO	(6,372)	(7,962)	(14,471)
Sales	(67,326)	(48,366)	(45,255)
Other	(335)	—	—
Balance, end of year	$29,034	$55,277	$62,120

12. Goodwill and Intangible Assets
The change in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Balance, beginning of year	$46,859	$10,238
Goodwill acquired during the period	—	36,621
Balance, end of year	$46,859	$46,859
All acquired goodwill has been allocated to our Banking and Wealth Management segment.
Intangible Assets
Components of the finite-lived intangible assets had the following carrying amounts and accumulated amortization at December 31, 2013 and 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2013
Technology platform	$6,237	$(3,575)	$2,662
Core deposit premium	3,200	(1,638)	1,562
Customer relationships	2,613	(1,024)	1,589
Total intangible assets	$12,050	$(6,237)	$5,813
2012
Technology platform	$6,237	$(2,186)	$4,051
Core deposit premium	3,200	(1,181)	2,019
Customer relationships	2,613	(762)	1,851
Total intangible assets	$12,050	$(4,129)	$7,921
Amortization expense related to intangible assets was $2,108, $1,583 and $1,217 for the years ended December 31, 2013, 2012 and 2011, respectively.
Future estimated amortization expense for intangible assets is as follows:

2014	$2,108
2015	1,933
2016	776
2017	452
2018	261
Thereafter	283
Total	$5,813
13. Deposits
Deposits as of December 31, 2013 and 2012 are comprised of the following:

	2013	2012
Noninterest-bearing demand	$1,076,631	$1,445,783
Interest-bearing demand	3,006,401	2,681,769
Market-based money market accounts	413,137	439,399
Savings and money market accounts, excluding market-based	5,110,992	4,451,843
Market-based time	597,858	736,612
Time, excluding market-based	3,056,321	3,386,982
	$13,261,340	$13,142,388
Deposits are reported net of unamortized yield adjustments of $3,224 and $5,179 and unamortized options related to index-linked time deposits of $5,943 and $7,578 at December 31, 2013 and 2012, respectively.

Scheduled maturities of time deposits at December 31, 2013 are as follows:

2014	$2,124,886
2015	654,877
2016	395,349
2017	176,900
2018	267,085
2019	44,227
2020	22
$3,663,346
Scheduled maturities are reported at the contractual deposit amount, gross of unamortized yield adjustments and unamortized options related to index-linked time deposits.
Time deposits that are $100,000 and greater are $1,631,153 and $1,730,666 as of December 31, 2013 and 2012, respectively.
Index-linked Time Deposits
MarketSafe Certificates of Deposit (CDs)—EB’s deposit products include MarketSafe CDs with returns that are based upon a variety of reference indices, including commodities, foreign currency and precious metals. These index-linked time deposits totaled $164,232 and $142,602 at December 31, 2013 and 2012, respectively. The general characteristics of all MarketSafe CDs include the following:

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

•	Deposits are FDIC insured.

•	Terms have ranged from three to eight years.
Commodity Based CDs—During 2012 and 2013, EB had outstanding one commodity-based CD, the Diversified Commodities CD. The Diversified Commodities CD reference index is composed of ten equally weighted commodities (WTI crude oil, gold, silver, platinum, soybeans, corn, sugar, copper, nickel and lean hogs) and tied to spot pricing. Diversified Commodities CDs have a 100% participation factor, with a maximum market upside payment subject to a 10% cap of the individual commodities. The Diversified Commodities CD product was first issued March 29, 2011 and all such CDs mature by June 21, 2016.
Foreign Currency Based CDs—During 2012 and 2013, EB had outstanding four foreign currency based CDs, the BRIC CD, the Currency Returns CD, the Emerging Markets CD and the Evolving Economies CD. The BRIC CD reference index is comprised of four equally weighted currencies: Brazilian real, Russian ruble, Indian rupee, and Chinese renminbi. The BRIC CD product was first issued on August 25, 2009 and all such CDs matured by December 13, 2012. The Currency Returns CD reference index is the Deutsche Bank Currency Returns (DBCR) Index. The DBCR Index seeks to replicate three strategies (carry, momentum, and valuation) that are employed in the foreign currency market and combines them all into a single equally weighted index. Currency Returns CDs have a 100% participation factor. The Currency Returns CD product was first issued on September 28, 2010 and all such CDs mature by November 14, 2014. The Emerging Markets CD reference index is comprised of four equally weighted currencies: Columbian peso, Israeli shekel, South Korean won, and Turkish lira. The Emerging Markets CD product was first issued on September 24, 2012 and all such CDs mature by September 25, 2017. The Evolving Economies CD reference index is comprised of four equally weighted currencies: Columbian peso, Indian rupee, Mexican peso, and Turkish lira. Evolving Economies CDs have a participation factor equal to the greater of 15% or the performance of the Evolving Economies CD reference index. The Evolving Economies CD product was first issued on September 23, 2013 and all such CDs mature by October 19, 2018.
Metals Based CDs—During 2012 and 2013, EB had outstanding four metals-based CDs: Gold Bullion, Silver Bullion, Diversified Metals and Timeless Metals CDs. The Gold Bullion and Silver Bullion CDs are tied to spot pricing. The Gold Bullion CD product was first issued on October 25, 2005 and all such CDs mature by June 17, 2015. The Silver Bullion CD product was first issued on August 28, 2007 and all such CDs mature by June 16, 2016. The Diversified Metals CD reference index is composed of three equally weighted precious metal commodities (gold, silver, and platinum) and tied to spot pricing. Diversified Metal CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Diversified Metals CD product was first issued on May 25, 2010 and all such CDs mature by August 17, 2015. The Timeless Metals CD reference index is comprised of of five equally weighted precious metal commodities (copper, nickel, silver, platinum, and gold) and tied to spot pricing. Timeless Metals CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Timeless Metals CD product was first issued on June 21, 2011 and all such CDs mature by August 30, 2016.

Deposits Denominated in Foreign Currency
A summary of foreign currency denominated deposits at December 31, 2013 and 2012 is as follows:

	2013	2012
Noninterest-bearing demand	$3,060	$391
Money market accounts	361,029	378,418
Time	433,626	594,010
	$797,715	$972,819
A summary of foreign currency denominated deposits by currency at December 31, 2013 and 2012 is as follows:

	2013	2012
Australian Dollar	$148,970	$225,918
Chinese Renminbi	99,992	101,402
Norwegian Krone	90,096	108,552
Canadian Dollar	89,491	112,956
Swiss Franc	79,952	85,511
Singapore Dollar	55,865	59,978
Euro	53,121	51,095
New Zealand Dollar	48,880	58,270
Brazilian Real	46,525	71,271
Pound Sterling	15,199	14,671
South African Rand	14,704	22,381
Other	54,920	60,814
	$797,715	$972,819
14.   Other Borrowings
Other borrowings at December 31, 2013 and 2012 are comprised of the following:

	2013	2012
FHLB advances, including unamortized premium of $0 and $262, respectively	$2,353,000	$3,030,620
Securities sold under agreements to repurchase, including unamortized premium of $0 and $78, respectively	—	142,401
Note payable	24,000	—
	$2,377,000	$3,173,021
Advances from the FHLB at December 31, 2013 and 2012 are as follows:

	2013	2012
Fixed-rate advances with a weighted-average interest rate of 1.60% and 2.05%, respectively	$2,353,000	$2,412,858
Convertible advances with a weighted-average fixed interest rate of 0.00% and 4.24%, respectively	—	17,000
Overnight advances with a weighted-average floating interest rate of 0.00% and 0.36%, respectively	—	600,500
	$2,353,000	$3,030,358
Contractual maturity dates for FHLB advances at December 31, 2013 are as follows:

2014	$750,000
2015	331,000
2016	190,000
2017	380,000
2018	260,000
Thereafter	442,000
$2,353,000
At December 31, 2013, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 35% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. At December 31, 2012, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 30% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. The agreement requires a blanket floating lien on any of four loan categories: 1-4 family first mortgage loans, multifamily (5+ units) mortgage loans, home equity lines of credit and second mortgage loans, and commercial real estate loans. As of December 31, 2013 and 2012, all four loan categories were pledged to secure FHLB advances in a blanket floating lien. In addition, the Company also pledges certain investment securities from time to time to secure FHLB advances.
At December 31, 2013, the carrying amounts of loans and investment securities pledged to secure FHLB advances were $11,115,085 and $120,931, respectively. At December 31, 2012, the carrying amount of loans and investment securities pledged to secure FHLB advances were $12,359,633 and $65,556, respectively. The lendable value of assets pledged was $4,580,977 and $3,505,495 as of December 31, 2013 and 2012, respectively. Based on the lendable value of assets pledged, the Company was eligible to borrow an additional $2,167,727 and $475,119 at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, investment securities with a carrying value of $0 and $178,468, respectively, were pledged to secure securities sold under agreements to repurchase.
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
During September 2013, the Company early extinguished FHLB advances with a principal balance of $770,000. The consideration paid for the early extinguishment was $733,969 representing the net settlement of the advance balances. The resulting gain of $36,031 recognized upon extinguishment was recorded in other noninterest income in the consolidated statements of income. As a result of the extinguishment, the forecasted transactions related to the interest payments associated with this debt were no longer expected to occur which resulted in the reclassification of $31,036 in unrealized losses previously recorded in accumulated other comprehensive income to other noninterest income.
In October 2013, the Company early extinguished an additional FHLB advance with a principal balance of $104,000. The consideration paid for this early extinguishment was $93,600 representing the net settlement of the advance balance. The resulting gain of $10,400 realized upon extinguishment was recorded in other noninterest income in the consolidated statements of income.
As of December 31, 2013, the note payable of $24,000 represents a noninterest-bearing promissory note payable to the FDIC. The note matures on December 31, 2014 with the full principal amount due at maturity. The note payable was issued as part of the settlement of the FDIC clawback liability recorded as part of the Bank of Florida acquisition. See Note 7 for additional information related to the termination of the loss sharing agreements.
Interest expense on FHLB advances for the years ended December 31, 2013, 2012 and 2011 was $68,214, $44,879 and $31,912, respectively.
15. Trust Preferred Securities
As of December 31, 2013, the Company sponsored and wholly-owned 100% of the common equity of eight unconsolidated trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $103,750 at December 31, 2013 and 2012, are the sole assets of each trust.
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
Total interest expense on trust preferred securities for the years ended December 31, 2013, 2012 and 2011 is $6,584, $6,006 and $6,641, respectively.

The terms of the outstanding trust preferred securities at December 31, 2013 and 2012 are summarized as follows:

Maturity		Dividend Rate	2013	2012
July 2031		10.25% fixed	$15,000	$15,000
July 2031	(1)	Three-month LIBOR, plus 3.58% (3.82% and 3.89%, respectively)	15,000	15,000
January 2035		Three-month LIBOR, plus 1.99% (2.23% and 2.33%, respectively)	10,000	10,000
August 2035		Fixed at 6.40% to August 2015 (thereafter, three-month LIBOR, plus 1.80%)	10,000	10,000
November 2035		Fixed at 6.08% to November 2015 (thereafter, three-month LIBOR, plus 1.49%)	10,000	10,000
December 2036		Fixed at 6.74% to December 2016 (thereafter, three-month LIBOR, plus 1.74%)	15,750	15,750
June 2037		Three-month LIBOR, plus 1.70% (1.94% and 2.00%, respectively)	15,000	15,000
September 2037		Three-month LIBOR, plus 1.70% (1.94% and 2.00%, respectively)	13,000	13,000
			$103,750	$103,750
(1) London Interbank Offered Rate
For the first trust preferred security listed above (July 2031 maturity, 10.25% fixed, $15,000 principal amount outstanding), interest is payable semi-annually and may be deferred at any time at the election of the Company for up to 10 consecutive semiannual periods. For all other trust preferred securities listed above, interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods.  During a deferral period, the Company is subject to certain restrictions, including being prohibited from declaring and paying dividends on its common stock or preferred stock.  As of December 31, 2013, the Company had not elected to defer interest payments on any of its trust preferred securities.
16.  Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock — The Series A 6.75% Non-Cumulative Perpetual Preferred Stock (Series A 6.75% Preferred Stock) has a par value $0.01 per share, has no stated maturity and a liquidation preference of $25.00 per depositary share, where one depositary share represents a 1/1,000th interest in a share of the Series A 6.75% Preferred Stock. Redemption is solely at the option of the Company in whole following a regulatory capital treatment event, as defined. In addition, the Series A 6.75% Preferred Stock may be redeemed in whole or in part on January 5, 2018 or any dividend payment date thereafter. Under current rules, any redemption of the Series A 6.75% Preferred Stock is subject to prior approval of the Federal Reserve Board, and it is not subject to any sinking fund or other obligations of the Company.
Dividends, if declared, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, and are payable in arrears at a rate of 6.75% per annum. As of December 31, 2013, no dividends were in arrears.
17. Accumulated Other Comprehensive Income (Loss)
AOCI for years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Unrealized holding gains (losses) on debt securities:
Balance, beginning of year	$20,369	$(16,197)	$19,712
Reclassification of unrealized gains to earnings	(4,225)	—	(15,892)
Unrealized gains (losses) due to changes in fair value	(18,304)	58,893	(40,711)
OTTI loss (noncredit portion), net of accretion	923	—	(502)
Tax effect	8,215	(22,327)	21,196
Balance, end of year	6,978	20,369	(16,197)
Fair market value of interest rate swaps:
Balance, beginning of year	(65,191)	(83,153)	(14,493)
Net unrealized gains (losses) due to changes in fair value	77,269	28,803	(110,755)
Tax effect	(29,373)	(10,841)	42,095
Balance, end of year	(17,295)	(65,191)	(83,153)
Net loss on settlement of forward swaps:
Balance, beginning of year	(41,962)	(8,399)	(10,275)
Losses associated with current period transactions	(53,226)	(65,306)	(4,816)
Reclassification of unrealized net losses to earnings	52,701	11,103	7,515
Tax effect	189	20,640	(823)
Balance, end of year	(42,298)	(41,962)	(8,399)
Total accumulated other comprehensive income (loss)	$(52,615)	$(86,784)	$(107,749)

18. General and Administrative Expense
Components of general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Legal and professional fees, excluding consent order expense	$30,782	$45,655	$50,284
Credit-related expenses:
Foreclosure and OREO expense	34,051	54,385	35,306
Other credit-related expense	15,792	29,490	47,544
FDIC premium assessment and other agency fees	34,857	39,183	29,032
Advertising and marketing expense	29,201	36,016	17,667
Loan origination expense, net of deferred cost	4,291	9,274	3,911
Portfolio expense	12,722	14,744	8,889
Consent order expense	72,339	24,657	7,006
Write-down of Tygris indemnification asset	—	—	8,680
Other	51,460	53,973	43,198
	$285,495	$307,377	$251,517
19.  Income Taxes
The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
Current:
Federal	$(17,927)	$65,877	$(17,312)
State	694	7,495	1,937
Total current	(17,233)	73,372	(15,375)
Deferred:
Federal	92,041	(26,854)	46,705
State	6,492	(4,563)	(2,545)
Total deferred	98,533	(31,417)	44,160
Total income tax	$81,300	$41,955	$28,785
The Company’s actual provision for income taxes differs from the expected federal income tax provision for the years ended December 31, 2013, 2012 and 2011, as follows:

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at the federal statutory rate	$76,314	35.00%	$40,599	35.00%	$28,530	35.00%
State income taxes, net of federal income tax effect	4,539	2.08%	1,991	1.72%	(698)	(0.86)%
Revaluation of net unrealized built-in loss (NUBIL)	—	—%	—	—%	691	0.85%
Other	447	0.21%	(635)	(0.55)%	262	0.32%
Provision for Income Taxes	$81,300	37.29%	$41,955	36.17%	$28,785	35.31%

The components of the Company’s deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Federal net operating loss carryforwards	$68,024	$68,024
State net operating loss carryforwards	9,471	8,416
Interest rate swaps	36,503	65,688
Credit and other reserves	39,588	50,226
Allowance for loan losses	24,168	31,198
Purchase accounting	33,919	25,209
FDIC clawback liability	—	19,283
Security and loan valuations	5,743	17,299
Share-based compensation	7,282	6,312
Nonaccrual interest on loans	3,666	5,933
Other	21,264	14,624
Total deferred tax assets	249,628	312,212
Valuation allowance	(5,258)	(5,365)
Total deferred tax assets, net of valuation allowance	244,370	306,847
Deferred tax liabilities
Equipment leases	66,071	49,958
Mortgage servicing rights	80,678	27,563
Purchase accounting	12,176	17,676
Available for sale securities	4,279	12,494
Fixed assets	7,481	9,481
Deferred tax gain	2,246	3,371
Other	20,064	15,427
Total deferred tax liabilities	192,995	135,970
Net deferred tax assets	$51,375	$170,877
Recognition of deferred tax assets is based on management’s belief that it is more likely than not the tax benefit associated with temporary differences, operating loss carryforwards and tax credit carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.
At December 31, 2013, the Company had a deferred tax asset of $68,024 attributable to federal operating loss carryforwards. The federal operating loss carryforward, which should expire in 2030, is attributable to the Tygris acquisition and is subject to an annual limitation. A valuation allowance is not warranted for the federal operating loss carryforwards due to the Company’s positive earnings history. Additionally, any potential ownership changes should not have an impact on the utilization of the federal operating loss carryforwards.
At December 31, 2013, the Company had a gross deferred tax asset of $9,471 attributable to state operating loss carryforwards. Management does not believe that it can realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $5,258 was established for state net operating loss carryforwards.
Deferred tax expense does not include the change in the Company’s net deferred tax assets associated with the tax effects of other comprehensive income adjustments. The Company’s net deferred tax assets decreased $20,969 for other comprehensive income adjustments.
A reconciliation of the beginning and ending unrecognized tax benefits as of December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance, beginning of year	$2,727	$4,186	$5,197
Additions based on tax positions related to the current year	—	—	1,268
Reductions for tax positions of prior years	(305)	(41)	—
Reductions for lapse of statute of limitations	(1,154)	(1,418)	(2,279)
Balance, end of year	$1,268	$2,727	$4,186
As of December 31, 2013, 2012 and 2011, the balance of unrecognized tax benefits, if recognized, that would reduce the effective tax rate was $824, $1,129 and $1,170, respectively. Included in the unrecognized tax benefits are some items whose recognition would not impact the effective tax rate, such as the tax effect of temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the federal tax effect. The unrecognized tax benefits balance is not expected to decline over the next 12 months.
The Company classifies interest and penalties on uncertain tax positions as a component of general and administrative expenses. The Company’s accrued interest and penalties on unrecognized tax benefits was $175 and $404 as of December 31, 2013 and 2012, respectively. Accrued interest and penalties are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets.

The Company is subject to periodic review by federal and state taxing authorities in the ordinary course of business. With few exceptions, the Company is no longer subject to examination by these taxing authorities for years prior to 2010.
20. Employee Benefit Plan
The Company sponsors a defined contribution plan, adopted under Internal Revenue Code 401(k) (the Plan), covering substantially all full-time employees meeting certain eligibility requirements. During the year ended December 31, 2012 the plan increased the employee contribution limit from 18% to 100%. Employees may contribute between 1% and 100% of their eligible pretax compensation to the Plan, subject to Internal Revenue Code 401(k) contribution limits. The Company matches, based on the employee's contribution, up to 4% of an employee’s eligible compensation contributed as an elective deferral. The Company recognized expense related to these contributions of $8,987, $6,372 and $4,689 during the years ended December 31, 2013, 2012 and 2011, respectively.
In addition, the Company may make profit-sharing contributions to the Plan at the discretion of the Board of Directors. During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense related to the Plan of $3,800, $7,500 and $5,502, respectively.
Expenses related to 401(k) matching and profit-sharing contributions are included in salaries, commissions, and other employee benefits expense in the consolidated statements of income.
21. Share-Based Compensation
The Company issues share-based compensation awards under the EverBank Financial Corp Equity Incentive Plan. These awards include stock options and nonvested stock. All awards granted are approved by the Compensation Committee of the Board of Directors. New common shares are issued from authorized and available shares. At December 31, 2013 a total of 14,164,002 shares were available for future grants. The Company’s compensation expense and its related income tax benefit are as follows:

	2013	2012	2011
Share-based compensation expense recorded in salaries, commissions and other employee benefits expense	$4,455	$3,993	$3,732
Share-based compensation expense recorded in general and administrative expense	324	259	—
Income tax benefit	1,816	1,616	1,318
Option Plans — The Company issues stock options under the EverBank Financial Corp Equity Incentive Plan. These options allow certain employees of the Company and other subsidiaries to purchase shares of common stock as an incentive for continued performance.
The fair value of options, as determined by the Black-Scholes option-pricing model, is recognized as compensation expense on a straight-line basis over the vesting period. In determining compensation expense, the Company evaluates annual forfeiture rates for stock options based on historical experience. Compensation cost not yet recognized for nonvested options was $7,067 at December 31, 2013 and is expected to be recognized over a weighted average period of 1.6 years.
Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

	2013			2012			2011
Risk-free interest rate	1.52%	-	1.76%	1.52%	-	1.93%	2.67%	-	3.33%
Expected volatility	38.93%			25.42%			25.34%	-	25.99%
Weighted-average expected volatility	38.93%			25.42%			25.66%
Expected term (years)	9.1			8.8			8.8
Dividend yield	0.55%			—%			—%
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
Options vest over various periods, generally one to five years, and terms range from five to 10 years. Based on historical experience and the characteristics of the grantee, the Company uses estimated forfeiture rates that range from 0% to 20% over the term of the options. Amounts included in compensation expense reflect the fair value of the underlying options as of the grant date multiplied by the number of options expected to vest, accrued on a straight-line basis over the applicable vesting period.

A summary of the Company’s stock option activity for the year ended December 31, 2013, is as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	11,551,087	$11.60
Granted	540,292	16.70
Exercised	(1,557,750)	8.15		$11,232
Forfeited	(196,073)	13.66
Canceled	(17,673)	12.07
Outstanding, end of year	10,319,883	$12.35	5.3	$61,946

Options exercisable at year end	7,125,780	$11.37	4.4	$49,767
Options vested and expected to vest	9,977,466	$12.30	5.2	$38,693

The following table provides additional information related to options awarded and options exercised for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Options awarded	540,292	774,960	741,187
Weighted-average grant date fair value of options awarded	$7.53	$6.98	$5.29
Options exercised	1,557,750	649,200	523,845
Total intrinsic value of options exercised	$11,232	$5,633	$5,970
Cash received upon exercise of options	$12,694	$2,874	$1,604
Tax benefits realized upon exercise of options	$3,349	$1,950	$2,255

Nonvested Stock — The Company issues nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation. The shares generally vest based on future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight-line basis over the applicable vesting schedule. Compensation expense not yet recognized for nonvested stock was $4,029 at December 31, 2013 and is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the Company’s nonvested stock activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	163,735	$9.71	470,605	$7.52	629,265	$7.13
Issued	296,242	16.48	62,100	13.41	14,175	14.33
Vested	(80,610)	9.55	(368,970)	7.50	(169,695)	6.56
Forfeited	(6,760)	16.71	—	—	(3,140)	11.69
Outstanding, end of year	372,607	$15.00	163,735	$9.71	470,605	$7.52

22.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net income	$136,740	$74,042	$52,729
Less dividends on preferred stock	(10,125)	(7,046)	(818)
Less undistributed net income allocated to participating preferred stock	—	(3,678)	(10,400)
Net income allocated to common shareholders	$126,615	$63,318	$41,511
(Units in Thousands)
Average common shares outstanding	122,245	104,014	74,892
Common share equivalents:
Stock options	1,616	1,663	2,209
Nonvested stock	88	274	405
Average common shares outstanding, assuming dilution	123,949	105,951	77,506
Basic earnings per share	$1.04	$0.61	$0.55
Diluted earnings per share	$1.02	$0.60	$0.54
On January 25, 2012, the Company’s Board of Directors approved a special cash dividend of $4,482 to the holders of the Series A 6% Preferred Stock, which was paid on March 1, 2012, in order to induce conversion to shares of Common Stock. On April 24, 2012, the Company's Board of Directors approved a special cash dividend of $1,073 to the holders of the Series B Preferred Stock, which was paid on June 19, 2012. In addition, the Company included the Series A 6% Preferred Stock and Series B Preferred Stock as a participating security through the date of conversion and upon conversion, the Company has included the converted common shares in common shares outstanding.
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of December 31, 2013 2012 and 2011 are as follows:

	2013	2012	2011
Stock Options	3,800,027	5,648,587	5,160,127

23.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 24. The total notional or contractual amounts and fair values as of December 31, 2013 and 2012 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2013
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$253,000	$—	$27,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	590,020	896	2,566
Forward and optional forward sales commitments	1,001,489	12,228	2,948
Interest rate swaps	75,239	—	347
Foreign exchange contracts	807,732	4,073	14,318
Foreign currency, commodity and metals indexed options	171,405	7,719	—
Options embedded in client deposits	170,176	—	7,689
Indemnification assets	147,897	7,531	—
Total freestanding derivatives		32,447	27,868
Netting and cash collateral adjustments (1)		(4,277)	(40,367)
Total derivatives		$28,170	$15,398

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2012
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Fair Value hedges:
Interest rate swaps	$31,247	$—	$579
Cash flow hedges:
Forward interest rate swaps	703,000	$—	$105,166
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	1,737,555	10,904	970
Forward sales commitments	2,781,788	2,498	6,481
Foreign exchange contracts	963,820	10,368	2,121
Equity, foreign currency, commodity and metals indexed options	150,885	15,880	—
Options embedded in client deposits	150,181	—	15,750
Indemnification assets	273,687	9,092	—
Total freestanding derivatives		48,742	25,322
Netting and cash collateral adjustments (1)		(15,481)	(110,641)
Total derivatives		$33,261	$20,426

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of December 31, 2013 and 2012 include derivative positions netted totaling $1,763 and $651, respectively.

Cash Flow Hedges
As of December 31, 2013, AOCI included $18,321 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 10 years.
Freestanding Derivatives

The following table shows the net losses recognized for the years ended December 31, 2013, 2012 and 2011 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	2013	2012	2011
Gains (losses) on interest rate contracts (1)	$86,772	$(118,875)	$(69,490)
Gains (losses) on indemnification assets (2)	(1,561)	552	(8,680)
Other	(172)	316	(444)
Total	$85,039	$(118,007)	$(78,614)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps.
(2)     Refer to Note 24 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and equity risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on December 31, 2013 and 2012 was $42,562 and $107,215, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2013 and 2012, $42,130 and $109,990, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of December 31, 2013 and 2012, $6,370 and $40,260, respectively, of collateral was posted for positions not subject to master netting agreements.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2013 and 2012, $6,040 and $14,830, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of December 31, 2013 and 2012, the Company held $6,040 and $15,220, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of December 31, 2013 and 2012, assets and liabilities measured at fair value on a recurring basis including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting	Total
2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,109,271	$—	$—	$1,109,271
Asset-backed securities	—	3,086	—	—	3,086
Other	399	2,871	—	—	3,270
Total available for sale securities	399	1,115,228	—	—	1,115,627
Loans held for sale	—	613,459	58,912	—	672,371
Derivative financial instruments:
Derivative assets (Note 23)	—	24,020	8,427	(4,277)	28,170
Derivative liabilities (Note 23)	—	53,199	2,566	(40,367)	15,398

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting	Total
2012
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,611,775	$—	$—	$1,611,775
Asset-backed securities	—	7,526	—	—	7,526
Other	267	310	—	—	577
Total available for sale securities	267	1,619,611	—	—	1,619,878
Loans held for sale	—	1,452,236	—	—	1,452,236
Financial liabilities:
FDIC clawback liability	—	—	50,720	—	50,720
Derivative financial instruments:
Derivative assets (Note 23)	10,368	29,282	9,092	(15,481)	33,261
Derivative liabilities (Note 23)	2,121	128,946	—	(110,641)	20,426

Changes in assets and liabilities measured at level 3 fair value on a recurring basis for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives (3)
2011
Balance, beginning of period	$15,136	$(39,311)	$8,949
Purchases	—	—	13,902
Issuances	—	—	(5,344)
Settlements	(1,032)	—	(33)
Transfers out of level 3	—	—	(269)
Gains (losses) included in earnings for the period	1,358	(4,006)	(8,665)
Balance, end of period	$15,462	$(43,317)	$8,540
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2011	$1,358	$(4,006)	$(8,378)
2012
Balance, beginning of period	$15,462	$(43,317)	$8,540
Settlements	(623)	—	—
Transfers out of level 3	(14,946)	—	—
Gains (losses) included in earnings for the period	107	(7,403)	552
Balance, end of period	$—	$(50,720)	$9,092
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2012	$107	$(7,403)	$552
2013
Balance, beginning of period	$—	$(50,720)	$9,092
Issuances	518,569	—	171,042
Transfers into level 3	—	—	6,628
Sales	(444,415)	—	—
Settlements	(7,410)	48,000	(112,993)
Gains (losses) included in earnings for the period	(7,832)	2,720	(67,908)
Balance, end of period	$58,912	$—	$5,861
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2013	$(529)	$—	$(9,859)

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2013 and 2012:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2013				Min.		Max.	Weighted Avg.
Indemnification asset	$7,531	Discounted cash flow	Discount Rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	0.00%	-	68.98%	23.61%	(2)
			Loss duration (in months)	9	-	100	36	(2)
			Loss severity	(4.96)%	-	19.70%	6.54%	(2)
IRLCs, net	$(1,670)	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	79.74%	(3)
Loans held for sale	$58,912	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%
2012
FDIC clawback liability	$50,720	Discounted cash flow	Servicing cost	$6,790	-	$14,558	N/A	(1)
Indemnification asset	9,092	Discounted cash flow	Reinstatement rate	3.82%	-	79.54%	24.53%	(2)
			Loss duration (in months)	8	-	50	30	(2)
			Loss severity	2.42%	-	11.33%	6.23%	(2)

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

Loans Held for Sale Accounted for under the Fair Value Option
The following table includes information on loans held for sale reported under the fair value option at December 31, 2013 and 2012:

	2013	2012
Fair value carrying amount	$672,371	$1,452,236
Aggregate unpaid principal balance	659,592	1,387,423
Fair value carrying amount less aggregate unpaid principal	$12,779	$64,813
No loans recorded under the fair value option were on nonaccrual status at December 31, 2013 or 2012.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of the above loans and subsequent changes in fair value for loans outstanding were $13,191, $433,620 and $171,160 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the consolidated statements of income. An insignificant portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. The carrying value of assets measured at fair value on a non-recurring basis and held at December 31, 2013 and 2012 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
2013
Collateral-dependent loans	$—	$—	$907	$907	$248
Other real estate owned (1)	—	—	7,009	7,009	2,008
Mortgage servicing rights (2)	—	—	448,925	448,925	(94,951)
Loans held for sale	—	—	9,123	9,123	424
2012
Collateral-dependent loans	$—	$—	$48,048	$48,048	$6,163
Other real estate owned (1)	—	4,030	26,787	30,817	6,230
Mortgage servicing rights (2)	—	—	320,901	320,901	63,508

(1)
Gains and losses resulting from subsequent measurement of OREO is included in the consolidated statements of income as general and administrative expense. OREO is included in other assets in the consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the impaired strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2013				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$907	Appraisal Value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	$7,009	Appraisal Value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	$448,925	Discounted cash flow	Prepayment speed	10.93%	-	24.57%	14.28%	(2)
			Discount rate	9.55%	-	9.72%	9.59%	(3)
Loans held for sale	$9,123	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%
2012
Collateral-dependent loans	$36,609	Sales comparison approach	Appraisal value adjustment	0.00%	-	47.00%	N/A
Collateral-dependent loans	$11,439	Discounted appraisals	Collateral discounts	5.00%	-	5.00%	N/A
Other real estate owned	$23,359	Sales comparison approach	Appraisal value adjustment	0.00%	-	82.00%	N/A
Other real estate owned	$3,428	Discounted appraisals	Collateral discounts	5.00%		10.00%	N/A
Mortgage servicing rights	$320,901	Discounted cash flow	Prepayment speed	16.50%	-	19.80%	19.25%	(2)
			Discount rate	9.20%	-	9.80%	9.37%	(3)

(1)	NM - Not Meaningful

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
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and 2012. This table excludes financial instruments with a short term or without a stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$107,312	$107,921	$—	$107,921	$—
Loans held for sale (1)	119,011	121,092	—	49,619	71,473
Loans held for investment (2)	12,153,835	12,266,499	—	—	12,266,499
Financial liabilities:
Time deposits	$3,654,179	$3,680,868	$—	$3,680,868	$—
Other borrowings	2,377,000	2,353,858	—	2,353,858	—
Trust preferred securities	103,750	86,220	—	—	86,220

	2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$143,234	$146,709	$—	$143,730	$2,979
Loans held for sale (1)	635,810	658,091	—	642,437	15,654
Loans held for investment (2)	11,589,233	11,716,283	—	—	11,716,283
Financial liabilities:
Time Deposits	$4,123,594	$4,165,065	$—	$4,165,065	$—
Other borrowings (3)	3,050,698	3,085,174	—	3,085,174	—
Trust preferred securities	103,750	78,112	—	—	78,112

(1)	The carrying value of loans held for sale excludes $672,371 and $1,452,236 in loans measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $59,417 and $78,921 as of December 31, 2013 and 2012, respectively. In addition, the carrying values exclude $1,035,199 and $833,754 of lease financing receivables as of December 31, 2013 and 2012, respectively.

(3)	The carrying value of other borrowings excludes $122,323 in repurchase agreements which have remaining maturities of less than one month as of December 31, 2012.
Fair Value Measurement and Disclosure Valuation Methodology
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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of December 31, 2013 and 2012, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets. In addition, the Company has one corporate security that is valued using the income approach. To determine the price, the Company determines the risk adjusted expected cash flows based on the contract terms including the expected rate of interest (benchmark rate plus applicable spread) and then discounts those cash flows at a market rate of interest inherent in newly issued securities at par. The spread to swap curve is interpolated based on the comparable securities that would be issued in the market on the valuation date. Industry and rating factors are used to determine the comparable securities. This security has been classified as level 3.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option were derived from quoted market prices or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans. Certain conforming residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within level 2 of the valuation hierarchy. Fair values for those non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market were derived from models using characteristics of the loans including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses and, therefore, are classified within level 3 of the valuation hierarchy. The Company estimates the fair value of loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at our estimates. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
Loans Held for Investment — Fair value of loans held for investment is derived using a discounted cash flow approach which includes an evaluation of the collateral, and underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, credit profile of the loans, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including credit loss assumptions, servicing cost (if any), prepayment forecasts, and risk adjusted capital to determine the discount rate. These assumptions are derived from internal and third party databases. Noting the valuation is derived from model-based techniques, the Company includes loans held for investment within level 3 of the valuation hierarchy.
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made based on a review of the property, historical changes, and current market rates. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of cost or fair value (less estimated costs to sell). Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on commercial properties are usually significant and typically result in a level 3 classification of the inputs for determining fair value. The Company estimates the fair value of collateral-dependent loans and OREO using the sales comparison approach. Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics.  For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment may be made based on a review of the property, historical property value changes, and current market rates.
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. In addition, a third-party valuation is obtained quarterly. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to discuss the key assumptions used by the respective parties in arriving at those estimates.
Time Deposits — The fair value of fixed-rate certificates of deposit is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market and therefore are classified within level 2 of the valuation hierarchy.
Other Borrowings — For advances that bear interest at a variable rate, the carrying amount is a reasonable estimate of fair value. For fixed-rate advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for fixed-rate advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. For hybrid advances, fair value is obtained from an FHLB proprietary model mathematical approximation of the market value of the underlying hedge. The terms of the hedge are similar to the advances and therefore classified as level 2 within the valuation hierarchy.
Trust Preferred Securities — Fair value is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate pricing curves. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company interpolates its own credit spreads in the valuation of these liabilities. Due to the significance of the credit spread in the valuation inputs, trust preferred securities are classified within level 3 of the valuation hierarchy.
FDIC Clawback Liability — The fair value of the FDIC clawback liability represented the net present value of expected true-up payments due 45 days after the fifth and tenth anniversary of the closing of the Bank of Florida acquisition pursuant to the purchase and assumption agreements between the Company and the FDIC. On the true-up measurement dates, the Company is required to make a true-up payment to the FDIC in an amount equal to 50% of the excess, if any, of (1) 20% of the intrinsic loss estimate (an established figure by the FDIC) less (2) the sum of (a) 25% of the asset discount, (part of the Company’s bid) plus (b) 25% of the cumulative loss share payments plus (c) a 1% servicing fee based on the principal amount of the covered assets over the term (calculated annually based on the average principal amount at the beginning and end of each year and then summed up for a total fee included in the calculation). The liability was discounted using an estimated cost of debt capital, based on an interpolated cost of debt capital of banks with credit quality comparable to the Company’s (using USD US Bank (BBB) BFV Curve index). This liability is considered to be contingent consideration as it requires the return of a portion of the initial consideration in the event contingencies are met. Contingent consideration is re-measured quarterly at fair value with changes reflected in other noninterest income until the contingency is resolved. Due to the nature of the valuation inputs, FDIC clawback liability is classified within level 3 of the valuation hierarchy. The significant unobservable input used in the fair value measurement of the FDIC clawback liability is servicing cost. Significant increases (decreases) in this input in isolation could result in a significantly lower (higher) fair value measurement. The Company estimates the fair value of the FDIC clawback liability using a discounted cash flow model. The Company enters observable and unobservable inputs into the model to arrive at fair value. Changes in the estimate are primarily driven by changes in the interpolated discount rate (an observable input) and changes in servicing cost as a result of changes in projected UPB. The assumptions are reviewed and updated on a quarterly basis by management. Please refer to Note 7 for details regarding the settlement of the FDIC clawback liability and termination of the loss share agreements.
Interest Rate Swaps and Forward Interest Rate Swaps — The fair value of interest rate swaps and forward interest rate swaps are determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within level 2 of the valuation hierarchy. See Note 23 for additional information on fair value and cash flow hedges.
Interest Rate Lock Commitments — Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable inputs used in the fair value measurement of IRLCs is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by our secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and therefore IRLCs are classified within level 3 of the valuation hierarchy. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position.
Forward Sales Commitments and Optional Forward Sales Commitments — The fair value of forward sales and optional forward sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities, which can be quoted using similar instruments in the active market and therefore are classified within level 2 of the valuation hierarchy.
Foreign Exchange Contracts —Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. The quoted prices are for similar instruments and therefore, these contracts are classified as level 2 of the valuation hierarchy.
Options and Options Embedded in Client Deposits—For options and embedded options in client deposits, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics in active markets and therefore both options and options embedded in client deposits are classified within level 2 of the valuation hierarchy.
Indemnification Asset —To determine the fair value of the indemnification asset the Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse. The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans. Loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the Federal Housing Administration (FHA), which is then extrapolated over the expected duration. Loss severity represents the interest loss severity as a percentage of UPB. Negative loss severity results from the indemnifying party receiving a debenture rate interest from the insuring agency that more than offsets the lower note rate interest payments due from the indemnifying party under the indemnification agreement. As the Company calculates the fair value of the indemnification asset using unobservable inputs the Company classifies the indemnification asset within level 3 of the valuation hierarchy. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience. Counterparty credit risk is taken into account when determining fair value.
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

Unfunded credit extension commitments at December 31, 2013 and 2012 are as follows:

	2013	2012
Commercial (1)	$1,467,894	$539,278
Home equity lines of credit	28,780	40,915
Credit card lines of credit	34,627	32,496
Standby letters of credit	1,140	1,274
Total unfunded credit extension commitments	$1,532,441	$613,963

(1)
Unfunded commercial commitments include $1,075,781 and $609,619 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of December 31, 2013 and 2012, respectively. Of these commitments, $360,165 and $49,951 were cancellable by the Company at December 31, 2013 and 2012, respectively.

The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at December 31, 2013 and 2012 are as follows:

	2013	2012
Residential	531,642	—
Commercial	208,480	555,622
Leasing	168,857	172,808
Total commitments to lend in the pipeline	908,979	728,430
Standby letters of credit issued by third party entities, are used to guarantee the Company's performance under various contracts. At December 31, 2013, the Company had approximately $60,018 in letters of credit outstanding.
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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the amount due in 2014, which is the final year of the contract, is $3,647, a 5% increase from 2013.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through December 31, 2013, the Company originated and securitized approximately $58,775,880 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through December 31, 2013 and sold in years 2004 through December 31, 2013. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $20,225 and $27,000 at December 31, 2013 and 2012, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at December 31, 2013 and 2012, was $59,492,239 and $49,422,104, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at December 31, 2013 and 2012, was $23,668 and $26,026, respectively.
Operating Leases — The Company has entered into various operating leases for the office space in which it operates, many of which include the ability to extend the original terms of the lease at the Company’s option. General and administrative expense associated with these leases was $18,107, $13,187 and $11,342 for the years ended December 31, 2013, 2012 and 2011, respectively. The future minimum lease payments for the leases at December 31, 2013, are as follows:

2014	$20,775
2015	17,239
2016	14,395
2017	11,009
2018	7,079
Thereafter	26,527
$97,024

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
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $149,381 and $154,706 at December 31, 2013 and 2012, respectively.
Legal Actions — On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The OCC succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an "Independent Foreclosure Review" program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement includes a cash payment of approximately $39,932 which was made by EverBank to a settlement fund, which would provide relief to qualified borrowers. In addition, EverBank has accrued approximately $6,344 to contribute to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, along with other mortgage servicers, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. As of December 31, 2013, EverBank accrued $4,000 for potential future remediation payments to borrowers as a result of the implementation of the action plan.
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
Non-Consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at December 31, 2013 and 2012:

	2013		2012
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$150,749	$150,749	$185,000	$185,000
On-balance-sheet securitizations	50,534	50,534	99,121	99,121
Debt securities	1,219,915	1,219,915	1,757,858	1,757,858
Loans Provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of a loan from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, the Company is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the allowance for loan and lease losses (ALLL) and reserve for unfunded commitments, respectively. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records the commercial real estate loans on its consolidated balance sheet as loans held for investment.
On-Balance Sheet Securitizations
The Company engages in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s consolidated balance sheet. The Company securitizes mortgage loans generally through a GSE, such as GNMA, Fannie Mae (FNMA) or Freddie Mac (FHLMC) (U.S. agency-sponsored mortgages). Occasionally, the Company will transfer conforming residential mortgages to GNMA in exchange for mortgage-backed securities. The Company maintains effective control over pools of transferred assets that remain unsold at the end of the period. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the consolidated balance sheet as loans held for sale.
Debt Securities
All MBS, CMO and ABS securities owned by the Company are issued through VIEs. The related VIEs were not consolidated, as the Company was not determined to be the primary beneficiary because, as only a holder of investments issued by the VIE, the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. See Note 5 for information related to available for sale and held to maturity securities.
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
As noted above, the Company securitizes mortgage loans through government-sponsored entities or through private label (non-agency sponsored) securitizations. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations. Additionally, the Company does not consolidate VIEs of private label securitizations. Although the Company is the servicer of the VIE, the servicing relationship is deemed to be a fiduciary relationship and, therefore, the Company is not deemed to be the primary beneficiary of the entity. Refer to Note 6 for information related to sales of residential mortgage receivables and Note 9 for information related to mortgage servicing rights.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios as set forth in the table below. EB’s primary regulatory agency, the OCC, requires EB to maintain ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. EB, consistent with the industry, is also subject to prompt corrective action requirements set forth by the FDIC. The FDIC requires EB to maintain minimum total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined). Management believes that, as of December 31, 2013 and 2012, the Company exceeds all capital adequacy requirements to which it is subject.

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
2012
Tier 1 capital to adjusted tangible assets	$1,447,957	8.0%	$725,674	4.0%	$907,093	5.0%
Total capital to risk-weighted assets	1,530,059	13.5	907,153	8.0	1,133,942	10.0
Tier 1 capital to risk-weighted assets	1,447,957	12.8	N/A	N/A	680,365	6.0
As of December 31, 2013 and 2012, EB qualified as a well capitalized institution according to the regulatory framework for prompt corrective action. Management does not believe that any condition or event that would result in a change in this category has occurred since December 31, 2013.
OCC regulations impose limitations upon certain capital distributions by federal savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The OCC regulates all capital distributions by EB directly or indirectly to the Company, including dividend payments. EB may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EB that it is subject to heightened supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as EB is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EB also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
28. Related Parties
The Company lends to and accepts deposits from shareholders, directors, officers and their related business interests on substantially the same terms as loans and deposits to other individuals and businesses of comparable credit worthiness. Loans to related parties were approximately $4,097 and $4,301 at December 31, 2013 and 2012, respectively, and are included in loans held for investment. Deposits held for related parties were approximately $12,229 and $7,094 at December 31, 2013 and 2012, respectively.
The Company leases certain office property from a limited partnership owned in part by a director and shareholder of the Company and the director’s direct interests. The lease agreements relate to properties located in Jacksonville, Florida, and reflect substantially the same terms as leases entered into with other businesses of comparable standing. Several of the leases were extended with expected maturities in 2014, as well as one new lease that commenced in April of 2013. Payments related to the properties totaled $1,563, $2,436 and $3,372 for the years ended December 31, 2013, 2012 and 2011, respectively.
29. Condensed Parent Company Financial Information
Condensed balance sheets of EverBank Financial Corp as of December 31, 2013 and 2012 are as follows:

	2013	2012
Assets
Cash and cash equivalents	$65,005	$70,957
Investment in subsidiaries:
Bank subsidiary	1,662,164	1,518,934
Nonbank subsidiaries	3,344	3,344
Total investment in subsidiaries	1,665,508	1,522,278
Other assets	2,264	396
Total Assets	$1,732,777	$1,593,631
Liabilities
Accounts payable and accrued liabilities	$4,635	$34,335
Due to subsidiaries, net	3,379	4,370
Trust preferred securities (Note 15)	103,750	103,750
Total Liabilities	111,764	142,455
Total Shareholders’ Equity (Note 16)	1,621,013	1,451,176
Total Liabilities and Shareholders’ Equity	$1,732,777	$1,593,631

Condensed statements of income of EverBank Financial Corp for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Income
Gain on extinguishment of debt	$—	$—	$4,400
Other income	303	273	312
Total income	303	273	4,712
Expense
Interest expense	6,584	6,006	6,641
Noninterest expense	3,302	3,776	661
Total expense	9,886	9,782	7,302
Income (loss) before income tax benefit	(9,583)	(9,509)	(2,590)
Income tax benefit	(3,905)	(3,596)	(796)
Income (loss) before equity in earnings of subsidiaries	(5,678)	(5,913)	(1,794)
Equity in earnings of subsidiaries	142,418	79,955	54,523
Net Income	$136,740	$74,042	$52,729
Comprehensive Income (Loss) (1)	$170,909	$95,007	$(49,964)

(1)	Refer to the consolidated statements of comprehensive income for other comprehensive income details.

Condensed statements of cash flows of EverBank Financial Corp for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Operating Activities:
Net income	$136,740	$74,042	$52,729
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	(142,418)	(79,955)	(54,523)
Amortization of gain on interest rate swaps	—	(255)	(51)
Dividends received from bank subsidiary	40,000	15,600	8,800
Deferred income taxes	(464)	15	13
Gain on extinguishment of debt	—	—	(4,400)
Other operating activities	298	270	(50)
Changes in operating assets and liabilities, net of
acquired assets and liabilities:
Other assets	(18)	(642)	(761)
Accounts payable and accrued liabilities	(32,317)	28,670	130
Due to subsidiaries	(991)	977	99
Net cash provided by operating activities	830	38,722	1,986
Investing Activities:
Capital contributions	—	(353,654)	(2,500)
Net cash used in investing activities	—	(353,654)	(2,500)
Financing Activities:
Purchase of trust preferred securities	—	—	(5,600)
Repurchase of common stock	—	(360)	(3,537)
Proceeds from issuance of common stock, net of issuance cost	13,041	249,325	1,672
Proceeds from issuance of preferred stock, net of issuance cost	—	144,325	—
Dividends paid	(19,823)	(11,790)	(228)
Net cash (used in) provided by financing activities	(6,782)	381,500	(7,693)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,952)	66,568	(8,207)
Cash and Cash Equivalents
Beginning of year	70,957	4,389	12,596
End of year	$65,005	$70,957	$4,389
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$6,584	$6,078	$6,729
Income taxes	26,765	(34,493)	1,173
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
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the years ended December 31, 2013, 2012 and 2011. The eliminations column includes intersegment eliminations required for consolidation purposes.

	2013
	Banking and Wealth Management		Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$512,789		$52,437		$(6,301)		$—	$558,925
Total net revenue	624,699		459,216	(1)	(5,599)		—	1,078,316
Intersegment revenue	10,634		(10,634)		—		—	—
Depreciation and amortization	27,146		5,240		7,147		—	39,533
Income before income taxes	339,244		(21,486)	(1)	(99,718)	(2)	—	218,040
Total assets	15,904,935		1,748,458		236,313		(248,722)	17,640,984

	2012
	Banking and Wealth Management		Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$471,619		$47,922		$(5,747)		$—	$513,794
Total net revenue	577,117		312,024	(3)	(5,575)		—	883,566
Intersegment revenue	(5,949)		5,949		—		—	—
Depreciation and amortization	27,883		1,919		7,754		—	37,556
Income before income taxes	251,241		3,039	(3)	(138,283)		—	115,997
Total assets	16,119,927	(4)	2,127,100		166,234		(170,383)	18,242,878

	2011
	Banking and Wealth Management		Mortgage Banking		Corporate Services		Eliminations	Consolidated
Net interest income (expense)	$419,415		$39,536		$(6,641)		$—	$452,310
Total net revenue	504,760		182,571	(5)	(1,918)		—	685,413
Intersegment revenue	(9,248)		9,248		—		—	—
Depreciation and amortization	15,923		2,063		6,169		—	24,155
Income before income taxes	241,146	(6)	(38,765)	(5)	(120,867)		—	81,514
Total assets	11,658,702		1,557,421		99,886		(274,331)	13,041,678

(1)	Segment earnings in the Mortgage Banking segment included a $94,951 recovery on the MSR valuation allowance for the year ended December 31, 2013.

(2)	Income before income taxes includes additional allocation of intersegment expenses beginning in 2013.

(3)	Segment earnings in the Mortgage Banking segment included a $63,508 charge for MSR impairment, net of recoveries, for the year ended December 31, 2012.

(4)	Beginning in 2012 total assets in the Banking and Wealth Management segment includes $36,621 of goodwill and $2,100 of gross intangibles related to the BPL acquisition.

(5)	Segment earnings in the Mortgage Banking segment included a $39,455 charge for MSR impairment for the year ended December 31, 2011.

(6)	Segment earnings in the Banking and Wealth Management segment included an $8,680 charge for the write off of the remaining Tygris indemnification asset for the year ended December 31, 2011.
31.  Subsequent Events
On October 30, 2013, the Company entered into a series of agreements with Green Tree Servicing LLC (GTS), a subsidiary of Walter Investment Management Corp., to sell approximately $13,400,000 of UPB of FNMA, FHLMC and private investor mortgage servicing rights, subject to approval by the related agencies or investors and changes in the underlying loan population through the date of transfer. The

Company also entered into an agreement with GTS to sell the Company's default servicing platform and related fixed assets, and to sub-service the Company’s Ginnie Mae servicing portfolio with a UPB of approximately $6,900,000. At December 31, 2013 and through the subsequent events date, the Company has not received FNMA approval for the transfer of servicing and thus did not derecognize the MSR. During the first quarter, the Company amended the agreements related to the transaction with GTS in order to allow the closing to be extended past the first quarter, which may be necessary.

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

(in millions, except share and per share data)	2013 Quarters				2012 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data:
Interest income	$173.5	$184.0	$187.9	$190.3	$192.3	$161.3	$156.6	$145.4
Interest expense	38.5	45.1	46.6	46.5	45.3	35.1	31.6	29.8
Net interest income	135.0	138.9	141.2	143.8	147.0	126.2	125.0	115.6
Provision for loan and lease losses(1)	7.0	3.1	—	1.9	10.5	4.4	5.8	11.4
Net interest income after provision for loan and lease losses	128.0	135.8	141.2	141.9	136.5	121.8	119.2	104.3
Noninterest income(2)	95.7	143.6	146.8	133.3	125.2	97.3	74.1	73.2
Noninterest expense(3)	197.2	225.7	213.5	211.8	217.0	184.0	175.8	158.8
Income before income taxes	26.5	53.7	74.5	63.4	44.6	35.2	17.6	18.6
Provision for income taxes	8.1	20.5	28.5	24.2	15.8	13.0	6.4	6.8
Net income	$18.5	$33.2	$46.0	$39.1	$28.8	$22.2	$11.2	$11.8
Net income allocated to common shareholders	$15.9	$30.6	$43.5	$36.6	$27.4	$22.2	$9.5	$6.0
Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	122,595	122,509	122,281	121,583	120,773	118,038	100,779	76,129
Diluted	124,420	124,124	124,034	123,439	122,807	119,591	102,574	78,324
Earnings per common share:
Basic	$0.13	$0.25	$0.36	$0.30	$0.23	$0.19	$0.09	$0.08
Diluted	0.13	0.25	0.35	0.30	0.22	0.19	0.09	0.08
Tangible common equity per common share at period end(4)	11.57	11.42	11.00	10.65	10.30	10.29	10.00	10.40

	2013 Quarters				2012 Quarters
(in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Balance Sheet Data (period end):
Cash and cash equivalents	$847.8	$1,087.9	$489.6	$593.4	$443.9	$1,620.0	$518.2	$384.7
Investment securities	1,351.0	1,421.0	1,615.3	1,765.6	1,921.3	2,019.5	2,174.4	2,228.3
Loans held for sale	791.4	1,059.9	2,000.4	2,416.6	2,088.0	1,403.2	3,178.6	2,531.0
Loans and leases held for investment, net	13,189.0	12,496.0	12,793.9	12,178.2	12,423.0	9,980.3	7,708.0	7,244.9
Total assets	17,641.0	17,612.1	18,362.9	18,306.5	18,242.9	16,509.4	15,040.8	13,774.8
Deposits	13,261.3	13,627.7	13,669.9	13,674.4	13,142.4	11,815.9	10,803.7	10,553.0
Total liabilities	16,020.0	16,009.2	16,813.5	16,802.0	16,791.7	15,251.4	13,859.4	12,780.1
Total shareholders’ equity	1,621.0	1,602.9	1,549.4	1,504.4	1,451.2	1,258.0	1,181.4	994.7
Capital Ratios (period end):
Tangible common equity to tangible assets(5)	8.1%	8.0%	7.3%	7.1%	6.9%	7.5%	7.8%	7.1%
Tangible equity to tangible assets(6)	8.9%	8.8%	8.2%	7.9%	7.7%	7.5%	7.8%	7.1%
Tier 1 leverage ratio (bank level)(7)	9.0%	8.8%	8.3%	8.2%	8.0%	8.0%	8.3%	7.7%
Tier 1 risk-based capital ratio (bank level)(7)	13.8%	13.9%	13.1%	13.0%	12.8%	15.2%	14.8%	14.5%
Total risk-based capital ratio (bank level)(7)	14.3%	14.5%	13.7%	13.7%	13.5%	16.1%	15.8%	15.2%
Performance Metrics:
Adjusted net income(8)	$32.2	$34.4	$37.3	$43.7	$43.5	$36.2	$36.5	$27.3
Return on average assets	0.43%	0.72%	1.00%	0.85%	0.64%	0.58%	0.31%	0.36%
Return on average equity(9)	4.35%	8.68%	12.71%	11.04%	8.57%	7.28%	4.11%	4.81%
Adjusted return on average assets(10)	0.74%	0.75%	0.81%	0.95%	0.97%	0.95%	1.01%	0.83%
Adjusted return on average equity(11)	8.12%	9.02%	10.17%	12.42%	13.17%	11.89%	13.41%	11.05%

(1)
For the three months ended December 31, 2013, provision for loan and lease losses includes a $3.2 million increase related to restructuring cost and a $0.1 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the three months ended September 30, 2013, provision for loan and lease losses includes a $0.7 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended June 30, 2013, provision for loan and lease losses includes a $0.9 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2013, provision for loan and lease losses includes a $1.5 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended December 31, 2012, provision for loan and lease losses includes a $0.8 million increase in non-accretable discount related to Bank of Florida ACI and a $6.0 million impact of adoption of TDR guidance and policy change. For the three months ended September 30, 2012, provision for loan and lease losses includes a $0.2 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended June 30, 2012, provision for loan and lease losses includes a $0.7 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2012, provision for loan and lease losses includes a $3.4 million increase in non-accretable discount related to Bank of Florida ACI.

(2)
For the three months ended December 31, 2013, noninterest income includes $14.7 million in recovery on MSR valuation allowance, $10.4 million in gain on early extinguishment of FHLB advances, a $5.9 million decrease related to restructuring cost and a $3.3 million decrease related to OTTI losses on investment securities. For the three months ended September 30, 2013, noninterest income includes $35.1 million in recovery on MSR valuation allowance, and $5.0 million in gain on early extinguishment of FHLB advances. For the three months ended June 30, 2013, noninterest income includes $32.6 million in recovery on MSR valuation allowance. For the three months ended March 31, 2013, noninterest income includes $12.6 million in recovery on MSR valuation allowance. For the three months ended September 30, 2012, noninterest income includes an $18.2 million impairment charge related to MSR. For the three months ended June 30, 2012, noninterest income includes a $30.1 million impairment charge related to MSR. For the three months ended March 31, 2012, noninterest income includes a $15.1 million impairment charge related to MSR.

(3)
For the three months ended December 31, 2013, noninterest expense includes $16.9 million in restructuring cost and $7.8 million in non-recurring regulatory related expense. For the three months ended September 30, 2013, noninterest expense includes $32.6 million in non-recurring regulatory related expense and $5.2 million in restructuring cost. For the three months ended June 30, 2013, noninterest expense includes $19.4 million in non-recurring regulatory related expense. For the three months ended March 31, 2013, noninterest expense includes $18.4 million in non-recurring regulatory related expense. For the three months ended December 31, 2012, noninterest expense includes $1.5 million in transaction expense and $15.4 million in non-recurring regulatory related expense. For the three months ended September 30, 2012, noninterest expense includes $2.0 million in transaction expense and $2.1 million in non-recurring regulatory related expense. For the three months ended June 30, 2012, noninterest expense includes $3.8 million in transaction expense and $6.1 million in non-recurring regulatory related expense. For the three months ended March 31, 2012, noninterest expense includes $1.3 million in transaction expense and $4.9 million in non-recurring regulatory related expense.

(4)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for periods prior to the fourth quarter of 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

(5)
Calculated as tangible common shareholders’ equity divided by tangible assets, after deducting goodwill, intangible assets and perpetual preferred stock from the numerator and goodwill and intangible assets from the denominator. Tangible common equity to tangible assets is a non-GAAP financial measure, and the most directly comparable GAAP financial measure for tangible common equity is shareholders’ equity and the most directly comparable GAAP financial measure for tangible assets is total assets.

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
A reconciliation of (1) Tier 1 capital to bank level shareholders' equity which is the most comparable GAAP financial measure, and (2) total risk-based capital (total regulatory capital) to bank level shareholders' equity which is the most comparable GAAP financial measure, is as follows:

		2013 Quarters				2012 Quarters
(in thousands)		Fourth	Third	Second	First	Fourth	Third	Second	First
(bank level)
Shareholders’ equity		$1,662,164	$1,648,152	$1,598,419	$1,560,001	$1,518,934	$1,339,669	$1,263,687	$1,099,404
Less:	Goodwill and other intangibles	(51,072)	(51,436)	(51,807)	(52,089)	(54,780)	(16,586)	(16,938)	(17,290)
	Disallowed servicing asset	(20,469)	(39,658)	(36,182)	(31,585)	(32,378)	(33,366)	(36,650)	(40,783)
	Disallowed deferred tax asset	(63,749)	(64,462)	(65,406)	(66,351)	(67,296)	(69,412)	(70,357)	(71,302)
Add:	Accumulated losses (gains) on securities and cash flow hedges	50,608	54,392	78,181	77,073	83,477	103,238	110,101	86,981
Tier 1 capital		1,577,482	1,546,988	1,523,205	1,487,049	1,447,957	1,323,543	1,249,843	1,057,010
Less:	Low-level recourse and residual interests	—	—	—	—	—	—	—	(20,424)
Add:	Allowance for loan and lease losses	63,690	66,991	73,469	77,067	82,102	76,469	77,393	78,254
Total regulatory capital		$1,641,172	$1,613,979	$1,596,674	$1,564,116	$1,530,059	$1,400,012	$1,327,236	$1,114,840
Adjusted total assets		$17,554,236	$17,510,528	$18,287,359	$18,234,886	$18,141,856	$16,488,067	$15,022,729	$13,731,482
Risk-weighted assets		11,467,411	11,120,048	11,656,698	11,406,725	11,339,415	8,701,164	8,424,290	7,311,556

(8)
Adjusted net income includes adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

	2013 Quarters				2012 Quarters
(in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net income	$18,451	$33,150	$45,993	$39,146	$28,846	$22,178	$11,172	$11,846
Transaction expense, net of tax	—	—	—	—	903	1,268	2,363	821
Non-recurring regulatory related expense, net of tax	4,807	20,203	12,042	11,425	9,564	1,326	3,780	3,063
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(68)	(439)	(538)	950	486	111	463	2,135
Adoption of TDR guidance and policy change, net of tax	—	—	—	—	3,709	—	—	—
MSR impairment (recovery), net of tax	(9,109)	(21,783)	(20,194)	(7,784)	—	11,302	18,684	9,389
Restructuring expense, net of tax	16,090	3,242	—	—	—	—	—	—
OTTI losses on investment securities (Volcker Rule), net of tax	2,045	—	—	—	—	—	—	—
Adjusted net income	$32,216	$34,373	$37,303	$43,737	$43,508	$36,185	$36,462	$27,254
Adjusted net income allocated to preferred stock	2,531	2,532	2,531	2,531	1,491	—	2,206	5,172
Adjusted net income allocated to common shareholders	$29,685	$31,841	$34,772	$41,206	$42,017	$36,185	$34,256	$22,082
Adjusted net earnings per common share, basic	$0.24	$0.26	$0.28	$0.34	$0.35	$0.31	$0.34	$0.29
Adjusted net earnings per common share, diluted	$0.24	$0.26	$0.28	$0.33	$0.34	$0.30	$0.33	$0.28
Weighted average common shares outstanding:
(units in thousands)
Basic	122,595	122,509	122,281	121,583	120,773	118,038	100,779	79,129
Diluted	124,420	124,124	124,034	123,439	122,807	119,591	102,574	78,324

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
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2013. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company's internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on the foregoing, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to management on a timely basis.
The management of EverBank Financial Corp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013. The Company’s independent registered public accounting firm, that audited the Company’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2013.
The Company’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on this evaluation, there has been no such change during the year covered by this report.

/s/ Robert M. Clements	/s/ Steven J. Fischer

Robert M. Clements	Steven J. Fischer
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 28, 2014	Date: February 28, 2014

Item 9B.   Other Information
None.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item relating to EverBank Financial Corp's directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance are included under the captions "Director Nominees", "Board Structure and Committee Composition", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.
Item 11.   Executive Compensation
The information required by this item relating to compensation of our directors and executive officers is included under the caption "Compensation Discussion and Analysis" and "Board Structure and Committee Composition" in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the caption "Voting Securities and Principal Holders Thereof," "Director Nominees," and "Compensation Discussion and Analysis," in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to security ownership of certain relationships and related transactions and director independence is included under the caption "Certain Relationships and Related Party Transactions," and "Board Structure and Committee Composition," in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.
Item 14.   Principal Accountant Fees and Services
The information required by this item relating to principal accountant fees and services is included under the caption "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2014 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2013 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
(a) Documents Filed As Part of This Report
The following consolidated financial statements of EverBank Financial Corp and Subsidiaries are filed as part of this report under Item 8 - Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - As of December 31, 2013 and 2012

•	Consolidated Statements of Income - For the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements
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

EverBank Financial Corp

Date:	February 28, 2014	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Clements	Chairman of the Board and Chief Executive Officer	February 28, 2014
Robert M. Clements	(Principal Executive Officer)

/s/ Steven J. Fischer	Executive Vice President and Chief Financial Officer	February 28, 2014
Steven J. Fischer	(Principal Financial and Accounting Officer)

/S/ Gerald S. Armstrong	Director	February 28, 2014
Gerald S. Armstrong

/s/ Joseph D. Hinkel	Director	February 28, 2014
Joseph D. Hinkel

/s/ Merrick R. Kleeman	Director	February 28, 2014
Merrick R. Kleeman

/s/ Mitchell M. Leidner	Director	February 28, 2014
Mitchell M. Leidner

/s/ W. Radford Lovett, II	Director	February 28, 2014
W. Radford Lovett, II

/s/ Arrington H. Mixon	Director	February 28, 2014
Arrington H. Mixon

/s/ Robert J. Mylod, Jr.	Director	February 28, 2014
Robert J. Mylod, Jr.

/s/ Russell B. Newton, III	Director	February 28, 2014
Russell B. Newton, III

/s/ William Sanford	Director	February 28, 2014
William Sanford

/s/ Richard P. Schifter	Director	February 28, 2014
Richard P. Schifter

/s/ Alok Singh	Director	February 28, 2014
Alok Singh

/s/ Scott M. Stuart	Director	February 28, 2014
Scott M. Stuart

/s/ W. Blake Wilson	Director	February 28, 2014
W. Blake Wilson

EXHIBIT INDEX

Exhibit No.	Description

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

4.26
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated May 25, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due August 23, 2035. *

4.27
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated September 28, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due November 23, 2035. *

4.28
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated March 30, 2007 pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 15, 2037. *

4.29
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated June 21, 2007 pursuant to which EverBank Financial Corp (Florida) issued $13,403,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due September 15, 2037. *

4.30
Second Supplemental Indenture (Alliance Capital Partners Statutory Trust I), dated May 8, 2012, by and among U.S. Bank National Association, as successor in interest to State Street Bank and Trust Company of Connecticut, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 31, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Floating Rate Junior Subordinated Deferrable Interest Debentures. *

4.31
Second Supplemental Indenture, dated May 8, 2012, by and among the Bank of New York Mellon (formerly known as The Bank of New York, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 16, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its 10.25% Junior Subordinated Deferrable Interest Debentures due July 25, 2031. *

4.32
Second Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 29, 2004, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Junior Subordinated Debt Securities due January 2, 2005. *

4.33
First Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 14, 2006 pursuant to which EverBank Financial Corp (Florida) issued $20,619,000 of its Junior Subordinated Debt Securities due December 15, 2036. *

4.34
Deposit Agreement dated November 13, 2012 between EverBank Financial Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.2 to the Company's Form 8-A filed with the SEC on November 13, 2012 and incorporated herein by reference).

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

10.27
Employment Agreement dated December 23, 2008 between EverBank Financial Corp and Thomas A. Hajda (fo the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2013 and incorporated herein by reference).±

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*
21.1	Subsidiaries of EverBank Financial Corp.*
23	Consent of Deloitte & Touche LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

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