Form 10-Q
period 2014-03-31
EverBank Financial Corp
filed 2014-04-30
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of April 25, 2014, there were 122,741,501 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$60,587	$46,175
Interest-bearing deposits in banks	439,242	801,603
Total cash and cash equivalents	499,829	847,778
Investment securities:
Available for sale, at fair value	1,118,646	1,115,627
Held to maturity (fair value of $117,910 and $107,921 as of March 31, 2014 and December 31, 2013, respectively)	116,984	107,312
Other investments	122,918	128,063
Total investment securities	1,358,548	1,351,002
Loans held for sale (includes $552,681 and $672,371 carried at fair value as of March 31, 2014 and December 31, 2013, respectively)	596,729	791,382
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	13,864,109	13,252,724
Allowance for loan and lease losses	(62,969)	(63,690)
Total loans and leases held for investment, net	13,801,140	13,189,034
Equipment under operating leases, net	24,170	28,126
Mortgage servicing rights (MSR), net	446,493	506,680
Deferred income taxes, net	42,140	51,375
Premises and equipment, net	60,654	60,733
Other assets	801,245	814,874
Total Assets	$17,630,948	$17,640,984
Liabilities
Deposits:
Noninterest-bearing	$1,054,796	$1,076,631
Interest-bearing	12,233,615	12,184,709
Total deposits	13,288,411	13,261,340
Other borrowings	2,377,000	2,377,000
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	214,148	277,881
Total Liabilities	15,983,309	16,019,971
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share;10,000,000 shares authorized; 6,000 issued and outstanding at March 31, 2014 and December 31, 2013)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 122,703,958 and 122,626,315 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	1,227	1,226
Additional paid-in capital	834,460	832,351
Retained earnings	715,599	690,051
Accumulated other comprehensive income (loss) (AOCI)	(53,647)	(52,615)
Total Shareholders’ Equity	1,647,639	1,621,013
Total Liabilities and Shareholders’ Equity	$17,630,948	$17,640,984

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest Income
Interest and fees on loans and leases	$158,470	$173,786
Interest and dividends on investment securities	9,831	16,250
Other interest income	162	298
Total Interest Income	168,463	190,334
Interest Expense
Deposits	22,607	26,823
Other borrowings	15,012	19,695
Total Interest Expense	37,619	46,518
Net Interest Income	130,844	143,816
Provision for Loan and Lease Losses	3,071	1,919
Net Interest Income after Provision for Loan and Lease Losses	127,773	141,897
Noninterest Income
Loan servicing fee income	46,617	42,163
Amortization of mortgage servicing rights	(20,572)	(35,078)
Recovery (impairment) of mortgage servicing rights	4,941	12,555
Net loan servicing income	30,986	19,640
Gain on sale of loans	33,851	82,311
Loan production revenue	4,579	9,489
Deposit fee income	3,335	5,925
Other lease income	4,905	6,411
Other	6,928	9,533
Total Noninterest Income	84,584	133,309
Noninterest Expense
Salaries, commissions and other employee benefits expense	97,694	110,479
Equipment expense	18,648	19,852
Occupancy expense	8,072	7,384
General and administrative expense	36,798	74,101
Total Noninterest Expense	161,212	211,816
Income before Provision for Income Taxes	51,145	63,390
Provision for Income Taxes	19,385	24,244
Net Income	$31,760	$39,146
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)
Net Income Allocated to Common Shareholders	$29,229	$36,615
Basic Earnings Per Common Share	$0.24	$0.30
Diluted Earnings Per Common Share	$0.23	$0.30
Dividends Declared Per Common Share	$0.03	$0.02
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$31,760	$39,146
Unrealized Gains (Losses) on Debt Securities
Unrealized gains (losses) due to changes in fair value	(90)	704
Tax effect	34	(264)
Change in unrealized gains (losses) on debt securities	(56)	440
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(5,624)	4,383
Reclassification of net unrealized losses to interest expense	4,050	5,357
Tax effect	598	(3,720)
Change in interest rate swaps	(976)	6,020
Other Comprehensive Income (Loss)	(1,032)	6,460
Comprehensive Income (Loss)	$30,728	$45,606

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	31,760	—	31,760
Other comprehensive income (loss)	—	—	—	—	(1,032)	(1,032)
Issuance of common stock	—	1	209	—	—	210
Share-based grants (including income tax benefits)	—	—	1,900	—	—	1,900
Cash dividends on common stock	—	—	—	(3,681)	—	(3,681)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2014	$150,000	$1,227	$834,460	$715,599	$(53,647)	$1,647,639

Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	39,146	—	39,146
Other comprehensive income (loss)	—	—	—	—	6,460	6,460
Issuance of common stock, net of issue costs	—	11	8,540	—	—	8,551
Share-based grants (including income tax benefits)	—	—	4,071	—	—	4,071
Cash dividends on common stock	—	—	—	(2,431)	—	(2,431)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2013	$150,000	$1,221	$823,696	$609,849	$(80,324)	$1,504,442

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$31,760	$39,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	8,423	10,385
Depreciation and amortization of tangible and intangible assets	8,753	9,901
Reclassification of net loss on settlement of interest rate swaps	4,050	5,357
Amortization and impairment of mortgage servicing rights, net of recoveries	15,631	22,523
Deferred income taxes (benefit)	9,853	2,839
Provision for loan and lease losses	3,071	1,919
Loss on other real estate owned (OREO)	892	1,923
Share-based compensation expense	1,719	1,779
Payments for settlement of forward interest rate swaps	(11,161)	(14,416)
Other operating activities	(896)	299
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	199,591	(376,076)
Other assets	71,148	95,214
Accounts payable and accrued liabilities	(40,241)	(44,338)
Net cash provided by (used in) operating activities	302,593	(243,545)
Investing Activities:
Investment securities available for sale:
Purchases	(77,994)	—
Proceeds from prepayments and maturities	76,687	122,874
Investment securities held to maturity:
Purchases	(14,162)	(8,900)
Proceeds from prepayments and maturities	4,332	27,365
Purchases of other investments	(72,902)	(40,175)
Proceeds from sales of other investments	78,048	54,277
Net change in loans and leases held for investment	(753,139)	98,476
Purchases of premises and equipment, including equipment under operating leases	(5,092)	(3,852)
Purchases of mortgage servicing assets	(1,320)	—
Proceeds related to sale or settlement of other real estate owned	8,837	5,540
Proceeds from insured foreclosure claims	59,616	59,817
Proceeds from sale of mortgage servicing rights	37,738	289
Other investing activities	1,075	(2,443)
Net cash provided by (used in) investing activities	(658,276)	313,268
Financing Activities:
Net increase (decrease) in nonmaturity deposits	(148,422)	524,999
Net increase (decrease) in time deposits	161,977	11,827
Net change in repurchase agreements	—	(142,322)
Net change in short-term Federal Home Loan Bank (FHLB) advances	(25,000)	(400,000)
Proceeds from long-term FHLB advances	75,000	150,000
Repayments of long-term FHLB advances, including early extinguishment	(50,000)	(73,158)
Proceeds from issuance of common stock	210	8,551
Other financing activities	(6,031)	(138)
Net cash provided by (used in) financing activities	7,734	79,759
Net change in cash and cash equivalents	(347,949)	149,482
Cash and cash equivalents at beginning of period	847,778	443,914
Cash and cash equivalents at end of period	$499,829	$593,396

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
•EverBank Wealth Management, Inc.; and
•Business Property Lending, Inc.
On February 14, 2013, the Company formed EverBank Funding, LLC, a Delaware limited liability company, to facilitate the pooling and securitization of mortgage loans for issuance into the secondary market.
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, and changes in cash flows have been made.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Three Months Ended March 31,
	2014	2013
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$119,353	$142,289
Loans transferred from held for investment to held for sale	110,209	101,984
2.  Recent Accounting Pronouncements
Presentation of Residential Mortgage Loans Upon Foreclosure — In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The additional disclosure requirements are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s condensed consolidated financial statements or results of operations.

3.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of March 31, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2014
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$1,101,296	$13,445	$3,264	$1,111,477	$1,111,477
Asset-backed securities (ABS)	3,260	—	640	2,620	2,620
Other	2,924	1,625	—	4,549	4,549
Total available for sale securities	$1,107,480	$15,070	$3,904	$1,118,646	$1,118,646
Held to maturity:
Residential CMO securities - agency	$38,289	$1,116	$2	$39,403	$38,289
Residential mortgage-backed securities (MBS) - agency	78,695	856	1,044	78,507	78,695
Total held to maturity securities	$116,984	$1,972	$1,046	$117,910	$116,984
December 31, 2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	$1,104,370	$15,590	$4,333	$1,115,627	$1,115,627
Held to maturity:
Residential CMO securities - agency	$41,347	$1,408	$5	$42,750	$41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	$107,312	$2,162	$1,553	$107,921	$107,312
At March 31, 2014 and December 31, 2013, investment securities with a carrying value of $187,240 and $181,836, respectively, were pledged to secure other borrowings, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the three months ended March 31, 2014 and 2013, there were no gross gains or gross losses realized on available for sale investments.
The gross unrealized losses and fair value of the Company’s investments in an unrealized loss position at March 31, 2014 and December 31, 2013, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Debt securities:
Residential CMO securities - nonagency	$263,146	$3,039	$10,262	$225	$273,408	$3,264
Residential CMO securities - agency	633	2	—	—	633	2
Residential MBS - agency	51,957	917	2,237	127	54,194	1,044
Asset-backed securities	—	—	2,620	640	2,620	640
Total debt securities	$315,736	$3,958	$15,119	$992	$330,855	$4,950
December 31, 2013
Debt securities:
Residential CMO securities - nonagency	$169,829	$3,012	$10,932	$263	$180,761	$3,275
Residential CMO securities - agency	887	5	—	—	887	5
Residential MBS - agency	54,355	1,548	—	—	54,355	1,548
Asset-backed securities	—	—	3,086	1,058	3,086	1,058
Total debt securities	$225,071	$4,565	$14,018	$1,321	$239,089	$5,886
The Company had unrealized losses at March 31, 2014 and December 31, 2013 on residential CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions and interest rates. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.

At March 31, 2014, the Company had 50 debt securities in an unrealized loss position. A total of 42 were in an unrealized loss position for less than 12 months. These 42 securities consisted of 27 residential nonagency CMO securities, one residential agency CMO security and 14 residential agency MBS. The remaining eight debt securities were in an unrealized loss position for 12 months or longer. These eight securities consisted of three ABS, one residential agency MBS and four residential nonagency CMO securities. Of the $4,950 in unrealized losses, $3,942 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2013, the Company had 36 debt securities in an unrealized loss position. A total of 29 were in an unrealized loss position for less than 12 months. These 29 securities consisted of 14 residential nonagency CMO securities, one residential agency CMO security and 14 residential agency MBS. The remaining seven debt securities were in an unrealized loss position for 12 months or longer. These seven securities consisted of three ABS and four non agency residential CMO securities. Of the $5,886 in unrealized losses, $4,659 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
When certain triggers indicate the likelihood of an other-than-temporary-impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. There were no OTTI losses recognized on available for sale or held to maturity securities during the three months ended March 31, 2014 or 2013.
During the three months ended March 31, 2014 and 2013, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended March 31,
	2014	2013
Interest income on available for sale securities	$8,805	$14,865
Interest income on held to maturity securities	781	624
Other interest and dividend income	245	761
	$9,831	$16,250
All investment interest income recognized by the Company during the three months ended March 31, 2014 and 2013 was fully taxable.
4.  Loans Held for Sale
Loans held for sale as of March 31, 2014 and December 31, 2013, consist of the following:

	March 31, 2014	December 31, 2013
Mortgage warehouse (carried at fair value)	$488,976	$613,459
Other residential (carried at fair value)	63,705	58,912
Total loans held for sale carried at fair value	552,681	672,371
Government insured pool buyouts	26,570	53,823
Other residential	7,699	8,939
Commercial and commercial real estate	9,779	56,249
Total loans held for sale carried at lower of cost or market	44,048	119,011
Total loans held for sale	$596,729	$791,382
The Company typically transfers originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming and non-conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. For non-conforming transactions the Company either sells whole loans to qualified institutional buyers or the Company’s special purpose wholly-owned subsidiary, EverBank Funding, LLC issues certificates that are offered and sold to qualified institutional buyers. Typically, the Company accounts for these transfers as sales and either retains or releases the right to service the loans. The servicing arrangement represents the Company's continuing involvement with these transferred loans.
In addition, the Company also may be exposed to limited liability related to recourse agreements and repurchase agreements made to our issuers and purchasers, which are included in commitments and contingencies in Note 13. Commitments and contingencies include amounts related to loans sold that we may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 13 for the maximum exposure to loss for material breach of contractual representations and warranties.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Proceeds received from agency securitizations	$1,187,074	$2,404,610

Proceeds received from nonagency sales - residential	76,387	341,882
Proceeds received from nonagency sales - commercial and commercial real estate	38,811	—
Proceeds received from nonagency sales	$115,198	$341,882

Repurchased loans from agency securitizations	$301	$1,092
Repurchased loans from nonagency sales	1,152	5,277
The Company periodically transfers conforming residential GNMA mortgages in exchange for mortgage-backed securities.  As of March 31, 2014 and December 31, 2013, the Company retained $22,785 and $50,534, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to our fair value option loans, and the offsetting hedging positions.
In connection with these transfers, the Company recorded servicing assets in the amount of $11,552 and $23,501 for the three months ended March 31, 2014 and 2013, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR.
During the three months ended March 31, 2014, the Company transferred $26,351 in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. A majority of these loans were originated residential preferred jumbo adjustable rate mortgages (ARM) which were intended to be sold in the secondary market. As a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company intends to hold these loans for the foreseeable future and has transferred these loans to the held for investment portfolio. During the three months ended March 31, 2013, the Company transferred $24,440 in residential mortgage loans held for sale to loans held for investment at lower of cost or market as the Company had the intent to hold these loans for the foreseeable future.
During the three months ended March 31, 2014 and March 31, 2013, the Company transferred $110,209 and $101,984, respectively, of loans held for investment to held for sale at lower of cost or market. The majority of these loans were government insured pool buyouts initially originated for the held for investment portfolio. These loans were transferred to held for sale based upon a change in intent to no longer hold these loans for the foreseeable future.

5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of March 31, 2014 and December 31, 2013 are comprised of the following:

	March 31, 2014	December 31, 2013
Residential mortgages	$7,599,826	$7,044,743
Commercial and commercial real estate	4,819,020	4,812,970
Lease financing receivables	1,292,750	1,237,941
Home equity lines	147,086	151,916
Consumer and credit card	5,427	5,154
Total loans and leases held for investment, net of discounts	13,864,109	13,252,724
Allowance for loan and lease losses	(62,969)	(63,690)
Total loans and leases held for investment, net	$13,801,140	$13,189,034
As of March 31, 2014 and December 31, 2013, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	March 31, 2014	December 31, 2013
Net purchased loan and lease discounts	$79,905	$102,416
Net deferred loan and lease origination costs	64,688	54,107
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the three months ended March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013
Contractual payments receivable for acquired loans and leases at acquisition	$308,426	$78,496
Expected cash flows for acquired loans and leases at acquisition	207,240	45,914
Basis in acquired loans and leases at acquisition	193,177	41,944
Information pertaining to the ACI portfolio as of March 31, 2014 and December 31, 2013 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2014
Carrying value, net of allowance	$757,833	$307,806	$1,065,639
Outstanding unpaid principal balance (UPB)	793,839	313,712	1,107,551
Allowance for loan and lease losses, beginning of period	4,925	9,834	14,759
Allowance for loan and lease losses, end of period	4,638	10,659	15,297
December 31, 2013
Carrying value, net of allowance	$646,470	$331,771	$978,241
Outstanding unpaid principal balance	696,222	339,179	1,035,401
Allowance for loan and lease losses, beginning of year	5,175	16,789	21,964
Allowance for loan and lease losses, end of year	4,925	9,834	14,759
The Company recorded $534 and $1,570 in provision for loan and lease losses for the ACI portfolio for the three months ended March 31, 2014 and 2013, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the three months ended March 31, 2014 and 2013:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2014
Balance, beginning of period	$101,183	$59,663	$160,846
Additions	14,063	—	14,063
Accretion	(13,034)	(5,563)	(18,597)
Reclassifications to accretable yield	2,056	17,916	19,972
Balance, end of period	$104,268	$72,016	$176,284
March 31, 2013
Balance, beginning of period	111,868	108,540	220,408
Additions	3,970	—	3,970
Accretion	(10,132)	(9,854)	(19,986)
Reclassifications (from) to accretable yield	2,034	10,551	12,585
Balance, end of period	$107,740	$109,237	$216,977
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the indemnification agreement with former shareholders of Tygris. All loans and leases acquired through the purchase of Tygris are considered covered during the applicable indemnification period. The recorded investment of loans covered under the Tygris indemnification agreement are $17,458 and $24,330 at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company does not expect to receive cash payments under these indemnification agreements due to the performance of the underlying loans.

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three months ended March 31, 2014 and 2013 are as follows:

Three Months Ended March 31, 2014	Residential Mortgages	Commercial and Commercial Real Estate	Lease Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Provision for loan and lease losses	1,503	284	1,038	283	(37)	3,071
Charge-offs	(3,165)	(5)	(1,189)	(316)	(15)	(4,690)
Recoveries	566	1	190	141	—	898
Balance, end of period	$25,401	$30,267	$4,312	$2,920	$69	$62,969
Three Months Ended March 31, 2013
Balance, beginning of period	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Provision for loan and lease losses	1,512	(324)	1,038	(323)	16	1,919
Charge-offs	(5,069)	(1,447)	(708)	(489)	(20)	(7,733)
Recoveries	111	443	79	129	17	779
Balance, end of period	$30,185	$38,535	$3,590	$4,582	$175	$77,067

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of March 31, 2014 and December 31, 2013:

March 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$8,630	$12,133	$4,638	$25,401
Commercial and commercial real estate	928	18,680	10,659	30,267
Lease financing receivables	—	4,312	—	4,312
Home equity lines	—	2,920	—	2,920
Consumer and credit card	—	69	—	69
Total allowance for loan and lease losses	$9,558	$38,114	$15,297	$62,969
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$83,240	$6,754,115	$762,471	$7,599,826
Commercial and commercial real estate	30,128	4,470,427	318,465	4,819,020
Lease financing receivables	—	1,292,750	—	1,292,750
Home equity lines	—	147,086	—	147,086
Consumer and credit card	—	5,427	—	5,427
Total loans and leases held for investment	$113,368	$12,669,805	$1,080,936	$13,864,109

December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$9,134	$12,438	$4,925	$26,497
Commercial and commercial real estate	248	19,905	9,834	29,987
Lease financing receivables	—	4,273	—	4,273
Home equity lines	—	2,812	—	2,812
Consumer and credit card	—	121	—	121
Total allowance for loan and lease losses	$9,382	$39,549	$14,759	$63,690
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$90,472	$6,302,876	$651,395	$7,044,743
Commercial and commercial real estate	22,747	4,448,618	341,605	4,812,970
Lease financing receivables	—	1,237,941	—	1,237,941
Home equity lines	—	151,916	—	151,916
Consumer and credit card	—	5,154	—	5,154
Total loans and leases held for investment	$113,219	$12,146,505	$993,000	$13,252,724

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.
The following tables present the recorded investment for loans and leases by credit quality indicator as of March 31, 2014 and December 31, 2013:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
March 31, 2014
Residential mortgages:
Residential (1)	$5,643,662	$—	$44,391	$5,688,053
Government insured pool buyouts (2) (3)	1,321,449	590,324	—	1,911,773
Lease financing receivables	1,287,304	—	5,446	1,292,750
Home equity lines	143,624	—	3,462	147,086
Consumer and credit card	5,393	—	34	5,427
Total	$8,401,432	$590,324	$53,333	$9,045,089

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial and commercial real estate:
Commercial	$1,664,499	$—	$1,187	$—	$1,665,686
Commercial real estate	2,960,278	29,724	163,332	—	3,153,334
Total commercial and commercial real estate	$4,624,777	$29,724	$164,519	$—	$4,819,020

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2013
Residential mortgages:
Residential (1)	$5,096,589	$—	$56,517	$5,153,106
Government insured pool buyouts (2) (3)	1,219,719	671,918	—	1,891,637
Lease financing receivables	1,233,414	—	4,527	1,237,941
Home equity lines	148,646	—	3,270	151,916
Consumer and credit card	5,117	—	37	5,154
Total	$7,703,485	$671,918	$64,351	$8,439,754

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and commercial real estate:
Commercial	$1,621,479	$135	$1,106	$—	$1,622,720
Commercial real estate	2,989,493	34,012	166,745	—	3,190,250
Total commercial and commercial real estate	$4,610,972	$34,147	$167,851	$—	$4,812,970

(1)	For the periods ended March 31, 2014 and December 31, 2013, performing residential mortgages included $7,164 and $7,879, respectively, of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended March 31, 2014 and December 31, 2013, performing government insured pool buyouts included $430,147 and $350,312, respectively, of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
March 31, 2014
Residential mortgages:
Residential	$10,860	$8,060	$44,391	$63,311	$5,557,545	$5,620,856
Government insured pool buyouts (1)	69,281	36,971	590,324	696,576	519,923	1,216,499
Commercial and commercial real estate:
Commercial	5	—	57	62	1,658,398	1,658,460
Commercial real estate	—	1,076	—	1,076	2,841,019	2,842,095
Lease financing receivables	9,107	2,711	2,260	14,078	1,278,672	1,292,750
Home equity lines	458	629	3,462	4,549	142,537	147,086
Consumer and credit card	12	10	34	56	5,371	5,427
Total loans and leases held for investment	$89,723	$49,457	$640,528	$779,708	$12,003,465	$12,783,173

December 31, 2013
Residential mortgages:
Residential	$10,145	$4,683	$56,517	$71,345	$5,011,257	$5,082,602
Government insured pool buyouts (1)	90,795	55,666	671,918	818,379	492,367	1,310,746
Commercial and commercial real estate:
Commercial	—	2	1,005	1,007	1,613,899	1,614,906
Commercial real estate	2,909	—	—	2,909	2,853,550	2,856,459
Lease financing receivables	7,277	3,098	1,024	11,399	1,226,542	1,237,941
Home equity lines	2,614	396	3,270	6,280	145,636	151,916
Consumer and credit card	23	12	37	72	5,082	5,154
Total loans and leases held for investment	$113,763	$63,857	$733,771	$911,391	$11,348,333	$12,259,724

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$64,466	$61,072	$8,630	$67,663	$64,079	$9,134
Commercial and commercial real estate:
Commercial real estate	7,514	7,499	928	1,161	1,172	248
Total impaired loans with an allowance recorded	$71,980	$68,571	$9,558	$68,824	$65,251	$9,382

Without a related allowance recorded:
Residential mortgages:
Residential	$28,500	$22,168		$34,898	$26,393
Commercial and commercial real estate:
Commercial	1	1		—	—
Commercial real estate	23,258	22,628		23,281	21,575
Total impaired loans without an allowance recorded	$51,759	$44,797		$58,179	$47,968

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$86,856	$617	$95,534	$770
Commercial and commercial real estate:
Commercial	1	—	6,351	2
Commercial real estate	26,437	166	79,940	214
Total impaired loans	$113,294	$783	$181,825	$986

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$44,391	$—	$56,517	$—
Government insured pool buyouts	—	590,324	—	671,918
Commercial and commercial real estate:
Commercial	57	—	1,005	—
Commercial real estate	23,828	—	17,544	—
Lease financing receivables	5,446	—	4,527	—
Home equity lines	3,462	—	3,270	—
Consumer and credit card	34	—	37	—
Total non-performing loans and leases	$77,218	$590,324	$82,900	$671,918
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

The following is a summary of information relating to modifications considered to be TDRs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	2	$474	$474

	Three Months Ended March 31, 2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	12	$5,588	$5,600
Commercial real estate	1	376	376
Total	13	$5,964	$5,976
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$147

	Three Months Ended March 31, 2013
	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$852
The recorded investment of TDRs as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Loan Type:
Residential mortgages	$83,241	$90,472
Commercial and commercial real estate	8,511	8,598
Total recorded investment of TDRs	$91,752	$99,070
Accrual Status:
Current	$67,631	$73,180
30-89 days past-due accruing	5,824	3,732
90+ days past-due accruing	—	306
Nonaccrual	18,297	21,852
Total recorded investment of TDRs	$91,752	$99,070

TDRs classified as impaired loans	$91,752	$99,070
Valuation allowance on TDRs	8,630	9,134
The Company included 119 and 119 loans with net recorded investments of $12,883 and $12,588 in Chapter 7 bankruptcy as TDRs at March 31, 2014 and 2013.

7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	11,552	23,501
Sale of servicing rights	(55,547)	—
Amortization	(20,572)	(35,078)
Decrease (increase) in valuation allowance	4,941	12,555
Other	(561)	(1,196)
Balance, end of period	$446,493	$375,641
Valuation allowance:
Balance, beginning of period	$8,012	$102,963
Recoveries	(4,941)	(12,555)
Balance, end of period	$3,071	$90,408
Components of loan servicing fee income for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
	2014	2013
Contractually specified service fees, net	$37,147	$31,789
Other ancillary fees	8,899	9,737
Other	571	637
	$46,617	$42,163
Residential
On March 28, 2014, EverBank received investor approval and recognized the sale of $55,547 in carrying value and $9,945,965 in UPB of servicing rights to Green Tree Servicing LLC (GTS), which is expected to transfer in May 2014. The Company is subservicing these loans until the transfer date and the loans are therefore excluded from the Company's MSR portfolio at March 31, 2014.
For loans securitized and sold with servicing retained during the three months ended March 31, 2014 and 2013, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended March 31, 2014
Average discount rates	9.32%	—	9.49%
Expected prepayment speeds	11.73%	—	12.12%
Weighted-average life in years	6.03	—	6.41

	Three Months Ended March 31, 2013
Average discount rates	9.38%	—	9.85%
Expected prepayment speeds	13.61%	—	13.85%
Weighted-average life in years	5.57	—	5.69
At March 31, 2014 and December 31, 2013, the Company estimated the fair value of its capitalized residential MSR to be approximately $453,814 and $528,848, respectively. The carrying value of its residential MSR was $440,934 and $499,973 at March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance below excludes $6,943,000 and $6,677,000 at March 31, 2014 and December 31, 2013, respectively, for residential loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Unpaid principal balance	$42,264,000	$52,816,000
Gross weighted-average coupon	4.46%	4.46%
Weighted-average servicing fee	0.29%	0.29%
Expected prepayment speed (1)	11.95%	14.87%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of March 31, 2014 and December 31, 2013 is presented below.

	March 31, 2014	December 31, 2013
Prepayment Rate
10% adverse rate change	$18,633	$22,941
20% adverse rate change	35,973	44,156
Discount Rate
10% adverse rate change	16,756	19,303
20% adverse rate change	32,348	37,294
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
Commercial
The carrying value and fair value of our commercial MSR was $5,559 at March 31, 2014. As of December 31, 2013, the carrying value and fair value of our commercial MSR was $6,707. The Company recognized $2,630 and $3,175 of prepayment penalty income in other noninterest income during the three months ended March 31, 2014 and 2013, respectively, related to serviced loans in the Business Lending Trusts acquired with the Business Property Lending, Inc. acquisition.
8.  Income Taxes
The Company’s effective income tax rate was 37.9% and 38.2% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective income tax rate differs from the federal statutory income tax rate primarily due to state income taxes.
9. Share-Based Compensation
Option Plans - On March 7, 2014, the Company granted 675,463 options with a fair value on the grant date of $6.51. The fair value of each option award was estimated as of the grant date using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

Risk-free interest rate	2.04%
Expected volatility	35%
Expected term (years)	6.5
Dividend yield	0.86%
The risk-free interest rate is based on the U.S. Treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected option terms were based on the vesting term and contractual term of the options using the simplified approach under GAAP. The Company analyzes a group of publicly-traded peer institutions to determine the expected volatility of its stock. The peer group is assessed for adequacy annually, or as circumstances indicate significant changes to the composition of the peer group are warranted. Volatility for the Company's stock is estimated utilizing the average volatility calculated for the peer group, which is based upon daily price observations over the estimated term of the options granted.
During the three months ended March 31, 2014, 31,239 options were exercised with a total intrinsic value of $255.
Nonvested Stock - The Company issued 245,645 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the three months ended March 31, 2014. The weighted-average grant date fair value of these shares was $18.09, which is the fair value of the Company's common stock at grant date adjusted for expected dividends as our restricted shares do not accrue dividends.

10.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net income	$31,760	$39,146
Less dividends on preferred stock	(2,531)	(2,531)
Net income allocated to common shareholders	$29,229	$36,615
(Units in Thousands)
Average common shares outstanding	122,684	121,583
Common share equivalents:
Stock options	2,192	1,777
Nonvested stock	162	79
Average common shares outstanding, assuming dilution	125,038	123,439
Basic earnings per share	$0.24	$0.30
Diluted earnings per share	$0.23	$0.30
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Stock Options	942,570	6,431,741

11.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 12. The total notional or contractual amounts and fair values as of March 31, 2014 and December 31, 2013 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
March 31, 2014
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$178,000	$—	$22,360
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	908,689	1,931	1,887
Forward and optional forward sales commitments	1,376,431	4,648	2,587
Interest rate swaps and futures	263,115	—	420
Foreign exchange contracts	769,871	11,595	2,814
Foreign currency, commodity and metals indexed options	171,405	8,055	—
Options embedded in client deposits	169,951	—	8,013
Indemnification assets	122,021	7,304	—
Total freestanding derivatives		33,533	15,721
Netting and cash collateral adjustments (1)		(9,110)	(24,800)
Total derivatives		$24,423	$13,281

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2013
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$253,000	$—	$27,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	590,020	896	2,566
Forward and optional forward sales commitments	1,001,489	12,228	2,948
Interest rate swaps	75,239	—	347
Foreign exchange contracts	807,732	4,073	14,318
Foreign currency, commodity and metals indexed options	171,405	7,719	—
Options embedded in client deposits	170,176	—	7,689
Indemnification assets	147,897	7,531	—
Total freestanding derivatives		32,447	27,868
Netting and cash collateral adjustments (1)		(4,277)	(40,367)
Total derivatives		$28,170	$15,398

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of March 31, 2014 and December 31, 2013 include derivative positions netted totaling $2,440 and $1,763, respectively.

Cash Flow Hedges
As of March 31, 2014, AOCI included $17,141 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 10 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three months ended March 31, 2014 and 2013 in the condensed consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in other noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended March 31,
	2014	2013
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(15,163)	$21,960
Losses on indemnification assets (2)	(227)	(177)
Other	(10)	(140)
Total	$(15,400)	$21,643

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 12 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity and metals risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on March 31, 2014 and December 31, 2013 was $25,594 and $42,562, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2014 and December 31, 2013, $27,240 and $42,130, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of March 31, 2014 and December 31, 2013, $13,820 and $6,370, respectively, of collateral was posted for positions not subject to master netting agreements.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2014 and December 31, 2013, $11,550 and $6,040, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of March 31, 2014 and December 31, 2013, the Company held $11,550 and $6,040, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of March 31, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1 (1)	Level 2	Level 3	Netting	Total
March 31, 2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,111,477	$—		$1,111,477
Asset-backed securities	—	2,620	—		2,620
Other	388	4,161	—		4,549
Total available for sale securities	388	1,118,258	—		1,118,646
Loans held for sale	—	488,976	63,705		552,681
Derivative financial instruments:
Derivative assets (Note 11)	—	24,298	9,235	(9,110)	24,423
Derivative liabilities (Note 11)	—	36,194	1,887	(24,800)	13,281

	Level 1	Level 2	Level 3	Netting	Total
December 31, 2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,109,271	$—		$1,109,271
Asset-backed securities	—	3,086	—		3,086
Other	399	2,871	—		3,270
Total available for sale securities	399	1,115,228	—		1,115,627
Loans held for sale	—	613,459	58,912		672,371
Derivative financial instruments:
Derivative assets (Note 11)	—	24,020	8,427	(4,277)	28,170
Derivative liabilities (Note 11)	—	53,199	2,566	(40,367)	15,398

(1)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 11 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three months ended March 31, 2014 and 2013 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Three Months Ended March 31, 2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	76,495	—	5,139
Sales	(55,597)	—	—
Settlements	(17,445)	—	(7,015)
Gains (losses) included in earnings for the period	1,340	—	3,363
Balance, end of period	$63,705	$—	$7,348
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2014	$73	$—	$1,486

Three Months Ended March 31, 2013
Balance, beginning of period	$—	$(50,720)	$9,092
Transfers into Level 3	—	—	6,628
Gains (losses) included in earnings for the period	—	(1,468)	(176)
Balance, end of period	$—	$(52,188)	$15,544
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2013	$—	$(1,468)	$(176)

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the Federal Deposit Insurance Corporation (FDIC) clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2014				Min.		Max.	Weighted Avg.
Indemnification asset	$7,304	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	3.58%	-	66.09%	25.41%	(1)
			Loss duration (in months)	9	-	82	37	(1)
			Loss severity	1.67%	-	13.47%	6.76%	(1)
IRLCs, net	44	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	79.93%	(2)
Loans held for sale	63,705	Discounted cash flow	Cost of funds	2.45%	-	3.22%	3.00%
			Prepayment rate	4.77%	-	15.46%	9.00%
			Default rate	0.00%	-	1.39%	0.20%
			Weighted average life (in years)	5.20	-	10.70	7.95
			Cumulative loss	0.00%	-	0.38%	0.05%
			Loss severity	15.13%	-	28.23%	20.42%
December 31, 2013
Indemnification asset	7,531	Discounted cash flow	Discount Rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	0.00%	-	68.98%	23.61%	(1)
			Loss duration (in months)	9	-	100	36	(1)
			Loss severity	(4.96)%	-	19.70%	6.54%	(1)
IRLCs, net	(1,670)	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	79.74%	(2)
Loans held for sale	58,912	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the IRLC valuation. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at March 31, 2014 and December 31, 2013:

March 31, 2014
Fair value carrying amount	$552,681
Aggregate unpaid principal balance	535,931
Fair value carrying amount less aggregate unpaid principal	$16,750
December 31, 2013
Fair value carrying amount	$672,371
Aggregate unpaid principal balance	659,592
Fair value carrying amount less aggregate unpaid principal	$12,779
No loans recorded under the fair value option were on nonaccrual status at March 31, 2014 or December 31, 2013.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $17,209 for the three months ended March 31, 2014 and are included in gain on sale of loans. The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value were $61,631 for the three months ended March 31, 2013 and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at March 31, 2014 and December 31, 2013 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
March 31, 2014
Collateral-dependent loans	$—	$—	$8,340	$8,340	$558
Other real estate owned (1)	—	—	5,462	5,462	1,014
Mortgage servicing rights (2)	—	—	71,998	71,998	(4,941)
Loans held for sale	—	—	5,564	5,564	79
December 31, 2013
Collateral-dependent loans	$—	$—	$907	$907	$248
Other real estate owned (1)	—	—	7,009	7,009	2,008
Mortgage servicing rights (2)	—	—	448,925	448,925	(94,951)
Loans held for sale	—	—	9,123	9,123	424

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2014				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$8,340	Appraised value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,462	Appraised value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	71,998	Discounted cash flow	Prepayment speed	16.89%	-	18.20%	17.36%	(2)
			Discount rate	9.87%	-	9.87%	9.87%	(3)
Loans held for sale	5,564	Discounted cash flow	Cost of funds	2.45%	-	3.22%	3.00%
			Prepayment rate	4.77%	-	15.46%	9.00%
			Default rate	0.00%	-	1.39%	0.20%
			Weighted average life (in years)	5.20	-	10.70	7.95
			Cumulative loss	0.00%	-	0.38%	0.05%
			Loss severity	15.13%	-	28.23%	20.42%
December 31, 2013
Collateral-dependent loans	907	Sales comparison approach	Appraisal value adjustment	0.00%	-	47.00%	N/A	(1)
Other real estate owned	7,009	Sales comparison approach	Appraisal value adjustment	0.00%	-	82.00%	N/A	(1)
Mortgage servicing rights	448,925	Discounted cash flow	Prepayment speed	16.50%	-	19.80%	19.25%	(2)
			Discount rate	9.20%	-	9.80%	9.37%	(3)
Loans held for sale	9,123	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

(1)	NM - Not Meaningful or N/A Not Applicable

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Financial assets:
Investment securities:
Held to maturity	$116,984	$117,910	$—	$117,910	$—
Loans held for sale (1)	44,048	45,635	—	22,437	23,198
Loans held for investment (2)	12,704,339	12,881,034	—	—	12,881,034
Financial liabilities:
Time deposits	$3,835,182	$3,862,092	$—	$3,862,092	$—
Other borrowings	2,377,000	2,356,826	—	2,356,826	—
Trust preferred securities	103,750	89,567	—	—	89,567
December 31, 2013
Financial assets:
Investment securities:
Held to maturity	$107,312	$107,921	$—	$107,921	$—
Loans held for sale (1)	119,011	121,092	—	49,619	71,473
Loans held for investment (2)	12,153,835	12,266,499	—	—	12,266,499
Financial liabilities:
Time deposits	$3,654,179	$3,680,868	$—	$3,680,868	$—
Other borrowings	2,377,000	2,353,858	—	2,353,858	—
Trust preferred securities	103,750	86,220	—	—	86,220

(1)	The carrying value of loans held for sale excludes $552,681 and $672,371 in loans measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $58,657 and $59,417 as of March 31, 2014 and December 31, 2013, respectively. In addition, the carrying values excludes $1,096,801 and $1,035,199 of lease financing receivables as of March 31, 2014 and December 31, 2013, respectively.

Disclosures about Fair Value of Financial Instruments
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of March 31, 2014 and December 31, 2013, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option were derived from quoted market prices or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans. Certain conforming residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within level 2 of the valuation hierarchy. Fair values for non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market were derived from models using characteristics of the loans including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses and, therefore, are classified within level 3 of the valuation hierarchy. The Company estimates the fair value of loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at our estimates. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
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
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. For collateral-dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made based on a review of the property, historical changes, and current market rates. Appraisals are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of cost or fair value (less estimated costs to sell). Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on commercial properties are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Appraisals for OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification.
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. In addition, a third-party valuation is obtained quarterly. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to review the key assumptions used by the respective parties in arriving at those estimates.
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
Interest Rate Swaps, Forward Interest Rate Swaps and Interest Rate Swap Futures — The fair value of interest rate swaps and forward interest rate swaps are determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within level 2 of the valuation hierarchy. See Note 11 for additional information on cash flow hedges.
The fair value of interest rate swap futures is determined based upon quotes provided by the Chicago Mercantile Exchange on which these instruments are traded. As such quotes represent valuations for identical instruments in active markets they would be classified within level 1 of the valuation hierarchy. Such pricing is utilized for both active trading and daily settlement of pricing adjustments on outstanding positions. As these pricing adjustments are settled daily between the exchange and the Company, the result as of the balance sheet date is that the Company holds interest futures with an outstanding notional and a level 1 fair value of zero.
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
Unfunded credit extension commitments at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Commercial lines of credit (1)	$1,463,370	$1,467,894
Home equity lines of credit	26,837	28,780
Credit card lines of credit	32,991	34,627
Standby letters of credit	1,147	1,140
Total unfunded credit extension commitments	$1,524,345	$1,532,441

(1)
Unfunded commercial commitments include $1,105,539 and $1,075,781 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of March 31, 2014 and December 31, 2013, respectively. Of these commitments, $583,164 and $360,165 were cancellable by the Company at March 31, 2014 and December 31, 2013, respectively.

The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.

The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Residential	$569,021	$531,642
Commercial	296,740	208,480
Leasing	205,064	168,857
Total commitments to lend in the pipeline	$1,070,825	$908,979
Standby letters of credit issued by third party entities, are used to guarantee the Company's performance under various contracts. At March 31, 2014 and December 31, 2013, the Company had approximately $100,018 and $60,018, respectively, in letters of credit outstanding.
During September 2013, EverBank entered into a forward-dated borrowing agreement with the FHLB to borrow $50,000 as a fixed-rate FHLB advance at an interest rate of 2.10%, which will fund in September 2014 maturing in September 2018. During January 2014, EverBank entered into an additional forward-dated borrowing agreement with the FHLB to borrow $100,000 as a fixed-rate FHLB advance at an interest rate of 2.91%, which will fund in November 2014 maturing in February 2021. Prior to the funding date, EverBank has the right to terminate either of the advances subject to voluntary termination fees.
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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the agreement, the amount due in 2014, which is the final year of the contract, is $3,647, a 5% increase from the total obligation due in 2013. The Company is obligated to pay $400 during the remainder of 2014.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through March 31, 2014, the Company originated and securitized approximately $59,848,223 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company is subject to EPD provisions on certain jumbo loan products and the community reinvestment loans the Company originates and sells under the State of Florida housing program. The total non-conforming UPB sold subject to early prepayment default protection was $54,210 at March 31, 2014.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal. The reserve for early payment default is limited to 90 days and is estimated based on historical default factors.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through March 31, 2014 and sold in years 2004 through March 31, 2014. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $24,428 and $20,225 at March 31, 2014 and December 31, 2013, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at March 31, 2014 and December 31, 2013, was $59,152,669 and $59,492,239, respectively, including residential mortgage loans held for sale, and $9,945,965 of UPB related to the sale of MSR to GTS. The Company will subservice these loans until transfer in May 2014. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at March 31, 2014 and December 31, 2013, was $10,796 and $23,668, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $143,972 and $149,381 at March 31, 2014 and December 31, 2013, respectively.
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
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement includes a cash payment of $39,932, which was paid in 2013 by EverBank to a settlement fund, which would provide relief to qualified borrowers and approximately $6,344, which was substantially paid in the first quarter of 2014 to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, along with other mortgage servicers, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. As of March 31, 2014, EverBank accrued $4,000 for potential future remediation payments to borrowers as a result of the implementation of the action plan.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$140,444	$140,444	$150,749	$150,749
On-balance-sheet securitizations	22,785	22,785	50,534	50,534
Debt securities	1,231,317	1,231,317	1,219,915	1,219,915
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records these commercial loans on its condensed consolidated balance sheet as loans held for investment.
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
As noted above, the Company securitizes mortgage loans through government-sponsored entities or through private label (non-agency sponsored) securitizations. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations. Additionally, the Company does not consolidate VIEs of private label securitizations. Although the Company is the servicer of the VIE, the servicing relationship is deemed to be a fiduciary relationship and, therefore, the Company is not deemed to be the primary beneficiary of the entity. Refer to Note 4 for information related to sales of residential mortgage receivables and Note 7 for information related to mortgage servicing rights.
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
FTP serves to transfer interest rate risk to the treasury function through a transfer pricing methodology and cost allocating model. The basis for the allocation of net interest income is a function of the Company’s methodologies and assumptions that management believes are appropriate to accurately reflect business segment results. These factors are subject to change based on changes in strategy, current interest rates and market conditions.
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable segments as of and for the three months ended March 31, 2014 and 2013. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended March 31, 2014
	Banking and Wealth Management	Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$126,512	$5,916		$(1,584)	$—	$130,844
Total net revenue	141,070	75,805	(1)	(1,447)	—	215,428
Intersegment revenue	1,410	(1,410)		—	—	—
Depreciation and amortization	5,828	1,009		1,916	—	8,753
Income before income taxes	90,687	(12,524)	(1)	(27,018)	—	51,145
Total assets	16,088,952	1,570,995		228,086	(257,085)	17,630,948

	As of and for the Three Months Ended March 31, 2013
	Banking and Wealth Management	Mortgage Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$132,373	$13,014		$(1,571)	$—	$143,816
Total net revenue	160,154	118,383	(2)	(1,412)	—	277,125
Intersegment revenue	3,155	(3,155)		—	—	—
Depreciation and amortization	7,051	1,304		1,546	—	9,901
Income before income taxes	76,430	13,447	(2)	(26,487)	—	63,390
Total assets	15,251,578	3,152,487		158,767	(256,344)	18,306,488

(1)	Segment earnings in the Mortgage Banking segment included a $4,941 recovery on the MSR valuation allowance for the three months ended March 31, 2014.

(2)	Segment earnings in the Mortgage Banking segment included a $12,555 recovery on the MSR valuation allowance for the three months ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three month period ended March 31, 2014 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC) on February 28, 2014.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2013, as filed with the SEC on February 28, 2014 and in Part II, Item 1A “Risk Factors” contained in this report, and include risks discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in other periodic reports we file with the SEC. These factors include without limitation:

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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	risk of individual claims or further fines, penalties, equitable remedies, or other enforcement actions relating to our mortgage related practices;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	our ability to comply with the amended consent order and the terms and conditions of our settlement of the Independent Foreclosure Review, including the associated costs;

•	concentration of our commercial real estate loan portfolio;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	execution of current or future acquisition, reorganization or disposition transactions including, the risk that we may not realize the anticipated benefits of such transactions;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	the effectiveness of the hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

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
Key Factors Affecting Our Business and Financial Statements
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Board of Governors of the FRB began decreasing short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. To stimulate economic activity and stabilize the financial markets, the FRB maintained historically low market interest rates from 2009 to 2013. Market conditions have improved during the first quarter of 2014 as unemployment rates have remained stable in March 2014 after declining to 6.7% in December 2013, and consumer confidence, GDP and average home prices have all risen. Despite cumulative progress and an improved outlook in March 2014, the FRB has indicated that it would maintain its federal funds rate target at a near-zero range, which indicates low market interest rates will likely continue throughout 2014.
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
In the latter half of the second quarter of 2013, the FRB indicated their intention to reduce their bond buying activities associated with quantitative easing 3 (QE3) if the economy continued to show improvement. The uncertainty around the FRB's intent created volatility in the capital markets and resulted in a market sell-off which drove the 10-year treasury yield from 1.7% on May 2, 2013 to 2.6% on June 25, 2013. These events had a direct impact on mortgage rates which increased sharply from 3.7% at the beginning of the second quarter 2013 to 4.4% at the end of the second quarter. Mortgage interest rates increased to a high of 4.7% in early September 2013, however were down slightly throughout the end of 2013 and ended the first quarter at 4.4%. In addition, the spreads over the treasury curve widened to levels experienced earlier in the year. Increases in mortgage rates impacted our origination volume as the number of borrowers eligible to refinance into lower rates was reduced. While we did see mortgage rates decrease in late first quarter, rates are still significantly higher than in the first and second quarters of 2013. We have made substantial investments in our retail platform focusing on purchase money transactions in anticipation of the higher rate environment and slowed refinancing activity. Moreover, the expectation of slower prepayments due to refinancing has had a positive impact on the fair value and amortization of our mortgage servicing rights.
In the first quarter of 2014, our residential mortgage and commercial lending businesses experienced seasonal slowdowns and were impacted by the various affects that the winter weather patterns had in the Southeast and Northeast. We continue to monitor the status of the economy as well as the expected interest rate environment both in the near term and over the long term to best position our balance sheet to optimize risk-adjusted returns.

Performance Highlights
First Quarter 2014 Key Highlights1

•	GAAP net income was $32 million for the first quarter 2014, compared to $39 million for the first quarter 2013 and $18 million for the fourth quarter 2013.

•	GAAP diluted earnings per share was $0.23, a 23% decrease from $0.30 in the first quarter 2013 and a 77% increase from $0.13 in the fourth quarter 2013.

•	Tangible common equity per common share increased 11% year over year to $11.78 at March 31, 2014.

•	Retained asset generation of $1.1 billion in the quarter, or $4.6 billion annualized.

•	Portfolio loans held for investment (HFI) grew to $13.9 billion, an increase of 4.6% compared to the prior quarter, or 18.4% annualized.

•	Core net interest margin (NIM) was 3.36% compared to 3.30% in the prior quarter.

•	Adjusted non-performing assets to total assets of 0.62% at March 31, 2014. Annualized net charge-offs to total loans and leases held for investment of 0.12% for the quarter.

•	Strong capital position with bank tier 1 leverage ratio of 9.1% and bank total risked-based capital ratio of 14.3%.

•	Completed the sale of approximately $10 billion unpaid principal balance of mortgage servicing rights to Green Tree Servicing LLC ("Green Tree").

[1] Reconciliations of Non-GAAP financial measures can be found in Table 1, Table 1A, Table 1B, Table 7A, Table 7B, and Table 17.
Strategic Business Activities

•
Subsequent to quarter end, EverBank announced that Ginnie Mae had approved the previously disclosed partnership between EverBank and Green Tree, which will allow Green Tree to subservice EverBank’s Ginnie Mae and government loan servicing portfolio commencing on May 1, 2014, concurrent with the default servicing platform transfer to Green Tree.

Balance Sheet
Strong Portfolio Loan Growth
Total portfolio loans HFI were $13.9 billion at March 31, 2014, an increase of $1.6 billion, or 13%, year over year. Compared to the prior quarter, this represents an increase of $0.6 billion, or 5%. Total assets were $17.6 billion at March 31, 2014, flat compared to $17.6 billion at December 31, 2013.

Loans HFI for the first quarter 2014, as compared to the first and fourth quarters of 2013, were comprised of:

($ in millions)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2013	% Change (Q/Q)	% Change (Y/Y)
Residential loans	$5,688	$5,153	$3,677	10%	55%
Mortgage pool buyouts	1,912	1,892	2,603	1%	(27)%
Total residential mortgages	7,600	7,045	6,280	8%	21%

Commercial real estate	3,153	3,190	3,314	(1)%	(5)%
Commercial finance	2,048	1,917	1,319	7%	55%
Total commercial finance & CRE	5,201	5,107	4,633	2%	12%

Warehouse finance	911	944	1,161	(3)%	(22)%
Other	152	157	181	(3)%	(16)%
Total HFI	$13,864	$13,253	$12,255	5%	13%
During the first quarter of 2014, total residential mortgages HFI increased $0.6 billion, or 8%, compared to the prior quarter and $1.3 billion, or 21%, year over year to $7.6 billion, driven by strong growth in our high quality jumbo hybrid ARM portfolio. Total commercial finance and CRE balances increased $0.1 billion, or 2%, compared to the prior quarter and $0.6 billion, or 12%, year over year to $5.2 billion, driven by strong commercial finance activity.
Loan Origination Activities
Organic asset generation totaled $2.0 billion and retained organic originations totaled $1.1 billion for the first quarter of 2014. Total commercial finance and CRE originations during the quarter were $326 million, an increase of 30% year over year. Compared to the prior quarter, commercial finance and CRE originations declined 53% driven primarily by seasonal differences.
Residential loan originations were $1.7 billion for the first quarter of 2014, a decrease of 15% compared to the prior quarter and a decrease of 41% year over year. Excluding the impact of our exit from the wholesale broker channel in the third quarter 2013, origination volume decreased 23% year over year. Jumbo origination volume was $808 million in the first quarter, flat compared to the prior quarter and an increase of 5% year over year. The mix of purchase transactions increased to 47% of total originations and 70% of retail channel originations compared to 43% and 67%, respectively, in the prior quarter. Our gain on sale margin increased 11 basis points compared to the prior quarter, to 2.99%.
The following table presents total organic loan and lease origination information by product type:

($ in millions)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2013	% Change (Q/Q)	% Change (Y/Y)
Residential origination volume
Conventional loans	$892	$1,188	$2,135	(25)%	(58)%
Jumbo loans	808	808	768	—%	5%
	1,700	1,996	2,903	(15)%	(41)%
Commercial origination volume
Commercial real estate	123	266	63	(54)%	95%
Commercial finance	203	435	187	(53)%	9%
Total commercial finance & CRE	326	701	250	(53)%	30%
Warehouse finance	—	—	144	NM	(100)%
Total organic originations	$2,026	$2,697	$3,297	(25)%	(39)%
Deposits
Total deposits were $13.3 billion at March 31, 2014, flat quarter over quarter and down 3% year over year. Time deposits, excluding market-based deposits, represented 24% of total deposits in the first quarter. Business deposits grew 6% year over year and represented 13% of total deposits at quarter end.

At March 31, 2014, as compared to the first and fourth quarters of 2013, our deposits were comprised of the following:

($ in millions)	Mar 31, 2014	Dec 31, 2013	Mar 31, 2013	% Change (Q/Q)	% Change (Y/Y)
Noninterest-bearing demand	$1,055	$1,077	$1,287	(2)%	(18)%
Interest-bearing demand	2,962	3,006	2,933	(1)%	1%
Savings and money market accounts	5,023	5,111	4,902	(2)%	2%
Global market-based accounts	997	1,011	1,136	(1)%	(12)%
Time, excluding market-based	3,251	3,056	3,416	6%	(5)%
Total deposits	$13,288	$13,261	$13,674	—%	(3)%

Consumer deposits	$11,522	$11,434	$12,007	1%	(4)%
Business deposits	1,766	1,827	1,667	(3)%	6%
Total deposits	$13,288	$13,261	$13,674	—%	(3)%
Other Funding Sources
Total other borrowings were $2.4 billion at March 31, 2014, flat quarter over quarter and down 12% year over year.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2014	2013
For the Period:
Operating Results:
Total revenue	$215,428	$277,125
Net interest income	130,844	143,816
Provision for loan and lease losses	3,071	1,919
Noninterest income	84,584	133,309
Noninterest expense	161,212	211,816
Net income	31,760	39,146
Net earnings per common share, basic	0.24	0.30
Net earnings per common share, diluted	0.23	0.30
Performance Metrics:
Adjusted net income(1)	$30,103	$43,737
Adjusted net earnings per common share, basic(2)	0.22	0.34
Adjusted net earnings per common share, diluted(2)	0.22	0.33
Yield on interest-earning assets	4.33%	4.47%
Cost of interest-bearing liabilities	1.08%	1.23%
Net interest spread	3.25%	3.24%
Net interest margin	3.41%	3.42%
Return on average assets	0.75%	0.85%
Return on average equity(3)	7.91%	11.04%
Adjusted return on average assets(4)	0.71%	0.95%
Adjusted return on average equity(5)	7.46%	12.42%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.12%	0.23%
Banking and Wealth Management Metrics:
Efficiency ratio(6)	35.1%	52.3%
Mortgage Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$1,696.9	$2,898.4

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	March 31, 2014	December 31, 2013
As of Period End:
Balance Sheet Data:
Cash and cash equivalents	$499,829	$847,778
Investment securities	1,358,548	1,351,002
Loans held for sale	596,729	791,382
Loans and leases held for investment, net	13,801,140	13,189,034
Total assets	17,630,948	17,640,984
Deposits	13,288,411	13,261,340
Total liabilities	15,983,309	16,019,971
Total shareholders’ equity	1,647,639	1,621,013
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 17)	0.62%	0.65%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 19)	0.45%	0.48%
Capital Ratios:
Tier 1 leverage ratio (bank level) (see Table 33)	9.1%	9.0%
Tier 1 risk-based capital ratio (see Table 33)	13.8%	13.8%
Total risk-based capital ratio (bank level) (see Table 33)	14.3%	14.3%
Tangible common equity to tangible assets (see Table 1B)	8.2%	8.1%
Tangible equity to tangible assets (see Table 1B)	9.1%	8.9%
Deposit Metrics:
Deposit growth (trailing 12 months)	(2.8)%	0.9%
Mortgage Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$60,677.6	$61,035.3
Tangible Common Equity Per Common Share(7)	$11.78	$11.57

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

(3)
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

(7)
Calculated as tangible common shareholders' equity divided by shares of common stock. Tangible common shareholders' equity equals shareholders' equity less goodwill, other intangible assets and perpetual preferred stock (see Table 1B). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income	Table 1A
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013
Net income	$31,760	$39,146
Non-recurring regulatory related expense, net of tax	465	11,425
Increase in Bank of Florida non-accretable discount, net of tax	311	950
MSR impairment (recovery), net of tax	(3,063)	(7,784)
Restructuring cost, net of tax	630	—
Adjusted net income	$30,103	$43,737
Adjusted net income allocated to preferred stock	2,531	2,531
Adjusted net income allocated to common shareholders	$27,572	$41,206
Adjusted net earnings per common share, basic	$0.22	$0.34
Adjusted net earnings per common share, diluted	$0.22	$0.33
Weighted average common shares outstanding:
(units in thousands)
Basic	122,684	121,583
Diluted	125,038	123,439
A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	March 31, 2014	December 31, 2013
Shareholders’ equity	$1,647,639	$1,621,013
Less:
Goodwill	46,859	46,859
Intangible assets	5,286	5,813
Tangible equity	1,595,494	1,568,341
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,445,494	$1,418,341
Total assets	$17,630,948	$17,640,984
Less:
Goodwill	46,859	46,859
Intangible assets	5,286	5,813
Tangible assets	$17,578,803	$17,588,312

Analysis of Statements of Income
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin.

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2
	Three Months Ended
	March 31, 2014			March 31, 2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$260,265	$162	0.25%	$550,683	$298	0.22%
Investment securities	1,236,352	9,586	3.10%	1,712,705	15,489	3.62%
Other investments	109,685	245	0.91%	138,617	761	2.23%
Loans held for sale	911,273	8,593	3.77%	2,428,324	20,309	3.35%
Loans and leases held for investment:
Residential mortgages	7,061,050	72,526	4.11%	6,547,768	70,579	4.31%
Commercial and commercial real estate	4,600,544	57,837	5.03%	4,627,274	61,264	5.30%
Lease financing receivables	1,246,386	18,154	5.83%	860,986	19,413	9.02%
Home equity lines	149,733	1,054	2.85%	176,682	2,152	4.94%
Consumer and credit card	5,511	306	22.52%	7,204	69	3.88%
Total loans and leases held for investment	13,063,224	149,877	4.59%	12,219,914	153,477	5.02%
Total interest-earning assets	15,580,799	$168,463	4.33%	17,050,243	$190,334	4.47%
Noninterest-earning assets	1,430,854			1,341,095
Total assets	$17,011,653			$18,391,338
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,975,863	$4,366	0.60%	$2,809,317	$5,458	0.79%
Market-based money market accounts	411,610	619	0.61%	431,542	838	0.79%
Savings and money market accounts, excluding market-based	5,101,516	7,661	0.61%	4,684,683	9,034	0.78%
Market-based time	586,588	1,083	0.75%	725,629	1,571	0.88%
Time, excluding market-based	2,876,480	8,878	1.25%	3,795,298	9,922	1.06%
Total deposits	11,952,057	22,607	0.77%	12,446,469	26,823	0.87%
Borrowings:
Trust preferred securities	103,750	1,644	6.43%	103,750	1,642	6.42%
Federal Home Loan Bank (FHLB) advances	1,958,449	13,368	2.73%	2,594,940	17,831	2.75%
Repurchase agreements	—	—	0.00%	56,605	222	1.59%
Other	24,001	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	14,038,257	$37,619	1.08%	15,201,764	$46,518	1.23%
Noninterest-bearing demand deposits	1,081,435			1,377,102
Other noninterest-bearing liabilities	263,745			335,459
Total liabilities	15,383,437			16,914,325
Total shareholders’ equity	1,628,216			1,477,013
Total liabilities and shareholders’ equity	$17,011,653			$18,391,338
Net interest income/spread		$130,844	3.25%		$143,816	3.24%
Net interest margin			3.41%			3.42%

Memo: Total deposits including non-interest bearing	$13,033,492	$22,607	0.71%	$13,823,571	$26,823	0.79%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

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
	Three Months Ended
	March 31, 2014 Compared
	to March 31, 2013
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(158)	$22	$(136)
Investment securities	(4,252)	(1,651)	(5,903)
Other investments	(159)	(357)	(516)
Loans held for sale	(12,531)	815	(11,716)
Loans and leases held for investment:
Residential mortgages	5,455	(3,508)	1,947
Commercial and commercial real estate	(349)	(3,078)	(3,427)
Lease financing receivables	8,572	(9,831)	(1,259)
Home equity lines	(328)	(770)	(1,098)
Consumer and credit card	(16)	253	237
Total loans and leases held for investment	13,334	(16,934)	(3,600)
Total change in interest income	(3,766)	(18,105)	(21,871)
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$324	$(1,416)	$(1,092)
Market-based money market accounts	(39)	(180)	(219)
Savings and money market accounts, excluding market-based	802	(2,175)	(1,373)
Market-based time	(302)	(186)	(488)
Time, excluding market-based	(2,402)	1,358	(1,044)
Total deposits	(1,617)	(2,599)	(4,216)
Borrowings:
Trust preferred securities	—	2	2
FHLB advances	(4,316)	(147)	(4,463)
Repurchase agreements	(222)	—	(222)
Other	—	—	—
Total change in interest expense	(6,155)	(2,744)	(8,899)
Total change in net interest income	$2,389	$(15,361)	$(12,972)

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income
First Quarter of 2014 compared to First Quarter of 2013
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average interest-earning assets. Net interest income decreased by $13.0 million, or 9%, in the first quarter of 2014 compared to the same period in 2013 due to a decrease in interest income of $21.9 million, or 11%, partially offset by a decrease in interest expense of $8.9 million, or 19%. Our net interest margin decreased by one basis point in the first quarter of 2014 compared to the same period in 2013, which was led by a decrease in yields in our interest-earning assets mostly offset by a decrease in interest bearing liabilities.
Yields on our interest-earning assets decreased by 14 basis points in the first quarter of 2014 compared to the same period in 2013, primarily due to a decrease in yields from our investment securities and loans and leases held for investment. The decrease in yields on our investment securities is due to paydowns of higher yielding investment securities with a weighted average rate of 3.69% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.98%. The lower yields on these securities are consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The decrease in our loans held for investment yields was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 20 basis points in the first quarter of 2014 compared to the same period in 2013 due to continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment. The yield on our commercial and commercial real estate portfolio decreased 27 basis points due to production of current market rate commercial assets coupled with paydowns of higher yielding assets, as well as the sale of certain non-performing assets in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with ASC 310-30 assets acquired however we saw declines in noninterest expense due to the reduction of non-performing assets including salaries and commissions related to management of those NPAs as well as a reduction in our Federal Deposit Insurance Corporation (FDIC) deposit insurance assessment fees related to those assets. Yields on our lease financing receivables decreased 319 basis points in the first quarter of 2014 compared to the same period in 2013 due primarily to continued production of leases at current market interest rates coupled with a decline in the leases acquired in the 2010 acquisition of our leasing business which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale increased 42 basis points in the first quarter of 2014 compared to the same period in 2013 due primarily to the increase in the current market mortgage rates. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates available in the market.
The rate on our interest-bearing liabilities decreased 15 basis points in the first quarter of 2014 compared to the same period in 2013 which was led by a decrease in the rate paid on deposits as well as the relative make-up of our interest bearing liabilities as other borrowings made up a smaller percentage of our interest-bearing liability position in the first quarter of 2014 compared to the same period in 2013. The rates paid on our deposits decreased 10 basis points in the first quarter of 2014 compared to the same period in 2013 due to the reduction of interest rates as we slowed deposit gathering activities given the balance sheet repositioning activities undergone in late 2013. This decrease was partially offset by an increase in non-market-based time deposits which increased 19 basis points. The rates paid on other borrowings increased two basis points in the first quarter of 2014 compared to the same period in 2013.
Average balances of our interest-earning assets decreased by $1.5 billion, or 9%, in the first quarter of 2014 compared to the same period in 2013 primarily due to a $1.5 billion decrease in loans held for sale, a $0.5 billion decrease in investment securities and a $0.3 billion decrease in cash and cash equivalents. This was partially offset by a $0.8 billion increase in loans and leases held for investment.
The decrease in the average balance of our loans held for sale is primarily a result of the increase in market interest rates which has decreased the incentive for certain borrowers to refinance and slowed mortgage origination activity industry wide. In addition, we continue to focus on balance sheet growth and have retained a majority of our preferred ARM originations into loans held for investment which had an effect on the balance of loans held for sale in the first quarter of 2014 compared to the same period in 2013. Please see "Analysis of Statement of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investment securities portfolio is driven primarily by continued principal paydowns as well as the sale of certain investments during 2013. The decrease in the average balance of our cash and cash equivalents balance in the first quarter of 2014 compared to the same period in 2013 is due to the increase in our loans held for investment balance, including the purchase of third party GNMA pool buyout loans and strong retained organic loan growth. This was partially offset by a reduction in our loans held for sale balances.
The increase in the average balance of our loans held for investment was driven primarily by increases in our residential and lease financing portfolios. The increase in the average balance of our residential mortgage portfolio is primarily due to the continued origination of our preferred jumbo adjustable rate mortgage (ARM) product for investment. As the market for fixed rate mortgages declined during the second quarter of 2013, we adjusted our origination strategy to increase preferred jumbo ARM products which we intend to hold in our loans held for investment for the foreseeable future. The increase in our lease financing receivable portfolio is due to continued traction in the origination of leases which we have seen the last several quarters as the balance has consistently grown from $837 million at December 31, 2012 to $1.3 billion at March 31, 2014.
Average balances in our interest-bearing liabilities decreased by $1.2 billion, or 8%, in the first quarter of 2014 compared to the same period in 2013 primarily due to a decrease in the average balance of our non-market-based time deposits coupled with a decrease in the average balance of FHLB advances.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our acquired credit impaired (ACI) loans in instances where we have a decrease in our cash flow expectations.
First Quarter of 2014 compared to First Quarter of 2013
We recorded a provision for loan and lease losses of $3.1 million in the first quarter of 2014, which is an increase of 60% from $1.9 million in the same period in 2013. Provision expense increased $1.2 million from the first quarter of 2014 as compared to the same period in 2013, however remains low primarily due to improving loan performance as a result of a more stable market, increasing property values, which continues to decrease severity upon default, as well as an improvement in the portfolio composition that includes higher credit quality EverBank originated loans. Net charge-offs were $3.8 million in the first quarter of 2014 compared to $7.0 million in the same period in 2013. The net charge-off ratio was 0.12% in the first quarter of 2014 compared to 0.23% in the same period in 2013.
For further discussion of changes in our allowance for loan and lease losses, please see the "Loan and Lease Quality" section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.

Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income		Table 4
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Loan servicing fee income	$46,617	$42,163
Amortization of MSR	(20,572)	(35,078)
Recovery (impairment) of MSR	4,941	12,555
Net loan servicing income	30,986	19,640
Gain on sale of loans	33,851	82,311
Loan production revenue	4,579	9,489
Deposit fee income	3,335	5,925
Other lease income	4,905	6,411
Other	6,928	9,533
Total Noninterest Income	$84,584	$133,309
First Quarter of 2014 compared to First Quarter of 2013
Noninterest income decreased by $48.7 million, or 37%, in the first quarter of 2014 compared to the same period in 2013. The decrease in noninterest income was driven primarily by a reduction in gain on sale of loans, loan production revenue and other noninterest income partially offset by an increase in net loan servicing income.
Net loan servicing income increased by $11.3 million in the first quarter of 2014 compared to the same period in 2013. The increase was primarily due to a decrease in amortization of $14.5 million due to lower projected prepayment speeds as a result of increases in mortgage interest rates, which led to lower refinancing activity along with a decreased impact of government-sponsored refinancing programs, which were elevated in early 2013. In addition, servicing fees increased by $4.5 million in the first quarter of 2014 primarily due to the acquisition of $13.0 billion of residential servicing rights on April 1, 2013. These increases are partially offset by a $7.6 million decrease in recoveries recognized on the MSR valuation allowance in the first quarter of 2014 compared to the first quarter of 2013. The additional recovery is a result of continued decreases in the expected prepayment rates at March 31, 2014.
Gain on sale of loans decreased by $48.5 million, or 59%, in the first quarter of 2014 compared to the same period in 2013, primarily driven by lower mortgage lending volume. Mortgage lending volume decreased by $1.2 billion, or 41%, to $1.7 billion in the first quarter of 2014 compared to the same period in 2013. The decrease in mortgage lending volume and the increased pricing competition is consistent with the overall mortgage origination market. The overall refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen. Our refinance volume was $909 million in the first quarter of 2014 compared to $2.3 billion in the first quarter of 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. Of the $1.7 billion originated in the first quarter of 2014, $791 million was from purchase money business compared to $559 million in the first quarter of 2013. In addition, we continue to focus on organic growth of our balance sheet and originated $808 million of our preferred ARM product in the first quarter of 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect to our net interest income and earnings in the future.
Loan production revenue decreased by $4.9 million, or 52%, in the first quarter of 2014 compared to the same period in 2013. This decrease is a result of decreased origination volume.
Other noninterest income decreased by $2.6 million in the first quarter of 2014 compared to the same period in 2013 primarily due to $4.0 million in income in the first quarter of 2013 related to the recovery of losses experienced on loans and servicing rights previously acquired as well as a decrease of $0.6 million in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition. These decreases were partially offset by a $2.0 million gain on sale of MSR related to the Green Tree Servicing LLC (GTS) sale in the first quarter of 2014.
On March 28, 2014, we recognized the transfer of servicing rights to GTS as a sale which resulted in a net loss of $3.9 million recognized in other noninterest income, of which a loss of $5.9 million was recorded in the fourth quarter of 2013 and a gain of $2.0 million was recorded in the first quarter of 2014. The sales agreement included a customary, temporary subservicing arrangement. Also, we obtained the necessary investor approvals related to the sale of our default servicing platform. The loans associated with both the sale of MSR and the subserviced portfolio are expected to transfer in May 2014. We expect that the sale and the subservicing arrangement will affect our noninterest expense beginning at the end of the second quarter of 2014. The sale will also have an impact on both servicing fees and amortization of MSR.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Salaries, commissions and other employee benefits expense	$97,694	$110,479
Equipment expense	18,648	19,852
Occupancy expense	8,072	7,384
General and administrative expense:
Legal and professional fees, excluding consent order expense	7,116	7,023
Foreclosure and other real estate owned (OREO) expense	8,693	7,027
Other credit-related expenses	(1,086)	2,328
Advertising and marketing expense	4,431	10,381
Loan origination expense, net of deferred cost	367	1,807
Portfolio expense	1,572	3,275
Consent order expense	756	12,931
Other	14,949	29,329
Total general and administrative expense	36,798	74,101
Total Noninterest Expense	$161,212	$211,816
First Quarter of 2014 compared to First Quarter of 2013
Noninterest expense decreased by $50.6 million, or 24%, in the first quarter of 2014 compared to the same period in 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits and general and administrative expense.
Salaries, commissions and employee benefits decreased by $12.8 million, or 12%, in the first quarter of 2014 compared to the same period in 2013. The decrease is primarily due to lower headcount in our business as a result of the restructuring and repositioning activities we have executed over the last several quarters. In addition, lower production volumes related to slowed refinance activity continue to drive the decline in commissions expense. Mortgage Banking salaries, commissions and employee benefits decreased by $4.7 million in the first quarter of 2014, which included a decrease in production partially offset by an increase in our servicing headcount due to the servicing rights purchased on April 1, 2013. Headcount was down 5% and 8% and up 1% in our Mortgage Banking, Banking and Wealth Management and Corporate Services reporting segments, respectively, as of March 31, 2014 compared to the same period in 2013. Due to the expected transfer of the default servicing platform, we expect further headcount reductions in the second quarter of 2014.
General and administrative expense decreased by $37.3 million, or 50%, in the first quarter of 2014 compared to the same period in 2013 primarily due to decreases in other credit-related expenses, advertising and marketing expense, consent order expense and other general and administrative expense compared to the same period in 2013.
Other credit-related expenses decreased by $3.4 million, or 147%, in the first quarter of 2014 compared to the same period in 2013 primarily due to a $5.3 million decrease in our repurchase reserve expenses related to our serviced loans, which was partially offset by an increase of $4.0 million in our repurchase reserve expenses related to our originated loans. We describe our reserves for loans subject to representations and warranties in Note 13 in our condensed consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
Advertising and marketing expense decreased by $6.0 million, or 57%, in the first quarter of 2014, compared to the same period in 2013. The decrease in the first quarter of 2014 was due to a reduction in overall marketing spending due to the balance sheet and business repositioning activities we executed.
Consent order expenses decreased by $12.2 million in the first quarter of 2014 compared to the same period in 2013, due to decreases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent orders with the Office of the Comptroller of the Currency (OCC) in 2013.
Other general and administrative expense decreased by $14.4 million, or 49%, in the first quarter of 2014 compared to the same period in 2013 primarily due to lower FDIC insurance premium assessment and other agency fees, which decreased by $14.1 million, due to the balance sheet repositioning activities that occurred during the third quarter of 2013 including the sale of non-agency securities with high interest only concentration and the sale of $911.1 million of fixed rate jumbo preferred ARMs as well as an adjustment to our risk assignment in prior quarters, which resulted in a $5.4 million refund of our insurance premium assessments. The decrease in other general and administrative expense is also due to a decrease of $1.4 million in clawback expense related to the settlement of our FDIC clawback liability in 2013.

Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates		Table 6
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Provision for income taxes	$19,385	$24,244
Effective tax rates	37.9%	38.2%
For the three months ended March 31, 2014 and 2013, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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
The following table summarizes segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7A
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended March 31, 2014
Net interest income (loss)	$126,512	$5,916	$(1,584)	$—	$130,844
Provision for loan and lease losses	880	2,191	—	—	3,071
Net interest income after provision for loan and lease losses	125,632	3,725	(1,584)	—	127,773
Noninterest income	14,558	69,889	137	—	84,584
Noninterest expense:
Foreclosure and OREO expense	2,013	6,680	—	—	8,693
Other credit-related expenses	173	(1,259)	—	—	(1,086)
All other noninterest expense	47,317	80,717	25,571	—	153,605
Income (loss) before income tax	90,687	(12,524)	(27,018)	—	51,145
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	501	—	—	—	501
MSR impairment (recovery)	—	(4,941)	—	—	(4,941)
Restructuring cost	—	1,017	—	—	1,017
Transaction and non-recurring regulatory related expense	—	750	—	—	750
Adjusted income (loss) before income tax	$91,188	$(15,698)	$(27,018)	$—	$48,472
Total assets as of March 31, 2014	$16,088,952	$1,570,995	$228,086	$(257,085)	$17,630,948

Business Segments Selected Financial Information					Table 7B
(dollars in thousands)	Banking and Wealth Management	Mortgage Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended March 31, 2013
Net interest income (loss)	$132,373	$13,014	$(1,571)	$—	$143,816
Provision for loan and lease losses	(79)	1,998	—	—	1,919
Net interest income after provision for loan and lease losses	132,452	11,016	(1,571)	—	141,897
Noninterest income	27,781	105,369	159	—	133,309
Noninterest expense:
Foreclosure and OREO expense	5,285	1,742	—	—	7,027
Other credit-related expenses	670	1,658	—	—	2,328
All other noninterest expense	77,848	99,538	25,075	—	202,461
Income (loss) before income tax	76,430	13,447	(26,487)	—	63,390
Adjustment items (pre-tax):
Increase in Bank of Florida non-accretable discount	1,532	—	—	—	1,532
MSR impairment (recovery)	—	(12,555)	—	—	(12,555)
Transaction and non-recurring regulatory related expense	5,252	11,531	1,646	—	18,429
Adjusted income (loss) before income tax	$83,214	$12,423	$(24,841)	$—	$70,796
Total assets as of March 31, 2013	$15,251,578	$3,152,487	$158,767	$(256,344)	$18,306,488

Banking and Wealth Management

Banking and Wealth Management	Table 8
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Interest income
Interest and fees on loans and leases	$151,140	$157,612
Interest and dividends on investment securities	9,831	16,250
Other interest income (1)	7,071	10,661
Total interest income	168,042	184,523
Interest expense
Deposits	22,604	26,818
Other borrowings	13,369	18,053
Other interest expense (2)	5,557	7,279
Total interest expense	41,530	52,150
Net interest income	126,512	132,373
Provision for loan and lease losses	880	(79)
Net interest income after provision for loan and lease losses	125,632	132,452
Noninterest income
Gain on sale of loans	3,306	8,329
Other	11,252	19,452
Total noninterest income	14,558	27,781
Noninterest expense
Salaries, commissions and employee benefits	22,041	30,803
Equipment and occupancy	11,660	13,554
Foreclosure and OREO	2,013	5,285
Other general and administrative	13,789	34,161
Total noninterest expense	49,503	83,803
Income before income taxes	$90,687	$76,430

(1)	Other interest income includes interest income from interest-bearing cash and cash equivalents and intersegment interest income.

(2)	Other interest expense represents intersegment interest expense.

First Quarter of 2014 compared to First Quarter of 2013
Banking and Wealth Management segment earnings increased by $14.3 million, or 19%, in the first quarter of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest expense partially offset by decreases in net interest income and noninterest income.
Net interest income decreased by $5.9 million, or 4%, in the first quarter of 2014 compared to the same period in 2013 due to a decrease in interest income of $16.5 million in the first quarter of 2014 partially offset by a decrease in interest expense of $10.6 million in the first quarter of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income in our Banking and Wealth Management segment decreased by $13.2 million, or 48%, in the first quarter of 2014 compared to the same period in 2013. This decrease is primarily due to an increase in our loans held for investment as a result of organic originations of our preferred ARM products. Given the intention to hold these loans in our portfolio, our mortgage banking segment receives revenue associated with the origination of the loan from our banking segment which is then eliminated. The decrease is also driven by certain non-recurring transactions that occurred in the first quarter of 2013 which included a $4.0 million gain associated with the recovery of previously experienced losses on loans and MSR acquired as well as elevated prepayment income associated with commercial loans serviced.
Noninterest expense decreased by $34.3 million, or 41%, in the first quarter of 2014 compared to the same period in 2013. The decrease in the first quarter of 2014 was primarily due to decreases in salaries, commissions and employee benefits, foreclosure and OREO expenses and other general and administrative expenses.
Salaries, commissions, and employee benefits decreased by $8.8 million, or 28%, in the first quarter of 2014 compared to the same period in 2013 due to certain restructuring activities including the alignment and integration of our commercial lending platforms and the sale of non-performing assets consummated in the fourth quarter of 2014.
Foreclosure and OREO expense decreased by $3.3 million, or 62%, in the first quarter of 2014 compared to the same period in 2013 primarily due to stabilizing property values and declining losses on OREO properties as a result.
Other general and administrative expense decreased by $20.4 million, or 60%, in the first quarter of 2014 compared to the same period in 2013. The decrease in the first quarter of 2014 was driven primarily by decreases in advertising expenses and FDIC insurance assessment, partially offset by an increase in corporate allocations. Advertising expenses decreased $5.0 million as a result of a decrease in marketing spend as we slowed deposit gathering initiatives to correspond with the repositioning of our balance sheet. FDIC insurance assessment decreased by $8.7 million in the first quarter 2014, compared to the same period in 2013, due to balance sheet repositioning in 2013, including the sale of certain investment securities and the sale of nonperforming assets, which impacts our ongoing FDIC assessment. The FDIC assessment expense was also impacted by a positive adjustment to our risk assessment in prior quarters, which resulted in a $5.4 million refund of our previously paid insurance assessments.
Mortgage Banking

Mortgage Banking		Table 9
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net interest income	$5,916	$13,014
Provision for loan and lease losses	2,191	1,998
Net interest income after provision for loan and lease losses	3,725	11,016
Noninterest income
Gain on sale of loans	30,544	73,980
Loan servicing fee income:
Loan servicing fee income	46,959	43,090
Amortization of MSR	(19,424)	(33,337)
Recovery (impairment) of MSR	4,941	12,555
Net loan servicing income	32,476	22,308
Other	6,869	9,081
Total noninterest income	69,889	105,369
Noninterest expense
Salaries, commissions and employee benefits expense	51,815	56,468
Equipment and occupancy expense	8,553	7,425
Legal and professional fees, excluding consent order expense	2,031	2,197
Foreclosure and OREO expense	6,680	1,742
Other credit-related expenses	(1,259)	1,658
Consent order expense	756	11,285
Other general and administrative	17,562	22,163
Total noninterest expense	86,138	102,938
Income (loss) before income taxes	$(12,524)	$13,447

First Quarter of 2014 compared to First Quarter of 2013
Mortgage Banking segment earnings decreased by $26.0 million in the first quarter of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest income partially offset by a decrease in noninterest expense.
Noninterest income decreased by $35.5 million, or 34%, in the first quarter of 2014 compared to the same period in 2013. The decrease was driven by a decrease in gain on sale of loans of $43.4 million partially offset by an increase in net loan servicing income of $10.2 million in the first quarter of 2014 compared to the same period in 2013.
Gain on sale of loans decreased by $43.4 million in the first quarter of 2014 compared to the same period in 2013 primarily due to lower mortgage lending volume. Mortgage lending volume decreased by $1.2 billion, or 41%, to $1.7 billion in the first quarter of 2014 compared to the same period in 2013. The decrease in mortgage lending volume and the increased pricing competition is consistent with the overall mortgage origination market. The overall refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen. Our refinance volume was $909 million in the first quarter of 2014 compared to $2.3 billion in the first quarter of 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. Of the $1.7 billion originated in the first quarter of 2014, $791 million was from purchase money business compared to $559 million in the first quarter of 2013. In addition, we continue to focus on organic growth of our balance sheet and originated $808 million of our preferred ARM loans in the first quarter of 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also increases our interest earning asset base.
Net loan servicing income increased by $10.2 million in the first quarter of 2014 compared to the same period in 2013 primarily due to a decrease in amortization expense partially offset by a reduction in the recovery of our valuation allowance. The reduction of amortization expense of $13.9 million was driven primarily by slower actual prepayment speeds as a result of increases in mortgage interest rates. Recovery of our valuation allowance on our MSR decreased by $7.6 million in the first quarter of 2014. We recognized a $12.6 million recovery during the first quarter of 2013 compared to a recovery of $4.9 million in the first quarter of 2014. The recoveries were also a result of slower expected prepayment speeds due to increases in mortgage interest rates.
Additionally, loan servicing fees increased by $3.9 million, or 9%, in the first quarter of 2014 compared to the same period in 2013. The increase in loan servicing fees is due to an increase in the UPB of loans serviced as a result of the residential MSR portfolio acquisition in the second quarter of 2013.
Noninterest expense decreased by $16.8 million, or 16%, in the first quarter of 2014 compared to the same period in 2013 primarily due to decreases in salaries, commissions, and employee benefits, consent order expenses and other general and administrative costs.
Salaries, commissions, and employee benefits decreased $4.7 million, or 8%, in the first quarter of 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in headcount of 5% at March 31, 2014 compared to the same period in 2013 in addition to decreases in mortgage lending volumes which decreased commissions in the first quarter of 2014.
Consent order expenses decreased by $10.5 million in the first quarter of 2014, compared to the same period in 2013, as a result of the settlement of our consent order in 2013, which required significant third party costs in the first quarter of 2013.
Foreclosure, OREO and other credit related expenses increased by $2.0 million in the first quarter of 2014, compared to the same period in 2013, due to a $2.9 million increase in our reserves related to potential nonrecoverable advances associated with the transfer of MSR to GTS. This was partially offset by a reduction of expenses associated with our repurchase reserves. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.
Other general and administrative expenses decreased by $4.6 million, or 21%, in the first quarter of 2014 compared to the same period in 2013. This was due primarily to decreases in MBS interest losses as a result of declining prepayments, advertising expenses and direct corporate allocations due to reductions in headcount.
Corporate Services

Corporate Services		Table 10
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net interest income	$(1,584)	$(1,571)
Noninterest income	137	159
Noninterest expense
Salaries, commissions and employee benefits	23,839	23,208
Equipment and occupancy	6,506	6,257
Other general and administrative	10,619	16,891
Intersegment allocations	(15,393)	(21,281)
Total noninterest expense	25,571	25,075
Loss before income taxes	$(27,018)	$(26,487)
First Quarter of 2014 compared to First Quarter of 2013
Corporate Services segment loss increased by $0.5 million, or 2%, in the first quarter of 2014 compared to the same period in 2013. Noninterest expense increased by $0.5 million, or 2%, in the first quarter of 2014 compared to the same period in 2013.
Other general and administrative costs decreased by $6.3 million, or 37%, in the first quarter of 2014, compared to the same period in 2013, primarily due to a decrease in advertising expenses of $4.8 million, but offset by a decrease in corporate allocations of $5.9 million in the first quarter of 2014, compared to the same period in 2013, also related to advertising expenses.
Salaries, commissions and employee benefits increased by $0.6 million, or 3%, due to an increase in headcount of 1% as of March 31, 2014 compared to the same period in 2013. The increase was due to continued business development and the need for additional support services due to increased governance and regulatory requirements.
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
The following tables show the amortized cost and fair value of investment securities as of March 31, 2014 and December 31, 2013:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2014
Available for sale:
Residential CMO securities - nonagency	$1,101,296	$13,445	$3,264	$1,111,477	$1,111,477
Asset-backed securities (ABS)	3,260	—	640	2,620	2,620
Other	2,924	1,625	—	4,549	4,549
Total available for sale securities	1,107,480	15,070	3,904	1,118,646	1,118,646
Held to maturity:
Residential CMO securities - agency	38,289	1,116	2	39,403	38,289
Residential MBS - agency	78,695	856	1,044	78,507	78,695
Total held to maturity securities	116,984	1,972	1,046	117,910	116,984
Total investment securities	$1,224,464	$17,042	$4,950	$1,236,556	$1,235,630

December 31, 2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	1,104,370	15,590	4,333	1,115,627	1,115,627
Held to maturity:
Residential CMO securities - agency	41,347	1,408	5	42,750	41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	107,312	2,162	1,553	107,921	107,312
Total investment securities	$1,211,682	$17,752	$5,886	$1,223,548	$1,222,939
Residential — Nonagency
At March 31, 2014, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.1 billion, or 90%, of our investment securities portfolio. Our residential nonagency CMO securities remained consistent totaling $1.1 billion at March 31, 2014 and December 31, 2013 as purchases of additional securities offset reductions created by principal payments received, the amortization of premiums and discounts and changes in the fair value of the portfolio driven by macroeconomic factors.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $750.4 million, or 68%, of our residential nonagency CMO investment securities at March 31, 2014.

We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At March 31, 2014, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 730, a weighted average amortized loan-to-value ratio, or LTV, of 62%, and was seasoned an average of 112 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Residential — Agency
At March 31, 2014, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $38.3 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $78.9 million, or 6%, of our investment securities portfolio. The residential agency CMO and MBS available for sale securities are included in Other in the table above. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $3.1 million, or 7%, to $38.3 million at March 31, 2014 from $41.4 million at December 31, 2013 due to principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $12.7 million, or 19%, to $78.9 million at March 31, 2014, from $66.2 million at December 31, 2013 primarily due to purchases of additional securities partially offset by principal payments received and the amortization of premiums and discounts.
Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at March 31, 2014 and December 31, 2013:

Loans Held for Sale		Table 12A
(dollars in thousands)	March 31, 2014	December 31, 2013
Mortgage warehouse (carried at fair value)	$488,976	$613,459
Other residential (carried at fair value)	63,705	58,912
Total loans held for sale carried at fair value	552,681	672,371
Government insured pool buyouts	26,570	53,823
Other residential	7,699	8,939
Commercial and commercial real estate	9,779	56,249
Total loans held for sale carried at lower of cost or market	44,048	119,011
Total loans held for sale	$596,729	$791,382
Mortgage Warehouse
At March 31, 2014, our fair value, agency mortgage warehouse loans accounted for at fair value totaled $489.0 million, or 82%, of our total loans held for sale portfolio. Our mortgage warehouse loans are comprised of agency deliverable products that we typically sell within three months subsequent to origination. We hedge our mortgage warehouse portfolio with forward sales commitments designed to protect against potential changes in fair value. Given the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans accounted for at fair value decreased by $124.5 million, or 20%, from December 31, 2013 due to a decrease in the amount of agency deliverable loans originated in the quarter compared to the fourth quarter of 2013.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	March 31, 2014	December 31, 2013
30 days or less	$352,821	$378,736
31- 90 days	113,124	199,743
Greater than 90 days	23,031	34,980
	$488,976	$613,459
Subsequent to March 31, 2014, we sold $8.9 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $480.1 million of warehouse loans were made up of conforming or government product and were current at March 31, 2014.
Other Residential Loans Carried at Fair value
At March 31, 2014, our other residential loans carried at fair value totaled $63.7 million, or 11%, of our total loans held for sale portfolio. The Company has elected the fair value option of accounting under U.S. GAAP for certain longer duration residential jumbo mortgage loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. During the three months ended March 31, 2014, we sold $54.6 million of other residential loans carried at fair value.
Government Insured
At March 31, 2014, our government insured pool buyout loans totaled $26.6 million, or 4%, of our total loans held for sale portfolio. During the three months ended March 31, 2014, we transferred $137.5 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At March 31, 2014, there were $22.8 million in GNMA securities that were transferred and included in the loans held for sale balance above for which we retained effective control of the assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM totaled $7.7 million, or 1%, of our total loans held for sale portfolio. Other residential loans carried at LOCOM consist of mortgage loans originated or acquired by the Company with the intent to modify and redeliver these loans into the secondary market.
Commercial and Commercial Real Estate
At March 31, 2014, our commercial and commercial real estate loans totaled $9.8 million, or 2%, of our total loans held for sale portfolio. Commercial and commercial real estate loans represent revolving credit facilities to other specialty finance companies, where the Company is lead agent. As lead agent the Company holds a portion of each facility within its commercial loans held for investment portfolio with the remaining portion being held with the intent to sell. During the three months ended March 31, 2014, we sold $38.8 million of our commercial and commercial real estate loans.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at March 31, 2014 and at December 31, 2013:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	March 31, 2014	December 31, 2013
Residential mortgages:
Residential	$5,688,053	$5,153,106
Government insured pool buyouts	1,911,773	1,891,637
Commercial and commercial real estate	4,819,020	4,812,970
Lease financing receivables	1,292,750	1,237,941
Home equity lines	147,086	151,916
Consumer and credit card	5,427	5,154
Total loans and leases, net of discounts	13,864,109	13,252,724
Allowance for loan and lease losses	(62,969)	(63,690)
Total loans and leases, net	$13,801,140	$13,189,034
The balances presented above include:
Net purchase loan and lease discounts	$79,905	$102,416
Net deferred loan and lease origination costs	64,688	54,107
Residential Mortgage Loans
At March 31, 2014, our residential mortgage loans totaled $5.7 billion, or 41%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $534.9 million, or 10%, to $5.7 billion at March 31, 2014 from $5.2 billion at December 31, 2013. The increase was due primarily to retained originations of $732.7 million partially offset by paydowns and payoffs of existing loans. The retention of these residential mortgages is the result of a change in strategy made during 2013 to retain originated preferred jumbo ARM residential mortgages due to changing economic conditions and our capacity and desire to hold these loans on the balance sheet.
Government Insured Buyouts
At March 31, 2014, our government insured buyout loan portfolio totaled $1.9 billion, or 14%, of our total loans held for investment portfolio. Government insured pool buyouts increased by $20.1 million, or 1%, from $1.9 billion at December 31, 2013. The increase was primarily the result of mortgage pool buyout purchases of $274.8 million, partially offset by $109.6 million of loans transferred from loans held for investment to loans held for sale, and $120.1 million of delinquent loans reaching foreclosure, with the remaining decline the product of paydowns and payoffs of existing loans. We continue to acquire government insured pool buyouts for our portfolio. However, the pace of our acquisition activity through the three months ended March 31, 2014 has been substantially offset by subsequent securitizations through GNMA as well as transfers to claims receivable from the FHA or VA.
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
Commercial and Commercial Real Estate Loans
At March 31, 2014, our commercial and commercial real estate loans, which include owner-occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $4.8 billion, or 35%, of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans remained largely unchanged representing $4.8 billion at both March 31, 2014 and December 31, 2013. This consistency was due to origination activity of $158.0 million and increases in utilization by existing customers on lines of credit of $52.6 million partially offset by paydowns of $172.2 million and loans sold totaling $29.9 million. The increase in utilization by existing customers was driven largely by growth within our lender finance business, which provides revolving and term credit facilities secured by equipment and receivables primarily to specialty finance companies on a national basis.
Lease Financing Receivables
Lease financing receivables increased by $54.8 million, or 4%, to $1.3 billion, or 9%, of our total held for investment loan and lease portfolio at March 31, 2014 from $1.2 billion at December 31, 2013. The increase was the result of lease originations of $169.0 million, earned income of $18.7 million partially offset by paydowns of existing leases of $125.9 million, amortization of deferred origination costs of $3.5 million, charge-offs of $1.2 million, and lease expirations and disposals. Our leases generally consist of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial and information technology equipment to small and mid-size lessees and borrowers. Of our total held for investment lease financing receivables portfolio, $487.3 million or 38% is held within the healthcare portfolio, $343.4 million or 27% is held within the office products portfolio and $154.9 million or 12% is held within the information technology portfolio. All of our lease financing receivables were either purchased as a part of the Tygris acquisition or originated out of the operations of Tygris, which was re-branded as ECF.
Home Equity Lines
At March 31, 2014, our home equity lines totaled $147.1 million, or 1%, of our total held for investment loan and lease portfolio, a decrease of $4.8 million, or 3%, from $151.9 million at December 31, 2013, due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At March 31, 2014, consumer and credit card loans, in the aggregate, totaled $5.4 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three months ended March 31, 2014 and 2013:

Change in Mortgage Servicing Rights		Table 14
	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	11,552	23,501
Sale of servicing rights	(55,547)	—
Amortization	(20,572)	(35,078)
Decrease (increase) in valuation allowance	4,941	12,555
Other	(561)	(1,196)
Balance, end of period	$446,493	$375,641
Valuation allowance:
Balance, beginning of period	$8,012	$102,963
Recoveries	(4,941)	(12,555)
Balance, end of period	$3,071	$90,408
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights decreased by $11.9 million, or 51%, in the first quarter of 2014 compared to the same period in 2013. The decrease was primarily due to lower mortgage lending volume of $1.2 billion for the three months ended March 31, 2014 compared to the same period in 2013. Volumes have decreased as a result of the overall refinance activity in the market continuing to decline as the incentive for refinance activity has fallen as interest rates have risen.

Sale of servicing rights increased by $55.5 million for the three months ended March 31, 2014 compared to the same period in 2013 due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014. These servicing rights are expected to transfer in May 2014 and therefore are excluded from our MSR portfolio at March 31, 2014 as we are subservicing these assets until the transfer date. Also, an additional $1.9 billion in UPB of servicing rights is expected to be sold to GTS during the second quarter of 2014.
Amortization expense decreased by $14.5 million, or 41%, during the three months ended March 31, 2014 compared to the same period in 2013. The decrease in amortization expense was due to lower refinancing activity resulting in lower prepayment speeds compared to the same period in 2013. Annualized amortization rates as of March 31, 2014 and 2013 approximated 15.9% and 29.1%, respectively.
A decrease in actual prepayment speeds as compared to previously expected speeds was the primary driver for the recovery of the MSR valuation allowance during the three months ended March 31, 2014 compared to the same period in 2013. At March 31, 2014, we estimate that approximately 24.7% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 12.2% at March 31, 2014.
Other Assets
The following table sets forth other assets by category as of March 31, 2014 and December 31, 2013:

Other Assets		Table 15
(dollars in thousands)	March 31, 2014	December 31, 2013
Servicing advances, net of allowance of $10,412 and $9,642, respectively	$216,773	$225,436
Foreclosure claims receivable, net of allowance of $14,732 and $14,398, respectively	211,527	208,226
Accrued interest receivable	66,752	66,782
Corporate advances, net of allowance of $5,563 and $6,168, respectively	66,371	64,702
Income taxes receivable, net	62,307	71,372
Goodwill	46,859	46,859
Other real estate owned (OREO), net of allowance of $6,349 and $5,958, respectively	29,333	29,034
Fair value of derivatives, net	24,423	28,170
Prepaid assets	14,422	12,270
Margin receivable, net	13,820	6,370
Intangible assets, net	5,286	5,813
Other	43,372	49,840
	$801,245	$814,874
Other assets decreased by $13.6 million, or 2%, to $801.2 million at March 31, 2014 from $814.9 million at December 31, 2013. The decrease was driven primarily by decreases in servicing advances, income taxes receivable and the other assets category, which were partially offset by an increase in margin receivable.
Servicing advances decreased $8.7 million, or 4%, from December 31, 2013 to March 31, 2014. The decrease was primarily attributable to the timing and seasonality of escrow advance payments.
Income taxes receivable decreased by $9.1 million, or 13%, from December 31, 2013 to March 31, 2014. The decrease was primarily due to lower federal income taxes receivable related to an increase in current income tax expense for the quarter.
Margin receivable increased by $7.5 million, or 117%, during the three months ended March 31, 2014, compared to December 31, 2013. The increase was primarily attributable to an increase in collateral posted for certain derivative trading activity related to hedging of our pipeline that is not subject to a master netting arrangement. The fair value of our forward sales commitments declined from December 31, 2013 and as a result we were required to pledge more collateral. See Note 11 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Other assets category decreased by $6.5 million, or 13%, from December 31, 2013 to March 31, 2014, which was primarily due to the timing of payments received as well as a decrease in accrued interest receivable on CMOs in the first quarter of 2014.
Other assets will be impacted as a result of our default servicing platform transferring to GTS in May 2014.
Deferred Tax Asset
Our net deferred tax asset decreased by $9.2 million to $42.1 million at March 31, 2014, from $51.4 million at December 31, 2013, primarily due to changes in other comprehensive income related to interest rate swaps and the recovery of MSR impairment during the period.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased by $1.0 million to a loss of $53.6 million at March 31, 2014, from a loss of $52.6 million at December 31, 2013, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps partially offset by the reclassifications of unrealized losses during the period into income.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at March 31, 2014 and December 31, 2013:

Carrying Value of ACI Loans			Table 16
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
March 31, 2014
UPB or contractual net investment	$793,839	$313,712	$1,107,551
Plus: contractual interest due or unearned income	297,082	114,581	411,663
Contractual cash flows due	1,090,921	428,293	1,519,214
Less: nonaccretable difference	224,182	37,812	261,994
Less: Allowance for loan losses	4,638	10,659	15,297
Expected cash flows	862,101	379,822	1,241,923
Less: accretable yield	104,268	72,016	176,284
Carrying value	$757,833	$307,806	$1,065,639
Carrying value as a percentage of UPB or contractual net investment	95%	98%	96%
December 31, 2013
UPB or contractual net investment	$696,222	$339,179	$1,035,401
Plus: contractual interest due or unearned income	578,945	101,297	680,242
Contractual cash flows due	1,275,167	440,476	1,715,643
Less: nonaccretable difference	522,589	39,208	561,797
Less: Allowance for loan losses	4,925	9,834	14,759
Expected cash flows	747,653	391,434	1,139,087
Less: accretable yield	101,183	59,663	160,846
Carrying value	$646,470	$331,771	$978,241
Carrying value as a percentage of UPB or contractual net investment	93%	98%	94%
In our residential ACI portfolio, no significant impairment was recognized for the three months ended March 31, 2014. Within this portfolio, we also reclassified $2.1 million from nonaccretable difference to accretable yield due to increases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, no significant impairment was recognized for the three months ended March 31, 2014, Within this portfolio, we reclassified $17.9 million from nonaccretable difference to accretable yield due to increases in cash flow expectations.
Problem Loans and Leases
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due as defined by the OCC, with the exception of government insured loans and ACI loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and both the accrual of interest income and the amortization of unamortized deferred fees, costs, discounts and premiums are suspended. Concurrent with the placing of a loan on nonaccrual status, an assessment must be performed, considering both the creditworthiness of the borrower and the value of any collateral underlying the loan, to determine whether doubt exists about the collectability of the recorded investment in the loan. If collectability of the recorded investment in the loan is in doubt, any payments received subsequent to placing the loan on nonaccrual status are applied using the cost recovery method reducing the recorded investment to the extent necessary to eliminate such doubt. Once it can be determined that no doubt exists regarding the collectability of the recorded investment in the loan, subsequent interest payments may be recorded as interest income on a cash basis.
For purposes of disclosure in the table below, we exclude government insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans from non-performing status because we expect to fully collect their new carrying value which reflects significant purchase discounts. If we are unable to reasonably estimate future cash flows, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

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

Non-Performing Assets (1)		Table 17
(dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans and leases:
Residential mortgages	$47,835	$59,526
Commercial and commercial real estate	23,884	18,569
Lease financing receivables	5,446	4,527
Home equity lines	3,462	3,270
Consumer and credit card	33	18
Total nonaccrual loans and leases	80,660	85,910
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	80,660	85,910
Other real estate owned	29,333	29,034
Total non-performing assets	109,993	114,944
Troubled debt restructurings less than 90 days past due	73,455	76,913
Total NPA and TDR (1)	$183,448	$191,857
Total NPA and TDR	$183,448	$191,857
Government insured 90 days or more past due still accruing	1,021,276	1,039,541
Loans and leases accounted for under ASC 310-30:
90 days or more past due	9,915	10,083
Total regulatory NPA and TDR	$1,214,639	$1,241,481

Adjusted credit quality ratios: (1)
NPL to total loans	0.56%	0.61%
NPA to total assets	0.62%	0.65%
NPA and TDR to total assets	1.04%	1.09%
Credit quality ratios including government insured loans and loans and leases accounted for under ASC 310-30 :
NPL to total loans	7.72%	8.12%
NPA to total assets	6.47%	6.60%
NPA and TDR to total assets	6.89%	7.04%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $8.4 million, or 4%, to $183.4 million at March 31, 2014 from $191.9 million at December 31, 2013. This decrease was primarily attributable to a $5.3 million decrease in nonaccrual loans and leases and a $3.5 million decrease in TDRs less than 90 days past due. The decrease in nonaccrual loans was primarily attributable to a decrease in residential nonaccrual loans of $11.7 million, or 20%, which resulted from re-performing loans and transfers to REO of $17.0 million partially offset by new nonaccrual residential loans of $5.0 million. All other nonaccrual loan categories experienced increases over the same time period.
Total regulatory NPA and TDR decreased by $26.8 million, or 2%, to $1.2 billion at March 31, 2014 from $1.2 billion at December 31, 2013. This decrease was primarily attributable to a $18.3 million decrease in government insured 90 days or more past due still accruing, a $5.3 million decrease in nonaccrual loans and leases and a $3.5 million decrease in TDRs less than 90 days past due.
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

In addition to the problem loans described above, as of March 31, 2014, we had special mention loans and leases totaling $42.3 million, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subject to potential future rating downgrades. Special mention loans and leases decreased by $3.7 million, or 8%, to $42.3 million at March 31, 2014, from $46.0 million at December 31, 2013. Loans and leases rated as special mention totaled $42.3 million, or 0.3%, of the total loan portfolio at March 31, 2014, including $7.2 million acquired from Bank of Florida and $22.5 million acquired in the BPL acquisition.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 18
	March 31, 2014			December 31, 2013
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$20,763	$4,638	$25,401	$21,572	$4,925	$26,497
Commercial and commercial real estate	19,608	10,659	30,267	20,153	9,834	29,987
Lease financing receivables	4,312	—	4,312	4,273	—	4,273
Home equity lines	2,920	—	2,920	2,812	—	2,812
Consumer and credit card	69	—	69	121	—	121
Total ALLL	$47,672	$15,297	$62,969	$48,931	$14,759	$63,690
ALLL as a percentage of loans and leases held for investment	0.37%	1.42%	0.45%	0.40%	1.49%	0.48%

Residential mortgages	$6,837,355	$762,471	$7,599,826	$6,393,348	$651,395	$7,044,743
Commercial and commercial real estate	4,500,555	318,465	4,819,020	4,471,365	341,605	4,812,970
Lease financing receivables	1,292,750	—	1,292,750	1,237,941	—	1,237,941
Home equity lines	147,086	—	147,086	151,916	—	151,916
Consumer and credit card	5,427	—	5,427	5,154	—	5,154
Total loans and leases held for investment	$12,783,173	$1,080,936	$13,864,109	$12,259,724	$993,000	$13,252,724
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $523.4 million, or 4%, to $12.8 billion at March 31, 2014 from $12.3 billion at December 31, 2013. The increase is primarily attributable to new originations and strategic acquisitions of residential mortgages.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $444.0 million, or 7%, to $6.8 billion at March 31, 2014, from $6.4 billion at December 31, 2013. The ALLL for residential mortgages, excluding ACI loans, decreased by $0.8 million, or 4%, to $20.8 million at March 31, 2014, from $21.6 million at December 31, 2013 as a result of the continued performance of our high credit quality residential first portfolio. Charge-off activity for residential mortgages decreased by 38% to $3.2 million for the three months ended March 31, 2014 from $5.1 million for the three months ended March 31, 2013. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $29.2 million, or 1%, to $4.5 billion at March 31, 2014, from $4.5 billion at December 31, 2013. The increase is due to the organic growth in our commercial and commercial real estate portfolio during the three months ended March 31, 2014.
The ALLL for commercial and commercial real estate, excluding ACI loans, decreased by 3%, to $19.6 million at March 31, 2014, from $20.2 million at December 31, 2013. The reserve on loans collectively evaluated for impairment decreased by 6% to $18.7 million at March 31, 2014 from $19.9 million at December 31, 2013. The reserves on commercial and commercial real estate loans individually evaluated for impairment increased to $0.9 million at March 31, 2014, from $0.2 million at December 31, 2013. The outstanding balance of loans individually evaluated for impairment increased by 32% from December 31, 2013 to March 31, 2014.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.44% as of March 31, 2014 compared with 0.45% at December 31, 2013. The decreased coverage ratio is due to improvement in the credit quality of our loans and lower delinquencies on our collectively evaluated for impairment loans. Newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At March 31, 2014, three segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 13, 8, and 5 quarters as compared with loss periods of 12, 8 and 4 quarters at December 31, 2013. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate decreased to almost zero for the three months ended March 31, 2014, from $1.4 million for the three months ended March 31, 2013 due to improved portfolio performance following the disposition of nonperforming commercial and commercial real estate loans during the fourth quarter of 2013. Loan delinquency is one of the leading indicators of credit quality. As of March 31, 2014, almost none of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due as compared to 0.1% as of December 31, 2013.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three months ended March 31, 2014 and 2013:

Allowance for Loan and Lease Losses Activity		Table 19
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
ALLL, beginning of period	$63,690	$82,102
Charge-offs:
Residential mortgages	3,165	5,069
Commercial and commercial real estate	5	1,447
Lease financing receivables	1,189	708
Home equity lines	316	489
Consumer and credit card	15	20
Total charge-offs	4,690	7,733
Recoveries:
Residential mortgages	566	111
Commercial and commercial real estate	1	443
Lease financing receivables	190	79
Home equity lines	141	129
Consumer and credit card	—	17
Total recoveries	898	779
Net charge-offs	3,792	6,954
Provision for loan and lease losses	3,071	1,919
ALLL, end of period	$62,969	$77,067
Net charge-offs to average loans held for investment	0.12%	0.23%
Net charge-offs for the three months ended March 31, 2014 totaled $3.8 million, down $3.2 million, or 45%, over the three months ended March 31, 2013. The decrease in net charge-offs is primarily a result of stabilizing property values within the residential and commercial real estate portfolios as well as overall increased originations in the portfolio of higher credit quality due to tightened underwriting standards that were implemented following the credit crisis.
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
Upon receipt of a repurchase demand from an investor, we review the requests and re-underwrite the loan. We also verify any third-party information included as support for the repurchase demand. In certain cases, we may request the investor to provide additional information to assist us in our determination whether to repurchase the loan.
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

Of the three courses of action described above, a loan repurchase is the only remedy where we will place the loan asset that is the subject of the repurchase demand, assuming we cannot cure the breach and redeliver the loan into the secondary market, on our balance sheet. In the case of indemnification, the investor still owns the loan asset and we indemnify the investor for losses incurred resulting from our breach of a representation or warranty. In the case of a make-whole payment, the investor or subsequent purchaser of a loan asset has liquidated the loan and there is no loan asset for us to repurchase.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to early prepayment default protection was $54.2 million at March 31, 2014.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal.
As of March 31, 2014, we had 377 active repurchase requests. We have summarized the activity for the three months ended March 31, 2014 and 2013 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity	Table 20
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Agency	44	50
Agency Aggregators / Non-GSE (1)	62	66
Repurchase requests received	106	116
Agency	37	24
Agency Aggregators / Non-GSE (1)	20	56
Requests successfully defended	57	80
Agency	4	8
Agency Aggregators / Non-GSE (1)	6	27
Loans repurchased, indemnified or made whole	10	35
Agency	$226	$727
Agency Aggregators / Non-GSE (1)	—	2,337
Net realized losses on loan repurchases	$226	$3,064
Years of origination of loans repurchased	2006-2012	2004-2012

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 21
Losses to date	2004-2005	2006-2009	2010-2014	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$29,516,233	$59,848,223
Request rate(1)	0.41%	1.89%	0.26%	0.83%
Requests received	212	1,671	340	2,223

Pending requests	29	304	40	373
Resolved requests	183	1,367	300	1,850
Repurchase rate	39%	40%	20%	37%

Loans repurchased	72	546	61	679
Average loan size	$222	$215	$227	$222
Loss severity	12%	46%	9%	38%

Losses realized	$1,936	$54,414	$1,236	$57,586
Losses realized (bps)	1.7	28.6	0.4	9.6

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
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
Along with the contingent obligation associated with representations and warranties noted above, the Company also has a noncontingent obligation to stand ready to perform over the term of the representations and warranties. A liability is established when the obligation is both probable and reasonably estimable and is recognized as a reduction on net gain on loan sales and securitizations. When calculating the reserve associated with this noncontingent obligation, we estimate the probable losses inherent in the population of all loans sold based on trends in repurchase requests and actual loss severities experienced.
Recently the Federal Housing Finance Agency (FHFA) announced that a new representations and warranties framework was to be implemented in order to provide lenders a higher degree of certainty and clarity around repurchase exposure, as well as, consistency around repurchase timelines and remedies. For conventional loans that are acquired by FNMA or FHLMC on a flow basis on or after January 1, 2013, the lender will be relieved of its obligation to remedy mortgage loans that are in breach of certain underwriting and eligibility representations and warranties if the borrower meets one of two payment history requirements and the other eligibility criteria described herein. To be eligible for the new representation and warranty framework, a mortgage loan must meet the following requirements: (A) the mortgage loan must have a January 1, 2013 or later acquisition date (whole loan purchases or mortgage loans delivered into MBS) and (B) the mortgage loan must meet one of the following payment history requirements: (1) the borrower was not 30 days delinquent during the 36 months following the acquisition date or (2) the borrower (i) had no more than two 30-day delinquencies and no 60-day or greater delinquencies, during the 36 months following the acquisition date; and (ii) was current as of the 60th month following the acquisition date. Added emphasis will be paid going forward to performing post-purchase reviews in order to support the new framework and identify data discrepancies and other defects at purchase as opposed to at default. This change in approach will have an impact on the calculated reserves for the 2013 book year and forward.
The following is a rollforward of our reserves for repurchase losses for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013:

Reserves for Repurchase Obligations for Loans Sold or Securitized			Table 22
	Three Months Ended
(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance, beginning of period	$20,225	$19,086	$27,000
Provision for new sales/securitizations	429	635	1,266
Provision (release of provision) for changes in estimate of existing reserves	4,000	1,563	(336)
Net realized losses on repurchases	(226)	(1,059)	(3,064)
Balance, end of period	$24,428	$20,225	$24,866
The liability for repurchase losses was $24.4 million as of March 31, 2014, compared to $20.2 million and $24.9 million as of December 31, 2013 and March 31, 2013, respectively. The increase in the liability since December 31, 2013 is primarily due to the increased number of repurchase requests received during the current quarter from agency aggregators and non-GSEs and an increase in the reserve for active repurchase requests due to increased information and clarity into the repurchase loan pipeline including the probability of repurchase and underlying collateral values. The following table provides a breakout of the repurchase reserve into its major components for the three months ended March 31, 2014 and December 31, 2013.

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 23
	Three Months Ended
(dollars in thousands)	March 31, 2014	December 31, 2013
Reserve for active (pending) repurchase requests	$17,934	$12,440
Remaining repurchase reserve	6,494	7,785
Total repurchase reserve	$24,428	$20,225
As seen in the pending pipeline analysis below, the majority of active repurchase requests are for loans sold or securitized prior to 2010. We believe repurchase requests for these vintages will ease going forward as the FHFA announced in 2013, its goal for FNMA to complete its demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity by the end of 2013. We have seen an easing of repurchase requests related to most of our counterparties as a result of FNMA's progress.

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 24
(dollars in thousands)
	2002 - 2003	2004 - 2009	2010 - 2014	Total
Pending Pipeline at March 31, 2014
Active repurchase requests	4	333	40	377
UPB of active repurchase (pending) requests	$541	$80,803	$9,866	$91,210
Pending Pipeline at December 31, 2013
Active repurchase requests	5	301	34	340
UPB of active repurchase (pending) requests	$707	$73,005	$7,995	$81,707
We performed a sensitivity analysis on our remaining repurchase reserve by varying the foreclosure rate, repurchase rate, frequency and severity assumptions independently for each loan sale vintage year. The pending pipeline was held constant for the sensitivity analysis as this portion of the reserve is based on previously received repurchase requests from counterparties with a severity based on the actual repurchase request received from the counterparty. By increasing these assumptions by 10% and 20%, the reserve balance as of March 31, 2014 would have increased from $24.4 million to $26.3 million and $29.6 million which is an increase of 8% and 21% from the baseline. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
Loan Servicing
When we service residential mortgage loans where FNMA or FHLMC is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation or warranty, such GSE may look to the loan servicer for repurchase. If we are obligated to repurchase a loan from either FNMA or FHLMC, we seek indemnification from the counterparty that sold us the MSR if the counterparty is a third party, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at March 31, 2014. At March 31, 2014, we were actively servicing $1.2 billion of remaining UPB. During 2014, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013:

Reserves for Repurchase Obligations for Loans Serviced			Table 25
	Three Months Ended
(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance, beginning of period	$23,668	$22,733	$26,026
Provision (release of provision) for changes in estimate of existing reserves	(5,037)	3,580	(401)
Net realized losses on repurchases(1)	(7,835)	(2,645)	(2,026)
Balance, end of period	$10,796	$23,668	$23,599

(1)	We have restated realized losses and the provision for the quarter ended March 31, 2013 due to an overstatement in the amount of losses realized.
The liability for repurchase losses was $10.8 million as of March 31, 2014 compared to $23.7 million and $23.6 million as of December 31, 2013 and March 31, 2013, respectively. The decrease in the liability since December 31, 2013 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods, changes in estimates of existing reserves, and a decrease in the number of repurchase requests received. Net realized losses increased by $5.2 million for the three months ended March 31, 2014 compared to the three months ended December 31, 2013. Along with the increased losses, the Company received just 13 repurchase requests in the three months ended March 31, 2014 compared to 294 received during the three months ended December 31, 2013, while also settling 199 repurchase requests through make-whole payments, loan repurchases and rescinded requests during the three months ended March 31, 2014, compared to 142 settlements for the three months ended December 31, 2013.

Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 26
	Three Months Ended
(dollars in thousands)	March 31, 2014	December 31, 2013
Reserve for active (pending) repurchase requests	$5,660	$10,338
Remaining repurchase reserve	5,136	13,330
Total Repurchase Reserve	$10,796	$23,668

Pending Pipeline Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 27
	Three Months Ended
(dollars in thousands)	March 31, 2014	December 31, 2013
UPB of pending pipeline	$29,487	$57,988

Number of new repurchase requests received in quarter	13	294
Number of repurchase requests settled in quarter	199	142
Active repurchase requests at period end	175	361
The reduction in repurchase requests along with the increase in request settlements led to an overall reduction of $28.5 million of UPB within the pending pipeline. As can been seen in the analysis above, the reduction of UPB within the pending pipeline led to a decrease of $4.7 million in repurchase liability for active repurchase requests. The remaining repurchase reserve was reduced by the previously mentioned increase in net realized losses and the FHFAs announcement that FNMA was to complete its demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity, which led to a decrease of $8.2 million in the remaining repurchase liability.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of March 31, 2014 would have increased by 30% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of March 31, 2014 would have decreased by 42%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of March 31, 2014 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 28
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$13,982	$11,749	$10,796	$7,865	$6,214
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

Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 29
(dollars in thousands)	March 31, 2014	December 31, 2013
Noninterest-bearing demand	$1,054,796	$1,076,631
Interest-bearing demand	2,961,831	3,006,401
Market-based money market accounts	413,017	413,137
Savings and money market accounts, excluding market-based	5,023,585	5,110,992
Market-based time	583,740	597,858
Time, excluding market-based	3,251,442	3,056,321
Total deposits	$13,288,411	$13,261,340
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
Total deposits increased by $27.1 million to $13.3 billion at March 31, 2014 from $13.3 billion at December 31, 2013. During the first three months of 2014, noninterest-bearing demand deposits decreased by $21.8 million, to $1.1 billion, primarily due to a decrease in business accounts. Interest-bearing deposits increased by $48.9 million to $12.2 billion at March 31, 2014 from $12.2 billion at December 31, 2013. This increase in interest-bearing deposits was primarily due to growth in time deposits, partially offset by decreases in savings and money market accounts and interest-bearing demand accounts.
As a result of the May 2014 transfer of mortgage servicing rights to GTS discussed at Note 7 in our condensed consolidated financial statements, we may experience some decrease in noninterest-bearing demand deposits for the escrow balances related to these serviced mortgage loans.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings remained flat at $2.4 billion at March 31, 2014 and $2.4 billion at December 31, 2013.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three months ended March 31, 2014 and 2013, respectively.

FHLB Borrowings	Table 30
	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Fixed-rate advances:
Average daily balance	$1,958,449	$2,453,336
Weighted-average interest rate	1.90%	2.00%
Maximum month-end amount	$2,353,000	$2,489,700
Convertible advances:
Average daily balance	$—	$17,000
Weighted-average interest rate	—%	4.24%
Maximum month-end amount	$—	$17,000
Overnight advances:
Average daily balance	$—	$124,389
Weighted-average interest rate	—%	0.40%
Maximum month-end amount	$—	$200,500
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
We continued to maintain a strong liquidity position during the first quarter of 2014. Cash and cash equivalents were $0.5 billion, available for sale investment securities were $1.1 billion, and total deposits were $13.3 billion as of March 31, 2014.
As of March 31, 2014, we had a $5.2 billion line of credit with the FHLB, of which $2.5 billion was utilized. Based on asset size, the maximum potential line available with the FHLB was $6.2 billion at March 31, 2014, assuming eligible collateral to pledge. As of March 31, 2014, we pledged collateral with the FRB that provided $50.4 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At March 31, 2014, our capacity to obtain deposits under the Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM Program was $2.6 billion with a current deposit balance of $156.5 million. Although our capacity under the program was $2.6 billion at March 31, 2014, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum capacity for this type of deposit funding. As of March 31, 2014, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2014 Capital Actions
On April 25, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, payable on May 22, 2014, to stockholders of record as of May 12, 2014. Also on April 25, 2014, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on July 7, 2014, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of June 23, 2014.
On January 24, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.03 per common share, which was paid on February 22, 2014, to stockholders of record as of February 11, 2014. Also on January 24, 2014, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on April 7, 2014, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of March 21, 2014.
Capital Ratios
As a savings and loan holding company, we are not currently subject to specific statutory capital requirements. However, we are required to serve as a source of strength for EverBank and must have the ability to provide financial assistance if EverBank experiences financial distress.
As a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III, EverBank will be subject to increasingly stringent regulatory capital requirements.
At March 31, 2014, EverBank exceeded all currently effective regulatory capital requirements and is considered to be “well-capitalized” with a Tier 1 leverage ratio of 9.1% and a total risk-based capital ratio of 14.3%. Management believes, at March 31, 2014, that we and EverBank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at March 31, 2014 and December 31, 2013:

Regulatory Capital (bank level)		Table 31
(dollars in thousands)		March 31, 2014	December 31, 2013
Shareholders’ equity		$1,686,414	$1,662,164
Less:	Goodwill and other intangibles	(50,700)	(51,072)
	Disallowed servicing asset	(26,419)	(20,469)
	Disallowed deferred tax asset	(62,682)	(63,749)
Add:	Accumulated losses on securities and cash flow hedges	51,507	50,608
Tier 1 Capital		1,598,120	1,577,482
Add:	Allowance for loan and lease losses	62,969	63,690
Total regulatory capital		$1,661,089	$1,641,172

Adjusted total assets		$17,539,708	$17,554,236
Risk-weighted assets		11,597,320	11,467,411

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 32
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2014
Tier 1 capital to adjusted tangible assets	$1,598,120	9.1%	$701,588	4.0%	$876,985	5.0%
Total capital to risk-weighted assets	1,661,089	14.3	927,786	8.0	1,159,732	10.0
Tier 1 capital to risk-weighted assets	1,598,120	13.8	N/A	N/A	695,839	6.0
December 31, 2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of March 31, 2014 and December 31, 2013.

Interest Rate Sensitivity	Table 33
	March 31, 2014		December 31, 2013
(dollars in thousands)	Net Change in EVE	% Change of EVE	Net Change in EVE	% Change of EVE
Up 300 basis points	$(33,521)	(1.5)%	$(42,848)	(2.0)%
Up 200 basis points	29,089	1.3%	32,737	1.6%
Up 100 basis points	41,788	1.9%	52,188	2.5%
Down 100 basis points	(140,426)	(6.4)%	(145,849)	(7.0)%
The projected exposure of EVE to changes in interest rates at March 31, 2014 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the Rule to July 21, 2015. The Volcker Rule provides a significantly broader definition to proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk mitigating hedging, market-making activities. This will require the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the Rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $241.2 million at March 31, 2014, have been identified that may be required to be divested. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted issuances of debt. These derivatives include forward sales commitments (FSA), optional forward sales commitments (OFSA), forward interest rate swaps and interest rate swap futures.
We enter into these derivative contracts with major financial institutions or purchase them from active exchanges where applicable. Credit risk arises from the inability of these counterparties to meet the terms of the contracts. We minimize this risk through the execution of collateral arrangements, master netting arrangements, exposure limits and monitoring procedures.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County, later removed to federal court and now on appeal to the United States Court of Appeals for the Eighth Circuit; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois;  (5) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court,  later removed to the U.S. District Court for the District of Oregon and subsequently remanded back to the state court; (6) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to the United States District Court for the Eastern District of Pennsylvania; (7) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court, subsequently removed to the U.S. District Court, District of Minnesota and now on appeal to the United States Court of Appeals for the Eighth Circuit; and (8) Jackson County, Missouri v. MERSCORP, Inc., Mortgage Electronic Registrations Systems, Inc., et al., filed in April 2012 in the Circuit Court of Jackson County, Missouri and later removed to federal court where the court granted the defendants' motion to dismiss, and now stayed due to the bankruptcy filing of defendant GMAC.  In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Item 1A.   Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described below and in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. There have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.
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

EverBank Financial Corp

Date:	April 30, 2014	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 30, 2014	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith