Form 10-Q
period 2014-06-30
EverBank Financial Corp
filed 2014-07-30
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of July 25, 2014, there were 122,930,169 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$65,433	$46,175
Interest-bearing deposits in banks	104,563	801,603
Total cash and cash equivalents	169,996	847,778
Investment securities:
Available for sale, at fair value	1,029,667	1,115,627
Held to maturity (fair value of $120,965 and $107,921 as of June 30, 2014 and December 31, 2013, respectively)	118,614	107,312
Other investments	186,818	128,063
Total investment securities	1,335,099	1,351,002
Loans held for sale (includes $829,946 and $672,371 carried at fair value as of June 30, 2014 and December 31, 2013, respectively)	1,704,406	791,382
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	15,294,644	13,252,724
Allowance for loan and lease losses	(56,728)	(63,690)
Total loans and leases held for investment, net	15,237,916	13,189,034
Equipment under operating leases, net	18,460	28,126
Mortgage servicing rights (MSR), net	437,595	506,680
Deferred income taxes, net	54,351	51,375
Premises and equipment, net	54,844	60,733
Other assets	741,153	814,874
Total Assets	$19,753,820	$17,640,984
Liabilities
Deposits:
Noninterest-bearing	$1,055,556	$1,076,631
Interest-bearing	12,819,119	12,184,709
Total deposits	13,874,675	13,261,340
Other borrowings	3,797,000	2,377,000
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	298,947	277,881
Total Liabilities	18,074,372	16,019,971
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share;10,000,000 shares authorized; 6,000 issued and outstanding at June 30, 2014 and December 31, 2013)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 122,918,919 and 122,626,315 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	1,229	1,226
Additional paid-in capital	837,991	832,351
Retained earnings	744,164	690,051
Accumulated other comprehensive income (loss) (AOCI)	(53,936)	(52,615)
Total Shareholders’ Equity	1,679,448	1,621,013
Total Liabilities and Shareholders’ Equity	$19,753,820	$17,640,984

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans and leases	$170,325	$172,723	$328,795	$346,509
Interest and dividends on investment securities	9,818	14,813	19,649	31,063
Other interest income	110	317	272	615
Total Interest Income	180,253	187,853	348,716	378,187
Interest Expense
Deposits	23,442	26,567	46,049	53,390
Other borrowings	16,620	20,069	31,632	39,764
Total Interest Expense	40,062	46,636	77,681	93,154
Net Interest Income	140,191	141,217	271,035	285,033
Provision for Loan and Lease Losses	6,123	29	9,194	1,948
Net Interest Income after Provision for Loan and Lease Losses	134,068	141,188	261,841	283,085
Noninterest Income
Loan servicing fee income	40,417	47,192	87,034	89,355
Amortization of mortgage servicing rights	(19,026)	(35,945)	(39,598)	(71,023)
Recovery (impairment) of mortgage servicing rights	—	32,572	4,941	45,127
Net loan servicing income	21,391	43,819	52,377	63,459
Gain on sale of loans	47,703	75,837	81,554	158,148
Loan production revenue	5,347	10,063	9,926	19,552
Deposit fee income	4,533	4,290	7,868	10,215
Other lease income	3,806	6,471	8,711	12,882
Other	6,488	6,324	13,416	15,857
Total Noninterest Income	89,268	146,804	173,852	280,113
Noninterest Expense
Salaries, commissions and other employee benefits expense	95,259	118,457	192,953	228,936
Equipment expense	17,345	20,707	35,993	40,559
Occupancy expense	7,885	7,547	15,957	14,931
General and administrative expense	46,831	66,829	83,629	140,930
Total Noninterest Expense	167,320	213,540	328,532	425,356
Income before Provision for Income Taxes	56,016	74,452	107,161	137,842
Provision for Income Taxes	21,234	28,459	40,619	52,703
Net Income	$34,782	$45,993	$66,542	$85,139
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)	(5,062)	(5,062)
Net Income Allocated to Common Shareholders	$32,251	$43,462	$61,480	$80,077
Basic Earnings Per Common Share	$0.26	$0.36	$0.50	$0.66
Diluted Earnings Per Common Share	$0.26	$0.35	$0.49	$0.65
Dividends Declared Per Common Share	$0.03	$0.02	$0.06	$0.04
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$34,782	$45,993	$66,542	$85,139
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to noninterest income	(1,250)	—	(1,250)	—
Unrealized gains (losses) due to changes in fair value	(2,508)	(23,500)	(2,598)	(22,796)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	685	—	685	—
Tax effect	1,169	8,932	1,203	8,668
Change in unrealized gains (losses) on debt securities	(1,904)	(14,568)	(1,960)	(14,128)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(1,851)	17,383	(7,475)	21,766
Reclassification of net unrealized losses to interest expense	4,456	6,011	8,506	11,368
Tax effect	(990)	(8,891)	(392)	(12,611)
Change in interest rate swaps	1,615	14,503	639	20,523
Other Comprehensive Income (Loss)	(289)	(65)	(1,321)	6,395
Comprehensive Income (Loss)	$34,493	$45,928	$65,221	$91,534

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	66,542	—	66,542
Other comprehensive income (loss)	—	—	—	—	(1,321)	(1,321)
Issuance of common stock	—	3	1,263	—	—	1,266
Share-based grants (including income tax benefits)	—	—	4,377	—	—	4,377
Cash dividends on common stock	—	—	—	(7,367)	—	(7,367)
Cash dividends on preferred stock	—	—	—	(5,062)	—	(5,062)
Balance, June 30, 2014	$150,000	$1,229	$837,991	$744,164	$(53,936)	$1,679,448

Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	85,139	—	85,139
Other comprehensive income (loss)	—	—	—	—	6,395	6,395
Issuance of common stock	—	14	10,456	—	—	10,470
Share-based grants (including income tax benefits)	—	—	6,141	—	—	6,141
Cash dividends on common stock	—	—	—	(4,875)	—	(4,875)
Cash dividends on preferred stock	—	—	—	(5,063)	—	(5,063)
Balance, June 30, 2013	$150,000	$1,224	$827,682	$650,866	$(80,389)	$1,549,383

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$66,542	$85,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	17,235	19,303
Depreciation and amortization of tangible and intangible assets	16,736	20,121
Reclassification of net loss on settlement of interest rate swaps	8,506	11,368
Amortization and impairment of mortgage servicing rights, net of recoveries	34,657	25,896
Deferred income taxes (benefit)	(2,180)	27,120
Provision for loan and lease losses	9,194	1,948
Loss on other real estate owned (OREO)	1,164	2,855
Gain on sale of investments, net	(1,250)	—
Share-based compensation expense	3,444	3,147
Payments for settlement of forward interest rate swaps	(32,445)	(30,181)
Other operating activities	(2,013)	3
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(129,886)	(665,369)
Other assets	150,866	68,592
Accounts payable and accrued liabilities	78,841	(2,982)
Net cash provided by (used in) operating activities	219,411	(433,040)
Investing Activities:
Investment securities available for sale:
Purchases	(77,699)	(27,898)
Proceeds from sales	3,875	—
Proceeds from prepayments and maturities	158,968	265,572
Investment securities held to maturity:
Purchases	(19,456)	(19,260)
Proceeds from prepayments and maturities	7,837	46,691
Purchases of other investments	(249,527)	(57,050)
Proceeds from sales of other investments	190,773	72,997
Net change in loans and leases held for investment	(3,082,569)	(32,012)
Purchases of premises and equipment, including equipment under operating leases	(12,414)	(9,246)
Purchases of mortgage servicing assets	(1,180)	(41,377)
Proceeds related to sale or settlement of other real estate owned	17,341	19,620
Proceeds from insured foreclosure claims	102,377	198,878
Proceeds from sale of mortgage servicing rights	37,738	—
Other investing activities	16,163	3,546
Net cash provided by (used in) investing activities	(2,907,773)	420,461
Financing Activities:
Net increase (decrease) in nonmaturity deposits	(468,922)	826,916
Net increase (decrease) in time deposits	1,069,732	(269,741)
Net change in repurchase agreements	—	(142,322)
Net change in short-term Federal Home Loan Bank (FHLB) advances	1,295,000	(475,500)
Proceeds from long-term FHLB advances	200,000	225,000
Repayments of long-term FHLB advances, including early extinguishment	(75,000)	(112,158)
Proceeds from issuance of common stock	1,266	10,470
Other financing activities	(11,496)	(4,413)
Net cash provided by (used in) financing activities	2,010,580	58,252
Net change in cash and cash equivalents	(677,782)	45,673
Cash and cash equivalents at beginning of period	847,778	443,914
Cash and cash equivalents at end of period	$169,996	$489,587

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
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2014, which represents the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 amended for the change in reportable business segments described further in Note 16. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, and changes in cash flows have been made.
GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingencies in the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates by their nature are based on judgment and available information. Material estimates relate to the Company’s allowance for loan and lease losses, loans and leases acquired with evidence of credit deterioration, repurchase obligations, contingent liabilities, and the fair values of investment securities, loans held for sale, MSR and derivative instruments. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Six Months Ended June 30,
	2014	2013
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$185,417	$318,820
Loans transferred from held for sale to held for investment	38,785	745,262
Loans transferred from held for investment to held for sale	1,432,337	326,636
2.  Recent Accounting Pronouncements

Repurchase-to-Maturity Transactions — In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures, which changes the accounting for repurchase-to-maturity transactions. Repurchase-to-maturity transactions represent repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. Under ASU 2014-11, repurchase-to-maturity transactions will be accounted for as secured borrowings similar to other repurchase agreements. ASU 2014-11 also modifies the accounting for repurchase financings which represent the concurrent transfer of a financial asset and the execution of a repurchase agreement with the same counterparty. Under ASU 2014-11, the transfer and repurchase agreement are accounted for separately with the repurchase agreement accounted for as a secured borrowing. ASU 2014-11 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. Upon adoption, the accounting for all outstanding repurchase-to-maturity and repurchase financing transactions is to be adjusted through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the pending adoption of ASU 2014-11 and its impact on its consolidated financial statements.

Revenue from Contracts with Customers — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606), which supersedes the guidance in former ASC (Accounting Standards Codification) 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases and guarantees. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. To satisfy this objective, ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also implements enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods with early adoption prohibited. Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach which allows for the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.

Presentation of Residential Mortgage Loans Upon Foreclosure — In January 2014, the FASB issued ASU 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The additional disclosure requirements are effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with retrospective disclosure necessary for all comparative periods presented. The adoption of this standard will result in additional disclosures but is not expected to have any impact on the Company’s consolidated financial statements or results of operations.
3.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of June 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2014
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$1,019,143	$10,878	$2,669	$1,027,352	$1,027,352
Asset-backed securities (ABS)	2,140	—	430	1,710	1,710
Other	289	316	—	605	605
Total available for sale securities	$1,021,572	$11,194	$3,099	$1,029,667	$1,029,667
Held to maturity:
Residential CMO securities - agency	$35,651	$1,190	$1	$36,840	$35,651
Residential mortgage-backed securities (MBS) - agency	82,963	1,617	455	84,125	82,963
Total held to maturity securities	$118,614	$2,807	$456	$120,965	$118,614
December 31, 2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	$1,104,370	$15,590	$4,333	$1,115,627	$1,115,627
Held to maturity:
Residential CMO securities - agency	$41,347	$1,408	$5	$42,750	$41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	$107,312	$2,162	$1,553	$107,921	$107,312
At June 30, 2014 and December 31, 2013, investment securities with a carrying value of $177,643 and $181,836, respectively, were pledged to secure other borrowings, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the three and six months ended June 30, 2014 gross gains of $1,250 were realized on available for sale investments with no gross losses having been realized. For the three and six months ended June 30, 2013, there were no gross gains or gross losses realized on available for sale investments. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Debt securities:
Residential CMO securities - nonagency	$167,182	$2,224	$26,864	$445	$194,046	$2,669
Residential CMO securities - agency	—	—	183	1	183	1
Residential MBS - agency	4,071	103	22,399	352	26,470	455
Asset-backed securities	—	—	1,710	430	1,710	430
Total debt securities	$171,253	$2,327	$51,156	$1,228	$222,409	$3,555
December 31, 2013
Debt securities:
Residential CMO securities - nonagency	$169,829	$3,012	$10,932	$263	$180,761	$3,275
Residential CMO securities - agency	887	5	—	—	887	5
Residential MBS - agency	54,355	1,548	—	—	54,355	1,548
Asset-backed securities	—	—	3,086	1,058	3,086	1,058
Total debt securities	$225,071	$4,565	$14,018	$1,321	$239,089	$5,886
The Company had unrealized losses at June 30, 2014 and December 31, 2013 on residential CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At June 30, 2014, the Company had 39 debt securities in an unrealized loss position. A total of 23 were in an unrealized loss position for less than 12 months. These 23 securities consisted of 22 residential nonagency CMO securities and one residential agency MBS. The remaining 16 debt securities were in an unrealized loss position for 12 months or longer. These 16 securities consisted of six residential nonagency CMO securities, six residential agency MBS, three ABS, and one residential agency CMO security. Of the $3,555 in unrealized losses, $2,647 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2013, the Company had 36 debt securities in an unrealized loss position. A total of 29 were in an unrealized loss position for less than 12 months. These 29 securities consisted of 14 residential nonagency CMO securities, one residential agency CMO security and 14 residential agency MBS. The remaining seven debt securities were in an unrealized loss position for 12 months or longer. These seven securities consisted of three ABS and four nonagency residential CMO securities. Of the $5,886 in unrealized losses, $4,659 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
For the three and six months ended June 30, 2014, the Company recognized non-credit OTTI in earnings of $685 on available for sale residential nonagency CMO securities with no OTTI recognized on held to maturity securities. These OTTI losses represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution. As a result, management cannot assert at June 30, 2014 that the Company has the ability to hold these investments to recovery. There were no OTTI losses recognized on available for sale or held to maturity securities during the three and six months ended June 30, 2013.
During the three and six months ended June 30, 2014 and 2013, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income on available for sale securities	$7,972	$13,420	$16,777	$28,285
Interest income on held to maturity securities	855	658	1,636	1,282
Other interest and dividend income	991	735	1,236	1,496
	$9,818	$14,813	$19,649	$31,063
All investment interest income recognized by the Company during the three and six months ended June 30, 2014 and 2013 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of June 30, 2014 and December 31, 2013, consist of the following:

	June 30, 2014	December 31, 2013
Mortgage warehouse (carried at fair value)	$673,400	$613,459
Other residential (carried at fair value)	156,546	58,912
Total loans held for sale carried at fair value	829,946	672,371
Government insured pool buyouts	114,751	53,823
Other residential	759,709	8,939
Commercial and commercial real estate	—	56,249
Total loans held for sale carried at lower of cost or market	874,460	119,011
Total loans held for sale	$1,704,406	$791,382
The Company typically transfers originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming and non-conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. For non-conforming transactions, the Company either sells whole loans to qualified institutional buyers or the Company’s special purpose wholly-owned subsidiary, EverBank Funding, LLC, issues certificates that are offered and sold to qualified institutional buyers. Typically, the Company accounts for these transfers as sales and either retains or releases the right to service the loans. The Company has elected the fair value option of accounting under U.S. GAAP for certain residential mortgage loans originated within the mortgage warehouse. Electing to use the fair value option of accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
In addition, the Company also may be exposed to limited liability related to recourse agreements and repurchase agreements made to its issuers and purchasers, which are included in commitments and contingencies in Note 14. Commitments and contingencies include amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 14 for the maximum exposure to loss for material breach of contractual representations and warranties.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds received from agency securitizations	$1,024,948	$2,688,840	$2,212,022	$5,093,450

Proceeds received from nonsecuritizations sales - residential	524,874	335,426	601,261	677,308
Proceeds received from nonsecuritizations sales - commercial and commercial real estate	10,227	—	79,255	—
Proceeds received from nonsecuritizations sales	$535,101	$335,426	$680,516	$677,308

Repurchased loans from agency securitizations	$2,244	$1,079	2,545	2,171
Repurchased loans from nonagency sales	2,926	4,939	4,078	10,216
The Company periodically transfers conforming residential GNMA mortgages in exchange for mortgage-backed securities.  As of June 30, 2014 and December 31, 2013, the Company retained $112,976 and $50,534, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to our fair value option loans, and the offsetting hedging positions.

In connection with these transfers, the Company recorded servicing assets in the amount of $10,552 and $22,104 for the three and six months ended June 30, 2014. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR.
During the three and six months ended June 30, 2014, the Company transferred $12,434 and $38,785 in residential mortgage loans from loans held for sale to loans held for investment at lower of cost or market. During the three and six months ended June 30, 2013, the Company transferred $721,220 and $745,660 in residential mortgage loans held for sale to loans held for investment at lower of cost or market. These transfers occurred as the Company changed its intent to hold these loans for the foreseeable future. A majority of these loans were originated residential preferred jumbo adjustable rate mortgages (ARM) which were intended to be sold in the secondary market at the time of originations, but as a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company intends to hold these loans for the foreseeable future and has transferred these loans to the held for investment portfolio.
During the three and six months ended June 30, 2014, the Company transferred $1,291,105 and $1,432,337 of loans from held for investment to held for sale at lower of cost or market. Of transfers in the first six months of 2014, $343,542 relate to interest only loans sold during the period and $79,075 relate to troubled debt restructurings and non-performing loans sold during the period. These loans were selected for sale due to the increased Federal Deposit Insurance Corporation (FDIC) assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. The Company transferred $735,819 of longer duration preferred ARMs due to the decrease in balance sheet capacity as a result of third party loan purchases of $1,685,352 of shorter duration GNMA pool buyouts that were not previously forecasted. In addition, the Company transferred $242,256 of re-performing government insured loans that were eligible to be re-securitized. The Company also transferred $31,645 of commercial loans to help reduce its concentration in a certain segment of its commercial real estate portfolio. During the three and six months ended June 30, 2013, the Company transferred $224,652 and $326,636 of loans held for investment to held for sale at the lower of cost or market. The majority of these loans were government insured pool buyouts initially originated for the held for investment portfolio. These loans were transferred to held for sale as they re-performed and were eligible to be re-securitized into GNMA securities.
5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of June 30, 2014 and December 31, 2013 are comprised of the following:

	June 30, 2014	December 31, 2013
Residential mortgages	$8,402,391	$7,044,743
Commercial and commercial real estate	5,170,369	4,812,970
Equipment financing receivables	1,577,525	1,237,941
Home equity lines	138,886	151,916
Consumer and credit card	5,473	5,154
Total loans and leases held for investment, net of discounts	15,294,644	13,252,724
Allowance for loan and lease losses	(56,728)	(63,690)
Total loans and leases held for investment, net	$15,237,916	$13,189,034
As of June 30, 2014 and December 31, 2013, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	June 30, 2014	December 31, 2013
Net purchased loan and lease discounts	$53,134	$102,416
Net deferred loan and lease origination costs	69,849	54,107
During the six months ended June 30, 2014 the Company's significant purchases included acquisitions of credit impaired residential loans with a recorded investment of $1,724,252 and equipment financing receivables with a recorded investment of $86,042. Please see Note 4 for disclosure of our transfers and sales of financing receivables.
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the six months ended June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Contractual payments receivable for acquired loans and leases at acquisition	$2,967,742	$345,890
Expected cash flows for acquired loans and leases at acquisition	1,820,898	193,549
Basis in acquired loans and leases at acquisition	1,724,252	179,027
Information pertaining to the ACI portfolio as of June 30, 2014 and December 31, 2013 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
June 30, 2014
Carrying value, net of allowance	$2,140,425	$276,304	$2,416,729
Outstanding unpaid principal balance (UPB)	2,183,758	277,579	2,461,337
Allowance for loan and lease losses, beginning of period	4,925	9,834	14,759
Allowance for loan and lease losses, end of period	4,683	8,025	12,708
December 31, 2013
Carrying value, net of allowance	$646,470	$331,771	$978,241
Outstanding unpaid principal balance	696,222	339,179	1,035,401
Allowance for loan and lease losses, beginning of year	5,175	16,789	21,964
Allowance for loan and lease losses, end of year	4,925	9,834	14,759
The Company recorded a provision for loan loss of $459 and a reduction of provision for loan loss of $867 for the ACI portfolio for the six months ended June 30, 2014 and 2013, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the six months ended June 30, 2014 and 2013:

	Residential	Commercial and Commercial Real Estate	Total
June 30, 2014
Balance, beginning of period	$101,183	$59,663	$160,846
Additions	96,646	—	96,646
Accretion	(26,974)	(10,606)	(37,580)
Reclassifications (from) to accretable yield	9,720	22,836	32,556
Balance, end of period	$180,575	$71,893	$252,468
June 30, 2013
Balance, beginning of period	111,868	108,540	220,408
Additions	12,173	—	12,173
Accretion	(18,615)	(17,072)	(35,687)
Reclassifications (from) to accretable yield	5,329	25,299	30,628
Balance, end of period	$110,755	$116,767	$227,522
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the indemnification agreement with former shareholders of Tygris. All loans and leases acquired through the purchase of Tygris are considered covered during the applicable indemnification period. The recorded investment of loans covered under the Tygris indemnification agreement are $12,677 and $24,330 at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company does not expect to receive cash payments under this indemnification agreement due to the performance of the underlying loans and leases.

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2014 and 2013 are as follows:

Three Months Ended June 30, 2014	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$25,401	$30,267	$4,312	$2,920	$69	$62,969
Transfers to loans held for sale	(5,049)	—	—	(191)	—	(5,240)
Provision for loan and lease losses	1,628	2,390	1,995	27	83	6,123
Charge-offs	(1,810)	(4,714)	(938)	(163)	(20)	(7,645)
Recoveries	251	—	196	74	—	521
Balance, end of period	$20,421	$27,943	$5,565	$2,667	$132	$56,728
Three Months Ended June 30, 2013
Balance, beginning of period	$30,185	$38,535	$3,590	$4,582	$175	$77,067
Provision for loan and lease losses	1,654	(2,422)	1,218	(387)	(34)	29
Charge-offs	(3,271)	(2,781)	(988)	(627)	(17)	(7,684)
Recoveries	117	3,549	253	120	18	4,057
Balance, end of period	$28,685	$36,881	$4,073	$3,688	$142	$73,469

Six Months Ended June 30, 2014	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Transfers to loans held for sale	(5,049)	—	—	(191)	—	(5,240)
Provision for loan and lease losses	3,131	2,674	3,033	310	46	9,194
Charge-offs	(4,975)	(4,719)	(2,127)	(479)	(35)	(12,335)
Recoveries	817	1	386	215	—	1,419
Balance, end of period	$20,421	$27,943	$5,565	$2,667	$132	$56,728
Six Months Ended June 30, 2013
Balance, beginning of period	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Provision for loan and lease losses	3,166	(2,746)	2,256	(710)	(18)	1,948
Charge-offs	(8,340)	(4,228)	(1,696)	(1,116)	(37)	(15,417)
Recoveries	228	3,992	332	249	35	4,836
Balance, end of period	$28,685	$36,881	$4,073	$3,688	$142	$73,469

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of June 30, 2014 and December 31, 2013:

June 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,823	$12,915	$4,683	$20,421
Commercial and commercial real estate	1,473	18,445	8,025	27,943
Equipment financing receivables	—	5,565	—	5,565
Home equity lines	—	2,667	—	2,667
Consumer and credit card	—	132	—	132
Total allowance for loan and lease losses	$4,296	$39,724	$12,708	$56,728
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$15,792	$6,241,491	$2,145,108	$8,402,391
Commercial and commercial real estate	55,806	4,830,234	284,329	5,170,369
Equipment financing receivables	—	1,577,525	—	1,577,525
Home equity lines	—	138,886	—	138,886
Consumer and credit card	—	5,473	—	5,473
Total loans and leases held for investment	$71,598	$12,793,609	$2,429,437	$15,294,644

December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$9,134	$12,438	$4,925	$26,497
Commercial and commercial real estate	248	19,905	9,834	29,987
Equipment financing receivables	—	4,273	—	4,273
Home equity lines	—	2,812	—	2,812
Consumer and credit card	—	121	—	121
Total allowance for loan and lease losses	$9,382	$39,549	$14,759	$63,690
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$90,472	$6,302,876	$651,395	$7,044,743
Commercial and commercial real estate	22,747	4,448,618	341,605	4,812,970
Equipment financing receivables	—	1,237,941	—	1,237,941
Home equity lines	—	151,916	—	151,916
Consumer and credit card	—	5,154	—	5,154
Total loans and leases held for investment	$113,219	$12,146,505	$993,000	$13,252,724
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of June 30, 2014 and December 31, 2013:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
June 30, 2014
Residential mortgages:
Residential (1)	$5,190,370	$—	$14,673	$5,205,043
Government insured pool buyouts (2) (3)	2,636,805	560,543	—	3,197,348
Equipment financing receivables	1,568,879	—	8,646	1,577,525
Home equity lines	136,983	—	1,903	138,886
Consumer and credit card	5,453	—	20	5,473
Total	$9,538,490	$560,543	$25,242	$10,124,275

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,310,611	$—	$—	$—	$1,310,611
Lender finance	625,335	—	—	—	625,335
Other commercial finance	79,997	—	525	—	80,522
Commercial real estate	2,947,992	32,890	173,019	—	3,153,901
Total commercial and commercial real estate	$4,963,935	$32,890	$173,544	$—	$5,170,369

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2013
Residential mortgages:
Residential (1)	$5,096,589	$—	$56,517	$5,153,106
Government insured pool buyouts (2) (3)	1,219,719	671,918	—	1,891,637
Equipment financing receivables	1,233,414	—	4,527	1,237,941
Home equity lines	148,646	—	3,270	151,916
Consumer and credit card	5,117	—	37	5,154
Total	$7,703,485	$671,918	$64,351	$8,439,754

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and commercial real estate:
Mortgage warehouse finance	$944,219	$—	$—	$—	$944,219
Lender finance	592,621	—	—	—	592,621
Other commercial finance	84,639	135	1,106	—	85,880
Commercial real estate	2,989,493	34,012	166,745	—	3,190,250
Total commercial and commercial real estate	$4,610,972	$34,147	$167,851	$—	$4,812,970

(1)	For the periods ended June 30, 2014 and December 31, 2013, performing residential mortgages included $6,135 and $7,879, respectively, of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended June 30, 2014 and December 31, 2013, performing government insured pool buyouts included $1,819,917 and $350,312, respectively, of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of June 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
June 30, 2014
Residential mortgages:
Residential	$8,578	$4,315	$14,673	$27,566	$5,118,165	$5,145,731
Government insured pool buyouts (1)	65,432	46,261	560,543	672,236	439,316	1,111,552
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,310,611	1,310,611
Lender finance	—	—	—	—	625,335	625,335
Other commercial finance	—	—	—	—	75,810	75,810
Commercial real estate	1,333	—	—	1,333	2,872,951	2,874,284
Equipment financing receivables	9,943	2,613	2,478	15,034	1,562,491	1,577,525
Home equity lines	1,113	856	1,903	3,872	135,014	138,886
Consumer and credit card	47	21	20	88	5,385	5,473
Total loans and leases held for investment	$86,446	$54,066	$579,617	$720,129	$12,145,078	$12,865,207

December 31, 2013
Residential mortgages:
Residential	$10,145	$4,683	$56,517	$71,345	$5,011,257	$5,082,602
Government insured pool buyouts (1)	90,795	55,666	671,918	818,379	492,367	1,310,746
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	944,219	944,219
Lender finance	—	—	—	—	592,621	592,621
Other commercial finance	—	2	1,005	1,007	77,059	78,066
Commercial real estate	2,909	—	—	2,909	2,853,550	2,856,459
Equipment financing receivables	7,277	3,098	1,024	11,399	1,226,542	1,237,941
Home equity lines	2,614	396	3,270	6,280	145,636	151,916
Consumer and credit card	23	12	37	72	5,082	5,154
Total loans and leases held for investment	$113,763	$63,857	$733,771	$911,391	$11,348,333	$12,259,724

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$11,212	$10,716	$2,823	$67,663	$64,079	$9,134
Commercial and commercial real estate:
Commercial real estate	11,734	11,707	1,473	1,161	1,172	248
Total impaired loans with an allowance recorded	$22,946	$22,423	$4,296	$68,824	$65,251	$9,382

Without a related allowance recorded:
Residential mortgages:
Residential	$6,040	$5,076		$34,898	$26,393
Commercial and commercial real estate:
Commercial real estate	44,663	44,099		23,281	21,575
Total impaired loans without an allowance recorded	$50,703	$49,175		$58,179	$47,968

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$49,516	$418	$95,736	$706
Commercial and commercial real estate:
Commercial	1	—	4,786	—
Commercial real estate	42,967	396	76,875	250
Total impaired loans	$92,484	$814	$177,397	$956

	Six Months Ended June 30,
	2014		2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$63,168	$1,035	$95,582	$1,476
Commercial and commercial real estate:
Commercial	—	—	5,544	2
Commercial real estate	36,227	562	79,650	464
Total impaired loans	$99,395	$1,597	$180,776	$1,942
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$14,673	$—	$56,517	$—
Government insured pool buyouts	—	560,543	—	671,918
Commercial and commercial real estate:
Other commercial finance	—	—	1,005	—
Commercial real estate	42,001	—	17,544	—
Equipment financing receivables	8,646	—	4,527	—
Home equity lines	1,903	—	3,270	—
Consumer and credit card	20	—	37	—
Total non-performing loans and leases	$67,243	$560,543	$82,900	$671,918
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

The following is a summary of information relating to modifications considered to be TDRs for the three and six months ended June 30, 2014 and 2013 that remain as of the respective balance sheet dates:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	3	$1,217	$1,218	3	$1,217	$1,218

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	6	$2,300	$2,310	18	$7,888	$7,910
Commercial real estate	1	1,319	1,319	2	1,695	1,695
Total	7	$3,619	$3,629	20	$9,583	$9,605
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$684	1	$684

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$187	1	$187
Other commercial finance	1	728	1	728
Commercial real estate	1	136	1	136
Total	3	$1,051	3	$1,051
The recorded investment of TDRs as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Loan Type:
Residential mortgages	$15,792	$90,472
Commercial and commercial real estate	8,312	8,598
Total recorded investment of TDRs	$24,104	$99,070
Accrual Status:
Current	$12,092	$73,180
30-89 days past-due accruing	4,345	3,732
90+ days past-due accruing	—	306
Nonaccrual	7,667	21,852
Total recorded investment of TDRs	$24,104	$99,070

TDRs classified as impaired loans	$24,104	$99,070
Valuation allowance on TDRs	2,859	9,134
The Company included 75 and 133 loans with net recorded investments of $3,340 and $15,988 in Chapter 7 bankruptcy as TDRs at June 30, 2014 and December 31, 2013. Please see Note 4 for disclosure of the sale of residential TDRs and non-performing assets that resulted in the decrease in the balances reported above.

7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$446,493	$375,641	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	10,552	27,491	22,104	50,992
Acquired servicing rights	—	63,555	—	63,555
Sale of servicing rights	—	—	(55,547)	—
Amortization	(19,026)	(35,945)	(39,598)	(71,023)
Decrease (increase) in valuation allowance	—	32,572	4,941	45,127
Other	(424)	(596)	(985)	(1,792)
Balance, end of period	$437,595	$462,718	$437,595	$462,718
Valuation allowance:
Balance, beginning of period	$3,071	$90,408	$8,012	$102,963
Recoveries	—	(32,572)	(4,941)	(45,127)
Balance, end of period	$3,071	$57,836	$3,071	$57,836
Components of loan servicing fee income for the three and six months ended June 30, 2014 and 2013 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractually specified service fees, net	$31,246	$38,584	$68,393	$70,373
Other ancillary fees	6,645	7,993	15,544	17,730
Other	2,526	615	3,097	1,252
	$40,417	$47,192	$87,034	$89,355
Residential
On March 28, 2014, EverBank received investor approval and recognized the sale of $55,547 in carrying value and $9,945,965 in UPB of servicing rights to Green Tree Servicing LLC (GTS), which transferred in May 2014 and was excluded from the MSR portfolio at June 30, 2014.
For loans securitized and sold with servicing retained during the three and six months ended June 30, 2014 and 2013, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Average discount rates	9.62%	—	10.16%	9.32%	—	10.16%
Expected prepayment speeds	11.74%	—	13.76%	11.73%	—	13.76%
Weighted-average life in years	6.03	—	6.29	6.03	—	6.41

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Average discount rates	9.61%	—	9.67%	9.38%	—	9.85%
Expected prepayment speeds	7.91%	—	14.93%	7.91%	—	14.93%
Weighted-average life in years	5.33	—	6.91	5.33	—	6.91
At June 30, 2014 and December 31, 2013, the Company estimated the fair value of its capitalized residential MSR to be approximately $442,765 and $528,848, respectively. The carrying value of its residential MSR was $433,047 and $499,973 at June 30, 2014 and December 31, 2013, respectively. The unpaid principal balance below excludes $7,588,000 and $6,677,000 at June 30, 2014 and December 31, 2013, respectively, for residential loans with no related MSR basis.

The characteristics used in estimating the fair value of the residential MSR portfolio at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Unpaid principal balance	$41,635,000	$52,816,000
Gross weighted-average coupon	4.44%	4.46%
Weighted-average servicing fee	0.29%	0.29%
Expected prepayment speed (1)	11.95%	14.87%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of June 30, 2014 and December 31, 2013 is presented below.

	June 30, 2014	December 31, 2013
Prepayment Rate
10% adverse rate change	$19,036	$22,941
20% adverse rate change	36,751	44,156
Discount Rate
10% adverse rate change	16,273	19,303
20% adverse rate change	31,417	37,294
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
Commercial
The carrying value and fair value of our commercial MSR was $4,548 at June 30, 2014. As of December 31, 2013, the carrying value and fair value of our commercial MSR was $6,707. The Company recognized $2,718 and $3,221 of prepayment penalty income in other noninterest income during the three months ended June 30, 2014 and 2013, and $5,348 and $6,396 during the six months ended June 30, 2014 and 2013, respectively, related to serviced loans in the Business Lending Trusts acquired with the Business Property Lending, Inc. acquisition.
8. Other Borrowings
Other borrowings at June 30, 2014 and December 31, 2013 are comprised of the following:

	June 30, 2014	December 31, 2013
FHLB advances	$3,773,000	$2,353,000
Notes payable	24,000	24,000
	$3,797,000	$2,377,000
Advances from the FHLB at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Fixed-rate advances with a weighted-average interest rate of 1.16% and 1.60%, respectively	$3,723,000	$2,353,000
Overnight advances with a weighted-average floating interest rate of 0.36% and 0.00%, respectively	50,000	—
	$3,773,000	$2,353,000
Contractual maturity dates for FHLB advances at June 30, 2014 are as follows:

2014	$1,970,000
2015	331,000
2016	190,000
2017	380,000
2018	260,000
2019	80,000
Thereafter	562,000
$3,773,000
Interest expense on FHLB advances for the three months ended June 30, 2014 and 2013 was $14,976 and $18,425, respectively. Interest expense on FHLB advances for the six months ended June 30, 2014 and 2013 was $28,344 and $36,256, respectively.

9.  Income Taxes
For the three and six months ended June 30, 2014, the Company’s effective income tax rate of 37.9% for both periods differs from the statutory federal income tax rate primarily due to state income taxes. For the three and six months ended June 30, 2013, the Company's effective income tax rate of 38.2% for both periods differs from the statutory federal income tax rate primarily due to state income taxes.
10. Share-Based Compensation
Option Plans - On March 7, 2014, the Company granted 675,463 options with a fair value per option on the grant date of $6.51. The fair value of each option award was estimated as of the grant date using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

Risk-free interest rate	2.04%
Expected volatility	35%
Expected term (years)	6.5
Dividend yield	0.86%
The risk-free interest rate is based on the U.S. Treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected option terms were based on the vesting term and contractual term of the options using the simplified approach under GAAP. The Company analyzes a group of publicly-traded peer institutions to determine the expected volatility of its stock. The peer group is assessed for adequacy annually, or as circumstances indicate significant changes to the composition of the peer group are warranted. Volatility for the Company's stock is estimated utilizing the average volatility calculated for the peer group, which is based upon weekly price observations over the estimated term of the options granted.
During the six months ended June 30, 2014, 221,032 options were exercised with a total intrinsic value of $2,785.
Nonvested Stock - The Company issued 268,678 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the six months ended June 30, 2014. The weighted-average grant date fair value of these shares was $18.14 per share, which is the fair value of the Company's common stock at grant date adjusted for expected dividends as our restricted shares do not accrue dividends.
11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$34,782	$45,993	$66,542	$85,139
Less dividends on preferred stock	(2,531)	(2,531)	(5,062)	(5,062)
Net income allocated to common shareholders	$32,251	$43,462	$61,480	$80,077
(Units in Thousands)
Average common shares outstanding	122,840	122,281	122,763	121,934
Common share equivalents:
Stock options	2,379	1,683	2,291	1,730
Nonvested stock	170	70	151	71
Average common shares outstanding, assuming dilution	125,389	124,034	125,205	123,735
Basic earnings per share	$0.26	$0.36	$0.50	$0.66
Diluted earnings per share	$0.26	$0.35	$0.49	$0.65
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Options	1,297,295	3,201,156	1,058,285	4,673,609

12.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of June 30, 2014 and December 31, 2013 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
June 30, 2014
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$53,000	$—	$2,927
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	813,921	10,617	365
Forward and optional forward purchase and sale commitments	5,364,403	1,862	10,842
Interest rate swaps and futures	266,623	—	680
Foreign exchange contracts	758,648	8,825	1,765
Foreign currency, commodity and metals indexed options	178,155	7,597	—
Options embedded in client deposits	176,382	—	7,530
Indemnification assets	112,863	6,460	—
Total freestanding derivatives		35,361	21,182
Netting and cash collateral adjustments (1)		(5,749)	(3,884)
Total derivatives		$29,612	$20,225

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2013
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$253,000	$—	$27,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	590,020	896	2,566
Forward and optional forward purchase and sale commitments	1,001,489	12,228	2,948
Interest rate swaps	75,239	—	347
Foreign exchange contracts	807,732	4,073	14,318
Foreign currency, commodity and metals indexed options	171,405	7,719	—
Options embedded in client deposits	170,176	—	7,689
Indemnification assets	147,897	7,531	—
Total freestanding derivatives		32,447	27,868
Netting and cash collateral adjustments (1)		(4,277)	(40,367)
Total derivatives		$28,170	$15,398

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of June 30, 2014 and December 31, 2013 include derivative positions netted totaling $1,715 and $1,763, respectively.

Cash Flow Hedges
As of June 30, 2014, AOCI included $18,731 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 6 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and six months ended June 30, 2014 and 2013 in the condensed consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(20,631)	$56,027	$(35,794)	$78,059
Gains (losses) on indemnification assets (2)	(844)	16	(1,071)	(161)
Other	(5)	(6)	(15)	(146)
Total	$(21,480)	$56,037	$(36,880)	$77,752

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 13 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity and metals risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on June 30, 2014 and December 31, 2013 was $5,372 and $42,562, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2014 and December 31, 2013, $2,169 and $42,130, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of June 30, 2014 and December 31, 2013, $35,070 and $6,370, respectively, of collateral was posted for positions not subject to master netting agreements. As of June 30, 2014 and December 31, 2013, $44,025 and $48,500, respectively of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2014 and December 31, 2013, $4,034 and $6,040, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of June 30, 2014 and December 31, 2013, the Company held $10,820 and $6,040, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of June 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1 (1)	Level 2	Level 3	Netting	Total
June 30, 2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,027,352	$—		$1,027,352
Asset-backed securities	—	1,710	—		1,710
Other	379	226	—		605
Total available for sale securities	379	1,029,288	—		1,029,667
Loans held for sale	—	673,400	156,546		829,946
Derivative financial instruments:
Derivative assets (Note 12)	—	18,284	17,077	(5,749)	29,612
Derivative liabilities (Note 12)	—	23,744	365	(3,884)	20,225

	Level 1	Level 2	Level 3	Netting	Total
December 31, 2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,109,271	$—		$1,109,271
Asset-backed securities	—	3,086	—		3,086
Other	399	2,871	—		3,270
Total available for sale securities	399	1,115,228	—		1,115,627
Loans held for sale	—	613,459	58,912		672,371
Derivative financial instruments:
Derivative assets (Note 12)	—	24,020	8,427	(4,277)	28,170
Derivative liabilities (Note 12)	—	53,199	2,566	(40,367)	15,398

(1)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Three Months Ended June 30, 2014
Balance, beginning of period	$63,705	$—	$7,348
Issuances	187,582	—	17,775
Sales	(87,748)	—	—
Settlements	(9,443)	—	(28,951)
Gains (losses) included in earnings for the period	2,450	—	20,540
Balance, end of period	$156,546	$—	$16,712
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2014	$1,822	$—	$9,364

Three Months Ended June 30, 2013
Balance, beginning of period	$—	$(52,188)	$15,544
Issuances	291,288	—	91,793
Settlements	—	—	(40,259)
Gains (losses) included in earnings for the period	(3,382)	3,195	(74,574)
Balance, end of period	$287,906	$(48,993)	$(7,496)
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2013	$(3,382)	$3,195	$(23,040)

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Six Months Ended June 30, 2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	264,077	—	22,914
Sales	(143,345)	—	—
Settlements	(26,888)	—	(35,966)
Gains (losses) included in earnings for the period	3,790	—	23,903
Balance, end of period	$156,546	$—	$16,712
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2014	$1,822	$—	$10,850

Six Months Ended June 30, 2013
Balance, beginning of period	$—	$(50,720)	$9,092
Issuances	291,288	—	91,793
Transfers into Level 3	—	—	6,628
Settlements	—	—	(40,259)
Gains (losses) included in earnings for the period	(3,382)	1,727	(74,750)
Balance, end of period	$287,906	$(48,993)	$(7,496)
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2013	$(3,382)	$1,727	$(23,216)

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the Federal Deposit Insurance Corporation (FDIC) clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2014				Min.		Max.	Weighted Avg.
Indemnification asset	$6,460	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	6.54%	-	66.48%	31.40%	(1)
			Loss duration (in months)	9	-	81	38	(1)
			Loss severity	(1.90)%	-	13.25%	6.74%	(1)
IRLCs, net	10,252	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	53.28%	(2)
Loans held for sale	156,546	Discounted cash flow	Cost of funds	2.40%	-	3.25%	2.98%
			Prepayment rate	5.07%	-	17.03%	9.15%
			Default rate	0.00%	-	4.41%	0.53%
			Weighted average life (in years)	4.75	-	10.61	7.83
			Cumulative loss	0.00%	-	2.43%	0.09%
			Loss severity	1.94%	-	30.08%	12.58%
December 31, 2013
Indemnification asset	$7,531	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	0.00%	-	68.98%	23.61%	(1)
			Loss duration (in months)	9	-	100	36	(1)
			Loss severity	(4.96)%	-	19.70%	6.54%	(1)
IRLCs, net	(1,670)	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	79.74%	(2)
Loans held for sale	58,912	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the IRLC valuation. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at June 30, 2014 and December 31, 2013:

June 30, 2014
Fair value carrying amount	$829,946
Aggregate unpaid principal balance	799,081
Fair value carrying amount less aggregate unpaid principal	$30,865
December 31, 2013
Fair value carrying amount	$672,371
Aggregate unpaid principal balance	659,592
Fair value carrying amount less aggregate unpaid principal	$12,779
No loans recorded under the fair value option were on nonaccrual status at June 30, 2014 or December 31, 2013.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $30,517 and $30,857 for the three and six months ended June 30, 2014, respectively, and $26,304 and $87,935 for the three and six months ended June 30, 2013, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at June 30, 2014 and December 31, 2013 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
June 30, 2014
Collateral-dependent loans	$—	$—	$11,699	$11,699	$1,405
Other real estate owned (1)	—	—	5,159	5,159	907
Mortgage servicing rights (2)	—	—	64,877	64,877	(4,941)
Loans held for sale	—	—	2,447	2,447	62
December 31, 2013
Collateral-dependent loans	$—	$—	$907	$907	$248
Other real estate owned (1)	—	—	7,009	7,009	2,008
Mortgage servicing rights (2)	—	—	448,925	448,925	(94,951)
Loans held for sale	—	—	9,123	9,123	424

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2014				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$11,699	Appraised value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,159	Appraised value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	64,877	Discounted cash flow	Prepayment speed	16.44%	-	18.19%	17.07%	(2)
			Discount rate	9.84%	-	9.87%	9.85%	(3)
Loans held for sale	2,447	Discounted cash flow	Cost of funds	2.40%	-	3.25%	2.98%
			Prepayment rate	5.07%	-	17.03%	9.15%
			Default rate	0.00%	-	4.41%	0.53%
			Weighted average life (in years)	4.75	-	10.61	7.83
			Cumulative loss	0.00%	-	2.43%	0.09%
			Loss severity	1.94%	-	30.08%	12.58%
December 31, 2013
Collateral-dependent loans	$907	Sales comparison approach	Appraisal value adjustment	0.00%	-	47.00%	N/A	(1)
Other real estate owned	7,009	Sales comparison approach	Appraisal value adjustment	0.00%	-	82.00%	N/A	(1)
Mortgage servicing rights	448,925	Discounted cash flow	Prepayment speed	16.50%	-	19.80%	19.25%	(2)
			Discount rate	9.20%	-	9.80%	9.37%	(3)
Loans held for sale	9,123	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial assets:
Investment securities:
Held to maturity	$118,614	$120,965	$—	$120,965	$—
Loans held for sale (1)	874,460	864,743	—	848,702	16,041
Loans held for investment (2)	13,965,944	$14,053,839	—	—	14,053,839
Financial liabilities:
Time deposits	$4,741,216	$4,774,218	$—	$4,774,218	$—
Other borrowings	3,797,000	3,804,576	—	3,804,576	—
Trust preferred securities	103,750	94,310	—	—	94,310
December 31, 2013
Financial assets:
Investment securities:
Held to maturity	$107,312	$107,921	$—	$107,921	$—
Loans held for sale (1)	119,011	121,092	—	49,619	71,473
Loans held for investment (2)	12,153,835	12,266,499	—	—	12,266,499
Financial liabilities:
Time deposits	$3,654,179	$3,680,868	$—	$3,680,868	$—
Other borrowings	2,377,000	2,353,858	—	2,353,858	—
Trust preferred securities	103,750	86,220	—	—	86,220

(1)	The carrying value of loans held for sale excludes $829,946 and $672,371 in loans measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $51,163 and $59,417 as of June 30, 2014 and December 31, 2013, respectively. In addition, the carrying values excludes $1,271,972 and $1,035,199 of lease financing receivables within our equipment financing receivables portfolio as of June 30, 2014 and December 31, 2013, respectively.

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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of June 30, 2014 and December 31, 2013, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
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
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. In addition, a third-party valuation is obtained quarterly. The servicing portfolio has been valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to review the key assumptions used by the respective parties in arriving at those estimates, and adjusted as necessary.
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
Interest Rate Swaps, Forward Interest Rate Swaps and Interest Rate Swap Futures — The fair value of interest rate swaps and forward interest rate swaps are determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within level 2 of the valuation hierarchy. See Note 12 for additional information on cash flow hedges.
The fair value of interest rate swap futures is determined based upon quotes provided by the Chicago Mercantile Exchange on which these instruments are traded. As such quotes represent valuations for identical instruments in active markets they are classified within level 1 of the valuation hierarchy. Such pricing is utilized for both active trading and daily settlement of pricing adjustments on outstanding positions. As these pricing adjustments are settled daily between the exchange and the Company, the result as of the balance sheet date is that the Company holds interest futures with an outstanding notional and a level 1 fair value of zero.
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
Forward and Optional Forward Purchase and Sale Commitments — The fair value of forward and optional forward purchase and sale commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities, which can be quoted using similar instruments in the active market and therefore are classified within level 2 of the valuation hierarchy.
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
Unfunded credit extension commitments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Commercial lines of credit (1)	$1,096,964	$1,467,894
Home equity lines of credit	24,443	28,780
Credit card lines of credit	32,823	34,627
Standby letters of credit	1,147	1,140
Total unfunded credit extension commitments	$1,155,377	$1,532,441

(1)
Unfunded commercial commitments include $667,225 and $1,075,781 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of June 30, 2014 and December 31, 2013, respectively. Of these commitments, $426,073 and $360,165 were cancellable by the Company at June 30, 2014 and December 31, 2013, respectively.

The Company enters into floating rate residential loan commitments to lend. There were $181,648 of these commitments outstanding as of June 30, 2014.

The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Residential	$672,767	$531,642
Commercial	545,574	208,480
Leasing	284,729	168,857
Total commitments to lend in the pipeline	$1,503,070	$908,979
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At June 30, 2014 and December 31, 2013, the Company had approximately $100,018 and $60,018, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EverBank has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of June 30, 2014 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
September 2013	September 2014	$50,000	2.10%	September 2018
January 2014	November 2014	100,000	2.91%	February 2021
May 2014	November 2015	20,000	2.87%	May 2021
May 2014	November 2015	60,000	3.48%	May 2024
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

In June 2014 the Company entered into a forward sale commitment for $749,000 of jumbo preferred ARMs to be settled in August 2014.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through June 30, 2014, the Company originated and securitized approximately $61,334,290 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company is subject to EPD provisions on certain jumbo loan products and the community reinvestment loans the Company originates and sells under the State of Florida housing program. The total non-conforming UPB sold subject to early prepayment default protection was $139,700 at June 30, 2014.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal. The reserve for early payment default is limited to 90 days and is estimated based on historical default factors.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through June 30, 2014 and sold in years 2004 through June 30, 2014. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $26,373 and $20,225 at June 30, 2014 and December 31, 2013, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at June 30, 2014 and December 31, 2013, was $49,223,248 and $59,492,239. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at June 30, 2014 and December 31, 2013, was $5,802 and $23,668, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $140,759 and $149,381 at June 30, 2014 and December 31, 2013, respectively.
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
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement included a cash payment of $39,932, which was paid in 2013 by EverBank to a settlement fund, which provides relief to qualified borrowers and approximately $6,344, which was substantially paid in the first quarter of 2014 to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, along with other mortgage servicers, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. As of June 30, 2014, EverBank accrued $4,750 for potential future remediation payments to borrowers as a result of the implementation of the action plan.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$135,138	$135,138	$150,749	$150,749
On-balance-sheet securitizations	112,976	112,976	50,534	50,534
Debt securities	1,147,902	1,147,902	1,219,915	1,219,915
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
16.  Segment Information
During the second quarter of 2014, the Company, completed certain changes to its organizational structure that resulted in the re-classification of the Company's three reportable business segments from Banking and Wealth Management, Mortgage Banking and Corporate Services into Consumer Banking, Commercial Banking, and Corporate Services. See Note 1 on information relating to the amendment of prior period segment information. The Company’s reportable business segments are strategic business units that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements.
The Consumer Banking segment includes consumer deposit services and activities, residential lending and servicing, wealth management, and capital markets. Commercial Banking includes commercial and commercial real estate lending, lender finance, equipment finance and leasing, mortgage warehouse finance and commercial deposits.
The Corporate Services segment provides services to the Consumer Banking and Commercial Banking segments including executive management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction-related items. Direct expenses are allocated to the reporting segments. Unallocated expenses are included in Corporate Services. Certain other expenses, including interest expense on trust preferred debt and transaction-related items, are included in the Corporate Services segment.
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three and six months ended June 30, 2014 and 2013. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended June 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$79,994		$61,780	$(1,583)	$—	$140,191
Total net revenue	159,674		71,082	(1,297)	—	229,459
Intersegment revenue	15,444		(15,444)	—	—	—
Depreciation and amortization	2,321		3,707	1,955	—	7,983
Income before income taxes	42,836		39,078	(25,898)	—	56,016
Total assets	12,864,427		6,973,288	186,630	(270,525)	19,753,820

	As of and for the Three Months Ended June 30, 2013
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$78,354		$64,437	$(1,574)	$—	$141,217
Total net revenue	212,374	(1)	76,972	(1,325)	—	288,021
Intersegment revenue	14,558		(14,558)	—	—	—
Depreciation and amortization	2,654		5,782	1,785	—	10,221
Income before income taxes	53,712	(1)	45,711	(24,971)	—	74,452
Total assets	12,012,522		6,381,921	194,395	(225,966)	18,362,872

	As of and for the Six Months Ended June 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$152,118		$122,084	$(3,167)	$—	$271,035
Total net revenue	306,129	(2)	141,502	(2,744)	—	444,887
Intersegment revenue	30,697		(30,697)	—	—	—
Depreciation and amortization	4,596		8,269	3,871	—	16,736
Income before income taxes	75,862	(2)	84,215	(52,916)	—	107,161
Total assets	12,864,427		6,973,288	186,630	(270,525)	19,753,820

	As of and for the Six Months Ended June 30, 2013
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$156,883		$131,295	$(3,145)	$—	$285,033
Total net revenue	411,868	(1)	156,015	(2,737)	—	565,146
Intersegment revenue	27,870		(27,870)	—	—	—
Depreciation and amortization	5,275		11,515	3,331	—	20,121
Income before income taxes	105,513	(1)	83,787	(51,458)	—	137,842
Total assets	12,012,522		6,381,921	194,395	(225,966)	18,362,872

(1)
Segment earnings in the Consumer Banking segment included a $32,572 recovery on the MSR valuation allowance for the three months ended June 30, 2013 and a $45,127 recovery on the MSR valuation allowance for the six months ended June 30, 2013.

(2)	Segment earnings in the Consumer Banking segment included a $4,941 recovery on the MSR valuation allowance for the six months ended June 30, 2014.

17. Subsequent Events
On July 3, 2014, the Company entered into an extension to the agreement for the naming rights to the football stadium in Jacksonville, Florida discussed in Note 14. Under the agreement, the Company is obligated to pay a total of $43,057 through February 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note: The information contained in this Item includes changes related to reportable business segments discussed in the Notes to Financial Statements. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commissions (the "SEC") on July 30, 2014 to reclassify historical segment information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 28, 2014 (the “Form 10-K”).
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six month periods ended June 30, 2014 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Form 10-K and the Current Report on Form 8-K filed with the SEC on July 30, 2014, which reclassified historical segment information presented in the Form 10-K.
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
Performance Highlights
Second Quarter 2014 Key Highlights

•	GAAP net income available to common shareholders was $32.3 million for the second quarter 2014, compared to $29.2 million for the first quarter 2014 and $43.5 million for the second quarter 2013.

•	GAAP diluted earnings per share were $0.26, a 13% increase from $0.23 in the first quarter 2014 and a 26% decrease from $0.35 in the second quarter 2013.

•	Excluding the impact of $2.1 million in regulatory-related and other expenses, net of tax, net income available to common shareholders would have been $34.4 million, or $0.27 per diluted share.

•	Total assets grew to $19.8 billion, an increase of 12% compared to the prior quarter.

•	Retained originations of $1.6 billion in the quarter compared to $1.1 billion in the prior quarter.

•	Portfolio loans held for investment grew to $15.3 billion, an increase of 10% compared to the prior quarter, or 41% annualized.

•	Increased total deposits to $13.9 billion, an increase of 4% compared to the prior quarter.

•	Tangible common equity per common share increased 9% year over year to $12.02 at June 30, 2014.

•	Return on average equity was 8.6% for the quarter.

•	Adjusted non-performing assets to total assets improved to 0.51% at June 30, 2014. Annualized net charge-offs to total loans and leases held for investment remained low at 0.19% for the quarter.

•	Our board of directors approved a 33% increase in the quarterly common stock dividend to $0.04 per share.

Financial Highlights				Table 1
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
For the Period:
Operating Results:
Total revenue(1)	$229,459	$288,021	$444,887	$565,146
Net interest income	140,191	141,217	271,035	285,033
Provision for loan and lease losses	6,123	29	9,194	1,948
Noninterest income	89,268	146,804	173,852	280,113
Noninterest expense	167,320	213,540	328,532	425,356
Net income	34,782	45,993	66,542	85,139
Net earnings per common share, basic	0.26	0.36	0.50	0.66
Net earnings per common share, diluted	0.26	0.35	0.49	0.65
Performance Metrics:
Yield on interest-earning assets	4.12%	4.40%	4.21%	4.43%
Cost of interest-bearing liabilities	1.02%	1.23%	1.05%	1.23%
Net interest margin	3.22%	3.33%	3.30%	3.37%
Return on average assets	0.74%	1.00%	0.74%	0.93%
Return on risk-weighted assets(2)	1.15%	1.60%	1.12%	1.48%
Return on average equity(3)	8.6%	12.7%	8.2%	11.9%
Efficiency ratio(4)	73%	74%	74%	75%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.19%	0.12%	0.16%	0.17%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,232.9	$3,250.8	$3,933.4	$6,153.7
Jumbo residential mortgage loans originated (in millions)	1,108.2	1,047.7	1,916.3	1,816.0
Unpaid principal balance of loans sold (in millions)	1,531.7	2,925.8	2,741.5	5,565.9
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$285.4	$340.1	$443.4	$583.5
Equipment financing receivables (in millions)	398.5	187.0	566.1	337.6

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	June 30, 2014	December 31, 2013
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$15,237,916	$13,189,034
Total assets	19,753,820	17,640,984
Deposits	13,874,675	13,261,340
Total liabilities	18,074,372	16,019,971
Total shareholders’ equity	1,679,448	1,621,013
Loans and leases held for investment as a percentage of deposits	110%	100%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 17)	0.51%	0.65%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 19)	0.37%	0.48%
Government insured pool buyouts as a percentage of loans and leases held for investment	21%	14%
Capital:
Common equity tier 1 ratio (EFC consolidated, Basel I)(5)	11.5%	12.1%
Tier 1 leverage ratio (bank level) (see Table 32)	8.3%	9.0%
Total risk-based capital ratio (bank level) (see Table 32)	13.4%	14.3%
Tangible common equity per common share(6)	$12.02	$11.57
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$50,790.4	$61,035.3
Consumer Banking loans as a percentage of loans and leases held for investment	56%	54%
Consumer deposits (in millions)	$12,050.2	$11,434.7
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	44%	46%
Commercial deposits (in millions)	$1,824.5	$1,826.7

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

(2)
Return on average risk-weighted assets equals net income divided by average risk-weighted assets. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

(3)
Return on average equity is calculated as net income less dividends declared on the Series A 6.75% Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity (average shareholders' equity less average Series A 6.75% Non-Cumulative Perpetual Preferred Stock).

(4)	The efficiency ratio represents noninterest expense as a percentage of total revenues. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue.

(5)
The common equity tier 1 ratio is calculated as common tier 1 capital divided by risk-weighted assets. Common tier 1 capital is calculated as tier 1 capital less the Series A 6.75% Non-Cumulative Perpetual Preferred Stock. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

(6)
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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net income	$34,782	$45,993	$66,542	$85,139
Non-recurring regulatory related expense, net of tax	1,294	12,042	1,759	23,467
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	423	(538)	734	412
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	—	(20,194)	(3,063)	(27,978)
Restructuring cost, net of tax	—	—	630	—
OTTI losses on investment securities (Volcker Rule), net of tax	425	—	425	—
Adjusted net income	$36,924	$37,303	$67,027	$81,040
Adjusted net income allocated to preferred stock	2,531	2,531	5,062	5,062
Adjusted net income allocated to common shareholders	$34,393	$34,772	$61,965	$75,978
Adjusted net earnings per common share, basic	$0.28	$0.28	$0.50	$0.62
Adjusted net earnings per common share, diluted	$0.27	$0.28	$0.49	$0.61
Weighted average common shares outstanding:
(units in thousands)
Basic	122,840	122,281	122,763	121,934
Diluted	125,389	124,034	125,205	123,735
A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	June 30, 2014	December 31, 2013
Shareholders’ equity	$1,679,448	$1,621,013
Less:
Goodwill	46,859	46,859
Intangible assets	4,759	5,813
Tangible equity	1,627,830	1,568,341
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,477,830	$1,418,341
Total assets	$19,753,820	$17,640,984
Less:
Goodwill	46,859	46,859
Intangible assets	4,759	5,813
Tangible assets	$19,702,202	$17,588,312
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

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2A
	Three Months Ended
	June 30, 2014			June 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$171,693	$110	0.26%	$616,553	$317	0.21%
Investment securities	1,203,298	8,827	2.94%	1,569,234	14,077	3.59%
Other investments	168,323	991	2.36%	136,249	736	2.17%
Loans held for sale	1,159,638	11,293	3.90%	2,559,305	22,371	3.50%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages	8,427,653	79,750	3.79%	6,220,190	68,346	4.40%
Home equity lines	143,169	1,444	4.05%	170,039	2,371	5.59%
Other consumer and credit card	5,470	184	13.49%	7,221	63	3.50%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,234,109	45,196	5.57%	3,343,202	48,335	5.76%
Mortgage warehouse finance	1,022,151	7,329	2.84%	1,079,053	8,703	3.19%
Lender finance	587,673	5,824	3.92%	382,861	4,223	4.36%
Commercial and commercial real estate	4,843,933	58,349	4.79%	4,805,116	61,261	5.07%
Equipment financing receivables	1,363,727	19,305	5.66%	943,101	18,311	7.77%
Total loans and leases held for investment	14,783,952	159,032	4.29%	12,145,667	150,352	4.94%
Total interest-earning assets	17,486,904	$180,253	4.12%	17,027,008	$187,853	4.40%
Noninterest-earning assets	1,258,917			1,342,084
Total assets	$18,745,821			$18,369,092
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,847,544	$4,212	0.59%	$3,006,281	$5,776	0.77%
Market-based money market accounts	415,544	632	0.61%	421,180	758	0.72%
Savings and money market accounts, excluding market-based	4,904,879	7,449	0.61%	5,024,910	9,465	0.76%
Market-based time	576,828	1,125	0.78%	683,027	1,269	0.75%
Time, excluding market-based	3,507,409	10,024	1.15%	3,345,856	9,299	1.11%
Total deposits	12,252,204	23,442	0.77%	12,481,254	26,567	0.85%
Borrowings:
Trust preferred securities	103,750	1,644	6.35%	103,750	1,644	6.36%
Federal Home Loan Bank (FHLB) advances	3,362,011	14,976	1.76%	2,533,707	18,425	2.88%
Other	24,000	—	0.00%	—	—	0.00%
Total borrowings	3,489,761	16,620	1.89%	2,637,457	20,069	3.01%
Total interest-bearing liabilities	15,741,965	$40,062	1.02%	15,118,711	$46,636	1.23%
Noninterest-bearing demand deposits	1,149,025			1,393,071
Other noninterest-bearing liabilities	195,482			339,039
Total liabilities	17,086,472			16,850,821
Total shareholders’ equity	1,659,349			1,518,271
Total liabilities and shareholders’ equity	$18,745,821			$18,369,092
Net interest income/spread		$140,191	3.10%		$141,217	3.17%
Net interest margin			3.22%			3.33%

Memo: Total deposits including non-interest bearing	$13,401,229	$23,442	0.70%	$13,874,325	$26,567	0.76%

Average Balance Sheet, Interest and Yield/Rate Analysis					Table 2B
	Six Months Ended
	June 30, 2014			June 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$215,734	$272	0.25%	$583,800	$615	0.21%
Investment securities	1,219,734	18,413	3.02%	1,640,574	29,567	3.61%
Other investments	139,166	1,236	1.79%	137,427	1,496	2.20%
Loans held for sale	1,036,142	19,886	3.84%	2,494,176	42,680	3.42%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages	7,748,126	152,276	3.93%	6,383,075	138,925	4.35%
Home equity lines	146,433	2,498	3.44%	173,342	4,523	5.26%
Other consumer and credit card	5,491	490	18.00%	7,213	132	3.69%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,251,110	92,062	5.65%	3,377,066	99,194	5.86%
Mortgage warehouse finance	864,867	12,510	2.88%	969,618	15,699	3.22%
Lender finance	606,934	11,614	3.81%	370,003	7,632	4.10%
Commercial and commercial real estate	4,722,911	116,186	4.91%	4,716,687	122,525	5.18%
Equipment financing receivables	1,305,381	37,459	5.74%	902,270	37,724	8.36%
Total loans and leases held for investment	13,928,342	308,909	4.43%	12,182,587	303,829	4.98%
Total interest-earning assets	16,539,118	$348,716	4.21%	17,038,564	$378,187	4.43%
Noninterest-earning assets	1,344,410			1,341,590
Total assets	$17,883,528			$18,380,154
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,911,349	$8,578	0.59%	$2,908,343	$11,234	0.78%
Market-based money market accounts	413,588	1,251	0.61%	426,333	1,597	0.76%
Savings and money market accounts, excluding market-based	5,002,655	15,110	0.61%	4,855,737	18,498	0.77%
Market-based time	581,681	2,208	0.77%	704,210	2,840	0.81%
Time, excluding market-based	3,193,687	18,902	1.19%	3,569,336	19,221	1.09%
Total deposits	12,102,960	46,049	0.77%	12,463,959	53,390	0.86%
Borrowings:
Trust preferred securities	103,750	3,288	6.39%	103,750	3,286	6.39%
FHLB advances	2,664,107	28,344	2.12%	2,564,154	36,256	2.81%
Repurchase agreements	—	—	0.00%	28,146	222	1.59%
Other	24,001	—	0.00%	—	—	0.00%
Total borrowings	2,791,858	31,632	2.26%	2,696,050	39,764	2.94%
Total interest-bearing liabilities	14,894,818	$77,681	1.05%	15,160,009	$93,154	1.23%
Noninterest-bearing demand deposits	1,115,417			1,385,131
Other noninterest-bearing liabilities	230,062			338,343
Total liabilities	16,240,297			16,883,483
Total shareholders’ equity	1,643,231			1,496,671
Total liabilities and shareholders’ equity	$17,883,528			$18,380,154
Net interest income/spread		$271,035	3.16%		$285,033	3.20%
Net interest margin			3.30%			3.37%

Memo: Total deposits including non-interest bearing	$13,218,377	$46,049	0.70%	$13,849,090	$53,390	0.77%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income (1)						Table 3
	Three Months Ended			Six Months Ended
	June 30, 2014 Compared			June 30, 2014 Compared
	to June 30, 2013			to June 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(229)	$22	$(207)	$(388)	$45	$(343)
Investment securities	(3,274)	(1,976)	(5,250)	(7,525)	(3,629)	(11,154)
Other investments	173	82	255	19	(279)	(260)
Loans held for sale	(12,201)	1,123	(11,078)	(24,745)	1,951	(22,794)
Loans and leases held for investment:
Consumer Banking:
Residential mortgages	24,189	(12,785)	11,404	29,466	(16,115)	13,351
Home equity lines	(375)	(552)	(927)	(702)	(1,323)	(2,025)
Other consumer and credit card	(15)	136	121	(31)	389	358
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	(1,568)	(1,571)	(3,139)	(3,663)	(3,469)	(7,132)
Mortgage warehouse finance	(453)	(921)	(1,374)	(1,673)	(1,516)	(3,189)
Lender finance	2,228	(627)	1,601	4,820	(838)	3,982
Commercial and commercial real estate	207	(3,119)	(2,912)	(516)	(5,823)	(6,339)
Equipment financing receivables	8,144	(7,150)	994	16,716	(16,981)	(265)
Total loans and leases held for investment	32,150	(23,470)	8,680	44,933	(39,853)	5,080
Total change in interest income	16,619	(24,219)	(7,600)	12,294	(41,765)	(29,471)
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$(305)	$(1,259)	$(1,564)	$12	$(2,668)	$(2,656)
Market-based money market accounts	(10)	(116)	(126)	(48)	(298)	(346)
Savings and money market accounts, excluding market-based	(226)	(1,790)	(2,016)	560	(3,948)	(3,388)
Market-based time	(197)	53	(144)	(494)	(138)	(632)
Time, excluding market-based	449	276	725	(2,023)	1,704	(319)
Total deposits	(289)	(2,836)	(3,125)	(1,993)	(5,348)	(7,341)
Borrowings:
Trust preferred securities	—	—	—	—	2	2
FHLB advances	5,941	(9,390)	(3,449)	1,394	(9,306)	(7,912)
Repurchase agreements	—	—	—	(222)	—	(222)
Total borrowings	5,941	(9,390)	(3,449)	1,172	(9,304)	(8,132)
Total change in interest expense	5,652	(12,226)	(6,574)	(821)	(14,652)	(15,473)
Total change in net interest income	$10,967	$(11,993)	$(1,026)	$13,115	$(27,113)	$(13,998)

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income
Second Quarter of 2014 compared to Second Quarter of 2013
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average interest-earning assets. Net interest income decreased by $1.0 million, or 1%, in the second quarter of 2014 compared to the same period in 2013 due to a decrease in interest income of $7.6 million, or 4%, partially offset by a decrease in interest expense of $6.6 million, or 14%, which was affected by a relatively low interest rate environment coupled with tighter spreads due to a contraction of refinance volume and increase in price competition for new volumes. Our net interest margin decreased by eleven basis points in the second quarter of 2014 compared to the same period in 2013, which was led by a decrease in yields on our interest-earning assets mostly offset by a decrease in interest-bearing liabilities.
Yields on our interest-earning assets decreased by 28 basis points in the second quarter of 2014 compared to the same period in 2013, primarily due to a decrease in yields from our investment securities and loans and leases held for investment partially offset by an increase in yields on our loans held for sale. The decrease in yields on our investment securities is due to paydowns and sales of higher yielding investment securities during 2014 with a weighted average rate of 3.11% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.65%. The sales of higher yielding securities is driven by the Volcker Rule. For more information on the Volcker Rule, see the "Asset and Liability Management and Market Risk" section in this Quarterly Report on Form 10-Q. The lower yields on the purchased securities are consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The decrease in our loans held for investment yields was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 61 basis points in the second quarter of 2014 compared to the same period in 2013 due to continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment. The yield on our commercial and commercial real estate portfolio decreased 28 basis points due to production of current market rate commercial assets coupled with paydowns of higher yielding assets, as well as the sale of certain non-performing assets in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with certain credit impaired assets that were acquired during a period of market dislocation, however we saw declines in noninterest expense due to the reduction of non-performing assets, including salaries and commissions, related to management of those NPAs as well as a reduction in our Federal Deposit Insurance Corporation (FDIC) deposit insurance assessment fees related to those assets. Yields on our equipment financing receivables decreased 211 basis points in the second quarter of 2014 compared to the same period in 2013 due primarily to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale increased 40 basis points in the second quarter of 2014 compared to the same period in 2013 primarily due to the increase in the current market mortgage rates. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates available in the market.
The rate on our interest-bearing liabilities decreased 21 basis points in the second quarter of 2014 compared to the same period in 2013 which was led by a decrease in the rate paid on deposits as well as the relative make-up of our interest bearing liabilities as long term other borrowings made up a smaller percentage of our interest-bearing liability position in the second quarter of 2014 compared to the same period in 2013. The rates paid on our deposits decreased 8 basis points in the second quarter of 2014 compared to the same period in 2013 due to the reduction of interest rates paid on our demand, savings and money market accounts partially offset by an increase in rates paid on our time based deposits. The rates paid on total borrowings decreased 112 basis points in the second quarter of 2014 compared to the same period in 2013 due to the make-up of the other borrowings balance which was used to fund loan acquisitions during the quarter as we ramp up our deposit gathering initiatives to help fund the balance sheet growth experienced in the second quarter.
Average balances of our interest-earning assets increased by $0.5 billion, or 3%, in the second quarter of 2014 compared to the same period in 2013 primarily due to a $2.6 billion increase in loans and leases held for investment. This was partially offset by a $1.4 billion decrease in loans held for sale, a $0.4 billion decrease in investment securities and a $0.4 billion decrease in cash and cash equivalents.
The decrease in the average balance of our agency loans held for sale is primarily a result of decreased refinance origination activity which can be seen throughout the industry. In addition, we continue to focus on balance sheet growth and have retained a majority of our preferred ARM originations into loans held for investment, which had an effect on the balance of loans held for sale in the second quarter of 2014 compared to the same period in 2013. In June 2014, we entered into a forward sales commitment to sell certain longer duration preferred ARM loans at a fixed price and as a result transferred $736 million in loans held for investment to our loans held for sale account on a servicing retained basis which partially offset the decreases in average balance related to the slower origination activity. Please see "Analysis of Statement of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investment securities portfolio is driven primarily by continued principal paydowns as well as the sale of certain investments during 2013 and 2014. The decrease in the average balance of our cash and cash equivalents balance in the second quarter of 2014 compared to the same period in 2013 is due to the increase in our loans held for investment balance, including the purchase of third party GNMA pool buyout loans and strong retained organic loan growth. This was partially offset by a reduction in the average balance of our loans held for sale balances.
The increase in the average balance of our loans held for investment was driven primarily by increases in our residential and equipment financing portfolios. The increase in the average balance of our residential mortgage portfolio is primarily due to the continued origination of our preferred jumbo adjustable rate mortgage (ARM) product for investment as well as several third party acquisitions of GNMA pool buyouts totaling $1.5 billion. In addition, our equipment financing portfolio saw continued strong origination volumes in the second quarter of 2014. Please see "Analysis of Statement of Condition" for additional information on our loans held for investment.
Average balances in our interest-bearing liabilities increased by $0.6 billion, or 4%, in the second quarter of 2014 compared to the same period in 2013 primarily due to an increase in the average balance of our other borrowings driven by an increase in short-term FHLB advances to help fund the balance sheet growth experienced in the second quarter of 2014. This increase was partially offset by a decrease in the average balance of deposits coupled with a decrease in the average balance of long-term FHLB advances.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average interest-earning assets. Net interest income decreased by $14.0 million, or 5%, in the first six months of 2014 compared to the same period in 2013 due to a decrease in interest income of $29.5 million, or 8%, partially offset by a decrease in interest expense of $15.5 million, or 17%. Our net interest margin decreased by seven basis points in the first six months of 2014 compared to the same period in 2013, which was led by a decrease in yields in our interest-earning assets due to tighter spreads resulting from a contraction in refinance volume and price competition for new volumes mostly offset by a decrease in yields on interest bearing liabilities which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 22 basis points in the first six months of 2014 compared to the same period in

2013, primarily due to a decrease in yields from our investment securities and loans and leases held for investment. The yield on our investment securities portfolio decreased 59 basis points due to paydowns and sales of higher yielding investment securities during 2014 with a weighted average rate of 3.11% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.65%. The lower yields on these securities is consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The decrease in our loans held for investment yields was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 42 basis points in the first six months of 2014 compared to the same period in 2013 due to continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment and during periods of market dislocation. The yield on our commercial and commercial real estate portfolio decreased 27 basis points due to production of current market rate commercial assets coupled with paydowns of higher yielding assets, lower prepayment fees as well as the sale of certain non-performing assets in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with certain acquired credit impaired assets that were acquired during a period of market dislocation, however we saw declines in noninterest expense due to the reduction of non-performing assets including salaries and commissions related to management of those non-performing assets (NPAs) as well as a reduction in our Federal Deposit Insurance Corporation (FDIC) deposit insurance assessment fees related to those assets. Yields on our equipment financing receivables decreased 262 basis points in the first six months of 2014 compared to the same period in 2013 due primarily to continued production of leases at current market interest rates coupled with a decline in the leases acquired in the 2010 acquisition of our leasing business which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale increased 42 basis points in the first six months of 2014 compared to the same period in 2013 due primarily to the increase in the current market mortgage rates. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
The rate on our interest-bearing liabilities decreased 18 basis points in the first six months of 2014 compared to the same period in 2013 which was led by a decrease in the rate paid on deposits as well as the relative make-up of our other borrowings balance during the first six months of 2014 compared to the same period in 2013. The rates paid on our deposits decreased 9 basis points in the first six months of 2014 compared to the same period in 2013 due to the reduction of interest rates paid on our demand, savings and money market accounts partially offset by an increase in rates paid on our time based deposits. The rates paid on other borrowings decreased 68 basis points in the second quarter of 2014 compared to the same period in 2013 due to the make-up of the other borrowings balance which was used to fund loan acquisitions during the quarter as we increase our deposit gathering initiatives to help fund the balance sheet growth experienced in the second quarter.
Average balances of our interest-earning assets decreased by $0.5 billion, or 3%, in the first six months of 2014 compared to the same period in 2013 primarily due to a $1.5 billion decrease in loans held for sale, a $0.4 billion decrease in investment securities and a $0.4 billion decrease in cash and cash equivalents. This was partially offset by a $1.7 billion increase in loans and leases held for investment.
The decrease in the average balance of our agency loans held for sale is primarily a result of slower refinance origination activity which can be seen throughout the industry. In addition, we continue to focus on balance sheet growth and have retained a majority of our preferred ARM originations into loans held for investment which had an effect on the average balance of loans held for sale in the first six months of 2014 compared to the same period in 2013. In June 2014, we entered into a forward sales commitment to sell certain longer duration preferred ARM loans at a fixed price and as a result transferred $736 million in loans held for investment to our loans held for sale account. on a servicing retained basis which partially offset the decreases in average balance related to the slower origination activity. Please see "Analysis of Statement of Condition" for additional information on our loans held for sale.
The increase in the average balance of our loans held for investment was driven primarily by increases in our residential and equipment financing portfolios. The increase in the average balance of our residential mortgage portfolio is primarily due to the continued origination of our preferred jumbo adjustable rate mortgage (ARM) product for investment as well as several third party acquisitions of GNMA pool buyouts totaling $1.7 billion. In addition, our equipment finance portfolio saw continued strong origination volumes in the second quarter of 2014. Please see "Analysis of Statement of Condition" for additional information on our loans held for investment.
The decrease in the average balance of our investment securities portfolio is driven primarily by continued principal paydowns as well as the sale of certain investments during 2013 and 2014. The decrease in the average balance of our cash and cash equivalents balance in the first six months of 2014 compared to the same period in 2013 is due to the increase in our loans held for investment balance, including the purchase of third party GNMA pool buyout loans and strong retained organic loan growth. This was partially offset by a reduction in our loans held for sale balances.
Average balances in our interest-bearing liabilities decreased by $0.3 billion, or 2%, in the first six months of 2014 compared to the same period in 2013 primarily due to a decrease in average time deposits and repurchase agreements offset by increases in savings and money market deposit accounts and FHLB advances.
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
Second Quarter of 2014 Compared to Second Quarter of 2013
We recorded a provision for loan and lease losses of $6.1 million in the second quarter of 2014, which is an increase from $29 thousand in the same period in 2013. Provision expense increased $6.1 million in the second quarter of 2014 as compared to the same period in 2013, however such expense remains low primarily due to improving loan performance as a result of a more stable market, increasing property values, which continues to decrease severity upon default, as well as an improvement in the portfolio composition that includes higher credit quality EverBank originated loans. Net charge-offs were $7.1 million in the second quarter of 2014 compared to $3.6 million in the same period in 2013. The increase in charge-offs was driven by $3.0 million in net charge-offs associated with our ACI portfolio, however the NPV and the expected internal rate of return (IRR) of the ACI pools were unaffected by these charge-offs as these were included in the cash flow expectations which drove the impairment in prior periods. The net charge-off ratio was 0.19% in the second quarter of 2014 compared to 0.12% in the same period in 2013.

For further discussion of changes in our allowance for loan and lease losses, please see the "Loan and Lease Quality" section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
We recorded a provision for loan and lease losses of $9.2 million in the first six months of 2014, which is an increase of 372% from $1.9 million in the same period in 2013. Provision expense increased $7.2 million in the first six months of 2014 as compared to the same period in 2013, and such expense remains low primarily due to improving loan performance as a result of a more stable market, increasing property values, which continues to decrease severity upon default, as well as an improvement in the portfolio composition that includes higher credit quality loans originated by EverBank. Net charge-offs were $10.9 million in the first six months of 2014 compared to $10.6 million in the same period in 2013. The net charge-off ratio was 0.16% in the first six months of 2014 compared to 0.17% in the same period in 2013.
For further discussion of changes in our allowance for loan and lease losses, please see the "Loan and Lease Quality" section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Loan servicing fee income	$40,417	$47,192	$87,034	$89,355
Amortization of MSR	(19,026)	(35,945)	(39,598)	(71,023)
Recovery (impairment) of MSR	—	32,572	4,941	45,127
Net loan servicing income	21,391	43,819	52,377	63,459
Gain on sale of loans	47,703	75,837	81,554	158,148
Loan production revenue	5,347	10,063	9,926	19,552
Deposit fee income	4,533	4,290	7,868	10,215
Other lease income	3,806	6,471	8,711	12,882
Other	6,488	6,324	13,416	15,857
Total Noninterest Income	$89,268	$146,804	$173,852	$280,113
Second Quarter of 2014 compared to Second Quarter of 2013
Noninterest income decreased by $57.5 million, or 39%, in the second quarter of 2014 compared to the same period in 2013. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, loan production revenue and other lease income.
Net loan servicing income decreased by $22.4 million, or 51%, in the second quarter of 2014 compared to the same period in 2013. The decrease was primarily due to no impairment or recoveries of MSR recognized in the second quarter of 2014 and $32.6 million in recoveries recognized on the MSR valuation allowance in the second quarter of 2013. In addition, servicing fees decreased by $6.8 million in the second quarter of 2014 primarily due to the sale of $55.5 million of servicing rights to Green Tree Servicing LLC (GTS) on March 28, 2014. These decreases were partially offset by a decrease in amortization of $16.9 million due to the GTS sale and lower projected prepayment speeds as a result of increases in mortgage interest rates, which led to lower refinancing activity along with a decreased impact of government-sponsored refinancing programs, which were elevated in early 2013.
Gain on sale of loans decreased by $28.1 million, or 37%, in the second quarter of 2014 compared to the same period in 2013, primarily driven by lower agency mortgage lending volume. Agency mortgage lending volume decreased by $1.1 billion, or 49%, to $1.1 billion in the second quarter of 2014 compared to the same period in 2013. The decrease in agency mortgage lending volume and the increased pricing competition is consistent with the decline in the overall mortgage origination market. Refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen coupled with fewer borrowers that have a price incentive to refinance under government sponsored programs such as Home Affordability Refinance Program (HARP). Our refinance volume was $865.2 million in the second quarter of 2014 compared to $2.2 billion in the second quarter of 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. Of the $2.2 billion originated in the second quarter of 2014, $1.4 billion was from purchase money business compared to $1.1 billion in the second quarter of 2013. In addition, we continue to focus on organic growth of our balance sheet and originated $923.7 million of our preferred ARM product in the second quarter of 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect to our net interest income and earnings in the future. The decrease in the gain on sale of loans related to the decrease in our loan originations and pricing competition was partially offset by gain on sale related to sales of $343 million of certain interest-only loans as well as the sale of $79.1 million of residential non-performing loans, including troubled debt restructuring (TDRs), in the second quarter of 2014. These loans were selected for sale due to the higher FDIC assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. In addition, the Company sold $43.0 million of re-performing Federal Housing Administration (FHA) loans that are eligible for re-delivery into a GNMA II pool and recognized $4.0 million in gain on sale of loans in the second quarter of 2014 compared to $175.8 million in the same period in 2013.
Loan production revenue decreased by $4.7 million, or 47%, in the second quarter of 2014 compared to the same period in 2013 due to the aforementioned decreases in agency origination volume. Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan which also contributed to the reduction.

Other lease income decreased by $2.7 million, or 41%, in the second quarter of 2014 compared to the same period in 2013 primarily due to decreases in the balance of our operating leases.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Noninterest income decreased by $106 million, or 38%, in the first six months of 2014 compared to the same period in 2013. The decrease in noninterest income was driven primarily by a reduction in net loan servicing income, gain on sale of loans, loan production revenue, other lease income and other noninterest income.
Net loan servicing income decreased by $11.1 million, or 17%, in the first six months of 2014 compared to the same period in 2013. The decrease was primarily due to a $40.2 million decrease in recoveries recognized on the MSR valuation allowance in the first six months of 2014 compared to the same period in 2013. The recoveries of previous valuation allowances are a result of continued decreases in the expected prepayment rates during the period. In addition, servicing fees decreased by $2.3 million in the first six months of 2014 primarily due to the sale of $9.9 billion in unpaid principal balance (UPB) of servicing rights to GTS on March 28, 2014, partially offset by the acquisition of $13.0 billion in UPB of residential servicing rights on April 1, 2013. These decreases were partially offset by a decrease in amortization of $31.4 million due to lower projected prepayment speeds as a result of increases in mortgage interest rates, which led to lower refinancing activity along with a decreased impact of government-sponsored refinancing programs, which were elevated in early 2013.
Gain on sale of loans decreased by $76.6 million, or 48%, in the first six months of 2014 compared to the same period in 2013, primarily driven by lower agency mortgage lending volume. Agency mortgage lending volume decreased by $2.3 billion, or 53%, to $2.0 billion in the first six months of 2014 compared to the same period in 2013. The decrease in agency mortgage lending volume and the increased pricing competition is consistent with the decline in the overall mortgage origination market. Refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen coupled with fewer borrowers that have a price incentive to refinance under government sponsored programs such as HARP. Our refinance volume was $1.8 billion in the first six months of 2014 compared to $4.5 billion in the first six months of 2013. Of the $3.9 billion originated in the first six months of 2014, $2.2 billion was from purchase money business compared to $1.6 billion in the first six months of 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. We originated $1.7 billion of our preferred ARM product in the first six months of 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect to our net interest income and earnings in the future. The decrease in the gain on sale of loans related to the decrease in our loan originations and pricing competition was partially offset by gain on sale related to sales of $343 million of certain interest only loans as well as the sale of $79 million of residential non-performing loans, including troubled debt restructuring (TDRs), in the second quarter of 2014. These loans were selected for sale due to the higher FDIC assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. In addition, the Company sold $179.0 million of re-performing FHA loans that are eligible for re-delivery into a GNMA II pool in the first six months of 2014 compared to $284.1 million in the same period in 2013.
    Loan production revenue decreased by $9.6 million, or 49%, in the first six months of 2014 compared to the same period in 2013 due to the aforementioned decreases in agency origination volume. Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan which also contributed to the reduction.
Other lease income decreased by $4.2 million, or 32%, in the first six months of 2014 compared to the same period in 2013 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $2.4 million, or 15%, in the first six months of 2014 compared to the same period in 2013 primarily due to $4.0 million in income in the first quarter of 2013 related to the recovery of losses experienced on loans and servicing rights previously acquired as well as a decrease of $1.0 million in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition. These decreases were partially offset by a $2.0 million gain on sale of MSR related to the GTS sale in the first quarter of 2014.
On March 28, 2014, we recognized the transfer of servicing rights to GTS as a sale which resulted in a net loss of $3.9 million recognized in other noninterest income, of which a loss of $5.9 million was estimated and recorded in the fourth quarter of 2013 and a gain of $2.0 million was recorded in the first quarter of 2014 upon investor approval. The sales agreement included a customary, temporary subservicing arrangement. Also, we obtained the necessary investor approvals related to the sale of our default servicing platform. The loans associated with both the sale of MSR and the subserviced portfolio transferred in May 2014. The sale and the subservicing arrangement affected our noninterest expense beginning in the second quarter of 2014. The sale also impacted both servicing fees and amortization of MSR.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Salaries, commissions and other employee benefits expense	$95,259	$118,457	$192,953	$228,936
Equipment expense	17,345	20,707	35,993	40,559
Occupancy expense	7,885	7,547	15,957	14,931
General and administrative expense:
Legal and professional fees, excluding consent order expense	7,475	7,363	14,591	14,386
Credit-related expenses	8,765	11,464	16,372	20,819
FDIC premium assessment and other agency fees	7,199	8,358	6,756	22,060
Advertising and marketing expense	4,932	6,320	9,363	16,701
Subservicing expense	2,482	—	2,482	—
Consent order expense	2,099	19,292	2,855	32,223
Other	13,879	14,032	31,210	34,741
Total general and administrative expense	46,831	66,829	83,629	140,930
Total Noninterest Expense	$167,320	$213,540	$328,532	$425,356
Second Quarter of 2014 Compared to Second Quarter of 2013
Noninterest expense decreased by $46.2 million, or 22%, in the second quarter of 2014 compared to the same period in 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits and general and administrative expense.
Salaries, commissions and employee benefits decreased by $23.2 million, or 20%, in the second quarter of 2014 compared to the same period in 2013. The decrease is primarily due to lower headcount in our business as a result of the restructuring and repositioning activities we have executed over the last several quarters. In addition, lower production volumes related to slowed refinance activity continue to drive the decline in commissions expense. Consumer Banking salaries, commissions and employee benefits decreased by $20.0 million in the second quarter of 2014, which included a reduction of headcount associated with the transfer of the default servicing platform in May 2014 as well as a decrease in production. Headcount was down 35%, 13% and 5% in our Consumer Banking, Commercial Banking and Corporate Services reporting segments, respectively, as of June 30, 2014 compared to the same period in 2013.
General and administrative expense decreased by $20.0 million, or 30%, in the second quarter of 2014 compared to the same period in 2013 primarily due to decreases in credit-related expenses and consent order expense.
Credit-related expenses decreased by $2.7 million, or 24%, in the second quarter of 2014 compared to the same period in 2013 primarily due to a reduction in the amount of unrecoverable advance losses related to our government-insured loans.
Consent order expenses decreased by $17.2 million, or 89%, in the second quarter of 2014 compared to the same period in 2013, due to decreases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent order with the Office of the Comptroller of the Currency (OCC) in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Noninterest expense decreased by $96.8 million, or 23%, in the first six months of 2014 compared to the same period in 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits and general and administrative expense.
Salaries, commissions and employee benefits decreased by $36.0 million, or 16%, in the first six months of 2014 compared to the same period in 2013. The decrease is primarily due to lower headcount in our business as a result of the restructuring and repositioning activities we have executed over the last several quarters. In addition, lower production volumes related to slowed refinance activity continue to drive the decline in commissions expense. Consumer Banking salaries, commissions and employee benefits decreased by $28.0 million in the first six months of 2014, which included a reduction of headcount associated with the transfer of the default servicing platform in May 2014 as well as a decrease in production partially offset by an increase in our servicing headcount due to the servicing rights purchased on April 1, 2013. Headcount was down 35%, 13% and 5% in our Consumer Banking, Commercial Banking and Corporate Services reporting segments, respectively, as of June 30, 2014 compared to the same period in 2013.
General and administrative expense decreased by $57.3 million, or 41%, in the first six months of 2014 compared to the same period in 2013 primarily due to decreases in credit-related expenses, FDIC premium assessment and other agency fees, advertising and marketing expense and consent order expense compared to the same period in 2013.
Credit-related expenses decreased by $4.4 million, or 21%, in the first six months of 2014 compared to the same period in 2013 primarily due to a $7.9 million decrease in our repurchase reserve expenses related to our serviced loans and a decrease of $3.2 million due to a reduction in the amount of unrecoverable advance losses related to our government-insured loans. These decreases were partially offset by an increase of $5.9 million in our repurchase reserve expenses related to our originated loans. We describe our reserves for loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
FDIC premium assessment and other agency fees decreased by $15.3 million, or 69%, in the first six months of 2014 compared to the same period in 2013 primarily due to the balance sheet repositioning activities that occurred during the third quarter of 2013 including the sale of non-agency securities with high interest only concentration and the sale of $911.1 million of jumbo preferred fixed rate mortgages as well as an adjustment to our risk assignment in prior quarters, which resulted in a $5.4 million refund of our insurance premium assessments.
Advertising and marketing expense decreased by $7.3 million, or 44%, in the first six months of 2014, compared to the same period in 2013. This decrease is due to a reduction in overall marketing spend related to deposit gathering initiatives and sponsorships due to the balance sheet and business repositioning activities we executed in the first half of 2014.
Consent order expenses decreased by $29.4 million, or 91%, in the first six months of 2014 compared to the same period in 2013, due to decreases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent order with the OCC in 2013.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 6
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Provision for income taxes	$21,234	$28,459	$40,619	$52,703
Effective tax rates	37.9%	38.2%	37.9%	38.2%
For the three and six months ended June 30, 2014 and 2013, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
Segment Results
We evaluate our overall financial performance through three financial reporting segments: Consumer Banking, Commercial Banking, and Corporate Services. To generate financial information by operating segment, we use an internal profitability reporting system which is based on a series of management estimates and allocations. We continually review and refine many of these estimates and allocations, several of which are subjective in nature. Any changes we make to estimates and allocations that may affect the reported results of any business segment do not affect our consolidated financial position or consolidated results of operations.
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
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings and Segment Assets				Table 7A
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Segment Earnings
Consumer Banking	$42,836	$53,712	$75,862	$105,513
Commercial Banking	39,078	45,711	84,215	83,787
Corporate Services	(25,898)	(24,971)	(52,916)	(51,458)
Segment earnings	$56,016	$74,452	$107,161	$137,842
Segment Assets
Consumer Banking	$12,864,427	$12,012,522	$12,864,427	$12,012,522
Commercial Banking	6,973,288	6,381,921	6,973,288	6,381,921
Corporate Services	186,630	194,395	186,630	194,395
Eliminations	(270,525)	(225,966)	(270,525)	(225,966)
Total assets	$19,753,820	$18,362,872	$19,753,820	$18,362,872

The following tables summarize segment income and total assets for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net interest income (loss)	$79,994	$61,780	$(1,583)	$—	$140,191
Provision for loan and lease losses	1,738	4,385	—	—	6,123
Net interest income (loss) after provision for loan and lease losses	78,256	57,395	(1,583)	—	134,068
Total noninterest income	79,680	9,302	286	—	89,268
Total noninterest expense	115,100	27,619	24,601	—	167,320
Income (loss) before income tax	$42,836	$39,078	$(25,898)	$—	$56,016

Business Segments Selected Financial Information					Table 7C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net interest income (loss)	$78,354	$64,437	$(1,574)	$—	$141,217
Provision for loan and lease losses	1,233	(1,204)	—	—	29
Net interest income (loss) after provision for loan and lease losses	77,121	65,641	(1,574)	—	141,188
Total noninterest income	134,020	12,535	249	—	146,804
Total noninterest expense	157,429	32,465	23,646	—	213,540
Income (loss) before income tax	$53,712	$45,711	$(24,971)	$—	$74,452

Business Segments Selected Financial Information					Table 7D
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Six Months Ended June 30, 2014
Net interest income (loss)	$152,118	$122,084	$(3,167)	$—	$271,035
Provision for loan and lease losses	3,490	5,704	—	—	9,194
Net interest income (loss) after provision for loan and lease losses	148,628	116,380	(3,167)	—	261,841
Total noninterest income	154,011	19,418	423	—	173,852
Total noninterest expense	226,777	51,583	50,172	—	328,532
Income (loss) before income tax	$75,862	$84,215	$(52,916)	$—	$107,161

Business Segments Selected Financial Information					Table 7E
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Six Months Ended June 30, 2013
Net interest income (loss)	$156,883	$131,295	$(3,145)	$—	$285,033
Provision for loan and lease losses	2,439	(491)	—	—	1,948
Net interest income (loss) after provision for loan and lease losses	154,444	131,786	(3,145)	—	283,085
Total noninterest income	254,985	24,720	408	—	280,113
Total noninterest expense	303,916	72,719	48,721	—	425,356
Income (loss) before income tax	$105,513	$83,787	$(51,458)	$—	$137,842

Consumer Banking

Consumer Banking			Table 8
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income	$79,994	$78,354	$152,118	$156,883
Provision for loan and lease losses	1,738	1,233	3,490	2,439
Net interest income after provision for loan and lease losses	78,256	77,121	148,628	154,444
Noninterest income
Net loan servicing income (loss)	21,085	43,846	51,896	63,449
Gain on sale of loans	47,702	75,949	81,020	158,062
Loan production revenue	4,318	9,143	8,353	18,022
Deposit fee income	4,514	4,269	7,828	10,171
Other	2,061	813	4,914	5,281
Total noninterest income	79,680	134,020	154,011	254,985
Noninterest expense:
Salaries, commissions and other employee benefits expense	54,737	74,762	114,490	142,521
Equipment and occupancy expense	13,627	14,589	27,493	28,416
General and administrative expense	46,736	68,078	84,794	132,979
Total noninterest expense	115,100	157,429	226,777	303,916
Segment earnings	$42,836	$53,712	$75,862	$105,513
Second Quarter of 2014 compared to Second Quarter of 2013
Consumer Banking segment earnings decreased by $10.9 million, or 20%, in the second quarter of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest income partially offset by a decrease in noninterest expense.
Net interest income increased by $1.6 million, or 2%, in the second quarter of 2014 compared to the same period in 2013 due to a decrease in interest income of $5.3 million offset by a decrease in interest expense of $6.9 million in the second quarter of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $54.3 million, or 41%, in the second quarter of 2014 compared to the same period in 2013. The decrease was driven by a decrease in gain on sale of loans of $28.2 million coupled by a decrease in net loan servicing income and loan production revenue of $22.8 million and $4.8 million, respectively, in the second quarter of 2014 compared to the same period in 2013. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $42.3 million, or 27%, in the second quarter of 2014 compared to the same period in 2013. The decrease in the second quarter of 2014 was primarily due to decreases in salaries, commissions and employee benefits and general and administrative expense.
Salaries, commissions, and employee benefits decreased by $20.0 million, or 27%, in the second quarter of 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in headcount of 35% at June 30, 2014 compared to the same period in 2013 in addition to decreases in mortgage lending volumes which decreased commissions by $4.7 million in the second quarter of 2014.
General and administrative expense decreased by $21.3 million, or 31%, in the second quarter of 2014 compared to the same period in 2013 due to decreases in consent order expenses and other credit related expenses. Consent order expenses decreased by $17.2 million in the second quarter of 2014 compared to the same period in 2013 as a result of the settlement of our consent order with the OCC in 2013, which required significant third party costs in the second quarter of 2013.
Credit-related expenses decreased by $2.6 million, or 31%, in the second quarter of 2014, compared to the same period in 2013 primarily due to a reduction in losses on nonrecoverable advances associated with our government insured loans. This was also affected by an increase in repurchase reserve expenses. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Consumer Banking segment earnings decreased by $29.7 million, or 28%, in the first six months of 2014 compared to the same period in 2013, primarily due to a decrease in noninterest income partially offset by a decrease in noninterest expense.
Net interest income decreased by $4.8 million, or 3%, in the first six months of 2014 compared to the same period in 2013 due to a decrease in interest income of $20.8 million in the first six months of 2014 partially offset by a decrease in interest expense of $16.1 million in the first six months of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $101.0 million, or 40%, in the first six months of 2014 compared to the same period in 2013. The decrease was driven by a decrease in gain on sale of loans of $77.0 million coupled by a decrease in net loan servicing income and loan production revenue of $11.6 million and $9.7 million, respectively, in the first six months of 2014 compared to the same period in 2013. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $77.1 million, or 25%, in the first six months of 2014 compared to the same period in 2013. The decrease in the first six months of 2014 was primarily due to decreases in salaries, commissions and employee benefits and general and administrative expenses.

Salaries, commissions, and employee benefits decreased $28.0 million, or 20%, in the first six months of 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in headcount of 35% at June 30, 2014 compared to the same period in 2013 in addition to decreases in mortgage lending volumes, which decreased commissions by $8.0 million in the first six months of 2014. A decrease in salaries, commissions and employee benefits was also due to more salaries deferred as a result of more retained preferred ARMs in the current period compared to preferred ARMs originated into held for sale in the prior period.
General and administrative expenses decreased by $48.2 million, or 36%, in the first six months of 2014 compared to the same period in 2013 primarily due to decreases in FDIC fees, consent order expenses, advertising, and other credit related expenses. Consent order expenses decreased by $26.3 million in the first six months of 2014, compared to the same period in 2013, as a result of the settlement of our consent order in 2013, which required significant third party costs for the first six months of 2013. FDIC fees attributed to the segment decreased by $9.6 million in the first six months of 2014 compared to the same period in 2013 due to a lower concentration of so called "higher risk" asset classes due to some of the asset repositioning activities over the last several quarters, as well as a favorable adjustment to our previously paid FDIC fees in first quarter of 2014. Advertising expenses decreased $13.0 million in the first six months of 2014 compared to the same period in 2013 primarily due to slowed deposit gathering initiatives resulting from slowed balance sheet growth and repositioning of our asset balances. Other credit related expenses decreased by $2.6 million in the first six months of 2014 compared to the same period in 2013 primarily due to a reduction in losses on nonrecoverable advances associated with our government insured loans. This was also affected by an increase in repurchase reserve expenses on our originated loans. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.
Commercial Banking

Commercial Banking				Table 9
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income	$61,780	$64,437	$122,084	$131,295
Provision for loan and lease losses	4,385	(1,204)	5,704	(491)
Net interest income after provision for loan and lease losses	57,395	65,641	116,380	131,786
Noninterest income:
Loan production revenue	1,029	919	1,573	1,530
Other lease income	3,806	6,471	8,711	12,882
Other	4,467	5,145	9,134	10,308
Total noninterest income	9,302	12,535	19,418	24,720
Noninterest expense
Salaries, commissions and other employee expense	16,661	19,058	30,763	38,570
Equipment and occupancy expense	4,763	7,308	11,111	14,460
General and administrative expense	6,195	6,099	9,709	19,689
Total noninterest expense	27,619	32,465	51,583	72,719
Segment earnings	$39,078	$45,711	$84,215	$83,787
Second Quarter of 2014 compared to Second Quarter of 2013
Commercial Banking segment earnings decreased by $6.6 million, or 15%, in the second quarter of 2014 compared to the same period in 2013 primarily due to a decrease in net interest income after provision for loan and lease losses and noninterest income partially offset by a decrease in noninterest expense.
Net interest income decreased by $2.7 million, or 4%, in the second quarter of 2014 compared to the same period in 2013 due to a decrease in interest income of $2.3 million in the second quarter of 2014 coupled with a increase in interest expense of $0.3 million in the second quarter of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses decreased by an additional $5.6 million due to increases in the provision. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income in our Commercial Banking segment decreased by $3.2 million, or 26%, in the second quarter of 2014 compared to the same period in 2013. The decrease was driven by lower lease income as a result of a decrease in our equipment under operating leases as well as elevated prepayment income associated with commercial loans serviced in 2013 and lower servicing fees on the commercial loans serviced acquired in the BPL acquisition.
Noninterest expense decreased by $4.8 million, or 15%, in the second quarter of 2014 compared to the same period in 2013 primarily due to decreases in salaries, commissions, and employee benefits and equipment and occupancy expenses. Salaries, commissions, and employee benefits decreased by $2.4 million in the second quarter of 2014 compared to the same period in 2013 due to certain restructuring activities including the alignment and integration of our commercial lending platforms and the sale of non-performing assets consummated in the fourth quarter of 2013 which reduced staffing levels required to manage the non-performing assets. Equipment and occupancy expense decreased $2.5 million in the second quarter of 2014 compared to the same period in 2013 as a result of the same restructuring and alignment activities described above.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Commercial Banking segment earnings increased by $0.4 million, or 1%, in the first six months of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest expense partially offset by a decrease in net interest income after provision for loan and leases losses and noninterest income.

Net interest income decreased by $9.2 million, or 7%, in the first six months of 2014 compared to the same period in 2013 due to a decrease in interest income of $8.6 million in the first six months of 2014 coupled with an increase in interest expense allocated to the segment of $0.6 million in the first six months of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses decreased by an additional $6.2 million due to increases in the provision for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income in our Commercial Banking segment decreased by $5.3 million, or 21%, in the first six months of 2014 compared to the same period in 2013. The decrease was driven by elevated prepayment income associated with commercial loans serviced in 2013 and lower servicing fees on the commercial loans serviced that were acquired in the BPL acquisition.
Noninterest expense decreased by $21.1 million, or 29%, in the first six months of 2014 compared to the same period in 2013 primarily due to decreases in salaries, commissions, and employee benefits, occupancy and equipment and general and administrative expenses.
Salaries, commissions, and employee benefits decreased by $7.8 million, or 20%, in the first six months of 2014 compared to the same period in 2013 due to certain restructuring activities including the alignment and integration of our commercial lending platforms and the sale of non-performing assets consummated in the fourth quarter of 2013, which reduced staffing levels required to manage the non-performing assets. Equipment and occupancy expense decreased $3.3 million in the first six months of 2014 compared to the same period in 2013 as a result of the same restructuring and alignment activities described above. General and administrative expenses decreased by $10.0 million in the first six months of 2014 compared to the same period in 2013. The decrease in the first six months of 2014 was primarily driven by decreases in our FDIC insurance assessments of $5.7 million in the first six months of 2014, compared to the same period in 2013, due to balance sheet repositioning in late 2013 and 2014, including the sale of nonperforming assets, which impacts our ongoing FDIC assessment. The FDIC assessment expense was also impacted by a positive adjustment to our risk assessment in prior quarters, which resulted in a $5.4 million refund of our previously paid insurance assessments.
Corporate Services

Corporate Services				Table 10
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income (loss) after provision for loan and lease losses	$(1,583)	$(1,574)	$(3,167)	$(3,145)
Total noninterest income	286	249	423	408
Noninterest expense:
Salaries, commissions and employee benefits	23,861	24,637	47,700	47,845
Equipment and occupancy	6,840	6,357	13,346	12,614
Other general and administrative	9,728	12,758	20,347	29,649
Intersegment allocations	(15,828)	(20,106)	(31,221)	(41,387)
Total noninterest expense	24,601	23,646	50,172	48,721
Segment earnings	$(25,898)	$(24,971)	$(52,916)	$(51,458)
Second Quarter of 2014 compared to Second Quarter of 2013
Corporate Services segment loss increased by $0.9 million, or 4%, in the second quarter of 2014 compared to the same period in 2013 primarily due to an increase in noninterest expense.
Noninterest expense increased by $1.0 million, or 4%, in the second quarter of 2014 compared to the same period in 2013 primarily due to a decrease in intersegment allocations partially offset by decreases in salaries, commissions and employee benefits and other general and administrative expense.
Salaries, commissions and employee benefits decreased by $0.8 million, or 3%, due to a decrease in headcount of 5% as of June 30, 2014 compared to the same period in 2013. The decrease was driven by an overall headcount reduction in the supported Consumer Banking and Commercial Banking segments as well as additional cost containment initiatives.
General and administrative expense decreased $3.0 million, or 24%, in the second quarter of 2014 compared to the same period in 2013 due to a reduction in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the reduction in advertising and marketing had a direct effect on the amount of intersegment allocations. Intersegment allocations decreased by $4.3 million, or 21%, in the second quarter of 2014 compared to the same period in 2013 as a result of certain repositioning activities, which impacted Corporate Services headcount, which is the primary driver of intersegment allocations.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Corporate Services segment loss increased by $1.5 million, or 3%, in the first six months of 2014 compared to the same period in 2013. Noninterest expense increased by 1.5 million, or 3%, in the first six months of 2014 compared to the same period in 2013.
General and administrative decreased $9.3 million, or 31%, in the first six months of 2014 compared to the same period in 2013 due to a reduction in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the reduction in advertising and marketing had a direct effect on the amount of intersegment allocations. Intersegment allocations decreased by $10.2 million, or 25%, in the first six months of 2014 compared to the same period in 2013 as a result of certain repositioning activities, which impacted Corporate Services headcount, which is the primary driver of intersegment allocations.

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
The following tables show the amortized cost and fair value of investment securities as of June 30, 2014 and December 31, 2013:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2014
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$1,019,143	$10,878	$2,669	$1,027,352	$1,027,352
Asset-backed securities (ABS)	2,140	—	430	1,710	1,710
Other	289	316	—	605	605
Total available for sale securities	1,021,572	11,194	3,099	1,029,667	1,029,667
Held to maturity:
Residential CMO securities - agency	35,651	1,190	1	36,840	35,651
Residential Mortgage Backed Securities (MBS) - agency	82,963	1,617	455	84,125	82,963
Total held to maturity securities	118,614	2,807	456	120,965	118,614
Total investment securities	$1,140,186	$14,001	$3,555	$1,150,632	$1,148,281

December 31, 2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	1,104,370	15,590	4,333	1,115,627	1,115,627
Held to maturity:
Residential CMO securities - agency	41,347	1,408	5	42,750	41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	107,312	2,162	1,553	107,921	107,312
Total investment securities	$1,211,682	$17,752	$5,886	$1,223,548	$1,222,939
Residential — Nonagency
At June 30, 2014, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.0 billion, or 89%, of our investment securities portfolio. Our residential nonagency CMO securities decreased to $1.0 billion from $1.1 billion at June 30, 2014 and December 31, 2013, respectively, or 7%, as principal payments received of $159.2 million were partially offset by the purchase of $80.1 million in additional securities.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $644.9 million, or 63%, of our residential nonagency CMO investment securities at June 30, 2014.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At June 30, 2014, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 730, a weighted average amortized loan-to-value ratio, or LTV, of 61%, and was seasoned an average of 115 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the three and six months ended June 30, 2014, we sold residential nonagency CMO securities with a book value of $2.6 million and recorded net securities gains totaling $1.3 million. During the first six months of 2013, there were no sales of residential nonagency CMO securities.

Residential — Agency
At June 30, 2014, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $35.7 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $83.1 million, or 7%, of our investment securities portfolio. The residential agency CMO and MBS available for sale securities are included in Other in the table above. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $5.7 million, or 14%, to $35.7 million at June 30, 2014 from $41.4 million at December 31, 2013 primarily due to principal payments received. Our residential agency MBS securities increased by $17.0 million, or 26%, to $83.1 million at June 30, 2014, from $66.2 million at December 31, 2013 primarily due to purchases of $19.5 million in additional securities partially offset by principal payments received.
Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at June 30, 2014 and December 31, 2013:

Loans Held for Sale		Table 12A
(dollars in thousands)	June 30, 2014	December 31, 2013
Mortgage warehouse (carried at fair value)	$673,400	$613,459
Other residential (carried at fair value)	156,546	58,912
Total loans held for sale carried at fair value	829,946	672,371
Government insured pool buyouts	114,751	53,823
Other residential	759,709	8,939
Commercial and commercial real estate	—	56,249
Total loans held for sale carried at lower of cost or market	874,460	119,011
Total loans held for sale	$1,704,406	$791,382
Mortgage Warehouse
At June 30, 2014, agency mortgage warehouse loans accounted for at fair value totaled $673.4 million, or 40%, of our total loans held for sale portfolio. Our mortgage warehouse loans are comprised of agency deliverable products that we typically sell within three months subsequent to origination. We hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Given the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans accounted for at fair value increased by $59.9 million, or 10%, from December 31, 2013 due to the lower interest rates experienced late in the second quarter of 2014 compared to the fourth quarter of 2013.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	June 30, 2014	December 31, 2013
30 days or less	$424,551	$378,736
31- 90 days	235,378	199,743
Greater than 90 days	13,471	34,980
	$673,400	$613,459
Subsequent to June 30, 2014, we sold $5.8 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $7.7 million of warehouse loans, held for more than 90 days, were made up of conforming or government product and were current at June 30, 2014.
Other Residential Loans Carried at Fair Value
At June 30, 2014, our other residential loans carried at fair value totaled $156.5 million, or 9%, of our total loans held for sale portfolio. The Company has elected the fair value option of accounting under U.S. GAAP for certain longer duration residential jumbo mortgage loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. During the six months ended June 30, 2014, we originated $264.1 million and sold $141.4 million of other residential loans carried at fair value.
Government Insured
At June 30, 2014, our government insured pool buyout loans totaled $114.8 million, or 7%, of our total loans held for sale portfolio. During the three and six months ended June 30, 2014, we transferred $43.5 million and $181.0 million, respectively of conforming mortgages to GNMA in exchange for mortgage-backed securities. At June 30, 2014, there were $113.0 million in GNMA securities that were transferred and included in the loans held for sale balance for which we retained effective control of the assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.

Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM totaled $759.7 million, or 44%, of our total loans held for sale portfolio. Due to the recent 2014 acquisitions of GNMA pool buyouts, the Company transferred $735.8 million of residential loans from held for investment (HFI) to held for sale (HFS) and contemporaneously entered into a forward sales commitment to sell $749 million in UPB of longer duration preferred ARMs in June 2014 with an expected settlement date in August 2014. These loans are being sold on a servicing retained basis.
Commercial and Commercial Real Estate
Commercial and commercial real estate loans represent revolving credit facilities to other specialty finance companies, where the Company is lead agent. As lead agent the Company holds a portion of each facility within its commercial loans held for investment portfolio with the remaining portion being held with the intent to sell. Our commercial and commercial real estate portfolio decreased from $56.2 million at December 31, 2013 to $0 at June 30, 2014. The reduction was primarily due to loans sales of $79.3 million, transfers to held for sale of $31.6 million and paydowns and payoffs on existing loans.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at June 30, 2014 and at December 31, 2013:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	June 30, 2014	December 31, 2013
Residential mortgages:
Residential	$5,205,043	$5,153,106
Government insured pool buyouts	3,197,348	1,891,637
Commercial and commercial real estate	5,170,369	4,812,970
Equipment financing receivables	1,577,525	1,237,941
Home equity lines	138,886	151,916
Consumer and credit card	5,473	5,154
Total loans and leases, net of discounts	15,294,644	13,252,724
Allowance for loan and lease losses	(56,728)	(63,690)
Total loans and leases, net	$15,237,916	$13,189,034
The balances presented above include:
Net purchase loan and lease discounts	$53,134	$102,416
Net deferred loan and lease origination costs	69,849	54,107
Residential Mortgage Loans
At June 30, 2014, our residential mortgage loans totaled $5.2 billion, or 34%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $51.9 million, or 1%, to $5.2 billion at June 30, 2014 from $5.2 billion at December 31, 2013. The increase was due primarily to retained originations of $1.7 billion partially offset by the transfer of $1.2 billion in UPB of loans from HFI to HFS in June as well as paydowns and payoffs of existing loans.
Government Insured Buyouts
At June 30, 2014, our government insured buyout loan portfolio totaled $3.2 billion, or 21%, of our total loans held for investment portfolio. Government insured pool buyouts increased by $1.3 billion, or 69%, from $1.9 billion at December 31, 2013. The increase was primarily the result of mortgage pool buyout purchases of $1.8 billion, partially offset by $242.3 million of loans transferred from loans held for investment to loans held for sale, and $184.4 million of delinquent loans reaching foreclosure, with the remaining decline the product of paydowns and payoffs of existing loans.
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

Under these government programs, servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). As a result, operational capacity poses a risk to the potential claim payment through missed servicing milestones. For acquired pool buyouts, we, in general, purchase loans early in the default cycle to obtain control of the files before processing errors jeopardize claims.
Commercial and Commercial Real Estate Loans
At June 30, 2014, our commercial and commercial real estate loans, which include owner-occupied and non-owner occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $5.2 billion, or 34%, of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $357.4 million or 7%, to $5.2 billion at June 30, 2014 from $4.8 billion at December 31, 2013. This change was primarily due to origination activity of $443.4 million, increases in utilization by existing customers on lines of credit of $250.3 million, partially offset by paydowns of $305.3 million and $29.9 million of loans being transferred from HFI to HFS. The increase in utilization by existing customers was driven largely by growth within our mortgage warehouse business, which provides short-term revolving facilities to mid-sized, high-quality mortgage banking companies. These facilities are primarily collateralized by agency and government residential loans originated by our clients.
Equipment Financing Receivables
Equipment financing receivables increased by $339.6 million, or 27%, to $1.6 billion, or 10%, of our total held for investment loan and lease portfolio at June 30, 2014 from $1.2 billion at December 31, 2013. The increase was the result of originations of $490.7 million, acquisitions of $86.0 million and earned income of $34.3 million, partially offset by paydowns on existing loan and lease receivables of $262.4 million, amortization of deferred origination costs of $7.2 million, charge-offs of $2.2 million, transfers to HFS of $4.0 million and loan and lease expirations and disposals. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At June 30, 2014, our home equity lines totaled $138.9 million, or 1%, of our total held for investment loan and lease portfolio, a decrease of $13.0 million, or 9%, from $151.9 million at December 31, 2013, primarily due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At June 30, 2014, consumer and credit card loans, in the aggregate, totaled $5.5 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and six months ended June 30, 2014 and 2013:

Change in Mortgage Servicing Rights				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$446,493	$375,641	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	10,552	27,491	22,104	50,992
Acquired servicing rights	—	63,555	—	63,555
Sale of servicing rights	—	—	(55,547)	—
Amortization	(19,026)	(35,945)	(39,598)	(71,023)
Decrease (increase) in valuation allowance	—	32,572	4,941	45,127
Other	(424)	(596)	(985)	(1,792)
Balance, end of period	$437,595	$462,718	$437,595	$462,718
Valuation allowance:
Balance, beginning of period	$3,071	$90,408	$8,012	$102,963
Recoveries	—	(32,572)	(4,941)	(45,127)
Balance, end of period	$3,071	$57,836	$3,071	$57,836
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights decreased by $16.9 million, or 62%, in the second quarter of 2014 compared to the same period in 2013, and by $28.9 million, or 57%, during the six months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily due to lower mortgage lending volume of $1.0 billion and $2.2 billion for the three and six months ended June 30, 2014 compared to the same periods in 2013. Volumes have decreased as a result of the overall refinance activity in the market continuing to decline as the incentive for refinance activity has fallen as interest rates have risen.
Acquired servicing rights decreased $63.6 million for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the purchase of servicing rights of Fannie Mae residential servicing assets on April 1, 2013.
Sale of servicing rights increased by $55.5 million for the six months ended June 30, 2014 compared to the same period in 2013 due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014, which transferred in May 2014.

Amortization expense decreased by $16.9 million, or 47%, in the second quarter of 2014 compared to the same period in 2013, and by $31.4 million, or 44%, during the six months ended June 30, 2014 compared to the same period in 2013. The decrease in amortization expense was due to lower refinancing activity resulting in lower prepayment speeds compared to the same period in 2013. Annualized amortization rates as of June 30, 2014 and 2013 approximated 16.5% and 26.7%, respectively.
A decrease in actual prepayment speeds as compared to previously expected speeds was the primary driver for the recovery of the MSR valuation allowance during the six months ended June 30, 2014 compared to the same period in 2013. At June 30, 2014, we estimate that approximately 19.8% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 12.6% at June 30, 2014.
Other Assets
The following table sets forth other assets by category as of June 30, 2014 and December 31, 2013:

Other Assets		Table 15
(dollars in thousands)	June 30, 2014	December 31, 2013
Foreclosure claims receivable, net of allowance of $15,533 and $14,398, respectively	$224,174	$208,226
Accrued interest receivable	121,321	66,782
Servicing advances, net of allowance of $11,996 and $10,995 respectively	92,078	225,436
Corporate advances, net of allowance of $5,202 and $6,168, respectively	69,463	64,702
Goodwill	46,859	46,859
Margin receivable, net	35,070	6,370
Income taxes receivable, net	30,433	71,372
Fair value of derivatives, net	29,612	28,170
Other real estate owned (OREO), net of allowance of $457 and $5,958, respectively	25,530	29,034
Prepaid assets	13,439	12,270
Intangible assets, net	4,759	5,813
Other	48,415	49,840
	$741,153	$814,874
Other assets decreased by $73.7 million, or 9%, to $741.2 million at June 30, 2014 from $814.9 million at December 31, 2013. The decrease was driven primarily by decreases in servicing advances and income taxes receivable, which were partially offset by an increase in accrued interest receivable, margin receivable and foreclosure claims receivable.
Servicing advances decreased $133.4 million, or 59%, from December 31, 2013 to June 30, 2014 primarily due to $115.0 million of escrow advances transferred to GTS in May 2014 as a result of the default servicing platform and MSR sale.
Income taxes receivable decreased by $40.9 million, or 57%, from December 31, 2013 to June 30, 2014. The decrease was primarily due to an increase in current income tax expense for the period.
Accrued interest receivable increased by $54.5 million, or 82%, from December 31, 2013 to June 30, 2014. The increase was due primarily to the purchase of $1.7 billion in GNMA pool buyouts for the six months ended June 30, 2014. These loans are acquired as delinquent loans with the FHA insuring the investor's receipt of the debenture rate of interest which is typically tied to the 10 year treasury yield. At purchase date, we recorded accrued interest receivable of $52.4 million related to these loans.
Margin receivable increased by $28.7 million at June 30, 2014, compared to December 31, 2013. The increase was primarily attributable to an increase in collateral posted for certain derivative trading activity related to hedging of our pipeline that is not subject to a master netting arrangement. The fair value of our forward sales commitments declined from December 31, 2013 and as a result we were required to pledge more collateral. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Foreclosure claims receivable increased by $15.9 million, or 8%, from December 31, 2013 to June 30, 2014. The increase was primarily due to a decrease in conveyance of properties and the claims associated with those loans.
Deferred Tax Asset
Our net deferred tax asset increased by $3.0 million to $54.4 million at June 30, 2014 from $51.4 million at December 31, 2013. The increase was primarily due to changes in other comprehensive income and an increase in reserve balances. The net deferred tax asset was also impacted by a decrease in the deferred tax liability balance as a result of the sale of mortgage servicing rights to GTS.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased by $1.3 million to a loss of $53.9 million at June 30, 2014, from a loss of $52.6 million at December 31, 2013, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps and debt securities partially offset by the reclassifications of unrealized losses during the period into income.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at June 30, 2014 and December 31, 2013:

Carrying Value of ACI Loans			Table 16
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
June 30, 2014
UPB or contractual net investment	$2,183,758	$277,579	$2,461,337
Plus: contractual interest due or unearned income	2,529,889	113,804	2,643,693
Contractual cash flows due	4,713,647	391,383	5,105,030
Less: nonaccretable difference	2,387,964	35,161	2,423,125
Less: Allowance for loan losses	4,683	8,025	12,708
Expected cash flows	2,321,000	348,197	2,669,197
Less: accretable yield	180,575	71,893	252,468
Carrying value	$2,140,425	$276,304	$2,416,729
Carrying value as a percentage of UPB or contractual net investment	98%	100%	98%
December 31, 2013
UPB or contractual net investment	$696,222	$339,179	$1,035,401
Plus: contractual interest due or unearned income	578,945	101,297	680,242
Contractual cash flows due	1,275,167	440,476	1,715,643
Less: nonaccretable difference	522,589	39,208	561,797
Less: Allowance for loan losses	4,925	9,834	14,759
Expected cash flows	747,653	391,434	1,139,087
Less: accretable yield	101,183	59,663	160,846
Carrying value	$646,470	$331,771	$978,241
Carrying value as a percentage of UPB or contractual net investment	93%	98%	94%
In our residential ACI portfolio, no significant impairment was recognized for the six months ended June 30, 2014. Within this portfolio, we also reclassified $9.7 million from nonaccretable difference to accretable yield due to increases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, no significant impairment was recognized for the six months ended June 30, 2014. Within this portfolio, we reclassified $22.8 million from nonaccretable difference to accretable yield due to increases in cash flow expectations.
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
For purposes of disclosure in the table below, we exclude government insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans from non-performing status because we expect to fully collect their new carrying value which reflects purchase discounts. If we are unable to reasonably estimate future cash flows, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.

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

Non-Performing Assets (1)		Table 17
(dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$22,212	$59,526
Home equity lines	1,903	3,270
Other consumer and credit card	20	18
Commercial Banking:
Commercial and commercial real estate	44,172	18,569
Equipment financing receivables	6,475	4,527
Total nonaccrual loans and leases	74,782	85,910
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	74,782	85,910
Other real estate owned	25,530	29,034
Total non-performing assets	100,312	114,944
Troubled debt restructurings less than 90 days past due	16,687	76,913
Total NPA and TDR (1)	$116,999	$191,857
Total NPA and TDR	$116,999	$191,857
Government insured 90 days or more past due still accruing	2,424,166	1,039,541
Loans accounted for under ASC 310-30:
90 days or more past due	23,159	10,083
Total regulatory NPA and TDR	$2,564,324	$1,241,481
Adjusted credit quality ratios: (1)
NPL to total loans	0.44%	0.61%
NPA to total assets	0.51%	0.65%
NPA and TDR to total assets	0.59%	1.09%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	14.89%	8.12%
NPA to total assets	12.90%	6.60%
NPA and TDR to total assets	12.98%	7.04%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $74.9 million, or 39%, to $117.0 million at June 30, 2014 from $191.9 million at December 31, 2013. This decrease was primarily attributable to a $11.1 million decrease in nonaccrual loans and leases and a $60.2 million decrease in TDRs less than 90 days past due. The decrease in nonaccrual loans was primarily attributable to a decrease in residential nonaccrual loans of $37.3 million, or 63%, offset partially by a $25.6 million increase in commercial and commercial real estate nonaccrual loans. The decreases in residential nonaccrual loans and TDRs less than 90 days past due were both due to the sale of residential mortgage loans during the second quarter of 2014. The increases in commercial nonaccrual loans were the result of our periodic credit reviews and additional information that was made available to us in the second quarter of 2014. The main reason for the downgrades was the review of these borrower’s ability to repay the debt based on operations or other forms of subordinate support coupled with deteriorated collateral values since origination.
Total regulatory NPA and TDR increased by $1.3 billion, or 107%, to $2.6 billion at June 30, 2014 from $1.2 billion at December 31, 2013. This increase was primarily attributable to a $1.4 billion increase in government insured 90 days or more past due still accruing due to acquisitions of government insured pool buyouts of $1.5 billion during the second quarter of 2014.
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
In addition to the problem loans described above, as of June 30, 2014, we had special mention loans and leases totaling $43.5 million, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases decreased by $2.5 million, or 5%, to $43.5 million at June 30, 2014, from $46.0 million at December 31, 2013. Loans and leases rated as special mention totaled $43.5 million, or 0.3%, of the total loan portfolio at June 30, 2014, including $8.2 million acquired from Bank of Florida and $21.2 million acquired in the BPL acquisition.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 18
	June 30, 2014			December 31, 2013
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$15,738	$4,683	$20,421	$21,572	$4,925	$26,497
Commercial and commercial real estate	19,918	8,025	27,943	20,153	9,834	29,987
Equipment financing receivables	5,565	—	5,565	4,273	—	4,273
Home equity lines	2,667	—	2,667	2,812	—	2,812
Consumer and credit card	132	—	132	121	—	121
Total ALLL	$44,020	$12,708	$56,728	$48,931	$14,759	$63,690
ALLL as a percentage of loans and leases held for investment	0.34%	0.52%	0.37%	0.40%	1.49%	0.48%

Residential mortgages	$6,257,283	$2,145,108	$8,402,391	$6,393,348	$651,395	$7,044,743
Commercial and commercial real estate	4,886,040	284,329	5,170,369	4,471,365	341,605	4,812,970
Equipment financing receivables	1,577,525	—	1,577,525	1,237,941	—	1,237,941
Home equity lines	138,886	—	138,886	151,916	—	151,916
Consumer and credit card	5,473	—	5,473	5,154	—	5,154
Total loans and leases held for investment	$12,865,207	$2,429,437	$15,294,644	$12,259,724	$993,000	$13,252,724
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $605.5 million, or 5%, to $12.9 billion at June 30, 2014 from $12.3 billion at December 31, 2013. The increase is primarily attributable to new originations.
Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $136.1 million, or 2%, to $6.3 billion at June 30, 2014, from $6.4 billion at December 31, 2013. The ALLL for residential mortgages, excluding ACI loans, decreased by $5.8 million, or 27%, to $15.7 million at June 30, 2014, from $21.6 million at December 31, 2013 due to the transfer of $5.0 million of specific reserves to loans held for sale in conjunction with the sale of non-performing and TDR loans as discussed in Note 4 as well as the continued performance of our high credit quality residential first portfolio. Charge-off activity for residential mortgages decreased by 40% to $5.0 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The table below presents our residential mortgage portfolio, excluding government insured, by vintage year and by product type. The table below further segregates our portfolio between loans that were originated by the Company and those that were acquired. The differentiation made between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses.

Residential Mortgage Loans Held for Investment Analysis			Table 19
June 30, 2014	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2014	Total
Originated residential loans:
Jumbo 5/1	$147,542	$1,185,297	$1,332,839
Jumbo 7/1	48,163	1,405,203	1,453,366
Jumbo 10/1	51,272	880,077	931,349
Jumbo fixed	3,892	76,646	80,538
Other originated	257,854	104,703	362,557
Total originated residential loans	508,723	3,651,926	4,160,649
Acquired or repurchased residential loans:
Loan repurchases	29,103	40,603	69,706
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	728,612	186,764	915,376
ASC 310-30 (ACI loan acquisitions)	58,981	331	59,312
Total acquired or repurchased residential loans	816,696	227,698	1,044,394
Total residential mortgage loans	$1,325,419	$3,879,624	$5,205,043

Due to economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of June 30, 2014, the $3.7 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 65% and a weighted average original FICO score of 764. Of those residential loans, none were greater than 30 days past due at June 30, 2014.

ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of June 30, 2014 less than $1 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.

Although we structure all of our loan sales as non-recourse sales, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral values with no associated allowance.

The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 20
June 30, 2014	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$445,983	$123,068	$2,376,831	$2,945,882
VA/Other government insured	123,756	17,150	110,560	251,466
Total government insured	$569,739	$140,218	$2,487,391	$3,197,348

Government insured pool buyouts consist of loans that are insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. As a servicer of these loans, we have the opportunity to purchase above market rate, government insured loans at par. In most cases, acquired loans or loans purchased out of our servicing assets are greater than 89 days past due upon purchase. Loans that go through foreclosure have an expected duration of one to two years, depending on the state’s servicing timelines, which may vary widely based on state foreclosure laws. Allowance related to these government insured loans is low as payment of a majority of the principal, interest and servicer advances related to these loans is insured by the various government agencies.

The table below presents the five highest concentration percentages by state for the Company’s government insured residential mortgage pool buyout loans by product type and the corresponding states’ percentages of the United States (U.S.) population.

Government Insured Buyouts Concentration of Credit Risk			Table 21
June 30, 2014	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	9.8%		2.8%
Florida	8.2%	6.8%	6.1%
New York	6.9%		6.3%
Illinois	6.1%		4.2%
California	5.9%		12.1%
Texas		13.7%	8.1%
Georgia		10.8%	3.1%
North Carolina		5.6%	3.1%
Ohio		5.5%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $414.7 million, or 9%, to $4.9 billion at June 30, 2014, from $4.5 billion at December 31, 2013. The increase is due primarily to increased utilization by existing customers of our mortgage warehouse finance operations as well as organic growth in our commercial and commercial real estate portfolio during the six months ended June 30, 2014.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, decreased by 1%, to $19.9 million at June 30, 2014, from $20.2 million at December 31, 2013. The reserve on loans collectively evaluated for impairment decreased by 7% to $18.4 million at June 30, 2014 from $19.9 million at December 31, 2013. The reserves on commercial and commercial real estate loans individually evaluated for impairment increased to $1.5 million at June 30, 2014, from $0.2 million at December 31, 2013. The outstanding balance of loans individually evaluated for impairment increased by 145% from December 31, 2013 to June 30, 2014.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.41% as of June 30, 2014 compared with 0.45% at December 31, 2013. The decreased coverage ratio is due to improvement in the credit quality of our loans and lower delinquencies on our collectively evaluated for impairment loans.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At June 30, 2014, three segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 13, 8, and 5 quarters compared to 12, 8 and 4 at December 31, 2013. Charge-off activity for commercial and commercial real estate increased to $4.7 million for the six months ended June 30, 2014, from $4.2 million for the six months ended June 30, 2013. Loan delinquency is one of the leading indicators of credit quality. As of June 30, 2014 and December 31, 2013, less than 0.1% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.

The table below presents our commercial and commercial real estate portfolio by vintage year and by product type and further segregates our portfolio between those loans originated or acquired by the Company.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 22
June 30, 2014	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2014	Total
Commercial real estate - originated
Owner occupied	$45,314	$72,407	$117,721
Non-owner occupied	79,882	699,675	779,557
Other commercial real estate	52,006	327,341	379,347
Originated commercial real estate	177,202	1,099,423	1,276,625
Commercial - originated
Mortgage warehouse finance	—	1,310,378	1,310,378
Lender finance	56,290	568,824	625,114
Other commercial originated	5,693	68,532	74,225
Originated commercial	61,983	1,947,734	2,009,717
Total originated commercial and commercial real estate	239,185	3,047,157	3,286,342
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,545,351	54,348	1,599,698
Acquired credit impaired (ASC 310-30)	281,567	2,762	284,329
Total acquired commercial and commercial real estate	1,826,918	57,110	1,884,027
Total commercial and commercial real estate	$2,066,103	$3,104,267	$5,170,369
As of June 30, 2014, the $3.0 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average original LTV of 64% and a weighted average current risk rating of 4.6. Loans with a risk rating of one through six are considered pass rated loans with an acceptable amount of risk for the Company. Loans rated as seven or higher present increased risk to the Company and are therefore more closely monitored. As of June 30, 2014, $5.6 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated at level six, or watch rated, representing loans that may have exhibited potential signs of credit weakness but that remain pass rated due to an expectation that the borrower will be able to stabilize its performance. As of June 30, 2014, $2.6 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated at level eight or substandard, representing loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any. All remaining loans originated by the Company on or after January 1, 2010 are rated five or better. The weighted average original LTV ratio and weighted average current risk rating calculated above excludes our mortgage warehouse finance loans as these loans are comprised of repurchase agreements executed with well capitalized mortgage lenders. Mortgage warehouse finance loans are typically collateralized by agency deliverable loans and are underwritten at a discount when compared to the UPB of the originated mortgage loans to account for potential reductions in the fair value of the loan subsequent to origination. The weighted average original LTV ratio also excludes lender finance loans due to the structured nature of these participated loans. Of the $3.0 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due at June 30, 2014.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of June 30, 2014 our commercial ACI portfolio had an allowance of $8.0 million or 2.8% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.6 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.
Equipment Financing Receivables

The table below presents our equipment financing receivables portfolio by delinquency status and collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 23
June 30, 2014	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$505,622	$3,508	$1,360	$510,490
Office products	368,991	7,115	861	376,967
Information technology	214,921	647	249	215,817
Construction	133,313	—	—	133,313
Other	339,645	1,285	8	340,938
Total equipment financing receivables	$1,562,492	$12,555	$2,478	$1,577,525

Our equipment financing business finances essential-use health care, office products, technology, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 60 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $1.6 billion in equipment financing receivables less than 30 days past due, $4.4 million are on nonaccrual status and of the $12.6 million in equipment financing receivables 30-89 days past due, $1.7 million are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and six months ended June 30, 2014 and 2013:

Allowance for Loan and Lease Losses Activity				Table 24
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
ALLL, beginning of period	$62,969	$77,067	$63,690	$82,102
Charge-offs:
Consumer Banking:
Residential mortgages	1,810	3,271	4,975	8,340
Home equity lines	163	627	479	1,116
Other consumer and credit card	20	17	35	37
Commercial Banking:
Commercial and commercial real estate	4,714	2,781	4,719	4,228
Equipment financing receivables	938	988	2,127	1,696
Total charge-offs	7,645	7,684	12,335	15,417
Recoveries:
Consumer Banking:
Residential mortgages	251	117	817	228
Home equity lines	74	120	215	249
Other consumer and credit card	—	18	—	35
Commercial Banking:
Commercial and commercial real estate	—	3,549	1	3,992
Equipment financing receivables	196	253	386	332
Total recoveries	521	4,057	1,419	4,836
Net charge-offs	7,124	3,627	10,916	10,581
Provision for loan and lease losses	6,123	29	9,194	1,948
Other	(5,240)	—	(5,240)	—
ALLL, end of period	$56,728	$73,469	$56,728	$73,469
Net charge-offs to average loans held for investment	0.19%	0.12%	0.16%	0.17%
Net charge-offs for the six months ended June 30, 2014 totaled $10.9 million, up $0.3 million, or 3%, over the six months ended June 30, 2013. The slight increase in net charge-offs is primarily due to an increase in charge-offs on the commercial ACI portfolio of $0.5 million for the six months ended June 30, 2014 within pools acquired in the 2010 acquisition of Bank of Florida. Charge-offs on commercial ACI loans for the six months ended June 30, 2014 and 2013 totaled $3.0 million and $2.6 million, respectively.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct channels with the intent of selling a majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet the criteria for whole loan sales to GSEs (nonconforming mortgage loans) to private non-GSE purchasers through whole loan sales.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  For the six months ended June 30, 2014 total non-conforming jumbo UPB sold subject to early prepayment default protection was $139.7 million.
As of June 30, 2014, we had 382 active repurchase requests. We have summarized the activity for the three and six months ended June 30, 2014 and 2013 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 25
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Agency	61	26	105	76
Agency Aggregators / Non-GSE (1)	73	54	135	120
Repurchase requests received	134	80	240	196
Agency	49	24	86	47
Agency Aggregators / Non-GSE (1)	54	38	74	94
Requests successfully defended	103	62	160	141
Agency	14	6	18	14
Agency Aggregators / Non-GSE (1)	14	22	20	49
Loans repurchased, indemnified or made whole	28	28	38	63
Agency	$609	$576	$835	$1,302
Agency Aggregators / Non-GSE (1)	1,441	2,116	1,441	4,454
Net realized losses on loan repurchases	$2,050	$2,692	$2,276	$5,756
Years of origination of loans repurchased	2004-2013	2006-2013	2004-2013	2004-2013

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.

We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 26
Losses to date	2004-2005	2006-2009	2010-2014	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$31,002,300	$61,334,290
Request rate(1)	0.45%	1.94%	0.29%	0.85%
Requests received	228	1,717	398	2,343

Pending requests	32	293	44	369
Resolved requests	196	1,424	354	1,974
Repurchase rate	39%	39%	19%	36%

Loans repurchased	77	561	68	706
Average loan size	$222	$215	$228	$223
Loss severity	13%	46%	7%	38%

Losses realized	$2,302	$55,655	$1,105	$59,062
Losses realized (bps)	2.0	29.3	0.4	9.6

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to falsified employment documents and/or verifications, occupancy, credit and/or stated income. Additionally, in the same time period we received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults generally surface sooner, typically within six (6) months of selling the loan to an investor. Historically, we have sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
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
Recently the Federal Housing Finance Agency (FHFA) announced that a new representations and warranties framework was to be implemented in order to provide lenders a higher degree of certainty and clarity around repurchase exposure, as well as consistency around repurchase timelines and remedies. For conventional loans that are acquired by FNMA or FHLMC on a flow basis on or after January 1, 2013, the lender will be relieved of its obligation to remedy mortgage loans that are in breach of certain underwriting and eligibility representations and warranties if the borrower meets one of two payment history requirements and the other eligibility criteria described herein. To be eligible for the new representation and warranty framework, a mortgage loan must meet the following requirements: (A) the mortgage loan must have a January 1, 2013 or later acquisition date (whole loan purchases or mortgage loans delivered into MBS) and (B) the mortgage loan must meet one of the following payment history requirements: (1) the borrower was not 30 days delinquent during the 36 months following the acquisition date or (2) the borrower (i) had no more than two 30-day delinquencies and no 60-day or greater delinquencies, during the 36 months following the acquisition date; and (ii) was current as of the 60th month following the acquisition date. Added emphasis will be made going forward on performing post-purchase reviews in order to support the new framework and identify data discrepancies and other defects at purchase as opposed to at default. This change in approach will have an impact on the calculated reserves for the 2013 book year and forward.
The following is a rollforward of our reserves for repurchase losses for the three and six months ended June 30, 2014 and June 30, 2013:

Reserves for Repurchase Obligations for Loans Sold or Securitized					Table 27
	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$24,428	$20,225	$24,866	$20,225	$27,000
Provision for new sales/securitizations	595	429	846	1,024	2,112
Provision (release of provision) for changes in estimate of existing reserves	3,400	4,000	(1,060)	7,400	(1,396)
Net realized losses on repurchases	(2,050)	(226)	(2,692)	(2,276)	(5,756)
Balance, end of period	$26,373	$24,428	$21,960	$26,373	$21,960
The liability for repurchase losses was $26.4 million as of June 30, 2014, compared to $22.0 million as of June 30, 2013. The increase in the liability since March 31, 2014 is primarily due to the increased number of repurchase requests received during the current quarter from agency aggregators and non-GSEs and an increase in the reserve for active repurchase requests due to increased information and clarity into the repurchase loan pipeline, including the probability of repurchase and underlying collateral values. The following table provides a breakout of the repurchase reserve into its major components as of June 30, 2014 and December 31, 2013.

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 28
(dollars in thousands)	June 30, 2014	December 31, 2013
Reserve for active (pending) repurchase requests	$18,693	$12,440
Remaining repurchase reserve	7,680	7,785
Total repurchase reserve	$26,373	$20,225
As seen in the pending pipeline analysis below, the majority of active repurchase requests are for loans sold or securitized prior to 2010. We believe repurchase requests for these vintages will ease going forward as the FHFA announced in 2013 its goal for FNMA to complete its demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity by the end of 2013. We have seen an easing of repurchase requests related to most of our counterparties as a result of FNMA's progress.

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 29

(dollars in thousands)	2002 - 2003	2004 - 2009	2010 - 2014	Total
Pending Pipeline at June 30, 2014
Active repurchase requests	12	326	44	382
UPB of active repurchase (pending) requests	$2,379	$78,743	$9,199	$90,321
Pending Pipeline at December 31, 2013
Active repurchase requests	5	301	34	340
UPB of active repurchase (pending) requests	$707	$73,005	$7,995	$81,707
We performed a sensitivity analysis on our remaining repurchase reserve by varying the foreclosure rate, repurchase rate, frequency and severity assumptions independently for each loan sale vintage year. The pending pipeline was held constant for the sensitivity analysis as this portion of the reserve is based on previously received repurchase requests from counterparties with a severity based on the actual repurchase requests received from the counterparty. By increasing these assumptions by 10% and 20%, the reserve balance as of June 30, 2014 would have increased from $26.4 million to $31.0 million and $33.3 million which is an increase of 17% and 26% from the baseline. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
Loan Servicing
When we service residential mortgage loans where either Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Company (FHLMC) is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation or warranty, such GSE may look to the loan servicer for repurchase. If we are obligated to repurchase a loan from either FNMA or FHLMC, we seek indemnification from the counterparty that sold us the MSR if the counterparty is a third party, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at June 30, 2014. At June 30, 2014, we were actively servicing $1.1 billion of remaining UPB. During 2014, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and six months ended June 30, 2014 and June 30, 2013:

Reserves for Repurchase Obligations for Loans Serviced					Table 30
	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance, beginning of period	$10,796	$23,668	$23,599	$23,668	$26,026
Provision (release of provision) for changes in estimate of existing reserves	(1,303)	(5,037)	1,690	(6,340)	1,289
Net realized losses on repurchases	(3,691)	(7,835)	(1,771)	(11,526)	(3,797)
Balance, end of period	$5,802	$10,796	$23,518	$5,802	$23,518
The liability for repurchase losses was $5.8 million as of June 30, 2014 compared to $23.5 million as of June 30, 2013. The decrease in the liability since March 31, 2014 and June 30, 2013 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods, changes in estimates of existing reserves, and a decrease in the number of repurchase requests received. Net realized losses increased by $7.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Along with the increased losses, the Company received just 28 repurchase requests in the six months ended June 30, 2014, while settling 320 repurchase requests through make-whole payments, loan repurchases and rescinded requests during the six months ended June 30, 2014.

Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 31
(dollars in thousands)	June 30, 2014	December 31, 2013
Reserve for active (pending) repurchase requests	$3,206	$10,338
Remaining repurchase reserve	2,596	13,330
Total Repurchase Reserve	$5,802	$23,668

Pending Pipeline Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 32
	Three Months Ended
(dollars in thousands)	June 30, 2014	December 31, 2013
UPB of pending pipeline	$11,016	$57,988

Number of new repurchase requests received in quarter	15	294
Number of repurchase requests settled in quarter	121	142
Active repurchase requests at period end	69	361
The reduction in repurchase requests along with the increase in request settlements led to an overall reduction of $47.0 million of UPB within the pending pipeline from December 31, 2013 to June 30, 2014. As can been seen in the analysis above, the reduction of UPB within the pending pipeline led to a decrease of $7.1 million in repurchase liability for active repurchase requests from December 31, 2013 to June 30, 2014. The remaining repurchase reserve was reduced by the previously mentioned increase in net realized losses and the FHFAs announcement that FNMA was to complete its demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity, which led to a decrease of $10.7 million in the remaining repurchase liability from December 31, 2013 to June 30, 2014.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of June 30, 2014 would have increased by 34% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of June 30, 2014 would have decreased by 46%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.
The following is a sensitivity analysis as of June 30, 2014 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 33
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$7,800	$6,397	$5,802	$4,072	$3,134
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

Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 34
(dollars in thousands)	June 30, 2014	December 31, 2013
Noninterest-bearing demand	$1,055,556	$1,076,631
Interest-bearing demand	2,801,811	3,006,401
Market-based money market accounts	411,633	413,137
Savings and money market accounts, excluding market-based	4,864,459	5,110,992
Market-based time	577,247	597,858
Time, excluding market-based	4,163,969	3,056,321
Total deposits	$13,874,675	$13,261,340
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
Total deposits increased by $613.3 million, or 5%, to $13.9 billion at June 30, 2014 from $13.3 billion at December 31, 2013. During the first six months of 2014, noninterest-bearing demand deposits remained flat at $1.1 billion. Interest-bearing deposits increased by $634.4 million, or 5%, to $12.8 billion at June 30, 2014 from $12.2 billion at December 31, 2013. This increase in interest-bearing deposits was primarily due to growth in time deposits, partially offset by decreases in savings and money market accounts and interest-bearing demand accounts.
As a result of the May 2014 transfer of mortgage servicing rights to GTS discussed at Note 7 in our condensed consolidated financial statements, we may experience some decrease in noninterest-bearing demand deposits for the escrow balances related to these serviced mortgage loans.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $1.4 billion, or 60%, to $3.8 billion at June 30, 2014 from $2.4 billion at December 31, 2013.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and six months ended June 30, 2014 and 2013, respectively.

FHLB Borrowings			Table 35
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Fixed-rate advances:
Average daily balance	$3,363,659	$2,507,634	$2,664,936	$2,480,635
Weighted-average interest rate	1.23%	1.95%	1.47%	1.98%
Maximum month-end amount	$4,278,000	$2,542,700	$4,278,000	$2,542,700
Convertible advances:
Average daily balance	$—	$13,077	$—	$15,028
Weighted-average interest rate	—%	4.24%	—%	4.24%
Maximum month-end amount	$—	$17,000	$—	$17,000
Overnight advances:
Average daily balance	$550	$12,912	$276	$68,343
Weighted-average interest rate	0.36%	0.36%	0.36%	0.39%
Maximum month-end amount	$50,000	$125,000	$50,000	$200,500
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
We continued to maintain a strong liquidity position during the second quarter of 2014. Cash and cash equivalents were $0.2 billion, available for sale investment securities were $1.0 billion, and total deposits were $13.9 billion as of June 30, 2014.
As of June 30, 2014, we had a $5.9 billion line of credit with the FHLB, of which $3.9 billion was utilized. Based on asset size, the maximum potential line available with the FHLB was $6.2 billion at June 30, 2014, assuming eligible collateral to pledge. As of June 30, 2014, we pledged collateral with the FRB that provided $45.8 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At June 30, 2014, our capacity to obtain deposits under the Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM Program was $3.0 billion with a current deposit balance of $266.3 million. Although our capacity under the program was $3.0 billion at June 30, 2014, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum capacity for this type of deposit funding. As of June 30, 2014, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2014 Capital Actions
On July 25, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on August 25, 2014, to stockholders of record as of August 13, 2014. Also on July 25, 2014, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on October 6, 2014, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of September 19, 2014.
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
At June 30, 2014, EverBank exceeded all currently effective regulatory capital requirements and is considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.3% and a total risk-based capital ratio of 13.4%. Management believes, at June 30, 2014, that we and EverBank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at June 30, 2014 and December 31, 2013:

Regulatory Capital (bank level)		Table 36
(dollars in thousands)		June 30, 2014	December 31, 2013
Shareholders’ equity		$1,714,454	$1,662,164
Less:	Goodwill and other intangibles	(50,328)	(51,072)
	Disallowed servicing asset	(29,028)	(20,469)
	Disallowed deferred tax asset	(61,737)	(63,749)
Add:	Accumulated losses on securities and cash flow hedges	52,121	50,608
Tier 1 Capital		1,625,482	1,577,482
Add:	Allowance for loan and lease losses	56,728	63,690
Total regulatory capital		$1,682,210	$1,641,172

Adjusted total assets		$19,660,793	$17,554,236
Risk-weighted assets		12,579,476	11,467,411

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 37
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2014
Tier 1 capital to adjusted tangible assets	$1,625,482	8.3%	$786,432	4.0%	$983,040	5.0%
Total capital to risk-weighted assets	1,682,210	13.4	1,006,358	8.0	1,257,948	10.0
Tier 1 capital to risk-weighted assets	1,625,482	12.9	N/A	N/A	754,769	6.0
December 31, 2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of June 30, 2014 and December 31, 2013.

Interest Rate Sensitivity	Table 38
	June 30, 2014		December 31, 2013
(dollars in thousands)	Net Change in EVE	% Change of EVE	Net Change in EVE	% Change of EVE
Up 300 basis points	$(46,615)	(2.2)%	$(42,848)	(2.0)%
Up 200 basis points	19,213	0.9%	32,737	1.6%
Up 100 basis points	39,066	1.9%	52,188	2.5%
Down 100 basis points	(180,313)	(8.6)%	(145,849)	(7.0)%
The projected exposure of EVE to changes in interest rates at June 30, 2014 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule

The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the Rule to July 21, 2015. The Volcker Rule provides a significantly broader definition to proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk mitigating hedging, market-making activities. This will require the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the Rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $220.7 million at June 30, 2014, have been identified that may be required to be divested. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted issuances of debt. These derivatives include forward purchase and sales commitments (FSA), optional forward purchase and sales commitments (OFSA), forward interest rate swaps and interest rate swap futures.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County, later removed to federal court and now on appeal to the United States Court of Appeals for the Eighth Circuit; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky and now on appeal to the United States Court of Appeals for the Sixth Circuit; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois;  (5) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court,  later removed to the U.S. District Court for the District of Oregon and subsequently remanded back to the state court; (6) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to the United States District Court for the Eastern District of Pennsylvania; and (7) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court, subsequently removed to the U.S. District Court, District of Minnesota and now on appeal to the United States Court of Appeals for the Eighth Circuit.  In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Lender Placed Insurance Related Litigation
EverBank, Everhome Mortgage, Assurant, Inc. Standard Guaranty Insurance Company, and American Security Insurance Company are parties in Dwight Wilson, et al. v. EverBank et al. filed on June 18, 2014 and pending in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for alleged overpayment of lender-placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs.
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

EverBank Financial Corp

Date:	July 30, 2014	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2014	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith