Form 10-Q
period 2014-09-30
EverBank Financial Corp
filed 2014-10-29
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of October 24, 2014, there were 123,057,547 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$57,835	$46,175
Interest-bearing deposits in banks	306,265	801,603
Total cash and cash equivalents	364,100	847,778
Investment securities:
Available for sale, at fair value	987,345	1,115,627
Held to maturity (fair value of $115,529 and $107,921 as of September 30, 2014 and December 31, 2013, respectively)	113,751	107,312
Other investments	194,314	128,063
Total investment securities	1,295,410	1,351,002
Loans held for sale (includes $768,909 and $672,371 carried at fair value as of September 30, 2014 and December 31, 2013, respectively)	871,736	791,382
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	16,579,951	13,252,724
Allowance for loan and lease losses	(57,245)	(63,690)
Total loans and leases held for investment, net	16,522,706	13,189,034
Equipment under operating leases, net	15,542	28,126
Mortgage servicing rights (MSR), net	441,243	506,680
Deferred income taxes, net	3,162	51,375
Premises and equipment, net	55,500	60,733
Other assets	940,943	814,874
Total Assets	$20,510,342	$17,640,984
Liabilities
Deposits:
Noninterest-bearing	$1,084,400	$1,076,631
Interest-bearing	13,389,105	12,184,709
Total deposits	14,473,505	13,261,340
Other borrowings	3,977,000	2,377,000
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	235,064	277,881
Total Liabilities	18,789,319	16,019,971
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at September 30, 2014 and December 31, 2013)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 122,994,480 and 122,626,315 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	1,230	1,226
Additional paid-in capital	840,667	832,351
Retained earnings	780,234	690,051
Accumulated other comprehensive income (loss) (AOCI)	(51,108)	(52,615)
Total Shareholders’ Equity	1,721,023	1,621,013
Total Liabilities and Shareholders’ Equity	$20,510,342	$17,640,984

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans and leases	$180,913	$170,110	$509,708	$516,619
Interest and dividends on investment securities	9,627	13,376	29,276	44,439
Other interest income	116	493	388	1,108
Total Interest Income	190,656	183,979	539,372	562,166
Interest Expense
Deposits	26,755	24,437	72,804	77,827
Other borrowings	17,565	20,686	49,197	60,450
Total Interest Expense	44,320	45,123	122,001	138,277
Net Interest Income	146,336	138,856	417,371	423,889
Provision for Loan and Lease Losses	6,735	3,068	15,929	5,016
Net Interest Income after Provision for Loan and Lease Losses	139,601	135,788	401,442	418,873
Noninterest Income
Loan servicing fee income	35,900	50,713	122,934	140,068
Amortization of mortgage servicing rights	(19,572)	(30,438)	(59,170)	(101,461)
Recovery (impairment) of mortgage servicing rights	3,071	35,132	8,012	80,259
Net loan servicing income	19,399	55,407	71,776	118,866
Gain on sale of loans	47,920	51,397	129,474	209,545
Loan production revenue	5,783	10,514	15,709	30,066
Deposit fee income	3,828	4,952	11,696	15,167
Other lease income	3,910	6,506	12,621	19,388
Other	7,374	14,793	20,790	30,650
Total Noninterest Income	88,214	143,569	262,066	423,682
Noninterest Expense
Salaries, commissions and other employee benefits expense	90,781	111,144	283,734	340,080
Equipment expense	16,623	20,609	52,616	61,168
Occupancy expense	7,209	8,675	23,166	23,606
General and administrative expense	43,140	85,268	126,769	226,198
Total Noninterest Expense	157,753	225,696	486,285	651,052
Income before Provision for Income Taxes	70,062	53,661	177,223	191,503
Provision for Income Taxes	26,543	20,511	67,162	73,214
Net Income	$43,519	$33,150	$110,061	$118,289
Less: Net Income Allocated to Preferred Stock	(2,532)	(2,532)	(7,594)	(7,594)
Net Income Allocated to Common Shareholders	$40,987	$30,618	$102,467	$110,695
Basic Earnings Per Common Share	$0.33	$0.25	$0.83	$0.91
Diluted Earnings Per Common Share	$0.33	$0.25	$0.82	$0.89
Dividends Declared Per Common Share	$0.04	$0.03	$0.10	$0.07
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$43,519	$33,150	$110,061	$118,289
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to noninterest income	—	—	(1,250)	—
Unrealized gains (losses) due to changes in fair value	(2,134)	2,042	(4,731)	(20,755)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	—	685	—
Tax effect	810	(776)	2,013	7,892
Change in unrealized gains (losses) on debt securities	(1,324)	1,266	(3,283)	(12,863)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	1,932	(1,642)	(5,543)	20,124
Reclassification of net unrealized losses (1)	4,763	37,523	13,269	48,891
Tax effect	(2,544)	(13,636)	(2,936)	(26,247)
Change in interest rate swaps	4,151	22,245	4,790	42,768
Other Comprehensive Income (Loss)	2,827	23,511	1,507	29,905
Comprehensive Income (Loss)	$46,346	$56,661	$111,568	$148,194

(1)
Reclassification of net unrealized losses includes $31,036 recorded to other noninterest income for the three and nine months ended September 30, 2013. Included in interest expense is $4,763 and $6,487 for the three months ended September 30, 2014 and 2013, respectively, and $13,269 and $17,855 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	110,061	—	110,061
Other comprehensive income (loss)	—	—	—	—	1,507	1,507
Issuance of common stock	—	4	1,727	—	—	1,731
Share-based grants (including income tax benefits)	—	—	6,589	—	—	6,589
Cash dividends on common stock	—	—	—	(12,284)	—	(12,284)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2014	$150,000	$1,230	$840,667	$780,234	$(51,108)	$1,721,023

Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	118,289	—	118,289
Other comprehensive income (loss)	—	—	—	—	29,905	29,905
Issuance of common stock	—	15	12,155	—	—	12,170
Share-based grants (including income tax benefits)	—	—	7,518	—	—	7,518
Cash dividends on common stock	—	—	—	(8,551)	—	(8,551)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2013	$150,000	$1,225	$830,758	$677,809	$(56,879)	$1,602,913

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$110,061	$118,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	26,313	30,441
Depreciation and amortization of tangible and intangible assets	24,405	30,092
Reclassification of net loss on settlement of interest rate swaps	13,269	48,891
Amortization and impairment of mortgage servicing rights, net of recoveries	51,158	21,202
Deferred income taxes (benefit)	47,276	60,269
Provision for loan and lease losses	15,929	5,016
Share-based compensation expense	5,334	3,953
Gain on extinguishment of debt	—	(36,031)
Payments for settlement of forward interest rate swaps	(32,445)	(41,829)
Other operating activities	98	721
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(83,475)	353,529
Other assets	184,188	123,711
Accounts payable and accrued liabilities	17	69,799
Net cash provided by (used in) operating activities	362,128	788,053
Investing Activities:
Investment securities available for sale:
Purchases	(125,387)	(195,566)
Proceeds from sales	3,875	159,043
Proceeds from prepayments and maturities	241,018	424,435
Investment securities held to maturity:
Purchases	(19,997)	(30,532)
Proceeds from prepayments and maturities	12,524	64,113
Purchases of other investments	(384,527)	(61,550)
Proceeds from sales of other investments	318,277	113,272
Net change in loans and leases held for investment	(3,859,849)	(23,177)
Purchases of premises and equipment, including equipment under operating leases	(20,255)	(16,292)
Purchases of mortgage servicing assets	(1,082)	(73,580)
Proceeds related to sale or settlement of other real estate owned	21,778	30,442
Proceeds from insured foreclosure claims	131,373	235,296
Proceeds from sale of mortgage servicing rights	37,738	—
Other investing activities	865	5,835
Net cash provided by (used in) investing activities	(3,643,649)	631,739
Financing Activities:
Net increase (decrease) in nonmaturity deposits	(30,001)	942,027
Net increase (decrease) in time deposits	1,244,736	(455,970)
Net change in repurchase agreements	—	(142,322)
Net change in short-term Federal Home Loan Bank (FHLB) advances	1,425,000	(600,500)
Proceeds from long-term FHLB advances	250,000	325,000
Repayments of long-term FHLB advances, including early extinguishment	(75,000)	(112,158)
Early extinguishment of long-term debt	—	(733,969)
Proceeds from issuance of common stock	1,731	12,170
Other financing activities	(18,623)	(10,049)
Net cash provided by (used in) financing activities	2,797,843	(775,771)
Net change in cash and cash equivalents	(483,678)	644,021
Cash and cash equivalents at beginning of period	847,778	443,914
Cash and cash equivalents at end of period	$364,100	$1,087,935

See Note 1 for disclosures related to supplemental noncash information.
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a savings and loan holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. EverBank's direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and commercial and consumer lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services, sells and securitizes residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
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
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2014, which represents the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 the (Form 10-K) amended for the change in reportable business segments described further in Note 16 and the Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, and changes in cash flows have been made.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Nine Months Ended September 30,
	2014	2013
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$431,488	$498,638
Loans transferred from held for sale to held for investment	231,434	819,250
Loans transferred from held for investment to held for sale	1,644,258	454,310
2.  Recent Accounting Pronouncements
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure — In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-14, Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which will eliminate diversity in practice relating to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA) guaranteed loans, upon foreclosure. Under ASU 2014-14 a mortgage must be derecognized and a separate other receivable recognized upon foreclosure when the loan possesses a non-separable government guarantee that the creditor has both the intent and ability to exercise and for which any amount of the claim determined on the basis of the fair value of the real estate is fixed. Other receivables recognized under this guidance are to be measured based on the amount of the principal and interest expected to be recovered from the guarantor. ASU 2014-14 allows for a modified retrospective or prospective adoption in conjunction with ASU 2014-04 and is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating which method will be employed and the final impact of the standard, however ASU 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Repurchase-to-Maturity Transactions — In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures, which changes the accounting for repurchase-to-maturity transactions. Repurchase-to-maturity transactions represent repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. Under ASU 2014-11, repurchase-to-maturity transactions will be accounted for as secured borrowings similar to other repurchase agreements. ASU 2014-11 also modifies the accounting for repurchase financings which represent the concurrent transfer of a financial asset and the execution of a repurchase agreement with the same counterparty. Under ASU 2014-11, the transfer and repurchase agreement are accounted for separately with the repurchase agreement accounted for as a secured borrowing. ASU 2014-11 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. Upon adoption, the accounting for all outstanding repurchase-to-maturity and repurchase financing transactions is to be adjusted through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the pending adoption of ASU 2014-11 and its impact on its consolidated financial statements.
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
Presentation of Residential Mortgage Loans Upon Foreclosure — In January 2014, the FASB issued ASU 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods. Upon adoption, ASU 2014-04 provides for transition through either a modified retrospective or prospective adoption. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed in adjusting mortgage loans and foreclosed real estate appropriately for any properties existing at the beginning of the annual period for which the amendments are effective. Prospective adoption represents the adoption of the proposed guidance for any properties covered under the guidance subsequent to adoption. The Company is currently evaluating which method will be employed and the final impact of the standard, however ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

3.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of September 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2014
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$979,256	$9,954	$4,030	$985,180	$985,180
Asset-backed securities (ABS)	1,847	—	284	1,563	1,563
Other	282	320	—	602	602
Total available for sale securities	$981,385	$10,274	$4,314	$987,345	$987,345
Held to maturity:
Residential CMO securities - agency	$31,530	$878	$—	$32,408	$31,530
Residential mortgage-backed securities (MBS) - agency	82,221	1,458	558	83,121	82,221
Total held to maturity securities	$113,751	$2,336	$558	$115,529	$113,751
December 31, 2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	$1,104,370	$15,590	$4,333	$1,115,627	$1,115,627
Held to maturity:
Residential CMO securities - agency	$41,347	$1,408	$5	$42,750	$41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	$107,312	$2,162	$1,553	$107,921	$107,312
At September 30, 2014 and December 31, 2013, investment securities with a carrying value of $172,301 and $181,836, respectively, were pledged to secure other borrowings, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the three months ended September 30, 2014, there were no gross gains or gross losses realized on available for sale investments. For the nine months ended September 30, 2014, gross gains of $1,250 were realized on available for sale investments with no gross losses having been realized. For the three and nine months ended September 30, 2013, gross gains of $4,225 were realized on available for sale investments with no gross losses having been realized. The cost of investments sold is calculated using the specific identification method.
The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Debt securities:
Residential CMO securities - nonagency	$334,163	$2,629	$71,318	$1,401	$405,481	$4,030
Residential MBS - agency	20,543	157	12,111	401	32,654	558
Asset-backed securities	—	—	1,563	284	1,563	284
Total debt securities	$354,706	$2,786	$84,992	$2,086	$439,698	$4,872
December 31, 2013
Debt securities:
Residential CMO securities - nonagency	$169,829	$3,012	$10,932	$263	$180,761	$3,275
Residential CMO securities - agency	887	5	—	—	887	5
Residential MBS - agency	54,355	1,548	—	—	54,355	1,548
Asset-backed securities	—	—	3,086	1,058	3,086	1,058
Total debt securities	$225,071	$4,565	$14,018	$1,321	$239,089	$5,886
The Company had unrealized losses at September 30, 2014 and December 31, 2013 on residential CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At September 30, 2014, the Company had 54 debt securities in an unrealized loss position. A total of 39 were in an unrealized loss position for less than 12 months. These 39 securities consisted of 34 residential nonagency CMO securities and five residential agency MBS. The remaining 15 debt securities were in an unrealized loss position for 12 months or longer. These 15 securities consisted of eight residential nonagency CMO securities, four residential agency MBS and three ABS. Of the $4,872 in unrealized losses, $3,969 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2013, the Company had 36 debt securities in an unrealized loss position. A total of 29 were in an unrealized loss position for less than 12 months. These 29 securities consisted of 14 residential nonagency CMO securities, one residential agency CMO security and 14 residential agency MBS. The remaining seven debt securities were in an unrealized loss position for 12 months or longer. These seven securities consisted of three ABS and four residential nonagency CMO securities. Of the $5,886 in unrealized losses, $4,659 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
For the three months ended September 30, 2014 no OTTI was recognized. For the nine months ended September 30, 2014, the Company recognized non-credit OTTI in earnings of $685 on available for sale residential nonagency CMO securities with no OTTI recognized on held to maturity securities. These OTTI losses represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution resulting in the inability to hold these investments to recovery. There were no OTTI losses recognized on available for sale or held to maturity securities during the three and nine months ended September 30, 2013.
During the three and nine months ended September 30, 2014 and 2013, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income on available for sale securities	$7,243	$11,816	$24,020	$40,100
Interest income on held to maturity securities	837	635	2,473	1,917
Other interest and dividend income	1,547	925	2,783	2,422
	$9,627	$13,376	$29,276	$44,439
All investment interest income recognized by the Company during the three and nine months ended September 30, 2014 and 2013 was fully taxable.
4.  Loans Held for Sale
Loans held for sale as of September 30, 2014 and December 31, 2013, consist of the following:

	September 30, 2014	December 31, 2013
Mortgage warehouse (carried at fair value)	$468,335	$613,459
Other residential (carried at fair value)	300,574	58,912
Total loans held for sale carried at fair value	768,909	672,371
Government insured pool buyouts	88,607	53,823
Other residential	14,220	8,939
Commercial and commercial real estate	—	56,249
Total loans held for sale carried at lower of cost or market	102,827	119,011
Total loans held for sale	$871,736	$791,382
The Company typically transfers originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and either retains or releases the right to service the loans. For non-conforming transactions, the Company sells whole loans outright to qualified institutional buyers and retains the related servicing rights.
The Company has elected the fair value option of accounting under GAAP for certain residential mortgage loans originated within the mortgage warehouse. Electing to use the fair value option of accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.

Other residential loans held for sale carried at fair value represent fixed rate, preferred jumbo residential mortgage loans that the Company originated with the intent to market and sell in the secondary market either through third party sales or securitizations. The Company has elected the fair value option for these loans to provide a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds received from agency securitizations	$1,426,139	$2,251,809	$3,638,161	$7,345,260

Proceeds received from nonsecuritizations sales - residential	821,010	902,441	1,422,271	1,579,749
Proceeds received from nonsecuritizations sales - commercial and commercial real estate	15,363	—	94,617	—
Proceeds received from nonsecuritizations sales - equipment financing receivables	9,401	—	13,412	—
Proceeds received from nonsecuritizations sales	$845,774	$902,441	$1,530,300	$1,579,749

Repurchased loans from agency sales or securitizations	$1,122	$1,858	3,666	4,028
Repurchased loans from nonagency sales or securitizations	—	6,927	4,078	17,143
In connection with these transfers, the Company recorded servicing assets in the amount of $20,848 and $42,952 for the three and nine months ended September 30, 2014. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR. The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to our fair value option loans, and the offsetting hedging positions.
The Company periodically transfers conforming residential GNMA mortgages in exchange for mortgage-backed securities.  As of September 30, 2014 and December 31, 2013, the Company retained $86,650 and $50,534, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
During the three and nine months ended September 30, 2014, the Company transferred $192,649 and $231,434 of both residential mortgage loans and government insured loans from loans held for sale to loans held for investment at lower of cost or market as the Company no longer has the intention to sell these loans to a third party. During the three and nine months ended September 30, 2013, the Company transferred $73,988 and $819,250 in residential mortgage loans held for sale to loans held for investment at lower of cost or market. These transfers occurred as the Company changed its intent to hold these loans for the foreseeable future. In 2013 a majority of the loans transferred were originated residential preferred jumbo adjustable rate mortgages (ARM) which were originally intended to be sold in the secondary market at the time of origination, but as a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company changed its intentions and now plans to hold these loans for the foreseeable future and thus transferred these loans to the held for investment portfolio. For those preferred jumbo ARM loans originated after June 2013, the Company has the intent and ability to hold these loans for the foreseeable future and thus preferred jumbo ARM loan originations are originated into the held for investment portfolio.
During the three and nine months ended September 30, 2014, the Company transferred $208,318 and $1,644,258 of loans from held for investment to held for sale at lower of cost or market. Of transfers in the three months ended September 30, 2014, $159,243 were government insured pool buyouts initially acquired for the held for investment portfolio. These loans were transferred to held for sale as they re-performed and were eligible to be re-securitized into GNMA securities. Of the transfers in the first nine months ended September 30, 2014 the Company transferred $401,499 of re-performing government insured loans that were eligible to be re-securitized, interest only loans of $343,542 and troubled debt restructuring and non-performing loans of $79,075 were transferred and sold. These interest only and troubled debt restructuring loans were selected for sale due to the increased Federal Deposit Insurance Corporation (FDIC) assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. During the same period the Company transferred $762,433 of longer duration preferred ARMs due to the decrease in balance sheet capacity as a result of third party loan acquisitions of $2,475,479 of shorter duration GNMA pool buyouts and other residential mortgage loan purchases. In addition, during the first nine months ended September 30, 2014 the Company transferred and sold $44,438 of commercial loans to help reduce its concentration in a certain segment of its commercial real estate portfolio. The Company also transferred and sold $13,271 of equipment financing receivables during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company transferred $127,674 and $454,310 of loans held for investment to held for sale at the lower of cost or market. The majority of these loans were government insured pool buyouts initially acquired for the held for investment portfolio. These loans were transferred to held for sale as they re-performed and were eligible to be re-securitized into GNMA securities.
5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of September 30, 2014 and December 31, 2013 were comprised of the following:

	September 30, 2014	December 31, 2013
Residential mortgages	$9,402,082	$7,044,743
Commercial and commercial real estate	5,192,970	4,812,970
Equipment financing receivables	1,839,416	1,237,941
Home equity lines	139,589	151,916
Consumer and credit card	5,894	5,154
Total loans and leases held for investment, net of discounts	16,579,951	13,252,724
Allowance for loan and lease losses	(57,245)	(63,690)
Total loans and leases held for investment, net	$16,522,706	$13,189,034
As of September 30, 2014 and December 31, 2013, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	September 30, 2014	December 31, 2013
Net purchased loan and lease discounts	$54,510	$102,416
Net deferred loan and lease origination costs	84,832	54,107
During the nine months ended September 30, 2014 the Company's significant purchases included acquisitions of credit impaired residential loans with a recorded investment of $2,533,686 and equipment financing receivables with a recorded investment of $216,506. Along with these purchases the Company also purchased into commercial credit facilities with an outstanding commitment of $105,000 and a net recorded investment of $66,092 at September 30, 2014.
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the nine months ended September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Contractual payments receivable for acquired loans and leases at acquisition	$4,334,951	$345,890
Expected cash flows for acquired loans and leases at acquisition	2,689,008	193,549
Basis in acquired loans and leases at acquisition	2,533,686	179,027
Information pertaining to the ACI portfolio as of September 30, 2014 and December 31, 2013 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2014
Carrying value, net of allowance	$2,408,960	$231,705	$2,640,665
Outstanding unpaid principal balance (UPB)	2,446,279	236,075	2,682,354
Allowance for loan and lease losses, beginning of period	4,925	9,834	14,759
Allowance for loan and lease losses, end of period	6,202	2,887	9,089
December 31, 2013
Carrying value, net of allowance	$646,470	$331,771	$978,241
Outstanding unpaid principal balance	696,222	339,179	1,035,401
Allowance for loan and lease losses, beginning of year	5,175	16,789	21,964
Allowance for loan and lease losses, end of year	4,925	9,834	14,759

The Company recorded a provision for loan loss of $427 and a reduction of provision for loan loss of $2 for the ACI portfolio for the nine months ended September 30, 2014 and 2013, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the nine months ended September 30, 2014 and 2013:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2014
Balance, beginning of period	$101,183	$59,663	$160,846
Additions	155,372	—	155,372
Accretion	(51,930)	(14,878)	(66,808)
Reclassifications (from) to accretable yield	(9,440)	25,879	16,439
Transfer from loans held for investment to loans held for sale	(2,522)	(344)	(2,866)
Balance, end of period	$192,663	$70,320	$262,983
September 30, 2013
Balance, beginning of period	$111,868	$108,540	$220,408
Additions	12,174	—	12,174
Accretion	(31,906)	(22,110)	(54,016)
Reclassifications (from) to accretable yield	27,249	23,552	50,801
Balance, end of period	$119,385	$109,982	$229,367
Covered Loans and Leases — Covered loans and leases are acquired and recorded at fair value at acquisition, exclusive of the indemnification agreement with former shareholders of Tygris. All loans and leases acquired through the purchase of Tygris are considered covered during the applicable indemnification period. The recorded investment of loans covered under the Tygris indemnification agreement are $8,300 and $24,330 at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the Company does not expect to receive cash payments under this indemnification agreement due to the performance of the underlying loans and leases.

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2014 and 2013 are as follows:

Three Months Ended September 30, 2014	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$20,421	$27,943	$5,565	$2,667	$132	$56,728
Transfers to loans held for sale	—	(2,482)	—	—	—	(2,482)
Provision for loan and lease losses	5,115	(1,659)	2,917	299	63	6,735
Charge-offs	(2,023)	(568)	(1,548)	(171)	(28)	(4,338)
Recoveries	127	6	180	289	—	602
Balance, end of period	$23,640	$23,240	$7,114	$3,084	$167	$57,245
Three Months Ended September 30, 2013
Balance, beginning of period	$28,685	$36,881	$4,073	$3,688	$142	$73,469
Provision for loan and lease losses	1,976	872	274	(55)	1	3,068
Charge-offs	(3,038)	(6,081)	(746)	(430)	(28)	(10,323)
Recoveries	70	488	75	130	14	777
Balance, end of period	$27,693	$32,160	$3,676	$3,333	$129	$66,991

Nine Months Ended September 30, 2014	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Transfers to loans held for sale	(5,052)	(2,482)	—	(191)	—	(7,722)
Provision for loan and lease losses	8,249	1,015	5,950	609	109	15,929
Charge-offs	(6,998)	(5,287)	(3,675)	(650)	(63)	(16,673)
Recoveries	944	7	566	504	—	2,021
Balance, end of period	$23,640	$23,240	$7,114	$3,084	$167	$57,245
Nine Months Ended September 30, 2013
Balance, beginning of period	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Provision for loan and lease losses	5,142	(1,874)	2,530	(765)	(17)	5,016
Charge-offs	(11,378)	(10,309)	(2,442)	(1,546)	(65)	(25,740)
Recoveries	298	4,480	407	379	49	5,613
Balance, end of period	$27,693	$32,160	$3,676	$3,333	$129	$66,991

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of September 30, 2014 and December 31, 2013:

September 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,682	$14,756	$6,202	$23,640
Commercial and commercial real estate	1,440	18,913	2,887	23,240
Equipment financing receivables	—	7,114	—	7,114
Home equity lines	—	3,084	—	3,084
Consumer and credit card	—	167	—	167
Total allowance for loan and lease losses	$4,122	$44,034	$9,089	$57,245
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$16,774	$6,970,146	$2,415,162	$9,402,082
Commercial and commercial real estate	56,934	4,901,444	234,592	5,192,970
Equipment financing receivables	—	1,839,416	—	1,839,416
Home equity lines	—	139,589	—	139,589
Consumer and credit card	—	5,894	—	5,894
Total loans and leases held for investment	$73,678	$13,856,489	$2,649,754	$16,579,951

December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$9,134	$12,438	$4,925	$26,497
Commercial and commercial real estate	248	19,905	9,834	29,987
Equipment financing receivables	—	4,273	—	4,273
Home equity lines	—	2,812	—	2,812
Consumer and credit card	—	121	—	121
Total allowance for loan and lease losses	$9,382	$39,549	$14,759	$63,690
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$90,472	$6,302,876	$651,395	$7,044,743
Commercial and commercial real estate	22,747	4,448,618	341,605	4,812,970
Equipment financing receivables	—	1,237,941	—	1,237,941
Home equity lines	—	151,916	—	151,916
Consumer and credit card	—	5,154	—	5,154
Total loans and leases held for investment	$113,219	$12,146,505	$993,000	$13,252,724
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of September 30, 2014 and December 31, 2013:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
September 30, 2014
Residential mortgages:
Residential (1)	$5,988,260	$—	$18,727	$6,006,987
Government insured pool buyouts (2) (3)	2,876,267	518,828	—	3,395,095
Equipment financing receivables	1,830,676	—	8,740	1,839,416
Home equity lines	137,437	—	2,152	139,589
Consumer and credit card	5,863	—	31	5,894
Total	$10,838,503	$518,828	$29,650	$11,386,981

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,185,591	$—	$—	$—	$1,185,591
Lender finance	663,464	14,936	—	—	678,400
Other commercial finance	71,204	—	356	—	71,560
Commercial real estate	3,085,568	29,523	142,328	—	3,257,419
Total commercial and commercial real estate	$5,005,827	$44,459	$142,684	$—	$5,192,970

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2013
Residential mortgages:
Residential (1)	$5,096,589	$—	$56,517	$5,153,106
Government insured pool buyouts (2) (3)	1,219,719	671,918	—	1,891,637
Equipment financing receivables	1,233,414	—	4,527	1,237,941
Home equity lines	148,646	—	3,270	151,916
Consumer and credit card	5,117	—	37	5,154
Total	$7,703,485	$671,918	$64,351	$8,439,754

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial and commercial real estate:
Mortgage warehouse finance	$944,219	$—	$—	$—	$944,219
Lender finance	592,621	—	—	—	592,621
Other commercial finance	84,639	135	1,106	—	85,880
Commercial real estate	2,989,493	34,012	166,745	—	3,190,250
Total commercial and commercial real estate	$4,610,972	$34,147	$167,851	$—	$4,812,970

(1)
For the periods ended September 30, 2014 and December 31, 2013, performing residential mortgages included $6,203 and $7,879, respectively, of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended September 30, 2014 and December 31, 2013, performing government insured pool buyouts included $2,097,068 and $350,312, respectively, of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of September 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
September 30, 2014
Residential mortgages:
Residential	$8,000	$5,285	$18,727	$32,012	$5,917,475	$5,949,487
Government insured pool buyouts (1)	57,667	36,249	518,828	612,744	424,689	1,037,433
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,185,591	1,185,591
Lender finance	—	—	—	—	678,400	678,400
Other commercial finance	31	—	—	31	67,176	67,207
Commercial real estate	2,857	530	495	3,882	3,023,298	3,027,180
Equipment financing receivables	10,718	4,253	2,403	17,374	1,822,042	1,839,416
Home equity lines	1,388	527	2,152	4,067	135,522	139,589
Consumer and credit card	7	11	31	49	5,845	5,894
Total loans and leases held for investment	$80,668	$46,855	$542,636	$670,159	$13,260,038	$13,930,197

December 31, 2013
Residential mortgages:
Residential	$10,145	$4,683	$56,517	$71,345	$5,011,257	$5,082,602
Government insured pool buyouts (1)	90,795	55,666	671,918	818,379	492,367	1,310,746
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	944,219	944,219
Lender finance	—	—	—	—	592,621	592,621
Other commercial finance	—	2	1,005	1,007	77,059	78,066
Commercial real estate	2,909	—	—	2,909	2,853,550	2,856,459
Equipment financing receivables	7,277	3,098	1,024	11,399	1,226,542	1,237,941
Home equity lines	2,614	396	3,270	6,280	145,636	151,916
Consumer and credit card	23	12	37	72	5,082	5,154
Total loans and leases held for investment	$113,763	$63,857	$733,771	$911,391	$11,348,333	$12,259,724

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$10,363	$9,863	$2,682	$67,663	$64,079	$9,134
Commercial and commercial real estate:
Commercial real estate	17,331	14,003	1,440	1,161	1,172	248
Total impaired loans with an allowance recorded	$27,694	$23,866	$4,122	$68,824	$65,251	$9,382

Without a related allowance recorded:
Residential mortgages:
Residential	$8,297	$6,911		$34,898	$26,393
Commercial and commercial real estate:
Commercial real estate	55,347	42,931		23,281	21,575
Total impaired loans without an allowance recorded	$63,644	$49,842		$58,179	$47,968

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.

The following table presents the average investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$16,283	$106	$93,535	$667
Commercial and commercial real estate:
Commercial	—	—	3,578	—
Commercial real estate	56,370	454	79,808	300
Total impaired loans	$72,653	$560	$176,921	$967

	Nine Months Ended September 30,
	2014		2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$51,570	$1,141	$94,534	$2,143
Commercial and commercial real estate:
Commercial	—	—	4,965	2
Commercial real estate	41,404	1,016	79,874	764
Total impaired loans	$92,974	$2,157	$179,373	$2,909
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$18,727	$—	$56,517	$—
Government insured pool buyouts	—	518,828	—	671,918
Commercial and commercial real estate:
Other commercial finance	—	—	1,005	—
Commercial real estate	44,882	—	17,544	—
Equipment financing receivables	8,740	—	4,527	—
Home equity lines	2,152	—	3,270	—
Consumer and credit card	31	—	37	—
Total non-performing loans and leases	$74,532	$518,828	$82,900	$671,918
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

The following is a summary of information relating to modifications considered to be TDRs for the three and nine months ended September 30, 2014 and 2013 that remain as of the respective balance sheet dates:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	—	$—	$—	3	$1,217	$1,218

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	10	$2,805	$2,867	28	$10,693	$10,777
Commercial real estate	—	—	—	2	1,695	1,695
Total	10	$2,805	$2,867	30	$12,388	$12,472
The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$881	2	$881

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$210	3	$397
Other commercial finance	1	673	1	673
Total	3	$883	4	$1,070
The recorded investment of TDRs as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Loan Type:
Residential mortgages	$16,774	$90,472
Commercial and commercial real estate	7,119	8,598
Total recorded investment of TDRs	$23,893	$99,070
Accrual Status:
Current	$14,475	$73,180
30-89 days past-due accruing	2,072	3,732
90+ days past-due accruing	—	306
Nonaccrual	7,346	21,852
Total recorded investment of TDRs	$23,893	$99,070

TDRs classified as impaired loans	$23,893	$99,070
Valuation allowance on TDRs	2,705	9,134
The Company included 77 and 133 loans with net recorded investments of $3,858 and $15,988 in Chapter 7 bankruptcy as TDRs at September 30, 2014 and December 31, 2013. Please see Note 4 for disclosure of the sale of residential TDRs and non-performing assets that resulted in the decrease in the balances reported above.

7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$437,595	$462,718	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	20,848	33,025	42,952	84,018
Acquired servicing rights	—	1,633	—	65,188
Sale of servicing rights	—	—	(55,547)	—
Amortization	(19,572)	(30,437)	(59,170)	(101,461)
Decrease (increase) in valuation allowance	3,071	35,132	8,012	80,259
Other	(699)	(577)	(1,684)	(2,369)
Balance, end of period	$441,243	$501,494	$441,243	$501,494
Valuation allowance:
Balance, beginning of period	$3,071	$57,836	$8,012	$102,963
Recoveries	(3,071)	(35,132)	(8,012)	(80,259)
Balance, end of period	$—	$22,704	$—	$22,704
Components of loan servicing fee income for the three and nine months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractually specified service fees, net	$31,106	$40,116	$99,499	$110,489
Other ancillary fees	4,249	9,987	19,793	27,717
Other	545	610	3,642	1,862
	$35,900	$50,713	$122,934	$140,068
Residential
On March 28, 2014, EverBank received investor approval and recognized the sale of $55,547 in carrying value and $9,945,965 in UPB of servicing rights to Green Tree Servicing LLC (GTS), which transferred in May 2014 and was excluded from the MSR portfolio at September 30, 2014.
For loans securitized and sold with servicing retained during the three and nine months ended September 30, 2014 and 2013, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Average discount rates	8.76%	—	14.50%	8.76%	—	14.50%
Expected prepayment speeds	11.35%	—	12.59%	11.35%	—	13.76%
Weighted-average life in years	6.16	—	6.40	6.03	—	6.41

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Average discount rates	8.57%	—	9.40%	8.57%	—	9.85%
Expected prepayment speeds	8.78%	—	10.60%	7.91%	—	14.93%
Weighted-average life in years	6.58	—	7.87	5.33	—	7.87
At September 30, 2014 and December 31, 2013, the Company estimated the fair value of its capitalized residential MSR to be approximately $454,637 and $528,848, respectively. The carrying value of its residential MSR was $437,623 and $499,973 at September 30, 2014 and December 31, 2013, respectively. The unpaid principal balance below excludes $7,547,000 and $6,677,000 at September 30, 2014 and December 31, 2013, respectively, for residential loans with no related MSR basis.

The characteristics used in estimating the fair value of the residential MSR portfolio at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Unpaid principal balance	$41,746,000	$52,816,000
Gross weighted-average coupon	4.41%	4.46%
Weighted-average servicing fee	0.29%	0.29%
Expected prepayment speed (1)	12.16%	14.87%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of September 30, 2014 and December 31, 2013 is presented below.

	September 30, 2014	December 31, 2013
Prepayment Rate
10% adverse rate change	$18,475	$22,941
20% adverse rate change	35,719	44,156
Discount Rate
10% adverse rate change	16,794	19,303
20% adverse rate change	32,418	37,294
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
Commercial
The carrying value and fair value of our commercial MSR was $3,620 at September 30, 2014. As of December 31, 2013, the carrying value and fair value of our commercial MSR was $6,707. The Company recognized $5,260 and $2,318 of prepayment penalty income in other noninterest income during the three months ended September 30, 2014 and 2013, and $10,607 and $8,714 during the nine months ended September 30, 2014 and 2013, respectively, related to serviced loans in the Business Lending Trusts acquired with the Business Property Lending, Inc. acquisition.
8. Other Borrowings
Other borrowings at September 30, 2014 and December 31, 2013 were comprised of the following:

	September 30, 2014	December 31, 2013
FHLB advances	$3,953,000	$2,353,000
Notes payable	24,000	24,000
	$3,977,000	$2,377,000
Advances from the FHLB at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Fixed-rate advances with a weighted-average interest rate of 1.11% and 1.60%, respectively	$3,953,000	$2,353,000
Contractual maturity dates for FHLB advances at September 30, 2014 were as follows:

2014	$2,100,000
2015	331,000
2016	190,000
2017	380,000
2018	310,000
2019	80,000
Thereafter	562,000
$3,953,000
FHLB Borrowings
During September 2013, the Company early extinguished FHLB advances with a principal balance of $770,000. The consideration paid for the early extinguishment was $733,969 representing the net settlement of the advance balances. The resulting gain of $36,031 recognized upon extinguishment was recorded in other noninterest income in the consolidated statements of income. As a result of the extinguishment, the forecasted transactions related to the interest payments associated with this debt were no longer expected to occur, which resulted in the reclassification of $31,036 previously recorded in accumulated other comprehensive income to other noninterest income.
Interest expense on FHLB advances for the three months ended September 30, 2014 and 2013 was $15,904 and $19,037, respectively. Interest expense on FHLB advances for the nine months ended September 30, 2014 and 2013 was $44,248 and $55,293, respectively.
9.  Income Taxes
For the three and nine months ended September 30, 2014, the Company’s effective income tax rate of 37.9% for both periods differed from the statutory federal income tax rate primarily due to state income taxes. For the three and nine months ended September 30, 2013, the Company's effective income tax rate of 38.2% for both periods differed from the statutory federal income tax rate primarily due to state income taxes.
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
During the nine months ended September 30, 2014, 293,282 options were exercised with a total intrinsic value of $3,692.
Nonvested Stock - The Company issued 268,678 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the nine months ended September 30, 2014. The weighted-average grant date fair value of these shares was $18.14 per share, which is the fair value of the Company's common stock at grant date adjusted for expected dividends as our restricted shares do not accrue dividends.
11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$43,519	$33,150	$110,061	$118,289
Less dividends on preferred stock	(2,532)	(2,532)	(7,594)	(7,594)
Net income allocated to common shareholders	$40,987	$30,618	$102,467	$110,695
(Units in Thousands)
Average common shares outstanding	122,950	122,509	122,826	122,128
Common share equivalents:
Stock options	2,323	1,518	2,299	1,617
Nonvested stock	200	97	167	76
Average common shares outstanding, assuming dilution	125,473	124,124	125,292	123,821
Basic earnings per share	$0.33	$0.25	$0.83	$0.91
Diluted earnings per share	$0.33	$0.25	$0.82	$0.89
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Options	775,715	3,881,489	1,134,422	4,516,552

12.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of September 30, 2014 and December 31, 2013 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
September 30, 2014
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$553,000	$1,572	$2,567
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	661,128	9,499	565
Forward and optional forward purchase and sale commitments	1,914,871	2,640	4,159
Interest rate swaps and futures	310,124	—	272
Foreign exchange contracts	726,189	420	18,906
Foreign currency, commodity and metals indexed options	153,205	7,118	—
Options embedded in client deposits	151,721	—	7,019
Indemnification assets	109,276	6,720	—
Total freestanding derivatives		26,397	30,921
Netting and cash collateral adjustments (1)		(6,096)	(24,392)
Total derivatives		$21,873	$9,096

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2013
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$253,000	$—	$27,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	590,020	896	2,566
Forward and optional forward purchase and sale commitments	1,001,489	12,228	2,948
Interest rate swaps	75,239	—	347
Foreign exchange contracts	807,732	4,073	14,318
Foreign currency, commodity and metals indexed options	171,405	7,719	—
Options embedded in client deposits	170,176	—	7,689
Indemnification assets	147,897	7,531	—
Total freestanding derivatives		32,447	27,868
Netting and cash collateral adjustments (1)		(4,277)	(40,367)
Total derivatives		$28,170	$15,398

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of September 30, 2014 and December 31, 2013 include derivative positions netted totaling $5,726 and $1,763, respectively.

Cash Flow Hedges
As of September 30, 2014, AOCI included $17,225 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 13 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and nine months ended September 30, 2014 and 2013 in the condensed consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(3,391)	$13,206	$(39,186)	$91,265
Gains (losses) on indemnification assets (2)	260	(477)	(811)	(638)
Other	8	(8)	(7)	(154)
Total	$(3,123)	$12,721	$(40,004)	$90,473

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 13 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity and metals risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on September 30, 2014 and December 31, 2013 was $25,905 and $42,562, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2014 and December 31, 2013, $18,666 and $42,130, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of September 30, 2014 and December 31, 2013, $56,546 and $48,500, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2014 and December 31, 2013, $370 and $6,040, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of September 30, 2014 and December 31, 2013, the Company held $370 and $6,040, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of September 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Level 1 (1)	Level 2	Level 3	Netting	Total
September 30, 2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$985,180	$—		$985,180
Asset-backed securities	—	1,563	—		1,563
Other	384	218	—		602
Total available for sale securities	384	986,961	—		987,345
Loans held for sale	—	468,335	300,574		768,909
Derivative financial instruments:
Derivative assets (Note 12)	—	11,750	16,219	(6,096)	21,873
Derivative liabilities (Note 12)	—	32,923	565	(24,392)	9,096

	Level 1	Level 2	Level 3	Netting	Total
December 31, 2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,109,271	$—		$1,109,271
Asset-backed securities	—	3,086	—		3,086
Other	399	2,871	—		3,270
Total available for sale securities	399	1,115,228	—		1,115,627
Loans held for sale	—	613,459	58,912		672,371
Derivative financial instruments:
Derivative assets (Note 12)	—	24,020	8,427	(4,277)	28,170
Derivative liabilities (Note 12)	—	53,199	2,566	(40,367)	15,398

(1)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Three Months Ended September 30, 2014
Balance, beginning of period	$156,546	$—	$16,712
Issuances	304,213	—	24,191
Sales	(157,977)	—	—
Settlements	(2,754)	—	(26,278)
Gains (losses) included in earnings for the period	546	—	1,029
Balance, end of period	$300,574	$—	$15,654
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2014	$1,273	$—	$(1,058)

Three Months Ended September 30, 2013
Balance, beginning of period	$287,906	$(48,993)	$(7,496)
Issuances	164,303	—	67,276
Sales	(424,625)	—	—
Settlements	(7,966)	—	(48,292)
Gains (losses) included in earnings for the period	7,058	(2,681)	7,726
Balance, end of period	$26,676	$(51,674)	$19,214
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2013	$7,058	$(2,681)	$26,709

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives, net (3)
Nine Months Ended September 30, 2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	568,290	—	47,105
Sales	(301,322)	—	—
Settlements	(29,642)	—	(62,244)
Gains (losses) included in earnings for the period	4,336	—	24,932
Balance, end of period	$300,574	$—	$15,654
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2014	$1,273	$—	$9,792

Nine Months Ended September 30, 2013
Balance, beginning of period	$—	$(50,720)	$9,092
Issuances	455,591	—	159,070
Transfers into Level 3	—	—	6,628
Sales	(424,625)	—	—
Settlements	(7,966)	—	(88,552)
Gains (losses) included in earnings for the period	3,676	(954)	(67,024)
Balance, end of period	$26,676	$(51,674)	$19,214
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2013	$3,676	$(954)	$3,493

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2014				Min.		Max.	Weighted Avg.
Indemnification asset	$6,720	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	2.39%	-	68.09%	29.92%	(1)
			Loss duration (in months)	9	-	93	40	(1)
			Loss severity	2.60%	-	14.95%	7.23%	(1)
IRLCs, net	8,934	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	80.97%	(2)
Loans held for sale	300,574	Discounted cash flow	Cost of funds	2.26%	-	3.16%	2.84%
			Prepayment rate	5.22%	-	24.97%	12.00%
			Default rate	0.00%	-	2.07%	0.28%
			Weighted average life (in years)	3.29	-	9.88	6.49
			Cumulative loss	0.00%	-	0.40%	0.04%
			Loss severity	1.45%	-	20.10%	10.57%
December 31, 2013
Indemnification asset	$7,531	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	0.00%	-	68.98%	23.61%	(1)
			Loss duration (in months)	9	-	100	36	(1)
			Loss severity	(4.96)%	-	19.70%	6.54%	(1)
IRLCs, net	(1,670)	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	79.74%	(2)
Loans held for sale	58,912	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the IRLC valuation. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at September 30, 2014 and December 31, 2013:

September 30, 2014
Fair value carrying amount	$768,909
Aggregate unpaid principal balance	746,215
Fair value carrying amount less aggregate unpaid principal	$22,694
December 31, 2013
Fair value carrying amount	$672,371
Aggregate unpaid principal balance	659,592
Fair value carrying amount less aggregate unpaid principal	$12,779
No loans recorded under the fair value option were on nonaccrual status at September 30, 2014 or December 31, 2013.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $20,697 and $21,861 for the three and nine months ended September 30, 2014, respectively, and $40,474 and $42,215 for the three and nine months ended September 30, 2013, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at September 30, 2014 and December 31, 2013 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
September 30, 2014
Collateral-dependent loans	$—	$—	$13,997	$13,997	$1,440
Other real estate owned (1)	—	—	11,067	11,067	2,502
Mortgage servicing rights (2)	—	—	63,703	63,703	(8,012)
Loans held for sale	—	—	9,028	9,028	372
December 31, 2013
Collateral-dependent loans	$—	$—	$907	$907	$248
Other real estate owned (1)	—	—	7,009	7,009	2,008
Mortgage servicing rights (2)	—	—	448,925	448,925	(94,951)
Loans held for sale	—	—	9,123	9,123	424

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2014				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$13,997	Appraised value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	11,067	Appraised value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	63,703	Discounted cash flow	Prepayment speed	13.49%	-	16.76%	14.67%	(2)
			Discount rate	9.81%	-	9.86%	9.83%	(3)
Loans held for sale	9,028	Discounted cash flow	Cost of funds	0.83%	-	3.10%	3.05%
			Prepayment rate	6.80%	-	12.18%	6.91%
			Default rate	0.00%	-	100%	57.31%
			Weighted average life (in years)	5.46	-	10.04	9.95
			Cumulative loss	0.00%	-	71.36%	16.10%
			Loss severity	0.00%	-	71.36%	25.60%
December 31, 2013
Collateral-dependent loans	$907	Sales comparison approach	Appraisal value adjustment	0.00%	-	47.00%	N/A	(1)
Other real estate owned	7,009	Sales comparison approach	Appraisal value adjustment	0.00%	-	82.00%	N/A	(1)
Mortgage servicing rights	448,925	Discounted cash flow	Prepayment speed	16.50%	-	19.80%	19.25%	(2)
			Discount rate	9.20%	-	9.80%	9.37%	(3)
Loans held for sale	9,123	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

(1)	NM - Not Meaningful or N/A - Not Applicable

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial assets:
Investment securities:
Held to maturity	$113,751	$115,529	$—	$115,529	$—
Loans held for sale (1)	102,827	103,158	—	92,151	11,007
Loans held for investment (2)	15,126,702	15,176,323	—	—	15,176,323
Financial liabilities:
Time deposits	$4,890,675	$4,918,384	$—	$4,918,384	$—
Other borrowings	3,977,000	3,989,363	—	3,989,363	—
Trust preferred securities	103,750	90,145	—	—	90,145
December 31, 2013
Financial assets:
Investment securities:
Held to maturity	$107,312	$107,921	$—	$107,921	$—
Loans held for sale (1)	119,011	121,092	—	49,619	71,473
Loans held for investment (2)	12,153,835	12,266,499	—	—	12,266,499
Financial liabilities:
Time deposits	$3,654,179	$3,680,868	$—	$3,680,868	$—
Other borrowings	2,377,000	2,353,858	—	2,353,858	—
Trust preferred securities	103,750	86,220	—	—	86,220

(1)	The carrying value of loans held for sale excludes $768,909 and $672,371 in loans measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $50,131 and $59,417 as of September 30, 2014 and December 31, 2013, respectively. In addition, the carrying values excludes $1,396,004 and $1,035,199 of lease financing receivables within our equipment financing receivables portfolio as of September 30, 2014 and December 31, 2013, respectively.

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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of September 30, 2014 and December 31, 2013, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
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
Unfunded credit extension commitments at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Commercial lines of credit (1)	$1,411,688	$1,467,894
Home equity lines of credit	20,544	28,780
Credit card lines of credit	33,636	34,627
Standby letters of credit	844	1,140
Total unfunded credit extension commitments	$1,466,712	$1,532,441

(1)
Unfunded commercial commitments include $899,409 and $1,075,781 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of September 30, 2014 and December 31, 2013, respectively. Of these commitments, $468,571 and $360,165 were cancellable by the Company at September 30, 2014 and December 31, 2013, respectively.

The Company enters into floating rate residential loan commitments to lend. There were $117,245 of these commitments outstanding as of September 30, 2014.

The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Residential	$492,858	$531,642
Commercial	681,390	208,480
Leasing	296,803	168,857
Total commitments to lend in the pipeline	$1,471,051	$908,979
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At September 30, 2014 and December 31, 2013, the Company had approximately $100,018 and $60,018, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EverBank has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of September 30, 2014 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
January 2014	November 2014	$100,000	2.91%	February 2021
May 2014	November 2015	20,000	2.87%	May 2021
May 2014	November 2015	60,000	3.48%	May 2024
August 2014	December 2015	50,000	3.36%	July 2023
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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. Under the current agreement, the Company is obligated to pay $400 during the remainder of 2014. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights and under the agreement, the Company is obligated to pay $43,057 through February 28, 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through September 30, 2014, the Company originated and securitized approximately $62,902,660 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who eventually securitized and sold to the agencies.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company is subject to EPD provisions on certain jumbo loan products and the community reinvestment loans the Company originates and sells under the State of Florida housing program. The total non-conforming UPB sold subject to early prepayment default protection was $691,431 at September 30, 2014.  Total originations of community reinvestment loans sold under the State of Florida housing program were minimal. The reserve for early payment default is limited to 90 days and is estimated based on historical default factors.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through September 30, 2014 and sold in years 2004 through September 30, 2014. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $24,712 and $20,225 at September 30, 2014 and December 31, 2013, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at September 30, 2014 and December 31, 2013, was $49,292,765 and

$59,492,239, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at September 30, 2014 and December 31, 2013, was $4,075 and $23,668, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $138,949 and $149,381 at September 30, 2014 and December 31, 2013, respectively.
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
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement included a cash payment of $39,932, which was paid in 2013 by EverBank to a settlement fund, that provides relief to qualified borrowers and approximately $6,344, which was substantially paid in the first quarter of 2014 to organizations certified by the U.S. Department of Housing and Urban Development (HUD) or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, along with other mortgage servicers, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by similar errors identified in the Independent Foreclosure Review. As of September 30, 2014, EverBank accrued $3,491 for potential future remediation payments to borrowers as a result of the implementation of the action plan.
In September 2014, the Office of the Inspector General of HUD issued a report finding that EverBank did not properly determine that mortgagors were eligible to participate in FHA’s Preforeclosure Sale Program in accordance with HUD requirements. The report recommended that the Deputy Assistant Secretary for Single Family Housing require EverBank to (1) reimburse HUD for the 11 ineligible preforeclosure sale claims totaling $1,560, which the Company has recognized in general and administrative expense, and (2) develop and implement policies and procedures in accordance with HUD requirements to properly determine mortgagor eligibility for the program.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$126,543	$126,543	$150,749	$150,749
On-balance-sheet securitizations	86,650	86,650	50,534	50,534
Debt securities	1,100,712	1,100,712	1,219,915	1,219,915

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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three and nine months ended September 30, 2014 and 2013. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended September 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$84,635		$63,302	$(1,601)	$—	$146,336
Total net revenue	159,876	(1)	76,099	(1,425)	—	234,550
Intersegment revenue	17,635		(17,635)	—	—	—
Depreciation and amortization	2,246		3,452	1,971	—	7,669
lncome before income taxes	48,624	(1)	46,981	(25,543)	—	70,062
Total assets	13,292,823		7,257,986	120,054	(160,521)	20,510,342

	As of and for the Three Months Ended September 30, 2013
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$76,011		$64,423	$(1,578)	$—	$138,856
Total net revenue	207,074	(2)	76,776	(1,425)	—	282,425
Intersegment revenue	17,754		(17,754)	—	—	—
Depreciation and amortization	2,630		5,388	1,948	—	9,966
Income before income taxes	37,249	(2)	39,024	(22,612)	—	53,661
Total assets	11,578,876		6,029,290	213,745	(209,822)	17,612,089

	As of and for the Nine Months Ended September 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$236,753		$185,386	$(4,768)	$—	$417,371
Total net revenue	466,005	(1)	217,601	(4,169)	—	679,437
Intersegment revenue	48,332		(48,332)	—	—	—
Depreciation and amortization	6,842		11,721	5,842	—	24,405
Income before income taxes	124,487	(1)	131,195	(78,459)	—	177,223
Total assets	13,292,823		7,257,986	120,054	(160,521)	20,510,342

	As of and for the Nine Months Ended September 30, 2013
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$232,894		$195,718	$(4,723)	$—	$423,889
Total net revenue	618,942	(2)	232,791	(4,162)	—	847,571
Intersegment revenue	45,624		(45,624)	—	—	—
Depreciation and amortization	7,905		16,903	5,279	—	30,087
Income before income taxes	142,762	(2)	122,811	(74,070)	—	191,503
Total assets	11,578,876		6,029,290	213,745	(209,822)	17,612,089

(1)
Segment earnings in the Consumer Banking segment included $3,071 recovery on the MSR valuation allowance for the three months ended September 30, 2014 and an $8,012 recovery on the MSR valuation allowance for the nine months ended September 30, 2014.

(2)
Segment earnings in the Consumer Banking segment included a $35,132 recovery on the MSR valuation allowance for the three months ended September 30, 2013 and a $80,259 recovery on the MSR valuation allowance for the nine months ended September 30, 2013.

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
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine months ended September 30, 2014 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, the Form 10-K and the Current Report on Form 8-K filed with the SEC on July 30, 2014, which reclassified historical segment information presented in the Form 10-K.
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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	risk of individual claims or further fines, penalties, equitable remedies, or other enforcement actions relating to our mortgage related practices;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	our ability to comply with the amended consent order and the terms and conditions of our settlement of the Independent Foreclosure Review, including the associated costs;

•	concentration of our commercial real estate loan portfolio;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	execution of current or future acquisition, reorganization or disposition transactions including, the risk that we may not realize the anticipated benefits of such transactions;

•	limited ability to rely on brokered deposits as a part of our funding strategy;

•	concentration of mass-affluent clients and jumbo mortgages;

•	the effectiveness of the hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	disruptions in the credit and financial markets in the United States and globally

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, other vendors and our employees;

•	costs of compliance or failure to comply with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

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
Introduction and Overview
We are a thrift holding company which operates primarily through our direct subsidiary, EverBank (EB or EverBank). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” the “Company”, or EFC refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium-sized business clients. We market and distribute our products and services primarily through our integrated on-line financial portal, which is augmented by our nationwide network of independent financial advisors, high-volume financial centers in targeted Florida markets and other business offices throughout the country. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.
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
Performance Highlights
Third Quarter 2014 Key Highlights

•	GAAP net income available to common shareholders was $41.0 million for the third quarter 2014, compared to $32.3 million for the second quarter 2014 and $30.6 million for the third quarter 2013.

•	GAAP diluted earnings per share were $0.33, a 27% increase from $0.26 in the second quarter 2014 and a 32% increase from $0.25 in the third quarter 2013.

•	Return on average equity was 10.6% for the quarter.

•	Portfolio loans held for investment of $16.6 billion, an increase of 8% compared to the prior quarter.

•	Retained originations of $1.7 billion in the quarter; year to date retained originations of $4.3 billion.

•	Total assets of $20.5 billion, an increase of 4% compared to the prior quarter.

•	Total deposits of $14.5 billion, an increase of 4% compared to the prior quarter.

•	Tangible common equity per common share increased 8% year over year to $12.36 at September 30, 2014.

•	Strong capital position with bank tier 1 leverage ratio of 8.5% and bank total risk-based capital ratio of 14.0%.

•	Adjusted non-performing assets to total assets improved to 0.50% at September 30, 2014. Annualized net charge-offs to total loans and leases held for investment remained low at 0.09% for the quarter.

Financial Highlights				Table 1
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2014	2013	2014	2013
For the Period:
Operating Results:
Total revenue(1)	$234,550	$282,425	$679,437	$847,571
Net interest income	146,336	138,856	417,371	423,889
Provision for loan and lease losses	6,735	3,068	15,929	5,016
Noninterest income	88,214	143,569	262,066	423,682
Noninterest expense	157,753	225,696	486,285	651,052
Net income	43,519	33,150	110,061	118,289
Net earnings per common share, basic	0.33	0.25	0.83	0.91
Net earnings per common share, diluted	0.33	0.25	0.82	0.89
Performance Metrics:
Yield on interest-earning assets	3.95%	4.32%	4.12%	4.40%
Cost of interest-bearing liabilities	1.01%	1.18%	1.03%	1.22%
Net interest margin	3.02%	3.24%	3.20%	3.33%
Return on average assets	0.85%	0.72%	0.78%	0.86%
Return on risk-weighted assets(2)	1.37%	1.16%	1.21%	1.39%
Return on average equity(3)	10.6%	8.7%	9.0%	10.8%
Efficiency ratio(4)	67%	80%	72%	77%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.09%	0.30%	0.13%	0.22%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,302.1	$2,700.2	$6,235.5	$8,853.8
Jumbo residential mortgage loans originated (in millions)	1,187.2	767.0	3,103.5	2,583.0
Unpaid principal balance of loans sold (in millions)	2,172.6	3,164.5	4,914.1	8,730.4
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$361.4	$174.4	$804.8	$757.9
Equipment financing receivables (in millions)	392.8	177.2	958.8	514.8

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	September 30, 2014	December 31, 2013
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$16,522,706	$13,189,034
Total assets	20,510,342	17,640,984
Deposits	14,473,505	13,261,340
Total liabilities	18,789,319	16,019,971
Total shareholders’ equity	1,721,023	1,621,013
Loans and leases held for investment as a percentage of deposits	115%	100%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 17)	0.50%	0.65%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 18)	0.35%	0.48%
ALLL as a percentage of loans and leases held for investment (excluding ASC 310-30) (see Table 18)	0.35%	0.40%
Government insured pool buyouts as a percentage of loans and leases held for investment	20%	14%
Capital:
Common equity tier 1 ratio (EFC consolidated, Basel I)(5)	12.0%	12.1%
Tier 1 leverage ratio (bank level) (see Table 37)	8.5%	9.0%
Total risk-based capital ratio (bank level) (see Table 37)	14.0%	14.3%
Tangible common equity per common share(6)	$12.36	$11.57
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$50,830.6	$61,035.3
Consumer Banking loans as a percentage of loans and leases held for investment	58%	54%
Consumer deposits (in millions)	$12,087.8	$11,434.7
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	42%	46%
Commercial deposits (in millions)	$2,385.7	$1,826.7

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net income	$43,519	$33,150	$110,061	$118,289
Transaction expense and non-recurring regulatory related expense, net of tax	2,201	20,203	3,960	43,670
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	198	(439)	932	(27)
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	(1,904)	(21,783)	(4,967)	(49,761)
Restructuring cost, net of tax	—	3,242	630	3,242
OTTI losses on investment securities (Volcker Rule), net of tax	—	—	425	—
Adjusted net income	$44,014	$34,373	$111,041	$115,413
Adjusted net income allocated to preferred stock	2,532	2,532	7,594	7,594
Adjusted net income allocated to common shareholders	$41,482	$31,841	$103,447	$107,819
Adjusted net earnings per common share, basic	$0.34	$0.26	$0.84	$0.88
Adjusted net earnings per common share, diluted	$0.33	$0.26	$0.83	$0.87
Weighted average common shares outstanding:
(units in thousands)
Basic	122,950	122,509	122,826	122,128
Diluted	125,473	124,124	125,292	123,821
A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	September 30, 2014	December 31, 2013
Shareholders’ equity	$1,721,023	$1,621,013
Less:
Goodwill	46,859	46,859
Intangible assets	4,232	5,813
Tangible equity	1,669,932	1,568,341
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,519,932	$1,418,341
Total assets	$20,510,342	$17,640,984
Less:
Goodwill	46,859	46,859
Intangible assets	4,232	5,813
Tangible assets	$20,459,251	$17,588,312

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 2A
	Three Months Ended
	September 30, 2014			September 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$184,449	$116	0.25%	$878,078	$493	0.22%
Investments	1,322,842	9,627	2.90%	1,619,621	13,376	3.30%
Loans held for sale	1,866,562	15,740	3.37%	1,932,075	18,207	3.77%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	5,261,448	45,245	3.44%	4,244,971	36,588	3.45%
Government insured pool buyouts	3,738,326	36,102	3.86%	2,235,466	31,018	5.55%
Residential mortgages	8,999,774	81,347	3.62%	6,480,437	67,606	4.17%
Home equity lines	137,993	2,074	5.96%	162,194	1,708	4.18%
Other consumer and credit card	4,945	108	8.70%	6,241	263	16.72%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,263,260	46,156	5.62%	3,346,321	52,058	6.18%
Mortgage warehouse finance	1,191,602	8,822	2.90%	1,062,274	8,496	3.13%
Lender finance	630,336	5,677	3.52%	456,075	4,220	3.62%
Commercial and commercial real estate	5,085,198	60,655	4.72%	4,864,670	64,774	5.28%
Equipment financing receivables	1,625,813	20,989	5.16%	1,041,040	17,552	6.74%
Total loans and leases held for investment	15,853,723	165,173	4.15%	12,554,582	151,903	4.82%
Total interest-earning assets	19,227,576	$190,656	3.95%	16,984,356	$183,979	4.32%
Noninterest-earning assets	1,206,336			1,449,836
Total assets	$20,433,912			$18,434,192
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,821,448	$4,382	0.62%	$3,055,881	$5,025	0.65%
Market-based money market accounts	403,670	621	0.61%	416,145	672	0.64%
Savings and money market accounts, excluding market-based	5,077,685	8,069	0.63%	5,214,061	8,362	0.64%
Market-based time	561,292	1,171	0.83%	621,675	1,244	0.79%
Time, excluding market-based	4,501,948	12,512	1.10%	3,082,451	9,134	1.18%
Total deposits	13,366,043	26,755	0.79%	12,390,213	24,437	0.78%
Borrowings:
Trust preferred securities	103,750	1,661	6.35%	103,750	1,649	6.31%
Federal Home Loan Bank (FHLB) advances	3,808,326	15,904	1.63%	2,511,830	19,037	2.97%
Other	24,000	—	0.00%	13	—	0.00%
Total borrowings	3,936,076	17,565	1.75%	2,615,593	20,686	3.10%
Total interest-bearing liabilities	17,302,119	$44,320	1.01%	15,005,806	$45,123	1.18%
Noninterest-bearing demand deposits	1,173,181			1,515,123
Other noninterest-bearing liabilities	259,794			351,762
Total liabilities	18,735,094			16,872,691
Total shareholders’ equity	1,698,818			1,561,501
Total liabilities and shareholders’ equity	$20,433,912			$18,434,192
Net interest income/spread		$146,336	2.94%		$138,856	3.14%
Net interest margin			3.02%			3.24%
Memo: Total deposits including non-interest bearing	$14,539,224	$26,755	0.73%	$13,905,336	$24,437	0.70%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 2B
	Nine Months Ended
	September 30, 2014			September 30, 2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$205,191	$388	0.25%	$682,971	$1,108	0.22%
Investments	1,346,749	29,276	2.90%	1,724,627	44,439	3.44%
Loans held for sale	1,315,991	35,626	3.61%	2,304,750	60,887	3.52%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	5,353,680	138,400	3.45%	3,916,919	104,582	3.56%
Government insured pool buyouts	2,816,247	95,223	4.51%	2,498,966	101,949	5.44%
Residential mortgages	8,169,927	233,623	3.81%	6,415,885	206,531	4.29%
Home equity lines	143,589	4,572	4.26%	169,585	6,231	4.91%
Other consumer and credit card	5,307	598	15.08%	6,885	395	7.67%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,255,204	138,218	5.64%	3,366,704	151,252	5.97%
Mortgage warehouse finance	974,975	21,332	2.89%	1,000,843	24,195	3.19%
Lender finance	614,821	17,291	3.71%	399,009	11,852	3.92%
Commercial and commercial real estate	4,845,000	176,841	4.84%	4,766,556	187,299	5.21%
Equipment financing receivables	1,413,365	58,448	5.51%	949,035	55,276	7.77%
Total loans and leases held for investment	14,577,188	474,082	4.33%	12,307,946	455,732	4.93%
Total interest-earning assets	17,445,119	$539,372	4.12%	17,020,294	$562,166	4.40%
Noninterest-earning assets	1,297,879			1,378,070
Total assets	$18,742,998			$18,398,364
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$2,881,053	$12,960	0.60%	$2,958,063	$16,259	0.73%
Market-based money market accounts	410,245	1,872	0.61%	422,899	2,268	0.72%
Savings and money market accounts, excluding market-based	5,027,940	23,179	0.62%	4,976,491	26,861	0.72%
Market-based time	574,810	3,379	0.79%	676,396	4,084	0.81%
Time, excluding market-based	3,634,566	31,414	1.16%	3,405,257	28,355	1.11%
Total deposits	12,528,614	72,804	0.78%	12,439,106	77,827	0.84%
Borrowings:
Trust preferred securities	103,750	4,949	6.38%	103,750	4,935	6.36%
FHLB advances	3,049,705	44,248	1.91%	2,546,521	55,293	2.86%
Repurchase agreements	—	—	0.00%	18,661	222	1.59%
Other	24,000	—	0.00%	4	—	0.00%
Total borrowings	3,177,455	49,197	2.04%	2,668,936	60,450	2.99%
Total interest-bearing liabilities	15,706,069	$122,001	1.03%	15,108,042	$138,277	1.22%
Noninterest-bearing demand deposits	1,134,883			1,428,937
Other noninterest-bearing liabilities	240,202			344,053
Total liabilities	17,081,154			16,881,032
Total shareholders’ equity	1,661,844			1,517,332
Total liabilities and shareholders’ equity	$18,742,998			$18,398,364
Net interest income/spread		$417,371	3.09%		$423,889	3.18%
Net interest margin			3.20%			3.33%
Memo: Total deposits including non-interest bearing	$13,663,497	$72,804	0.71%	$13,868,043	$77,827	0.75%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income(1)						Table 3
	Three Months Ended			Nine Months Ended
	September 30, 2014 Compared			September 30, 2014 Compared
	to September 30, 2013			to September 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(389)	$12	$(377)	$(775)	$55	$(720)
Investments	(2,468)	(1,281)	(3,749)	(9,713)	(5,450)	(15,163)
Loans held for sale	(622)	(1,845)	(2,467)	(26,049)	788	(25,261)
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	8,833	(176)	8,657	38,256	(4,438)	33,818
Government insured pool buyouts	21,024	(15,940)	5,084	12,909	(19,635)	(6,726)
Residential mortgages	29,857	(16,116)	13,741	51,165	(24,073)	27,092
Home equity lines	(255)	621	366	(955)	(704)	(1,659)
Other consumer and credit card	(55)	(100)	(155)	(91)	294	203
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	(1,295)	(4,607)	(5,902)	(4,979)	(8,055)	(13,034)
Mortgage warehouse finance	1,020	(694)	326	(617)	(2,246)	(2,863)
Lender finance	1,590	(133)	1,457	6,322	(883)	5,439
Commercial and commercial real estate	1,315	(5,434)	(4,119)	726	(11,184)	(10,458)
Equipment financing receivables	9,941	(6,504)	3,437	26,971	(23,799)	3,172
Total loans and leases held for investment	40,803	(27,533)	13,270	77,816	(59,466)	18,350
Total change in interest income	37,324	(30,647)	6,677	41,279	(64,073)	(22,794)
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$(386)	$(257)	$(643)	$(423)	$(2,876)	$(3,299)
Market-based money market accounts	(20)	(31)	(51)	(68)	(328)	(396)
Savings and money market accounts, excluding market-based	(219)	(74)	(293)	278	(3,960)	(3,682)
Market-based time	(121)	48	(73)	(613)	(92)	(705)
Time, excluding market-based	4,206	(828)	3,378	1,909	1,150	3,059
Total deposits	3,460	(1,142)	2,318	1,083	(6,106)	(5,023)
Borrowings:
Trust preferred securities	—	12	12	—	14	14
FHLB advances	9,691	(12,824)	(3,133)	10,776	(21,821)	(11,045)
Repurchase agreements	—	—	—	(222)	—	(222)
Total borrowings	9,691	(12,812)	(3,121)	10,554	(21,807)	(11,253)
Total change in interest expense	13,151	(13,954)	(803)	11,637	(27,913)	(16,276)
Total change in net interest income	$24,173	$(16,693)	$7,480	$29,642	$(36,160)	$(6,518)

(1)
The effect of changes in volume is determined by multiplying the change in volume by the previous period's average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous period's volume. Changes applicable to both volume and rate have been allocated to rate.

Net Interest Income
Third Quarter of 2014 compared to Third Quarter of 2013
Net interest income is affected by both changes in interest rates and the amount and composition of earning assets and interest-bearing liabilities. Net interest margin is defined as net interest income as a percentage of average interest-earning assets. Net interest income increased by $7.5 million, or 5%, in the third quarter of 2014 compared to the same period in 2013 due to an increase in interest income of $6.7 million, or 4%, as well as a decrease in interest expense of $0.8 million, or 2%, which was affected by both an overall increase in the amount of interest earning assets which was partially offset by the continuation of a low interest rate environment which drove tighter spreads due to continued price competition for new volumes. Our net interest margin decreased by 22 basis points in the third quarter of 2014 compared to the same period in 2013, which was led by a decrease in yields on our interest-earning assets partially offset by a decrease in yields on our interest-bearing liabilities.
Yields on our interest-earning assets decreased by 37 basis points in the third quarter of 2014 compared to the same period in 2013, primarily due to a decrease in yields from our investment securities, loans held for sale and loans and leases held for investment. The decrease in yields on our investment securities is due to paydowns and sales of higher yielding investment securities during 2014 with a weighted average rate of 3.17% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.62%. The sales of higher yielding securities were driven by the Volcker Rule as well as increased Federal Deposit Insurance Company (FDIC) assessments on certain other types of investments. For more information on the Volcker Rule, see the "Asset and Liability Management and Market Risk" section in this Quarterly Report on Form 10-Q. The lower yields on the purchased securities are consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The yields on our loans held for sale decreased 40 basis points in the third quarter of 2014 compared to the same period in 2013 primarily due to the decrease in the current market mortgage rates. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates available in the market.
The yields on our loans held for investment portfolio decreased 67 basis points in the third quarter of 2014 compared to the same period in 2013 which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 55 basis points in the third quarter of 2014 compared to the same period in 2013 due to continued production and acquisition of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment. In addition, our yields on our government insured pool buyouts decreased due to the acquisition of loans at market rates coupled with a large increase in the average balance of these assets drove yields lower in the residential portfolio. The yield on our commercial and commercial real estate portfolio decreased 56 basis points due to production of current market rate commercial assets coupled with paydowns of higher yielding assets, as well as the sale of certain non-performing assets (NPAs) in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with certain credit impaired assets that were acquired during a period of market dislocation, however we saw declines in noninterest expense due to the reduction of non-performing assets, including salaries and commissions, related to management of those NPAs as well as a reduction in our FDIC deposit insurance assessment fees related to those assets. Yields on our equipment financing receivables decreased 158 basis points in the third quarter of 2014 compared to the same period in 2013 due primarily to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation.
The rate on our interest-bearing liabilities decreased 17 basis points in the third quarter of 2014 compared to the same period in 2013 which was led by a shift in the relative make-up of our interest-bearing liabilities as long term other borrowings made up a larger percentage of our interest-bearing liability position in the third quarter of 2014 compared to the same period in 2013. The rates paid on total borrowings decreased 135 basis points in the third quarter of 2014 compared to the same period in 2013 due to the make-up of the other borrowings balance with an increase in our short term borrowings as we ramped up our deposit gathering initiatives at the end of the second quarter of 2014 to help fund the balance sheet growth experienced in the last two quarters. The rates paid on our deposits remained relatively constant as they increased one basis point in the third quarter of 2014 compared to the same period in 2013 due to the growth in higher rate time deposits as compared to lower rate interest-bearing demand, money market and savings accounts.
Average balances of our interest-earning assets increased by $2.2 billion, or 13%, in the third quarter of 2014 compared to the same period in 2013 primarily due to a $3.3 billion increase in loans and leases held for investment. This was partially offset by a $0.3 billion decrease in investment securities and a $0.7 billion decrease in cash and cash equivalents.
The decrease in the average balance of our investment securities portfolio is driven primarily by continued principal paydowns as well as the sale of certain investments during 2013 and 2014. The decrease in the average balance of our cash and cash equivalents balance in the third quarter of 2014 compared to the same period in 2013 is due to the increase in our loans held for investment balance, including the purchase of third party Government National Mortgage Association (GNMA) pool buyout loans and strong retained organic loan growth.
The increase in the average balance of our loans held for investment was primarily driven by increases in our residential mortgages and equipment financing portfolios. The increase in the average balance of our residential mortgage portfolio is primarily due to several third party acquisitions of government insured pool buyouts and the continued origination of our preferred jumbo adjustable rate mortgage (ARM) product for investment. In addition, our equipment financing portfolio saw continued strong origination volumes in the third quarter of 2014. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
Average balances in our interest-bearing liabilities increased by $2.3 billion, or 15%, in the third quarter of 2014 compared to the same period in 2013 primarily due to an increase in the average balance of our other borrowings of $1.3 billion driven by an increase in short-term FHLB advances to help fund the balance sheet growth over the last year. This increase was coupled with an increase in our total deposits of $1.0 billion in the third quarter of 2014 compared to the same period in 2013.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Net interest income decreased by $6.5 million, or 2%, in the first nine months of 2014 compared to the same period in 2013 due to a decrease in interest income of $22.8 million, or 4%, partially offset by a decrease in interest expense of $16.3 million, or 12%. Our net interest margin decreased by 13 basis points in the first nine months of 2014 compared to the same period in 2013, which was led by a decrease in yields in our interest-earning assets due to tighter spreads resulting from a contraction in refinance volume and price competition for new volumes mostly offset by a decrease in yields on interest-bearing liabilities which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 28 basis points in the first nine months of 2014 compared to the same period in 2013, primarily due to a decrease in yields from our investment securities and loans and leases held for investment partially offset by an increase in yields from our loans held for sale. The yield on our investment securities portfolio decreased 56 basis points due to paydowns and sales of higher yielding investment securities during 2014 with a weighted average rate of 3.17% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.62%. The lower yields on these securities is consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The yields on our loans held for investment portfolio decreased 60 basis points in the first nine months of 2014 compared to the same period in 2013 which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 48 basis points in the first nine months of 2014 compared to the same period in 2013 due to continued production and acquisition of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment and during periods of market dislocation. In addition, the acquisition of several government insured pool buyout portfolios at current market rates drove yields lower in the residential portfolio. The yield on our commercial and commercial real estate portfolio decreased 37 basis points due to production and acquisition of current market rate commercial assets coupled with paydowns of higher yielding assets, lower prepayment fees as well as the sale of certain non-performing assets in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with certain acquired credit impaired assets that were acquired during a period of market dislocation, however we saw declines in noninterest expense due to the reduction of non-performing assets including salaries and commissions related to management of those NPAs as well as a reduction in our FDIC deposit insurance assessment fees related to those assets. Yields on our equipment financing receivables decreased 226 basis points in the first nine months of 2014 compared to the same period in 2013 primarily due to continued production of leases at current market interest rates coupled with a decline in the leases acquired in the 2010 acquisition of our leasing business which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale increased 9 basis points in the first nine months of 2014 compared to the same period in 2013 primarily due to the increase in the current market mortgage rates. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
The rate on our interest-bearing liabilities decreased 19 basis points in the first nine months of 2014 compared to the same period in 2013, which was led by a decrease in the rates paid on deposits as well as the relative make-up of our other borrowings balance during the first nine months of 2014 compared to the same period in 2013. The rates paid on our deposits decreased 6 basis points in the first nine months of 2014 compared to the same period in 2013 due to the reduction of interest rates paid on our demand, savings and money market accounts partially offset by an increase in rates paid on our time based deposits. The rates paid on other borrowings decreased 95 basis points in the first nine months of 2014 compared to the same period in 2013 due to the make-up of our FHLB borrowings which saw an increase in short term borrowings which are being used to fund loan acquisitions during the year as we increase our deposit gathering initiatives to help fund the balance sheet growth experienced in 2014.
Average balances of our interest-earning assets increased by $0.4 billion, or 2%, in the first nine months of 2014 compared to the same period in 2013 primarily due to a $2.3 billion increase in loans and leases held for investment partially offset by a $1.0 billion decrease in loans held for sale, a $0.4 billion decrease in investment securities and a $0.5 billion decrease in cash and cash equivalents.
The increase in the average balance of our loans held for investment was driven primarily by increases in our residential mortgages and equipment financing portfolios. The increase in the average balance of our residential mortgages portfolio is primarily due to the continued origination of our preferred jumbo ARM product for investment as well as several third party acquisitions of government insured pool buyouts. In addition, our equipment finance portfolio saw continued strong origination volumes in 2014. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The decrease in the average balance of our agency loans held for sale is primarily a result of slower refinance origination activity which can be seen throughout the industry. In addition, we continue to focus on balance sheet growth and have retained a majority of our preferred ARM originations into loans held for investment which had an effect on the average balance of loans held for sale in the first nine months of 2014 compared to the same period in 2013. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investment securities portfolio is driven primarily by continued principal paydowns as well as the sale of certain investments during 2013 and 2014. The decrease in the average balance of our cash and cash equivalents balance in the first nine months of 2014 compared to the same period in 2013 is due to the increase in our loans held for investment balance, including the purchase of third party GNMA pool buyout loans and strong retained organic loan growth. This was partially offset by a reduction in our loans held for sale balances.
Average balances in our interest-bearing liabilities increased by $0.6 billion, or 4%, in the first nine months of 2014 compared to the same period in 2013 primarily due to an increase in FHLB advances.
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
Third Quarter of 2014 Compared to Third Quarter of 2013
We recorded a provision for loan and lease losses of $6.7 million in the third quarter of 2014, which is an increase from $3.1 million in the same period in 2013. Provision expense increased $3.7 million, or 120%, in the third quarter of 2014 as compared to the same period in 2013, however such expense remains low primarily due to improving loan performance as a result of a more stable market, increasing property values, which continues to decrease severity upon default, as well as an improvement in the portfolio composition that includes higher credit quality EverBank originated loans. Net charge-offs were $3.7 million in the third quarter of 2014 compared to $9.5 million in the same period in 2013. The decrease in charge-offs was primarily driven by our commercial and commercial real estate portfolio as a result of the sale of our nonperforming assets in the fourth quarter of 2013. This decrease included a decrease of $2.2 million in net charge-offs associated with our ACI portfolio, however the NPV and the expected internal rate of return (IRR) of the ACI pools were unaffected by these charge-offs as these were included in the cash flow expectations which drove the impairment in prior periods. The net charge-off ratio was 0.09% in the third quarter of 2014 compared to 0.30% in the same period in 2013.
For further discussion of changes in our allowance for loan and lease losses, please see the "Loan and Lease Quality" section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
We recorded a provision for loan and lease losses of $15.9 million in the first nine months of 2014, which is an increase of 218% from $5.0 million in the same period in 2013. Provision expense increased $10.9 million in the first nine months of 2014 as compared to the same period in 2013, due to the continued growth in our loans held for investment balances due to acquisition and origination of loans held for investment. Net charge-offs were $14.7 million in the first nine months of 2014 compared to $20.1 million in the same period in 2013. The net charge-off ratio was 0.13% in the first nine months of 2014 compared to 0.22% in the same period in 2013.
For further discussion of changes in our allowance for loan and lease losses, please see the "Loan and Lease Quality" section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 4
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Loan servicing fee income	$35,900	$50,713	$122,934	$140,068
Amortization of MSR	(19,572)	(30,438)	(59,170)	(101,461)
Recovery (impairment) of MSR	3,071	35,132	8,012	80,259
Net loan servicing income	19,399	55,407	71,776	118,866
Gain on sale of loans	47,920	51,397	129,474	209,545
Loan production revenue	5,783	10,514	15,709	30,066
Deposit fee income	3,828	4,952	11,696	15,167
Other lease income	3,910	6,506	12,621	19,388
Other	7,374	14,793	20,790	30,650
Total Noninterest Income	$88,214	$143,569	$262,066	$423,682
Third Quarter of 2014 compared to Third Quarter of 2013
Noninterest income decreased by $55.4 million, or 39%, in the third quarter of 2014 compared to the same period in 2013. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, loan production revenue, other lease income and other noninterest income.
Net loan servicing income decreased by $36.0 million, or 65%, in the third quarter of 2014 compared to the same period in 2013. The decrease was primarily due to recoveries of $3.1 million recognized on the MSR valuation allowance in the third quarter of 2014 compared to $35.1 million in recoveries recognized in the third quarter of 2013. In addition, servicing fees decreased by $14.8 million, or 29%, in the third quarter of 2014 primarily due to the sale of $9.9 billion in unpaid principal balance (UPB) of servicing rights to Green Tree Servicing LLC (GTS) on March 28, 2014. These decreases were partially offset by a decrease in amortization of $10.9 million due to the GTS sale and lower projected prepayment speeds.
Gain on sale of loans decreased by $3.5 million, or 7%, in the third quarter of 2014 compared to the same period in 2013, primarily driven by lower agency mortgage lending volume. Agency mortgage lending volume decreased by $0.8 billion, or 43%, to $1.1 billion in the third quarter of 2014 compared to the same period in 2013. The decrease in agency mortgage lending volume and the increased pricing competition is consistent with the decline in the overall mortgage origination market. Refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen coupled with fewer borrowers that have a price incentive to refinance under government sponsored programs such as Home Affordability Refinance Program (HARP). Our refinance volume was $0.9 billion in the third quarter of 2014 compared to $1.6 billion in the third quarter of 2013. In addition, we continue to focus on organic growth of our balance sheet and originated $916.1 million of our preferred ARM product in the third quarter of 2014 compared to $653.2 million in the third quarter of 2013. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect to our net interest income and earnings in the future. These decreases in agency volumes were partially offset by third party sales of loans in our existing portfolio including $110.6 million in sales of reperforming government insured pool buyouts and sales of $544.6 million of preferred ARM loans with gains of $9.7 million and $3.5 million, respectively.
Loan production revenue decreased by $4.7 million, or 45%, in the third quarter of 2014 compared to the same period in 2013 due to the aforementioned decreases in agency origination volume coupled with the origination of loans with the intent to hold for the foreseeable future. Due to the increase in loans originated into the loans held for investment account, loan fee revenue is deferred and recognized as an adjustment of yield.
Other lease income decreased by $2.6 million, or 40%, in the third quarter of 2014 compared to the same period in 2013 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $7.4 million, or 50%, in the third quarter of 2014 compared to the same period in 2013 primarily due to a $5.0 million net gain on the early extinguishment of $770 million of our FHLB advances and a $4.2 million gain on the sale of $159.0 million of our available for sale securities in the third quarter of 2013. These decreases are partially offset by an increase of $2.9 million in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Noninterest income decreased by $161.6 million, or 38%, in the first nine months of 2014 compared to the same period in 2013. The decrease in noninterest income was driven primarily by a reduction in net loan servicing income, gain on sale of loans, loan production revenue, other lease income and other noninterest income.
Net loan servicing income decreased by $47.1 million, or 40%, in the first nine months of 2014 compared to the same period in 2013. The decrease was primarily due to a $72.2 million decrease in recoveries recognized on the MSR valuation allowance in the first nine months of 2014 compared to the same period in 2013. The recoveries of previous valuation allowances are a result of continued decreases in the expected prepayment rates during the period. In addition, servicing fees decreased by $17.1 million, or 12%, in the first nine months of 2014 primarily due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014, partially offset by the acquisition of $13.0 billion in UPB of residential servicing rights on April 1, 2013. These decreases were partially offset by a decrease in amortization of $42.3 million due to the GTS sale and lower projected prepayment speeds as a result of increases in mortgage interest rates, which led to lower refinancing activity along with a decreased impact of government-sponsored refinancing programs, which were elevated in early 2013.
Gain on sale of loans decreased by $80.1 million, or 38%, in the first nine months of 2014 compared to the same period in 2013, primarily driven by lower agency mortgage lending volume. Agency mortgage lending volume decreased by $3.1 billion, or 50%, to $3.1 billion in the first nine months of 2014 compared to the same period in 2013. The decrease in agency mortgage lending volume and the increased pricing competition is consistent with the decline in the overall mortgage origination market. Refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen coupled with fewer borrowers that have a price incentive to refinance under government sponsored programs such as HARP. Our refinance volume was $2.7 billion in the first nine months of 2014 compared to $6.2 billion in the first nine months of 2013. Of the $6.2 billion originated in the first nine months of 2014, $3.5 billion was from purchase money business compared to $2.7 billion in the first nine months of 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. We originated $2.6 billion of our preferred ARM product in the first nine months of 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect on our net interest income and earnings in the future. The decrease in the gain on sale of loans related to the decrease in our loan originations and pricing competition was partially offset by gain on sale related to sales of $343 million of certain interest only loans as well as the sale of $79 million of residential non-performing loans, including troubled debt restructuring (TDRs), in the second quarter of 2014. These loans were selected for sale due to the higher FDIC assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. During the third quarter of 2014, we sold $544.6 million of preferred ARM loans with gains of $3.5 million. In addition, the Company sold $288.7 million of re-performing government insured pool buyouts in the first nine months of 2014 with gains of $25.1 million compared to $544.1 million in the same period in 2013 with gains of $37.8 million.
    Loan production revenue decreased by $14.4 million, or 48%, in the first nine months of 2014 compared to the same period in 2013 due to the aforementioned decreases in agency origination volume. Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan which also contributed to the reduction.
Other lease income decreased by $6.8 million, or 35%, in the first nine months of 2014 compared to the same period in 2013 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $9.9 million, or 32%, in the first nine months of 2014 compared to the same period in 2013 primarily due to $4.0 million in income in the first quarter of 2013 related to the recovery of losses experienced on loans and servicing rights previously acquired, a $5.0 million net gain on the early extinguishment of $770 million of our FHLB advances in the third quarter of 2013 and a $4.2 million gain on the sale of $159.0 million of our available for sale securities in the third quarter of 2013. These decreases were partially offset by an increase of $1.9 million in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition and a $2.0 million gain on sale of MSR related to the GTS sale in the first quarter of 2014.
On March 28, 2014, we recognized the transfer of servicing rights to GTS as a sale which resulted in a net loss of $3.9 million recognized in other noninterest income, of which a loss of $5.9 million was estimated and recorded in the fourth quarter of 2013 and a gain of $2.0 million was recorded in the first quarter of 2014, upon investor approval. The sales agreement included a customary, temporary subservicing arrangement. Also, we obtained the necessary investor approvals related to the sale of our default servicing platform. The loans associated with both the sale of MSR and the subserviced portfolio transferred in May 2014. The sale and the subservicing arrangement affected our noninterest expense beginning in the second quarter of 2014. The sale also impacted both servicing fees and amortization of MSR.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 5
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Salaries, commissions and other employee benefits expense	$90,781	$111,144	$283,734	$340,080
Equipment expense	16,623	20,609	52,616	61,168
Occupancy expense	7,209	8,675	23,166	23,606
General and administrative expense:
Legal and professional fees, excluding consent order expense	7,061	7,158	21,652	21,544
Credit-related expenses	6,356	11,856	22,728	32,675
FDIC premium assessment and other agency fees	6,684	6,708	13,440	28,768
Advertising and marketing expense	6,175	6,516	15,538	23,217
Subservicing expense	3,673	—	6,155	—
Consent order expense	1,634	32,475	4,489	64,698
Other	11,557	20,555	42,767	55,296
Total general and administrative expense	43,140	85,268	126,769	226,198
Total Noninterest Expense	$157,753	$225,696	$486,285	$651,052

Third Quarter of 2014 Compared to Third Quarter of 2013
Noninterest expense decreased by $67.9 million, or 30%, in the third quarter of 2014 compared to the same period in 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits and general and administrative expense.
Salaries, commissions and employee benefits decreased by $20.4 million, or 18%, in the third quarter of 2014 compared to the same period in 2013. The decrease is primarily due to lower headcount in our consumer banking business as a result of the restructuring and repositioning activities we have executed over the last several quarters. Consumer Banking salaries, commissions and employee benefits decreased by $19.5 million in the third quarter of 2014, which included a reduction of headcount associated with the transfer of the default servicing platform in May 2014 as well as a decrease in production volumes related to slowed refinance activity that continue to drive the decline in commissions expense. Headcount was down 34% and 8% in our Consumer Banking and Commercial Banking reporting segments, respectively, as of September 30, 2014 compared to the same period in 2013.
General and administrative expense decreased by $42.1 million, or 49%, in the third quarter of 2014 compared to the same period in 2013 primarily due to decreases in credit-related expenses, consent order expense and other general and administrative expense.
Credit-related expenses decreased by $5.5 million, or 46%, in the third quarter of 2014 compared to the same period in 2013 primarily due to a $4.4 million decrease in our repurchase reserve expenses related to our serviced loans and a decrease of $3.1 million due to a reduction in the amount of unrecoverable advance losses related to our government-insured loans. These decreases were partially offset by an increase of $1.5 million in our repurchase reserve expenses related to our originated loans. We describe our reserves subject to representations and warranties in Note 14 to our condensed consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
Consent order expenses decreased by $30.8 million, or 95%, in the third quarter of 2014 compared to the same period in 2013, due to decreases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent order with the Office of the Comptroller of the Currency (OCC) in the third quarter of 2013.
Other general and administrative expense decreased by $9.0 million, or 44%, in the third quarter of 2014 compared to the same period in 2013 primarily due to a decrease in clawback expense related to the settlement of our FDIC clawback liability in 2013 and an increase in the amount of direct origination costs being deferred due to the increased origination of loans where we are not applying the fair value option.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Noninterest expense decreased by $164.8 million, or 25%, in the first nine months of 2014 compared to the same period in 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits, equipment expense and general and administrative expense.
Salaries, commissions and employee benefits decreased by $56.3 million, or 17%, in the first nine months of 2014 compared to the same period in 2013. The decrease is primarily due to lower headcount in our consumer banking business as a result of the restructuring and repositioning activities we have executed over the last several quarters. In addition, lower production volumes related to slowed refinance activity continue to drive the decline in commissions expense. Consumer Banking salaries, commissions and employee benefits decreased by $47.6 million,or 22%, in the first nine months of 2014, which included a reduction of headcount associated with the transfer of the default servicing platform in May 2014 as well as a decrease in production partially offset by an increase in salaries expense in 2013 due to additional headcount due to the servicing rights purchased on April 1, 2013. Headcount was down 34% and 8% in our Consumer Banking and Commercial Banking reporting segments, respectively, as of September 30, 2014 compared to the same period in 2013.
General and administrative expense decreased by $99.4 million, or 44%, in the first nine months of 2014 compared to the same period in 2013 primarily due to decreases in credit-related expenses, FDIC premium assessment and other agency fees, advertising and marketing expense, consent order expense and other general and administrative expense, which was partially offset by an increase in subservicing expenses compared to the same period in 2013.
Credit-related expenses decreased by $9.9 million, or 30%, in the first nine months of 2014 compared to the same period in 2013 primarily due to a $12.3 million decrease in our repurchase reserve expenses related to our serviced loans and a decrease of $6.1 million due to a reduction in the amount of unrecoverable advance losses related to our government-insured loans. These decreases were partially offset by an increase of $10.4 million in our repurchase reserve expenses related to our originated loans. We describe our reserves for loans subject to representations and warranties in Note 14 in our condensed consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Quarterly Report on Form 10-Q.
FDIC premium assessment and other agency fees decreased by $15.3 million, or 53%, in the first nine months of 2014 compared to the same period in 2013 primarily due to the balance sheet repositioning activities that occurred during the third quarter of 2013 including the sale of non-agency securities with high interest only concentration and the sales of $343 million of certain interest only loans as well as the sale of $79 million of residential non-performing loans, including TDR's.
Advertising and marketing expense decreased by $7.7 million, or 33%, in the first nine months of 2014, compared to the same period in 2013. This decrease was due to a reduction in overall marketing expenses related to deposit gathering initiatives and sponsorships due to the balance sheet and business repositioning activities we executed in the first half of 2014.
Consent order expenses decreased by $60.2 million, or 93%, in the first nine months of 2014 compared to the same period in 2013, due to decreases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent order with the OCC in 2013.
Other general and administrative expense decreased by $12.5 million, or 23%, in the first nine months of 2014 compared to the same period in 2013 primarily due to a decrease in loan origination expense as a result of lower production volumes as well as a decrease in interest losses on serviced loans that are paid in full, which was related to a decline in refinance activity and a decline in our servicing portfolio as a result of the GTS sale.
Subservicing expense increased by $6.2 million in the first nine months of 2014 compared to the same period in 2013. This increase is related to the execution of a subservicing agreement with GTS for our government insured loan portfolio in connection with the transfer of our default servicing platform to GTS in May 2014.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 6
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Provision for income taxes	$26,543	$20,511	$67,162	$73,214
Effective tax rates	37.9%	38.2%	37.9%	38.2%
For the three and nine months ended September 30, 2014 and 2013, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings and Segment Assets				Table 7A
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Segment Earnings
Consumer Banking	$48,624	$37,249	$124,487	$142,762
Commercial Banking	46,981	39,024	131,195	122,811
Corporate Services	(25,543)	(22,612)	(78,459)	(74,070)
Segment earnings	$70,062	$53,661	$177,223	$191,503
Segment Assets
Consumer Banking	$13,292,823	$11,578,876	$13,292,823	$11,578,876
Commercial Banking	7,257,986	6,029,290	7,257,986	6,029,290
Corporate Services	120,054	213,745	120,054	213,745
Eliminations	(160,521)	(209,822)	(160,521)	(209,822)
Total assets	$20,510,342	$17,612,089	$20,510,342	$17,612,089
The following tables summarize segment income for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 7B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net interest income (loss)	$84,635	$63,302	$(1,601)	$—	$146,336
Provision for loan and lease losses	5,476	1,259	—	—	6,735
Net interest income (loss) after provision for loan and lease losses	79,159	62,043	(1,601)	—	139,601
Total noninterest income	75,241	12,797	176	—	88,214
Total noninterest expense	105,776	27,859	24,118	—	157,753
Income (loss) before income tax	$48,624	$46,981	$(25,543)	$—	$70,062

Business Segments Selected Financial Information					Table 7C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net interest income (loss)	$76,011	$64,423	$(1,578)	$—	$138,856
Provision for loan and lease losses	1,918	1,150	—	—	3,068
Net interest income (loss) after provision for loan and lease losses	74,093	63,273	(1,578)	—	135,788
Total noninterest income	131,063	12,353	153	—	143,569
Total noninterest expense	167,907	36,602	21,187	—	225,696
Income (loss) before income tax	$37,249	$39,024	$(22,612)	$—	$53,661

Business Segments Selected Financial Information					Table 7D
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net interest income (loss)	$236,753	$185,386	$(4,768)	$—	$417,371
Provision for loan and lease losses	8,966	6,963	—	—	15,929
Net interest income (loss) after provision for loan and lease losses	227,787	178,423	(4,768)	—	401,442
Total noninterest income	229,252	32,215	599	—	262,066
Total noninterest expense	332,552	79,443	74,290	—	486,285
Income (loss) before income tax	$124,487	$131,195	$(78,459)	$—	$177,223

Business Segments Selected Financial Information					Table 7E
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net interest income (loss)	$232,894	$195,718	$(4,723)	$—	$423,889
Provision for loan and lease losses	4,357	659	—	—	5,016
Net interest income (loss) after provision for loan and lease losses	228,537	195,059	(4,723)	—	418,873
Total noninterest income	386,048	37,073	561	—	423,682
Total noninterest expense	471,823	109,321	69,908	—	651,052
Income (loss) before income tax	$142,762	$122,811	$(74,070)	$—	$191,503
Consumer Banking

Consumer Banking			Table 8
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income	$84,635	$76,011	$236,753	$232,894
Provision for loan and lease losses	5,476	1,918	8,966	4,357
Net interest income after provision for loan and lease losses	79,159	74,093	227,787	228,537
Noninterest income
Net loan servicing income (loss)	19,113	55,384	71,009	118,833
Gain on sale of loans	46,752	51,178	127,772	209,240
Loan production revenue	5,033	9,754	13,386	27,776
Deposit fee income	3,806	4,932	11,634	15,103
Other	537	9,815	5,451	15,096
Total noninterest income	75,241	131,063	229,252	386,048
Noninterest expense:
Salaries, commissions and other employee benefits expense	50,976	70,521	165,466	213,042
Equipment and occupancy expense	12,509	15,835	40,002	44,251
General and administrative expense	42,291	81,551	127,084	214,530
Total noninterest expense	105,776	167,907	332,552	471,823
Segment earnings	$48,624	$37,249	$124,487	$142,762

Third Quarter of 2014 compared to Third Quarter of 2013
Consumer Banking segment earnings increased by $11.4 million, or 31%, in the third quarter of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest expense partially offset by a decrease in noninterest income.
Net interest income increased by $8.6 million, or 11%, in the third quarter of 2014 compared to the same period in 2013 due to an increase in interest income of $7.7 million, or 6%, coupled with a decrease in interest expense of $1.0 million in the third quarter of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $55.8 million, or 43%, in the third quarter of 2014 compared to the same period in 2013. The decrease was driven primarily by a decrease in net loan servicing income of $36.3 million, or 65%, coupled with a decrease in gain on sale of loans, loan production revenue and other income of $4.4 million, $4.7 million, and $9.3 million, respectively, in the third quarter of 2014 compared to the same period in 2013. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $62.1 million, or 37%, in the third quarter of 2014 compared to the same period in 2013. The decrease in the third quarter of 2014 was primarily due to decreases in salaries, commissions and employee benefits and general and administrative expense.
Salaries, commissions, and employee benefits decreased by $19.5 million, or 28%, in the third quarter of 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in headcount of 34% at September 30, 2014 compared to the same period in 2013.
General and administrative expense decreased by $39.3 million, or 48%, in the third quarter of 2014 compared to the same period in 2013 due to decreases in consent order expenses and other credit-related expenses. Consent order expenses decreased by $30.7 million in the third quarter of 2014 compared to the same period in 2013 as a result of the settlement of our consent order with the OCC in 2013.
Credit-related expenses decreased by $6.5 million, or 61%, in the third quarter of 2014, compared to the same period in 2013 primarily due to a reduction in losses on nonrecoverable advances associated with our government insured loans and a decrease in repurchase reserve expenses. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Consumer Banking segment earnings decreased by $18.3 million, or 13%, in the first nine months of 2014 compared to the same period in 2013, primarily due to a decrease in noninterest income partially offset by a decrease in noninterest expense.
Net interest income increased by $3.9 million, or 2%, in the first nine months of 2014 compared to the same period in 2013 due to a decrease in interest expense of $17.0 million, or 12%, in the first nine months of 2014 partially offset by a decrease in interest income of $13.2 million, or 3%, in the first nine months of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $156.8 million, or 41%, in the first nine months of 2014 compared to the same period in 2013. The decrease was driven by a decrease in gain on sale of loans of $81.5 million coupled by a decrease in net loan servicing income, loan production revenue and other noninterest income of $47.8 million, $14.4 million and $9.6 million, respectively, in the first nine months of 2014 compared to the same period in 2013. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $139.3 million, or 30%, in the first nine months of 2014 compared to the same period in 2013. The decrease in the first nine months of 2014 was primarily due to decreases in salaries, commissions and employee benefits and general and administrative expenses.
Salaries, commissions, and employee benefits decreased $47.6 million, or 22%, in the first nine months of 2014 compared to the same period in 2013. The decrease was primarily due to a decrease in headcount of 34% at September 30, 2014 compared to the same period in 2013, in addition to decreases in mortgage lending volumes, which decreased commissions by $4.4 million in the first nine months of 2014 compared to the same period in 2013. In addition, origination volume of preferred ARMs increased by $262.9 million in the first nine months of 2014 compared to the same period in 2013 resulting in the deferral of additional salaries expense.
General and administrative expenses decreased by $87.4 million, or 41%, in the first nine months of 2014 compared to the same period in 2013 primarily due to decreases in consent order expenses, advertising expenses, FDIC assessment and other agency fees and other credit-related expenses. Consent order expenses decreased by $57.0 million in the first nine months of 2014, compared to the same period in 2013, as a result of the settlement of our consent order in 2013, which required significant third party costs for the first nine months of 2013. Advertising expenses decreased $20.2 million in the first nine months of 2014 compared to the same period in 2013 primarily due to slowed deposit gathering initiatives resulting from repositioning of our asset balances and change in our funding strategy. FDIC assessment and other agency fees attributed to the segment decreased by $10.0 million in the first nine months of 2014 compared to the same period in 2013 due to a lower concentration of so called "higher risk" asset classes due to our asset repositioning activities over the last several quarters, as well as a favorable adjustment to our previously paid FDIC fees in the first quarter of 2014. Other credit-related expenses decreased by $8.3 million in the first nine months of 2014 compared to the same period in 2013 primarily due to a net decrease in repurchase reserve expenses and a reduction in losses on nonrecoverable advances associated with our government insured loans. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.

Commercial Banking

Commercial Banking				Table 9
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income	$63,302	$64,423	$185,386	$195,718
Provision for loan and lease losses	1,259	1,150	6,963	659
Net interest income after provision for loan and lease losses	62,043	63,273	178,423	195,059
Noninterest income:
Loan production revenue	750	760	2,323	2,290
Other lease income	3,910	6,506	12,621	19,388
Other	8,137	5,087	17,271	15,395
Total noninterest income	12,797	12,353	32,215	37,073
Noninterest expense
Salaries, commissions and other employee expense	16,833	18,660	47,596	57,230
Equipment and occupancy expense	4,680	6,879	15,791	21,339
General and administrative expense	6,346	11,063	16,056	30,752
Total noninterest expense	27,859	36,602	79,443	109,321
Segment earnings	$46,981	$39,024	$131,195	$122,811
Third Quarter of 2014 compared to Third Quarter of 2013
Commercial Banking segment earnings increased by $8.0 million, or 20%, in the third quarter of 2014 compared to the same period in 2013 primarily due to an increase in noninterest income and a decrease in noninterest expense partially offset by a decrease in net interest income.
Net interest income decreased by $1.1 million, or 2%, in the third quarter of 2014 compared to the same period in 2013 due to a decrease in interest income of $1.0 million in the third quarter of 2014 coupled with an increase in interest expense allocated to the segment of $0.1 million in the third quarter of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income in our Commercial Banking segment increased by $0.4 million, or 4%, in the third quarter of 2014 compared to the same period in 2013. The increase was driven by elevated prepayment income associated with commercial loans serviced and lower servicing fees on the commercial loans serviced acquired in the BPL acquisition partially offset by lower lease income as a result of a decrease in our equipment under operating leases.
Noninterest expense decreased by $8.7 million, or 24%, in the third quarter of 2014 compared to the same period in 2013 due to decreases in salaries, commissions, and employee benefits, equipment and occupancy expenses and general and administrative expenses. Salaries, commissions, and employee benefits decreased by $1.8 million in the third quarter of 2014 compared to the same period in 2013 due to certain restructuring activities including the alignment and integration of our commercial lending platforms and the sale of non-performing assets consummated in the fourth quarter of 2013 which reduced staffing levels required to manage the non-performing assets. Equipment and occupancy expense decreased $2.2 million in the third quarter of 2014 compared to the same period in 2013 as a result of the same restructuring and alignment activities described above. General and administrative expense decreased $4.7 million, or 43%, primarily due to a decrease in clawback expense related to the settlement of our FDIC clawback liability in 2013.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Commercial Banking segment earnings increased by $8.4 million, or 7%, in the first nine months of 2014 compared to the same period in 2013 primarily due to a decrease in noninterest expense partially offset by a decrease in net interest income after provision for loan and leases losses and a decrease in noninterest income.
Net interest income decreased by $10.3 million, or 5%, in the first nine months of 2014 compared to the same period in 2013 due to a decrease in interest income of $9.6 million in the first nine months of 2014 coupled with an increase in interest expense allocated to the segment of $0.7 million in the first nine months of 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses decreased by an additional $6.3 million due to increases in the provision for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income in our Commercial Banking segment decreased by $4.9 million, or 13%, in the first nine months of 2014 compared to the same period in 2013. The decrease was driven by lower lease income as a result of a decrease in our equipment under operating leases.
Noninterest expense decreased by $29.9 million, or 27%, in the first nine months of 2014 compared to the same period in 2013 primarily due to decreases in salaries, commissions, and employee benefits, occupancy and equipment and general and administrative expenses.
Salaries, commissions, and employee benefits decreased by $9.6 million, or 17%, in the first nine months of 2014 compared to the same period in 2013 due to certain restructuring activities including the alignment and integration of our commercial lending platforms and the sale of non-performing assets consummated in the fourth quarter of 2013, which reduced staffing levels required to manage the non-performing assets. Equipment and occupancy expense decreased $5.5 million in the first nine months of 2014 compared to the same period in 2013 as a result of the same restructuring and alignment activities described above. General and administrative expenses decreased by $14.7 million in the first nine months of 2014 compared to the same period in 2013. The decrease in the first nine months of 2014 was primarily driven by decreases in our FDIC insurance assessments due to balance sheet repositioning in late 2013 and 2014, including the sale of nonperforming assets, which impacts our ongoing FDIC assessment. The FDIC assessment expense was also impacted by a positive adjustment to our risk assessment in prior quarters, which resulted in a $5.4 million refund of our previously paid insurance assessments.
Corporate Services

Corporate Services				Table 10
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income (loss) after provision for loan and lease losses	$(1,601)	$(1,578)	$(4,768)	$(4,723)
Total noninterest income	176	153	599	561
Noninterest expense:
Salaries, commissions and employee benefits	22,972	21,963	70,672	69,808
Equipment and occupancy	6,643	6,570	19,989	19,184
Other general and administrative	11,415	11,293	31,762	40,942
Intersegment allocations	(16,912)	(18,639)	(48,133)	(60,026)
Total noninterest expense	24,118	21,187	74,290	69,908
Segment earnings	$(25,543)	$(22,612)	$(78,459)	$(74,070)
Third Quarter of 2014 compared to Third Quarter of 2013
Corporate Services segment loss increased by $2.9 million, or 13%, in the third quarter of 2014 compared to the same period in 2013 primarily due to an increase in noninterest expense.
Noninterest expense increased by $2.9 million, or 14%, in the third quarter of 2014 compared to the same period in 2013 primarily due to a decrease in intersegment allocations.
General and administrative expense increased $0.1 million, or 1%, in the third quarter of 2014 compared to the same period in 2013 due to a reduction in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the increase in advertising and marketing had a direct effect on the amount of intersegment allocations. Intersegment allocations decreased by $1.7 million, or 9%, in the third quarter of 2014 compared to the same period in 2013 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of intersegment allocations.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Corporate Services segment loss increased by $4.4 million, or 6%, in the first nine months of 2014 compared to the same period in 2013 primarily due to an increase in noninterest expense. Noninterest expense increased by $4.4 million, or 6%, in the first nine months of 2014 compared to the same period in 2013.
General and administrative expense decreased $9.2 million, or 22%, in the first nine months of 2014 compared to the same period in 2013 due to a reduction in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the decrease in advertising and marketing had a direct effect on the amount of intersegment allocations. Intersegment allocations decreased by $11.9 million, or 20%, in the first nine months of 2014 compared to the same period in 2013 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of intersegment allocations.
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

The following tables show the amortized cost and fair value of investment securities as of September 30, 2014 and December 31, 2013:

Investment Securities					Table 11
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2014
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$979,256	$9,954	$4,030	$985,180	$985,180
Asset-backed securities (ABS)	1,847	—	284	1,563	1,563
Other	282	320	—	602	602
Total available for sale securities	981,385	10,274	4,314	987,345	987,345
Held to maturity:
Residential CMO securities - agency	31,530	878	—	32,408	31,530
Residential Mortgage Backed Securities (MBS) - agency	82,221	1,458	558	83,121	82,221
Total held to maturity securities	113,751	2,336	558	115,529	113,751
Total investment securities	$1,095,136	$12,610	$4,872	$1,102,874	$1,101,096

December 31, 2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	1,104,370	15,590	4,333	1,115,627	1,115,627
Held to maturity:
Residential CMO securities - agency	41,347	1,408	5	42,750	41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	107,312	2,162	1,553	107,921	107,312
Total investment securities	$1,211,682	$17,752	$5,886	$1,223,548	$1,222,939
Residential — Nonagency
At September 30, 2014, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $1.0 billion, or 89%, of our investment securities portfolio. Our residential nonagency CMO securities decreased to $1.0 billion at September 30, 2014 from $1.1 billion at December 31, 2013, or 11%, primarily due to principal payments received of $241.9 million which were partially offset by the purchase of $122.2 million in additional securities.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $627.0 million, or 64%, of our residential nonagency CMO investment securities at September 30, 2014.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At September 30, 2014, the portfolio carried a weighted average Fair Isaac Corporation, or FICO, score of 730, a weighted average amortized loan-to-value ratio, or LTV, of 61%, and was seasoned an average of 118 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the three months ended September 30, 2014, there were no sales of residential nonagency CMO securities. For the nine months ended September 30, 2014, we sold available for sale corporate securities with a book value of $2.6 million and recorded net securities gains totaling $1.3 million. During the three and nine months ended September 30, 2013, we sold residential nonagency CMO securities with a book value of $154.8 million and recorded net securities gains totaling $4.2 million.
Residential — Agency
At September 30, 2014, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $31.6 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $82.4 million, or 7%, of our investment securities portfolio. The residential agency CMO and MBS available for sale securities are included in Other in the table above. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $9.8 million, or 24%, to $31.6 million at September 30, 2014 from $41.4 million at December 31, 2013 primarily due to principal payments received. Our residential agency MBS securities increased by $16.2 million, or 25%, to $82.4 million at September 30, 2014, from $66.2 million at December 31, 2013 primarily due to purchases of $19.5 million in additional securities partially offset by principal payments received.

Loans Held for Sale
The following table presents the balance of each major category in our loans held for sale portfolio at September 30, 2014 and December 31, 2013:

Loans Held for Sale		Table 12A
(dollars in thousands)	September 30, 2014	December 31, 2013
Mortgage warehouse (carried at fair value)	$468,335	$613,459
Other residential (carried at fair value)	300,574	58,912
Total loans held for sale carried at fair value	768,909	672,371
Government insured pool buyouts	88,607	53,823
Other residential	14,220	8,939
Commercial and commercial real estate	—	56,249
Total loans held for sale carried at lower of cost or market	102,827	119,011
Total loans held for sale	$871,736	$791,382
Mortgage Warehouse
At September 30, 2014, agency mortgage warehouse loans accounted for at fair value totaled $468.3 million, or 54%, of our total loans held for sale portfolio. Our mortgage warehouse loans are comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Given the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans accounted for at fair value decreased by $145.1 million, or 24%, from December 31, 2013 due to the interest rates experienced late in the third quarter of 2014 compared to the fourth quarter of 2013.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 12B
(dollars in thousands)	September 30, 2014	December 31, 2013
30 days or less	$341,095	$378,736
31- 90 days	110,935	199,743
Greater than 90 days	16,305	34,980
	$468,335	$613,459
Subsequent to September 30, 2014, we sold $2.3 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $14.0 million of warehouse loans, held for more than 90 days, were made up of conforming or government product and were current at September 30, 2014.
Other Residential Loans Carried at Fair Value
At September 30, 2014, our other residential loans carried at fair value totaled $300.6 million, or 34%, of our total loans held for sale portfolio. The Company has elected the fair value option of accounting under GAAP for certain fixed rate residential jumbo mortgage loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. During the nine months ended September 30, 2014, we originated $568.3 million and sold $301.3 million of other residential loans carried at fair value.
Government Insured
At September 30, 2014, our government insured pool buyout loans totaled $88.6 million, or 10%, of our total loans held for sale portfolio. During the three and nine months ended September 30, 2014, we transferred and sold $112.0 million and $293.0 million, respectively of conforming mortgages to GNMA in exchange for mortgage-backed securities. At September 30, 2014, there were $86.7 million in GNMA securities that were transferred and included in the loans held for sale balance for which we retained effective control of the assets. In addition to the ability to work-out these assets and securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB. The UPB and a portion of the interest is government insured which provides an attractive overall return on the underlying delinquent assets.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM increased to $14.2 million, or 2% of our total loans held for sale portfolio at September 30, 2014 from $8.9 million at December 31, 2013.
Commercial and Commercial Real Estate
Commercial and commercial real estate loans represent revolving credit facilities to other specialty finance companies, where the Company is lead agent. As lead agent the Company holds a portion of each facility within its commercial loans held for investment portfolio with the remaining portion being held with the intent to sell. Our commercial and commercial real estate portfolio decreased from $56.2 million at December 31, 2013 to $0 at September 30, 2014. The reduction was primarily due to transfers to held for sale of $44.4 million, loans sales of $94.6 million, and paydowns and payoffs on existing loans.

Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at September 30, 2014 and at December 31, 2013:

Loans and Leases Held for Investment	Table 13
(dollars in thousands)	September 30, 2014	December 31, 2013
Residential mortgages:
Residential	$6,006,987	$5,153,106
Government insured pool buyouts	3,395,095	1,891,637
Commercial and commercial real estate	5,192,970	4,812,970
Equipment financing receivables	1,839,416	1,237,941
Home equity lines	139,589	151,916
Consumer and credit card	5,894	5,154
Total loans and leases, net of discounts	16,579,951	13,252,724
Allowance for loan and lease losses	(57,245)	(63,690)
Total loans and leases, net	$16,522,706	$13,189,034
The balances presented above include:
Net purchase loan and lease discounts	$54,510	$102,416
Net deferred loan and lease origination costs	84,832	54,107
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.
Residential Mortgage Loans
At September 30, 2014, our residential mortgage loans totaled $6.0 billion, or 36%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $853.9 million, or 17%, to $6.0 billion at September 30, 2014 from $5.2 billion at December 31, 2013. The increase was due primarily to retained originations of $2.6 billion partially offset by transfers of $1.2 billion in UPB of loans from held for investment (HFI) to held for sale (HFS) as well as paydowns and payoffs of existing loans during the nine months ended September 30, 2014.
Government Insured Buyouts
At September 30, 2014, our government insured buyout loan portfolio totaled $3.4 billion, or 20%, of our total loans held for investment portfolio. Government insured pool buyouts increased by $1.5 billion, or 79%, to $3.4 billion at September 30, 2014 from $1.9 billion at December 31, 2013. The increase was primarily the result of mortgage pool buyout purchases of $2.7 billion, partially offset by $401.5 million of loans being transferred from loans held for investment to loans held for sale, and $431.5 million of delinquent loans reaching foreclosure, with the remaining decline the product of paydowns and payoffs of existing loans.
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
Before we contract a third party to service a portion of our government insured buyout portfolio, we perform due diligence to ensure the servicer is (1) an approved servicer of mortgage loans for the various GSEs and other government agencies, (2) properly licensed and qualified to do business and is in good standing in each jurisdiction in which such licensing and qualification is necessary, (3) an approved servicer for any nationally recognized insurer providing mortgage insurance on the loans being serviced, and (4) qualified to act as servicer, and we confirm that no event has occurred which would make the third party unable to comply with all such eligibility requirements or would require notification to the GSEs or other government agencies.
Commercial and Commercial Real Estate Loans
At September 30, 2014, our commercial and commercial real estate loans, which include owner-occupied and non-owner occupied commercial real estate, commercial investment properties, asset-backed and small business commercial loans, totaled $5.2 billion, or 31%, of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $380.0 million, or 8%, to $5.2 billion at September 30, 2014 from $4.8 billion at December 31, 2013. This change was primarily due to origination activity of $738.7 million, purchases of $66.1 million, increases in utilization by existing customers on lines of credit of $32.7 million, partially offset by paydowns of $417.7 million and $44.4 million of loans being transferred from HFI to HFS. Originations during the nine months ended September 30, 2014 included advances on new customer relationships within the lender finance and mortgage warehouse operations totaling $340.5 million at September 30, 2014. The increase in utilization by existing customers was driven largely by growth within our mortgage warehouse operations, which provides short-term revolving facilities to mid-sized, high-quality mortgage banking companies. These facilities are primarily collateralized by agency and government residential loans originated by our clients.
Equipment Financing Receivables
Equipment financing receivables increased by $601.5 million, or 49%, to $1.8 billion, or 11%, of our total held for investment loan and lease portfolio at September 30, 2014 from $1.2 billion at December 31, 2013. The increase was the result of originations of $761.1 million, acquisitions of $216.5 million and earned income of $55.2 million, partially offset by paydowns on existing loan and lease receivables of $412.0 million, amortization of deferred origination costs of $10.5 million, charge-offs of $3.8 million, transfers to HFS of $13.3 million and loan and lease expirations and disposals. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At September 30, 2014, our home equity lines totaled $139.6 million, or 1%, of our total held for investment loan and lease portfolio, a decrease of $12.3 million, or 8%, from $151.9 million at December 31, 2013, primarily due to paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At September 30, 2014, consumer and credit card loans, in the aggregate, totaled $5.9 million, or less than 1% of our total held for investment portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and nine months ended September 30, 2014 and 2013:

Change in Mortgage Servicing Rights				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$437,595	$462,718	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	20,848	33,025	42,952	84,018
Acquired servicing rights	—	1,633	—	65,188
Sale of servicing rights	—	—	(55,547)	—
Amortization	(19,572)	(30,437)	(59,170)	(101,461)
Decrease (increase) in valuation allowance	3,071	35,132	8,012	80,259
Other	(699)	(577)	(1,684)	(2,369)
Balance, end of period	$441,243	$501,494	$441,243	$501,494
Valuation allowance:
Balance, beginning of period	$3,071	$57,836	$8,012	$102,963
Recoveries	(3,071)	(35,132)	(8,012)	(80,259)
Balance, end of period	$—	$22,704	$—	$22,704
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights decreased by $12.2 million, or 37%, in the third quarter of 2014 compared to the same period in 2013, and by $41.1 million, or 49%, during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily due to lower mortgage lending volume of $0.4 billion and $2.6 billion for the three and nine months ended September 30, 2014 compared to the same periods in 2013. Volumes have decreased as a result of the continuing decline in overall refinance activity in the market as the incentive for refinance activity has fallen as interest rates have risen.
Acquired servicing rights decreased $1.6 million and $65.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease of $65.2 million for the nine months ended September 30, 2014 is due to the purchase of servicing rights of Fannie Mae residential servicing assets on April 1, 2013.

Sale of servicing rights increased by $55.5 million for the nine months ended September 30, 2014 compared to the same period in 2013, due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014, which transferred in May 2014.
Amortization expense decreased by $10.9 million, or 36%, in the third quarter of 2014 compared to the same period in 2013, and by $42.3 million, or 42%, during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in amortization expense was primarily due to lower refinancing activity resulting in lower prepayment speeds compared to the same period in 2013. Additionally, a portion of the decrease in amortization expense is due to the sale of servicing rights to GTS. Annualized amortization rates as of September 30, 2014 and 2013 approximated 16.5% and 26.7%, respectively.
A decrease in actual prepayment speeds as compared to previously expected speeds was the primary driver for the recovery of the MSR valuation allowance during the nine months ended September 30, 2014 compared to the same period in 2013. At September 30, 2014, we estimate that approximately 18.4% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 11.9% at September 30, 2014.
Other Assets
The following table sets forth other assets by category as of September 30, 2014 and December 31, 2013:

Other Assets		Table 15
(dollars in thousands)	September 30, 2014	December 31, 2013
Foreclosure claims receivable, net of allowance of $17,736 and $14,398, respectively	$414,490	$208,226
Accrued interest receivable	139,637	66,782
Servicing advances, net of allowance of $11,784 and $10,995 respectively	85,887	225,436
Income taxes receivable, net	55,141	71,372
Corporate advances, net of allowance of $5,215 and $6,168, respectively	50,494	64,702
Goodwill	46,859	46,859
Margin receivable, net	37,880	6,370
Other real estate owned (OREO), net of allowance of $374 and $5,958, respectively	24,501	29,034
Fair value of derivatives, net	21,873	28,170
Prepaid assets	13,440	12,270
Intangible assets, net	4,232	5,813
Other	46,509	49,840
	$940,943	$814,874
Other assets increased by $126.1 million, or 15%, to $940.9 million at September 30, 2014 from $814.9 million at December 31, 2013. The increase was driven primarily by increases in foreclosure claims receivable, accrued interest receivable and margin receivable, which were partially offset by decreases in servicing advances, income taxes receivable, and corporate advances.
Foreclosure claims receivable increased by $206.3 million, or 99%, from December 31, 2013 to September 30, 2014. The increase was primarily due to the purchase of $2.5 billion of delinquent Government National Mortgage Association (GNMA) pool buyouts for the nine months ended September 30, 2014 of which $196.3 million was either purchased subsequent to foreclosure or has been foreclosed upon since acquisition. Amounts recognized within foreclosure claims receivable represent the claims associated with insured loans while awaiting completion of their conveyance to the FHA.
Accrued interest receivable increased by $72.9 million, or 109%, from December 31, 2013 to September 30, 2014. The increase was due primarily to interest accrued on delinquent GNMA pool buyouts purchased during the nine months ended September 30, 2014 with a net recorded investment totaling $2.5 billion. These loans are acquired as delinquent loans with the FHA insuring the investor's receipt of the government guaranteed reimbursement rate of interest which is typically tied to the 10 year treasury yield. As a result, interest continues to accrue throughout the life of these loans ceasing only at the time of foreclosure.
Margin receivable increased by $31.5 million at September 30, 2014, compared to December 31, 2013. The increase was primarily the result of additional collateral being posted for certain derivative trading activity related to the hedging of our pipeline as well as for new forward-starting interest rate swaps entered into during the third quarter of 2014. Collateral pledged related to the hedging of our pipeline increased as the fair value of our forward sales commitments declined from December 31, 2013 resulting in additional margin being required. Forward-starting interest rate swaps with a total notional value of $500 million were entered into during the third quarter of 2014 in order to lock in long-term funding costs on variable-rate forecasted debt. The execution of these trades resulted in additional margin requirements. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Servicing advances decreased $139.5 million, or 62%, from December 31, 2013 to September 30, 2014 primarily due to $115.0 million of escrow advances transferred to GTS in May 2014 in conjunction with default servicing platform and MSR sale. Additionally, the decrease is partially related to timing and seasonality of escrow advance payments.
Income taxes receivable decreased by $16.2 million, or 23%, from December 31, 2013 to September 30, 2014. The decrease was primarily due to an increase in current income tax expense for the period.
Corporate advances decreased by $14.2 million, or 22%, from December 31, 2013 to September 30, 2014. The decrease was due to reimbursement of corporate advances in conjunction with the MSR sale to GTS.

Deferred Tax Asset
Our net deferred tax asset decreased by $48.2 million to $3.2 million at September 30, 2014 from $51.4 million at December 31, 2013. The net deferred tax asset was impacted by a decrease in the deferred tax liability balance as a result of the sale of mortgage servicing rights to GTS. The balance was also impacted by an increase in deferred tax liability associated with equipment leases.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income increased by $1.5 million to a loss of $51.1 million at September 30, 2014, from a loss of $52.6 million at December 31, 2013, primarily due to the reclassifications of unrealized losses during the period into income partially offset by net unrealized losses as a result of changes in fair value related to our interest rate swaps and debt securities.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at September 30, 2014 and December 31, 2013:

Carrying Value of ACI Loans			Table 16
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
September 30, 2014
UPB or contractual net investment	$2,446,279	$236,075	$2,682,354
Plus: contractual interest due or unearned income	2,075,314	90,180	2,165,494
Contractual cash flows due	4,521,593	326,255	4,847,848
Less: nonaccretable difference	1,913,768	21,343	1,935,111
Less: Allowance for loan losses	6,202	2,887	9,089
Expected cash flows	2,601,623	302,025	2,903,648
Less: accretable yield	192,663	70,320	262,983
Carrying value	$2,408,960	$231,705	$2,640,665
Carrying value as a percentage of UPB or contractual net investment	98%	98%	98%
December 31, 2013
UPB or contractual net investment	$696,222	$339,179	$1,035,401
Plus: contractual interest due or unearned income	578,945	101,297	680,242
Contractual cash flows due	1,275,167	440,476	1,715,643
Less: nonaccretable difference	522,589	39,208	561,797
Less: Allowance for loan losses	4,925	9,834	14,759
Expected cash flows	747,653	391,434	1,139,087
Less: accretable yield	101,183	59,663	160,846
Carrying value	$646,470	$331,771	$978,241
Carrying value as a percentage of UPB or contractual net investment	93%	98%	94%
In our residential ACI portfolio, $1.5 million of impairment was recognized for the nine months ended September 30, 2014. Within this portfolio, we also reclassified $9.4 million from accretable yield to nonaccretable difference due to decreases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, no significant impairment was recognized for the nine months ended September 30, 2014. Within this portfolio, we reclassified $25.9 million from nonaccretable difference to accretable yield due to increases in cash flow expectations.

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
The following table sets forth the composition of our NPA including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets (1)		Table 17
(dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$23,067	$59,526
Home equity lines	2,152	3,270
Other consumer and credit card	31	18
Commercial Banking:
Commercial and commercial real estate	46,819	18,569
Equipment financing receivables	6,803	4,527
Total nonaccrual loans and leases	78,872	85,910
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	78,872	85,910
Other real estate owned	24,501	29,034
Total non-performing assets	103,373	114,944
Troubled debt restructurings less than 90 days past due	16,547	76,913
Total NPA and TDR (1)	$119,920	$191,857
Total NPA and TDR	$119,920	$191,857
Government insured 90 days or more past due still accruing	2,632,744	1,039,541
Loans accounted for under ASC 310-30:
90 days or more past due	10,519	10,083
Total regulatory NPA and TDR	$2,763,183	$1,241,481
Adjusted credit quality ratios: (1)
NPL to total loans	0.45%	0.61%
NPA to total assets	0.50%	0.65%
NPA and TDR to total assets	0.58%	1.09%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	15.65%	8.12%
NPA to total assets	13.39%	6.60%
NPA and TDR to total assets	13.47%	7.04%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $71.9 million, or 37%, to $119.9 million at September 30, 2014 from $191.9 million at December 31, 2013. This decrease was primarily attributable to a $7.0 million decrease in nonaccrual loans and leases and a $60.4 million decrease in TDRs less than 90 days past due. The decrease in nonaccrual loans was primarily attributable to a decrease in residential nonaccrual loans of $36.5 million, or 61%, offset partially by a $28.3 million increase in commercial and commercial real estate nonaccrual loans. The decreases in residential nonaccrual loans and TDRs less than 90 days past due were both due to the sale of residential mortgage loans during the second quarter of 2014. The increases in commercial nonaccrual loans were the result of our periodic credit reviews and additional information that was made available to us in the second quarter of 2014. The main reason for the downgrades was the review of these borrower’s ability to repay the debt based on operations or other forms of subordinate support coupled with deteriorated collateral values since origination.
Total regulatory NPA and TDR increased by $1.5 billion, or 123%, to $2.8 billion at September 30, 2014 from $1.2 billion at December 31, 2013. This increase was primarily attributable to a $1.6 billion increase in government insured 90 days or more past due still accruing due to $2.5 billion in acquisitions of government insured pool buyouts during the first nine months of 2014.
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
In addition to the problem loans described above, as of September 30, 2014, we had special mention loans and leases totaling $56.4 million, or 0.3% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $10.4 million, or 23%, to $56.4 million at September 30, 2014, from $46.0 million at December 31, 2013. The increase was primarily driven by one relationship within our Lender Finance business, which has been substantially remediated.  No losses are expected at this time, and management will continue to closely monitor this relationship.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 18
	September 30, 2014			December 31, 2013
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$17,438	$6,202	$23,640	$21,572	$4,925	$26,497
Commercial and commercial real estate	20,353	2,887	23,240	20,153	9,834	29,987
Equipment financing receivables	7,114	—	7,114	4,273	—	4,273
Home equity lines	3,084	—	3,084	2,812	—	2,812
Consumer and credit card	167	—	167	121	—	121
Total ALLL	$48,156	$9,089	$57,245	$48,931	$14,759	$63,690
ALLL as a percentage of loans and leases held for investment	0.35%	0.34%	0.35%	0.40%	1.49%	0.48%

Residential mortgages	$6,986,920	$2,415,162	$9,402,082	$6,393,348	$651,395	$7,044,743
Commercial and commercial real estate	4,958,378	234,592	5,192,970	4,471,365	341,605	4,812,970
Equipment financing receivables	1,839,416	—	1,839,416	1,237,941	—	1,237,941
Home equity lines	139,589	—	139,589	151,916	—	151,916
Consumer and credit card	5,894	—	5,894	5,154	—	5,154
Total loans and leases held for investment	$13,930,197	$2,649,754	$16,579,951	$12,259,724	$993,000	$13,252,724
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $1.7 billion, or 14%, to $13.9 billion at September 30, 2014 from $12.3 billion at December 31, 2013. The increase is primarily attributable to new originations and acquisitions.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $593.6 million, or 9%, to $7.0 billion at September 30, 2014, from $6.4 billion at December 31, 2013. The ALLL for residential mortgages, excluding ACI loans, decreased by $4.1 million, or 19%, to $17.4 million at September 30, 2014, from $21.6 million at December 31, 2013 due to the transfer of $5.1 million in specific reserves to loans held for sale in conjunction with the sale of non-performing and TDR loans as discussed in Note 4 to our condensed consolidated financial statements, as well as the continued performance of our high credit quality residential first portfolio. Charge-off activity for residential mortgages decreased by 38% to $7.0 million for the nine months ended September 30, 2014 from $11.4 million for the nine months ended September 30, 2013. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
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

Residential Mortgage Loans Held for Investment Analysis			Table 19
September 30, 2014	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2014	Total
Originated residential loans:
Jumbo 5/1	$144,610	$1,292,578	$1,437,188
Jumbo 7/1	46,291	1,968,676	2,014,967
Jumbo 10/1	49,384	1,060,029	1,109,413
Jumbo fixed	3,849	48,464	52,313
Other originated	252,378	151,381	403,759
Total originated residential loans	496,512	4,521,128	5,017,640
Acquired or repurchased residential loans:
Loan repurchases	34,390	43,984	78,374
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	686,020	167,900	853,920
ASC 310-30 (ACI loan acquisitions)	56,747	306	57,053
Total acquired or repurchased residential loans	777,157	212,190	989,347
Total residential mortgage loans	$1,273,669	$4,733,318	$6,006,987
Due to economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of September 30, 2014, the $4.5 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 66% and a weighted average original FICO score of 764. Of those residential loans, $1.7 million were greater than 30 days past due at September 30, 2014.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of September 30, 2014 less than $1 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.
Although we structure all of our loan sales as non-recourse sales, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 20
September 30, 2014	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$495,333	$134,648	$2,522,976	$3,152,957
VA/Other government insured	132,746	16,105	93,287	242,138
Total government insured	$628,079	$150,753	$2,616,263	$3,395,095
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

Government Insured Buyouts Concentration of Credit Risk			Table 21
September 30, 2014	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	11.0%		2.8%
Florida	8.1%	6.5%	6.1%
New York	7.9%		6.3%
Illinois	6.1%		4.2%
California	5.7%		12.1%
Texas		14.0%	8.1%
Georgia		10.6%	3.1%
North Carolina		5.7%	3.1%
Ohio		5.1%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $487.0 million, or 11%, to $5.0 billion at September 30, 2014, from $4.5 billion at December 31, 2013. The increase is due primarily to advances to new customers in the lender finance and mortgage warehouse operations and increased utilization by existing customers of our mortgage warehouse finance operations as well as organic growth in our commercial and commercial real estate portfolio during the nine months ended September 30, 2014.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 1%, to $20.4 million at September 30, 2014, from $20.2 million at December 31, 2013. The reserve on loans collectively evaluated for impairment decreased by 5% to $18.9 million at September 30, 2014 from $19.9 million at December 31, 2013. The reserves on commercial and commercial real estate loans individually evaluated for impairment increased to $1.4 million at September 30, 2014, from $0.2 million at December 31, 2013. The outstanding balance of loans individually evaluated for impairment increased by 150% from December 31, 2013 to September 30, 2014.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, decreased to 0.41% as of September 30, 2014 compared with 0.45% at December 31, 2013. The decreased coverage ratio is due to improvement in the credit quality of our loans and lower delinquencies on our collectively evaluated for impairment loans.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At September 30, 2014, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 8 and 6 quarters compared to three segments having used 12, 8 and 4 at December 31, 2013. Charge-off activity for commercial and commercial real estate decreased to $5.3 million for the nine months ended September 30, 2014, from $10.3 million for the nine months ended September 30, 2013. Loan delinquency is one of the leading indicators of credit quality. As of September 30, 2014 and December 31, 2013, less than 0.1% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.

The table below presents our commercial and commercial real estate portfolio by vintage year and by product type and further segregates our portfolio between those loans originated or acquired by the Company.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 22
September 30, 2014	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2014	Total
Commercial real estate - originated
Owner occupied	$44,259	$71,558	$115,817
Non-owner occupied	74,842	838,001	912,843
Other commercial real estate	51,354	400,864	452,218
Originated commercial real estate	170,455	1,310,423	1,480,878
Commercial - originated
Mortgage warehouse finance	—	1,185,591	1,185,591
Lender finance	52,871	625,529	678,400
Other commercial originated	2,502	63,075	65,577
Originated commercial	55,373	1,874,195	1,929,568
Total originated commercial and commercial real estate	225,828	3,184,618	3,410,446
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,494,020	53,912	1,547,932
Acquired credit impaired (ASC 310-30)	234,453	139	234,592
Total acquired commercial and commercial real estate	1,728,473	54,051	1,782,524
Total commercial and commercial real estate	$1,954,301	$3,238,669	$5,192,970
As of September 30, 2014, the $3.2 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average original LTV of 66% and a weighted average current risk rating of 4.7. Loans with a risk rating of one through six are considered pass rated loans with an acceptable amount of risk for the Company. Loans rated as seven or higher present increased risk to the Company and are therefore more closely monitored. As of September 30, 2014, $9.9 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated at level six, or watch rated, representing loans that may have exhibited potential signs of credit weakness but that remain pass rated due to an expectation that the borrower will be able to stabilize its performance and $16.6 million are rated at level seven, or special mention, representing loans that have a pending event that will occur within the next 180 days that could create material weakness in the transaction and that could jeopardize loan repayment. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a risk rating of six or downgraded to a risk rating of eight. As of September 30, 2014, $1.7 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated at level eight or substandard, representing loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any. All remaining loans originated by the Company on or after January 1, 2010 are rated five or better. The weighted average original LTV ratio and weighted average current risk rating calculated above excludes our mortgage warehouse finance loans as these loans are comprised of repurchase agreements executed with well capitalized mortgage lenders. Mortgage warehouse finance loans are typically collateralized by agency deliverable loans and are underwritten at a discount when compared to the UPB of the originated mortgage loans to account for potential reductions in the fair value of the loan subsequent to origination. The weighted average original LTV ratio also excludes lender finance loans due to the structured nature of these participated loans. Of the $3.2 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due at September 30, 2014.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of September 30, 2014 our commercial ACI portfolio had an allowance of $2.9 million or 1.2% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.5 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 23
September 30, 2014	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$529,182	$3,262	$1,070	$533,514
Office products	400,865	9,546	1,249	411,660
Information technology	242,016	1,189	52	243,257
Small fleet trucking	203,739	114	—	203,853
Construction	155,594	—	—	155,594
Other	290,646	860	32	291,538
Total equipment financing receivables	$1,822,042	$14,971	$2,403	$1,839,416
Our equipment financing business finances essential-use health care, office products, technology, small fleet trucking, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 60 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $1.8 billion in equipment financing receivables less than 30 days past due, $4.3 million are on nonaccrual status and of the $15.0 million in equipment financing receivables 30-89 days past due, $2.0 million are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and nine months ended September 30, 2014 and 2013:

Allowance for Loan and Lease Losses Activity				Table 24
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
ALLL, beginning of period	$56,728	$73,469	$63,690	$82,102
Charge-offs:
Consumer Banking:
Residential mortgages	2,023	3,038	6,998	11,378
Home equity lines	171	430	650	1,546
Other consumer and credit card	28	28	63	65
Commercial Banking:
Commercial and commercial real estate	568	6,081	5,287	10,309
Equipment financing receivables	1,548	746	3,675	2,442
Total charge-offs	4,338	10,323	16,673	25,740
Recoveries:
Consumer Banking:
Residential mortgages	127	70	944	298
Home equity lines	289	130	504	379
Other consumer and credit card	—	14	—	49
Commercial Banking:
Commercial and commercial real estate	6	488	7	4,480
Equipment financing receivables	180	75	566	407
Total recoveries	602	777	2,021	5,613
Net charge-offs	3,736	9,546	14,652	20,127
Provision for loan and lease losses	6,735	3,068	15,929	5,016
Other	(2,482)	—	(7,722)	—
ALLL, end of period	$57,245	$66,991	$57,245	$66,991
Net charge-offs to average loans held for investment	0.09%	0.30%	0.13%	0.22%
Net charge-offs for the nine months ended September 30, 2014 totaled $14.7 million, down $5.5 million, or 27%, over the nine months ended September 30, 2013. The decrease in net charge-offs is primarily due to improved delinquency and credit performance and decreased charge-offs in the commercial and commercial real estate portfolio for the nine months ended September 30, 2014 following the disposal of non-performing commercial loans performed during the fourth quarter of 2013.

Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct channels with the intent of selling a majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Company (FHLMC). A majority of the loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet the criteria for whole loan sales to GSEs (nonconforming mortgage loans) to private non-GSE purchasers through whole loan sales.
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
Beginning in 2009, higher loan delinquencies, resulting from deterioration in overall economic conditions and trends, particularly those impacting the residential housing sector, caused investors to carefully examine and re-underwrite credit files for those loans in default to determine if there had been a breach of a representation or a warranty in the sale agreement. Investors have most often cited missing documentation, program violations and information misrepresentations as the grounds for us to repurchase loans.
Upon receipt of a repurchase demand from an investor, we review the requests and re-underwrite the loan. We also verify any third-party information included as support for the repurchase demand. In certain cases, we may request the investor to provide additional information to assist us in our determination of whether we are obligated to repurchase the loan.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans.  As of September 30, 2014 total non-conforming jumbo UPB sold subject to early prepayment default protection was $691.4 million.

As of September 30, 2014, we had 315 active repurchase requests. We have summarized the activity for the three and nine months ended September 30, 2014 and 2013 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 25
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Agency	28	16	133	91
Agency Aggregators / Non-GSE (1)	84	50	219	170
Repurchase requests received	112	66	352	261
Agency	30	17	116	64
Agency Aggregators / Non-GSE (1)	117	29	191	123
Requests successfully defended	147	46	307	187
Agency	21	10	39	24
Agency Aggregators / Non-GSE (1)	11	17	31	66
Loans repurchased, indemnified or made whole	32	27	70	90
Agency	$1,316	$962	$2,151	$2,265
Agency Aggregators / Non-GSE (1)	972	1,206	2,413	5,659
Net realized losses on loan repurchases	$2,288	$2,168	$4,564	$7,924
Years of origination of loans repurchased	2003 - 2013	2000 - 2013	2003 - 2013	2000 - 2013

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below:

Summary Statistics by Vintage				Table 26
Losses to date	2004 - 2005	2006 - 2009	2010 - 2014	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$32,570,670	$62,902,660
Request rate(1)	0.46%	2.02%	0.30%	0.87%
Requests received	236	1,788	425	2,449

Pending requests	28	249	30	307
Resolved requests	208	1,539	395	2,142
Repurchase rate	38%	37%	20%	34%

Loans repurchased	80	576	79	735
Average loan size	$222	$215	$229	$223
Loss severity	15%	46%	8%	37%

Losses realized	$2,577	$56,706	$1,443	$60,726
Losses realized (bps)	2.3	29.8	0.4	9.7

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults generally surface typically within six (6) months of selling the loan to an investor. From 2004 through 2009, we sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
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
The following is a rollforward of our reserves for repurchase losses for the three and nine months ended September 30, 2014 and September 30, 2013:

Reserves for Repurchase Obligations for Loans Sold or Securitized				Table 27
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$26,373	$21,960	$20,225	$27,000
Provision for new sales/securitizations	627	1,012	1,651	3,124
Provision (release of provision) for changes in estimate of existing reserves	—	(1,718)	7,400	(3,114)
Net realized losses on repurchases	(2,288)	(2,168)	(4,564)	(7,924)
Balance, end of period	$24,712	$19,086	$24,712	$19,086
The liability for repurchase losses was $24.7 million as of September 30, 2014, compared to $19.1 million as of September 30, 2013. The increase in the liability is primarily due to the increased number of repurchase requests received during the current period from agency aggregators and non-GSEs and an increase in the reserve for active repurchase requests due to increased information and clarity into the repurchase loan pipeline, including the probability of repurchase and underlying collateral values. The following table provides a breakout of the repurchase reserve into its major components as of September 30, 2014 and December 31, 2013.

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 28
(dollars in thousands)	September 30, 2014	December 31, 2013
Reserve for active (pending) repurchase requests	$17,393	$12,440
Remaining repurchase reserve	7,319	7,785
Total repurchase reserve	$24,712	$20,225
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

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 29

(dollars in thousands)	2002 - 2003	2004 - 2009	2010 - 2014	Total
Pending Pipeline at September 30, 2014
Active repurchase requests	7	277	31	315
UPB of active repurchase (pending) requests	$1,433	$65,990	$6,872	$74,295
Pending Pipeline at December 31, 2013
Active repurchase requests	5	301	34	340
UPB of active repurchase (pending) requests	$707	$73,005	$7,995	$81,707
We performed a sensitivity analysis on our remaining repurchase reserve by varying the foreclosure rate, repurchase rate, frequency and severity assumptions independently for each loan sale vintage year. The pending pipeline was held constant for the sensitivity analysis as this portion of the reserve is based on previously received repurchase requests from counterparties with a severity based on the actual repurchase requests received from the counterparty. By increasing these assumptions by 10% and 20%, the reserve balance as of September 30, 2014 would have increased from $24.7 million to $27.4 million and $29.0 million which is an increase of 11% and 18% from the baseline. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.
Loan Servicing
When we service residential mortgage loans where either FNMA or FHLMC is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation or warranty, such GSE may look to the loan servicer for repurchase.

If we are obligated to repurchase a loan from either FNMA or FHLMC, we seek indemnification from the counterparty that sold us the MSR if the counterparty is a third party, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at September 30, 2014. At September 30, 2014, we were actively servicing $1.1 billion of remaining UPB. During 2014, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and nine months ended September 30, 2014 and September 30, 2013:

Reserves for Repurchase Obligations for Loans Serviced				Table 30
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance, beginning of period	$5,802	$23,518	$23,668	$26,026
Provision (release of provision) for changes in estimate of existing reserves	(626)	4,531	(6,966)	5,820
Net realized losses on repurchases	(1,101)	(5,316)	(12,627)	(9,113)
Balance, end of period	$4,075	$22,733	$4,075	$22,733
The liability for repurchase losses was $4.1 million as of September 30, 2014 compared to $22.7 million as of September 30, 2013. The decrease in the liability since September 30, 2013 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods, changes in estimates of existing reserves, and a decrease in the number of repurchase requests received. Net realized losses increased by $3.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Along with the increased losses, the Company received just 33 repurchase requests in the nine months ended September 30, 2014, while settling 348 repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period.

Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 31
(dollars in thousands)	September 30, 2014	December 31, 2013
Reserve for active (pending) repurchase requests	$1,478	$10,338
Remaining repurchase reserve	2,597	13,330
Total Repurchase Reserve	$4,075	$23,668

Pending Pipeline Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 32
	Three Months Ended
(dollars in thousands)	September 30, 2014	December 31, 2013
UPB of pending pipeline	$7,175	$57,988

Number of new repurchase requests received in quarter	5	294
Number of repurchase requests settled in quarter	28	142
Active repurchase requests at period end	46	361
The reduction in repurchase requests along with the increase in request settlements led to an overall reduction of $50.8 million of UPB within the pending pipeline from December 31, 2013 to September 30, 2014. As can been seen in the analysis above, the reduction of UPB within the pending pipeline led to a decrease of $8.9 million in repurchase liability for active repurchase requests from December 31, 2013 to September 30, 2014. The remaining repurchase reserve decreased by $10.7 million from December 31, 2013 to September 30, 2014 due to the previously mentioned increase in net realized losses and the FHFAs announcement that FNMA was to complete its demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity.
We performed a sensitivity analysis on our loan servicing repurchase reserve by varying the frequency and severity assumptions. By increasing the frequency and severity 20%, the reserve balance as of September 30, 2014 would have increased by 73% from the baseline. Conversely, by decreasing the frequency and the severity by 20%, the reserve balance as of September 30, 2014 would have decreased by 23%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.

The following is a sensitivity analysis as of September 30, 2014 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 33
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$7,057	$5,930	$4,075	$3,970	$3,137
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
Other than foreclosure-related costs associated with servicing government insured loans, we have not entered into any servicing agreements that require us, as servicer, to cover foreclosure-related costs.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 34
(dollars in thousands)	September 30, 2014	December 31, 2013
Noninterest-bearing demand	$1,084,400	$1,076,631
Interest-bearing demand	2,941,171	3,006,401
Market-based money market accounts	397,617	413,137
Savings and money market accounts, excluding market-based	5,159,642	5,110,992
Market-based time	511,923	597,858
Time, excluding market-based	4,378,752	3,056,321
Total deposits	$14,473,505	$13,261,340
Our major source of funds and liquidity is our deposit base, which provides funding for our investment securities and our loan and lease portfolios. We carefully manage our interest paid on deposits to control the level of interest expense we incur. The mix and type of interest-bearing and noninterest-bearing deposits in our deposit base changes due to our funding needs, marketing activities and market conditions.
Total deposits increased by $1.2 billion, or 9%, to $14.5 billion at September 30, 2014 from $13.3 billion at December 31, 2013. During the first nine months of 2014, noninterest-bearing demand deposits remained flat at $1.1 billion. Interest-bearing deposits increased by $1.2 billion, or 10%, to $13.4 billion at September 30, 2014 from $12.2 billion at December 31, 2013. This increase in interest-bearing deposits was primarily due to growth in time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $1.6 billion, or 68%, to $4.0 billion at September 30, 2014 from $2.4 billion at December 31, 2013.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and nine months ended September 30, 2014 and 2013, respectively.

FHLB Borrowings			Table 35
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Fixed-rate advances:
Average daily balance	$3,808,326	$2,511,830	$3,050,254	$2,491,148
Weighted-average interest rate	1.14%	1.95%	1.34%	1.97%
Maximum month-end amount	$3,953,000	$2,642,700	$4,278,000	$2,642,700
Convertible advances:
Average daily balance	$—	$—	$—	$9,963
Weighted-average interest rate	—%	—%	—%	4.24%
Maximum month-end amount	$—	$—	$—	$17,000
Overnight advances:
Average daily balance	$—	$—	$183	$45,311
Weighted-average interest rate	—%	—%	0.36%	0.39%
Maximum month-end amount	$—	$—	$50,000	$200,500
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
We continued to maintain a strong liquidity position during the third quarter of 2014. Cash and cash equivalents were $364.1 million, available for sale investment securities were $1.0 billion, and total deposits were $14.5 billion as of September 30, 2014.
As of September 30, 2014, we had a $6.1 billion line of credit with the FHLB, of which $4.1 billion was utilized. Based on asset size, the maximum potential line available with the FHLB was $6.9 billion at September 30, 2014, assuming eligible collateral to pledge. As of September 30, 2014, we pledged collateral with the Federal Reserve Board (FRB) that provided $41.1 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At September 30, 2014, our capacity to obtain deposits under the Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM Program was $3.1 billion with a current deposit balance of $107.4 million. Although our capacity under the program was $3.1 billion at September 30, 2014, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of September 30, 2014, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2014 Capital Actions
On October 23, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on November 24, 2014, to stockholders of record as of November 12, 2014. Also on October 23, 2014, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on January 5, 2015, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of December 19, 2014.
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
At September 30, 2014, EverBank exceeded all currently effective regulatory capital requirements and is considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 14.0%. Management believes, at September 30, 2014, that we and EverBank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at September 30, 2014 and December 31, 2013:

Regulatory Capital (bank level)		Table 36
(dollars in thousands)		September 30, 2014	December 31, 2013
Shareholders’ equity		$1,769,205	$1,662,164
Less:	Goodwill and other intangibles	(49,957)	(51,072)
	Disallowed servicing asset	(23,524)	(20,469)
	Disallowed deferred tax asset	—	(63,749)
Add:	Accumulated losses on securities and cash flow hedges	49,516	50,608
Tier 1 Capital		1,745,240	1,577,482
Add:	Allowance for loan and lease losses	57,245	63,690
Total regulatory capital		$1,802,485	$1,641,172

Adjusted total assets		$20,480,723	$17,554,236
Risk-weighted assets		12,869,352	11,467,411
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 37
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2014
Tier 1 capital to adjusted tangible assets	$1,745,240	8.5%	$819,229	4.0%	$1,024,036	5.0%
Total capital to risk-weighted assets	1,802,485	14.0	1,029,548	8.0	1,286,935	10.0
Tier 1 capital to risk-weighted assets	1,745,240	13.6	N/A	N/A	772,161	6.0
December 31, 2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1%, 2% and 3% and decreases in interest rates of 1%, as of September 30, 2014 and December 31, 2013.

Interest Rate Sensitivity	Table 38
	September 30, 2014		December 31, 2013
(dollars in thousands)	Net Change in EVE	% Change of EVE	Net Change in EVE	% Change of EVE
Up 300 basis points	$(63,396)	(2.8)%	$(42,848)	(2.0)%
Up 200 basis points	1,708	0.1%	32,737	1.6%
Up 100 basis points	27,019	1.2%	52,188	2.5%
Down 100 basis points	(154,792)	(6.7)%	(145,849)	(7.0)%
The projected exposure of EVE to changes in interest rates at September 30, 2014 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the Rule to July 21, 2015. The Volcker Rule provides a significantly broader definition to proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk mitigating hedging, market-making activities. This will require the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the Rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $223.1 million at September 30, 2014, have been identified that may be required to be divested. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.

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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on July 30, 2014, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) State of Iowa, by and through Darren J. Raymond, Plymouth County Attorney v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al., filed in March 2012 in the Iowa District Court for Plymouth County, later removed to federal court and now on appeal to the United States Court of Appeals for the Eighth Circuit; (3) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky and now on appeal to the United States Court of Appeals for the Sixth Circuit; (4) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois;  (5) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court,  later removed to the U.S. District Court for the District of Oregon and subsequently remanded back to the state court; (6) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to federal court and subsequently remanded back to state court; and (7) County of Ramsey and County of Hennepin, Minnesota v. MERSCORP Holdings, Inc., et al. filed in February 2013 in the Second Judicial District Court, subsequently removed to the U.S. District Court, District of Minnesota and now on appeal to the United States Court of Appeals for the Eighth Circuit.  In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Estate of Daniels

EverBank is a party in Richard Paul Lee Daniels, as Personal Representative of the Estate of Daniels, for the benefit of the Estate and Survivors v. EverBank, filed on September 4, 2014 in the Fourth Judicial Circuit, Duval County Florida. In this case plaintiff seeks damages, alleging negligence and attractive nuisance on the part of the defendants.
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

EverBank Financial Corp

Date:	October 29, 2014	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2014	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.*

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Filed herewith