Form 10-K
period 2014-12-31
EverBank Financial Corp
filed 2015-02-20
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐  No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $20.16, was approximately $1,739,273,982. There was no non-voting common equity of the registrant outstanding on that date.
As of February 17, 2015, there were 123,969,429 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the annual meeting of stockholders, scheduled to be held on May 21, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2014.

EverBank Financial Corp
Form 10-K

Part I
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Item 1A “Risk Factors” contained in this Annual Report on Form 10-K and the following:

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

Item 1. Business
Overview
EverBank Financial Corp, a Delaware corporation, is a unitary savings and loan holding company headquartered in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides a wide range of financial products and services to individuals as well as small and mid-size business clients nationwide through scalable, low-cost distribution channels that are connected by technology-driven, centralized platforms which provide operating leverage throughout our business. We market and distribute our banking products and services primarily through our integrated online and mobile financial portal, high-volume financial centers in targeted Florida markets and other national business relationships. Our consumer and commercial lending businesses are nationwide and target clients through retail and commercial lending offices in major metropolitan markets throughout the country.
As of December 31, 2014, we had total assets of $21.6 billion, total deposits of $15.5 billion and total equity of $1.7 billion. Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida and our telephone number is (904) 281-6000. Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “EVER.”
Financial Information About Our Business Segments
We evaluate our overall financial performance through three financial reporting segments: Consumer Banking, Commercial Banking and Corporate Services. Consumer Banking includes consumer deposit services and activities, residential lending and servicing, wealth management, and capital markets. Commercial Banking includes commercial deposit services and activities, commercial and commercial real estate lending, lender finance, equipment finance and mortgage warehouse finance. Corporate Services provides support services to the Consumer and Commercial Banking segments. Financial information with respect to our business segments including revenue, operating income or loss and total assets is contained in Note 30 to our consolidated financial statements included in this report.
Consumer Banking
Deposits and Wealth Management
Our consumer deposit franchise provides a stable, flexible source of low all-in cost funds and is focused on fostering strong relationships with individual and small and mid-sized size business clients nationwide.  These clients maintain an average deposit balance per household (excluding escrow deposits) of $92,802 as of December 31, 2014, which we believe is more than three times the industry average.
All deposit clients can choose to manage their relationship with us through various channels including the Online Financial Center, tablet and mobile applications, phone and email, or visit our network of high-volume financial centers in key Florida metropolitan areas, which have average deposits per branch of $309 million as of December 31, 2014. Our distribution channels, operating platform and client acquisition strategies are characterized by low operating costs and are designed to enable us to scale the business efficiently.  Our unique products and product design, distribution and marketing strategies allow us to effectively control organic deposit growth, providing flexibility and efficiency in funding asset growth opportunities.
Our World Markets deposit offering provides clients a toolkit for global diversification including World Currency® deposits denominated in 21 foreign currencies and MarketSafe® structured deposits, which totaled $700 million and $148 million respectively. In addition, World Markets clients hold over $203 million of precious metals in custody with us in non-FDIC insured EverBank Metals Select® accounts.
We provide comprehensive financial advisory, planning, brokerage and other wealth management services to our mass-affluent and high net worth clients through our registered broker dealer and registered investment adviser subsidiaries.
Residential Lending and Servicing
We originate prime residential loans nationwide through retail lending offices in large metropolitan areas, direct channels, financial centers and correspondent relationships supported by a centrally controlled underwriting, processing and fulfillment infrastructure. We have expanded our retail and correspondent distribution channels in recent years with an emphasis on prime jumbo residential loans which we either retain on our balance sheet or sell into the secondary market. These channels and products serve the needs of our core clients and are strategic to our balance sheet growth objectives.
We generate mortgage servicing business through the retention of servicing from our origination activities, whole loan acquisitions, and related servicing activities. We service a diverse portfolio of both products and investors including agency and private pools of mortgages secured by properties throughout the United States. During 2014, we realigned the profile of our servicing business through the strategic sale of our default servicing operations and higher delinquency profile servicing rights to Green Tree Servicing which resulted in a repositioned operation strategically focused on our core clients.
Capital Markets
We opportunistically supplement organic originations by purchasing loans and securities when those investments have more attractive risk-adjusted returns than those we can originate and retain. Our decision to originate, retain, acquire, securitize or sell assets is grounded in our rigorous analytical approach to investment analysis and our disciplined approach to balancing risk against performance. Our flexibility to retain or sell originated assets or acquire assets enables us to pursue attractive risk adjusted returns in a variety of market conditions and enhance stockholder value.

Commercial Banking
Commercial Deposits
We increased our emphasis on commercial deposits in 2014 in order to deepen existing relationships with our large number of small and mid-size business clients and to attract new commercial clients. We distinguish ourselves from competitors based on our attractive product offering, client service and value proposition. Commercial deposit balances represented 19% of our total deposits as of December 31, 2014.
Commercial & Commercial Real Estate Lending
We originate commercial real estate loans for the acquisition and refinancing of stabilized commercial real estate for owner users, investors and developers nationwide. Our portfolio is diversified by property type and geographic location and includes owner occupied, single-tenant, multi-tenant commercial and multi-family properties with an average loan size of approximately $4 million. We underwrite stabilized properties with experienced borrowers, strong property/tenant cash flow and collateral. We offer our clients competitive fixed and floating rates with flexible terms.
Commercial Finance
Our commercial finance platform includes the equipment finance and lender finance businesses. Our equipment finance division originates equipment leases and loans nationwide through relationships with over 800 equipment manufacturers, distributors and dealers with large groups of high quality clients. Our equipment leases and loans generally finance essential-use health care, office product, technology, industrial and other types of equipment primarily to small and mid-size lessees and borrowers. Our typical equipment financings range from approximately $10,000 to $5.0 million per transaction with typical finance terms ranging from 36 to 72 months. We have significantly increased origination activity within our equipment business since 2010 by expanding within both our served markets as well as expanding into new markets.
In 2011, we formed the lender finance business that focuses on providing revolving and term credit facilities secured by equipment and receivables primarily to specialty finance companies on a national basis. We have achieved significant growth in this business since inception, as new client acquisition has driven strong growth in committed facilities as both agent and participant. These credit facilities typically have an initial term of 36 to 72 months and range in size from $15.0 million to more than $50.0 million.
Our commercial finance activities provide us with access to approximately 34,000 small business clients nationwide, which creates opportunities to potentially cross-sell other commercial and consumer banking and lending products and services.
Mortgage Warehouse Finance
Our warehouse finance business provides mortgage loan financing which may include sublimits for the financing of mortgage servicing assets to mid-sized, established mortgage banking companies across the country with a proven track record of originating quality mortgages.  A majority of our warehouse financing loans are short-term revolving facilities, collateralized by agency and government residential loans originated by our clients.  Our loan commitment sizes generally range from $20 million to $125 million.
Corporate Services
Our Corporate Services segment provides services to the Consumer Banking and Commercial Banking segments including executive management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction related support.
Competition
We face substantial competition in all areas of our operations including internet banks and national, regional and community banks within the markets we serve. We also compete with many other types of financial institutions such as savings and loan institutions, credit unions, mortgage companies, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.
Competition for loans is often driven by interest rates, loan origination and related fees and services. Because of our lower all-in cost structure relative to our competition, we are often able to offer borrowers more favorable interest rates than may be available from other lenders. In addition, because we originate assets to hold on our balance sheet as well as sell in the secondary markets, we seek to attract borrowers by offering loan products such as jumbo residential mortgage loans that may not be available from other lenders. We have successfully executed both sales and securitizations of our jumbo preferred fixed rate and ARM products.
Competition for deposit products is generally based on pricing because of the ease with which clients can transfer deposits from one institution to another. Our multi-channel deposit strategy has lower fixed operating costs than traditional models because we do not incur the expenses associated with primarily operating through a traditional branch network. In order to generate deposits, we pass a portion of these cost savings to our clients through competitive interest rates and fees. Besides price competition, we also seek to increase our deposit market share through product differentiation by offering deposit products that provide investment opportunities such as our WorldCurrency®, MarketSafe® and EverBank Metals Selectsm deposit products.
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

Recent Regulatory Developments
Mortgage servicing “horizontal review.” A “horizontal review” of the residential mortgage foreclosure operations of fourteen mortgage servicers, including EverBank, by the federal banking agencies resulted in formal enforcement actions against all of the banks subject to the horizontal review. On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the Federal Reserve System (FRB) succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensure that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an “Independent Foreclosure Review” program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EverBank reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of approximately $39.9 million to be made by EverBank to a settlement fund, which will provide relief to qualified borrowers. In addition, EverBank contributed approximately $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. EverBank submitted its action plan in 2013, which did not require an independent third party review. At December 31, 2014, EverBank has accrued approximately $3.5 million for potential remediation payments to be made to borrowers under that action plan. EverBank will be remediating two populations of borrowers.  EverBank finalized the first remediation population and began issuing remediation payments in February 2015.  EverBank will finalize the second remediation population of borrowers in March 2015 and is scheduled to send initial remediation payments to that population by the end of the second quarter of 2015.
In addition, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage-related practices of the Company and other major mortgage servicers. The Company continues to cooperate with these investigations. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs in responding to governmental investigations and additional litigation. The Company has evaluated subsequent events through the date on which financial statements are available to be issued and currently, the Company is unable to estimate any loss that may result from penalties or fines imposed by other governmental agencies; therefore, no amounts have been accrued.
Since entering into the Consent Orders, federal regulators have conducted periodic validation testing with each of the fourteen mortgage servicers to assess the effectiveness and sustainability of the processes and controls each has implemented to ensure compliance with all Consent Order requirements.  Federal regulators conducted the most recent validation testing in December 2014 and found that requirements that remained non-compliant varied among servicers.  Federal regulators required each servicer to implement actions to correct applicable non-compliant areas, and to validate that the servicer has achieved and maintained compliance within specified timelines in 2015.
Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including a fundamental restructuring of the supervisory regime applicable to federal savings associations (also referred to as thrifts) and savings and loan holding companies (also referred to as thrift holding companies), the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act established a new framework of authority to conduct systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Oversight Council, the FRB, the OCC and the FDIC.
Some of the requirements called for in the Dodd-Frank Act remain subject to final rulemaking or phase-in over time. Given the uncertainty associated with the implementation of the Dodd-Frank Act, the full extent of the impact such requirements will have on our operations continues to be unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our investors.
The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.
Change in Thrift Supervisory Structure. The Dodd-Frank Act, among other things, as of July 21, 2011, transferred the functions and personnel of the OTS among the OCC, FDIC and FRB. As a result, the OTS no longer supervises or regulates savings associations or savings and loan holding companies. The Dodd-Frank Act preserves the federal savings association charter (which includes both federal savings associations and federal savings banks); however, supervision of federal savings associations, such as EverBank, has been transferred to the OCC. In addition, the Dodd-Frank Act has transferred the supervision of savings and loan holding companies, such as us, to the FRB while taking a number of steps to align the regulation of savings and loan holding companies to that of bank holding companies. The FRB has issued final rules to implement changes mandated by the Dodd-Frank Act, including requiring a savings and loan holding company to serve as a source of strength for its subsidiary depository institutions, requiring savings and loan holding companies to satisfy supervisory standards applicable to financial holding companies (e.g., “well capitalized” and “well managed” status) and, for most savings and loan holding companies, to elect to be treated as a financial holding company, in order to conduct those activities permissible for a financial holding company, and promulgating capital requirements for savings and loan holding companies (for example, under the so-called “Collins Amendment”). As a result of this change in supervision and related requirements, we are subject to new, and in some cases heightened examination and reporting requirements. The Dodd-Frank Act also provides various agencies with the authority to assess additional supervisory fees.
Creation of New Governmental Agencies. The Dodd-Frank Act created various new governmental agencies such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (CFPB), an independent agency housed within the FRB. The CFPB has a broad mandate to issue regulations, examine compliance and take enforcement action under the federal consumer financial laws, including with respect to EverBank. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
Limitation on Federal Preemption. The Dodd-Frank Act has reduced the ability of national banks and federal savings associations to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal savings associations, has the ability to make preemption determinations where certain conditions are met, the new limitations placed on preemption determinations have the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks. While some uncertainty remains as to how the OCC will address preemption determinations going forward, on July 20, 2011, the OCC issued a final rule implementing certain Dodd-Frank Act preemption provisions. Among other things, the rule states that federal savings associations, such as EverBank, are subject to the same laws, legal standards and OCC regulations regarding the preemption of state law as national banks. In promulgating the rule, the OCC stated that its prior preemption determinations and regulations remain valid. As a result, we expect EverBank should have the benefit of those determinations and regulations.
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations. Most significantly, the new standards prohibit us from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, regulations adopted pursuant to the Dodd-Frank Act that will become effective on December 24, 2015, generally require securitizers to retain an economic interest of 5% in the credit risk relating to residential mortgage loans collateralizing asset-backed securities (ABS) that they sponsor if the loans have not complied with the ability to repay standards.
Annual Company-Run Stress Tests. We and EverBank are also subject to stress testing requirements that implement provisions of the Dodd-Frank Act requiring banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the FRB, and (following a certain date) to publish a summary of certain aspects of the results. Stress testing requirements include baseline, adverse, and severely adverse economic and financial scenarios to assess potential impacts on our consolidated earnings, losses and capital over a nine quarter planning horizon. According to regulatory standards, a summary of the results of certain aspects of this stress analysis will be released publicly and will contain company specific information and results. It is anticipated that our capital ratios reflected in the stress test calculation will be an important factor considered by our regulators in evaluating whether proposed payments of dividends, or stock repurchases may be an unsafe or unsound practice and whether our capital levels are adequate to support our operations and growth.
EverBank is already subject to stress testing and reporting requirements, beginning in 2013.  EverBank’s first submission to the OCC was due by March 31, 2014, and used data as of September 30, 2013 and the scenarios released by the regulators in November 2013.  Based on this submission, EverBank met all regulatory thresholds.  Required public disclosure of EverBank’s stress testing results will commence with our company-run stress tests for the current cycle beginning on October 1, 2014, using data as of September 30, 2014, and having a March 31, 2015 regulatory submission date and a public disclosure deadline between June 15-30, 2015.
Going forward, the stress testing cycle which would have begun on October 1, 2015 will begin on January 1, 2016, using financial data as of December 31, 2015.  The scenarios will be provided by February 15, 2016, and both we and EverBank will be required to conduct and submit the results of the stress tests to our regulators by July 31 and publish a summary of those results by between October 15-31, 2016, unless that time period is extended by the regulators.  Subsequent years will follow the same schedule for both us and EverBank.
Basel III and the Basel III Capital Rules. While we were historically required by the OTS to have a prudential level of capital to support our risk profile, the OTS did not subject savings and loan holding companies, such as us, to consolidated regulatory capital requirements. The Dodd-Frank Act will subject us to new capital requirements that are not less stringent than such requirements generally applicable to insured depository institutions, such as EverBank, or quantitatively lower than such requirements in effect for insured depository institutions as of July 21, 2010. The risk-based capital guidelines that applied to EverBank through December 31, 2014, are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as Basel

II, for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more), which do not apply to the Company or EverBank. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
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
In July 2013, our primary federal regulator, the Federal Reserve, and EverBank’s primary federal regulator, the OCC, published final rules (Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to savings and loan holding companies and depository institutions, including us and EverBank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of regulatory capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for the Company and EverBank on January 1, 2015 (subject to phase-in periods as discussed below).
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
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").
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
The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. When fully phased in on January 1, 2019, the Basel III Capital Rules will require us and EverBank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).
Under current capital standards, the effects of accumulated other comprehensive income items included in shareholders’ equity under U.S. GAAP (for example, mark-to-market of securities held in the available for sale portfolio and cumulative gains and losses on cash flow hedges), are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items (except gains and losses on cash flow hedges where the hedged item is not recognized on a banking organization’s balance sheet at fair value) are not excluded; however, certain banking organizations, including us and EverBank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company’s and EverBank’s periodic regulatory reports in the beginning of 2015. The Company and EverBank are considering whether to make this election. The Basel III Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or savings and loan holding companies. However for bank or savings and loan holding companies that had assets of less than $15 billion as of December 31, 2009 which includes us, trust preferred securities issued prior to May 19, 2010 can be treated as Additional Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting our determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures that are 90 days past due (other than residential mortgage exposures, which remain at an assigned risk weighting of 100%).

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

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
Management believes, at December 31, 2014, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
Liquidity Requirements. Liquidity risk management and supervision have increasingly become an area of focus since the financial crisis. During 2014, the U.S. banking agencies adopted final rules to implement the liquidity coverage ratio (LCR), one of the two new liquidity standards introduced in the Basel III liquidity framework. At present, the LCR does not apply to either the Company or EverBank. The other liquidity standard in the Basel III framework is the net stable funding ratio (NSFR). The NSFR is designed to promote more medium- and long-term funding of the assets and activities of bank over a one-year time horizon. The Basel Committee issued the final NSFR document in 2014, but the U.S. banking agencies have not yet proposed an NSFR for U.S. banking organizations or indicated to which banking organizations the NSFR will apply. The Basel Committee’s final NSFR document applies the NSFR to internationally active banks, as it did with the LCR.
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
Currently, without the prior approval of the FRB under the HOLA, HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from, for example:

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
In evaluating an application by a holding company to acquire a savings institution, the FRB must consider, among other factors, the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition of the association, the risk to the DIF, the convenience and needs of the community and competitive factors.
A savings and loan holding company is required to serve as a source of financial and managerial strength to its subsidiary savings associations. This requires the Company to commit to provide necessary capital, liquidity, and other support to EverBank during times of financial distress.
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
The Dodd-Frank Act amended the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit insured depository institutions (such as EverBank) and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds, together "covered funds"). The statutory provision is commonly called the “Volcker Rule”. The FRB adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules were effective April 1, 2014, but the FRB issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2017. In December 2014, the FRB issued a second order permitting banking entities additional time to conform investments in, and relationships with, covered funds to July 21, 2015. The extension provided for in the December 2014 order does not apply to proprietary trading activities, which must conform to the final Volcker Rule by July 21, 2015. During our evaluation of the impact of these changes, investments with a carrying value of $87.6 million, at December 31, 2013, were identified that may be required to be sold. As a result, during the year ended December 31, 2013, we were required to record an other than temporary impairment (OTTI) of $3.3 million as we were no longer able to assert that we will hold such investments until recovery. During the year ended December 31, 2014, we recognized an additional $0.7 million in OTTI which represented additional declines in fair value on the securities identified that may be required to be sold. Although we are continuing to evaluate further impacts of the Volcker Rule and the final rules adopted thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and EverBank.
Loans to One Borrower. Under HOLA, federal savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers (which also includes credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions) outstanding at one time and not fully secured by collateral may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2014, EverBank’s limit on loans and extensions of credit to one borrower was approximately $274.9 million and $183.3 million, for the 15% limitation and 10% limitation, respectively. At December 31, 2014, EverBank’s largest aggregate amount of loans and extensions of credit to a single borrower was $125.0 million, with three separate borrowers each having total loans in this amount. At December 31, 2014, each of these three lending relationships were with clients of our mortgage warehouse finance area. All three of these loan relationships were performing in accordance with the terms of their loan agreements as of December 31, 2014.
QTL Test. HOLA requires a federal savings association to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every 12 months. A federal savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. A thrift that fails the QTL test is subject to the general dividend restrictions that would apply to a national bank and is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift and specifically approved by the OCC and the FRB. In addition, violations of the QTL test are treated as violations of HOLA subject to remedial enforcement action. At December 31, 2014, EverBank maintained approximately 85.4% of its portfolio assets in qualified thrift investments. EverBank had also satisfied the QTL test in each of the twelve months prior to December 31, 2014 and, therefore, was a QTL.
Capital Requirements. Through December 31, 2014, federal banking regulations required savings associations to meet three minimum capital standards:

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
Through December 31, 2014, there were no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings associations that are applicable to EverBank. However, as noted above and below, the FRB has issued final regulations implementing regulatory capital requirements applicable to savings and loan holding companies effective January 1, 2015. See "Recent Regulatory Developments--Dodd-Frank Act--Basel III" above.
At December 31, 2014, EverBank exceeded all applicable regulatory capital requirements.
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
Tying Arrangements. EverBank is prohibited, subject to certain exceptions, from making loans or offering any other services, or fixing or varying the payment for making loans or providing services, on the condition that a client obtains some additional service from an affiliate or not obtain services from one of our competitors.
Enforcement. Under the FDIA, the OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any stockholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured depository institution or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, civil money penalty, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. Additionally, the FRB has similar enforcement authority with regard to savings and loan holding companies and their institution-affiliated parties. The bank regulatory agencies are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, including criminal prosecutions, as well as law enforcement actions, which heightens the risks associated with actual and perceived compliance failures.
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
With respect to EverBank, effective January 1, 2015, the Basel III Capital Rules revise the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The total risk-based capital ratio and Tier I leverage ratio requirements remain at 10% and 5%, respectively. Finally, to be considered well capitalized a bank may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OCC, or certain regulations, to meet or maintain a specific capital level for any capital measure.

The OCC categorized EverBank as “well capitalized” following its last examination. At December 31, 2014, EverBank exceeded all regulatory capital requirements and was considered to be “well capitalized” with a Tier 1 leverage ratio of 8.2%, a total risk-based capital ratio of 13.4%, and a Tier 1 risk-based capital ratio of 13.0%. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in the event that asset quality deteriorates.
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
Incentive Compensation Arrangements. The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as the Company and EverBank, that prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies, but have not yet finalized any rules. We and EverBank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Federal Home Loan Bank System. EverBank is a member of the Federal Home Loan Bank of Atlanta (FHLB), which is one of the regional banks in the Federal Home Loan Bank System, which raises funds in the global financial markets and distributes the proceeds to members and local communities.  Chartered by Congress in 1932 to support mortgage lending, the Federal Home Loan Bank System provides a stable source of funding to its members.  Their products, services and programs help financial institutions manage daily liquidity, fund mortgages originated for sale in the secondary market, fund loans and investments held in portfolio, improve asset/liability management, meet community credit needs, cover temporary deposit outflows, and reduce the funding cost of asset growth.
As a member of the FHLB, EverBank is required to acquire and hold shares of capital stock in the FHLB. EverBank was in compliance with this requirement with an investment in FHLB stock of $195.2 million and $125.9 million as of December 31, 2014 and December 31, 2013, respectively. EverBank’s capital stock in FHLB includes $494.8 million purchased during 2014 and $107.7 million purchased during 2013. The FHLB repurchased $425.5 million in 2014 and $137.7 million in 2013.
For the year ended December 31, 2014, the FHLB paid dividends of $5.5 million on the capital stock held by EverBank. During the year ended December 31, 2013, the FHLB paid dividends of approximately $3.4 million on the capital stock held by EverBank.
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
The FDIC also collects a deposit-based assessment from insured depository institutions on behalf of The Financing Corporation. The funds from these assessments are used to service debt issued by The Financing Corporation in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The Financing Corporation annualized assessment rate is set quarterly and in the fourth quarter of 2014 was $0.0060 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
Other Statutes and Regulations
The Company and EverBank are subject to a myriad of other statutes and regulations affecting their activities. Some of the more important include:
Bank Secrecy Act of 1970-Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program; and testing of the program by an independent audit function. The Company and EverBank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and client identification in their dealings with foreign financial institutions and foreign clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications. Failure of a financial institution to comply with anti-money laundering obligations could have serious legal, reputational and financial consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. The regulatory authorities have imposed “cease and desist” orders and civil monetary penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
As a result of the instability in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. If made final, any or all of these proposals could have a negative effect on the financial performance of EverBank’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that EverBank can originate and sell into the secondary market and impairing EverBank’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.
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
EverBank will likely face a significant increase in its consumer compliance regulatory burden as a result of the heightened oversight by the CFPB and the significant rollback of federal preemption of state laws in the area.
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

Employees
As of December 31, 2014, we had approximately 3,100 employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
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
Our businesses and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily and continuously emerge from the recession that began in 2007 our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could hinder the U.S. economic recovery. Financial markets remain concerned about the ability of certain European countries to finance and service their debt and about recent currency devaluations and inflation in certain emerging markets. The default by any one of these countries on their debt payments and deteriorating conditions in other countries could lead to weaker economic conditions in the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities, or GSEs. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Our ability to raise funds through deposits or borrowings could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
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
Despite historically low interest rates and a recovering real estate market, other weak economic data and global concerns remain. We maintain an allowance for loan and lease losses (ALLL), which is a reserve established through a provision for loan and lease loss expense that represents management’s best estimate of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s judgment with respect to:

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
In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any adjustments made to the ALLL resulting from regulatory review must be an adjustment to the ALLL in accordance with GAAP. If charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional provisions to increase the allowance for loan and lease losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

During the first quarter 2014, we completed the sale of our default servicing operations and the rights to service and subservice some of our MSR to Green Tree Servicing LLC, a subsidiary of Walter Investment Management Corp. We believe this sale, along with our wholesale broker lending exit, enhanced the efficiency of our mortgage banking business and realigned our mortgage banking focus on our core preferred jumbo offering.

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
In prior periods we have seen elevated residential mortgage refinancing activity due to historically low interest rates as well as due to government programs such as Home Affordable Modification Program (HAMP) and Home Affordable Refinancing Program (HARP). During 2013, we experienced heightened demand for mortgage loans by investors in the secondary market as a result of historically low interest rates and favorable risk adjusted yield on mortgage assets relative to other investments. This expanded secondary market activity has resulted in attractive resale opportunities which have resulted in elevated gain on sale of loans income during the year ended December 31, 2014.
More recently the FRB has indicated that it would phase out quantitative easing and has indicated a rate hike is possible in mid-2015. In a rising interest rate environment, we would expect that refinancing volumes would continue to decline, which could cause our originations of mortgage loans held for sale to decrease along with our gain on sale of loans.
The returns on our government insured mortgage pool buyouts could decrease as a result of changes in foreclosure timelines and costs.
We have a history of servicing Federal Housing Administration (FHA) loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the Ginnie Mae (GNMA) security holder when repurchased). Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee.
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
Our commercial and commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
At December 31, 2014, our commercial real estate loans, net of discounts, were $3.5 billion, or approximately 20% of our total loan portfolio, net of allowances. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure to pay on time by our borrowers would adversely affect our results of operations and cash flows.
Our mortgage warehouse finance portfolio totaled $1.4 billion, or 8% of our total loan portfolio, net of allowances. These lines of credit represent large, short-term, revolving facilities to financial services companies, typically mortgage banking companies, with a total commitment amount of $2.3 billion extended to 35 borrowers at December 31, 2014. These financial services companies utilize their lines of credit to fund transactions, which are primarily collateralized by agency and government residential loans originated by our clients. The repayment of outstandings on these lines is typically dependent upon the sale of those loans originated by our clients utilizing their lines of credit into the secondary market. In the event loans originated by these borrowers cannot be sold on the secondary market, our ability to achieve repayment may be negatively affected. Due to this risk and the size of the exposure to any one borrower, the failure of one borrower could adversely impact our results of operations and cash flows.
A significant portion of our loan portfolio is concentrated in California and Florida and events or circumstances which adversely affect the economies or real estate values in those states could adversely affect our business, results of operations and financial condition.

For the year ended December 31, 2014, approximately 26% and 9% of our residential loan portfolio was secured by real estate located in California and Florida, respectively, and 13% and 14% of our commercial and commercial real estate portfolios were secured by businesses and real estate located in California and Florida, respectively. Our loan concentration in these states subjects us to risk that a downturn in the local economy in either California or Florida could result in increases in delinquencies and foreclosures or losses on these loans. In addition, the occurrence of natural disasters in California or Florida, such as earthquakes or hurricanes, or man-made disasters, could result in a decline in the value or destruction of our mortgaged properties and an increase in the risk of delinquencies or foreclosures. The occurrence of any one of these factors could result in a material adverse effect on our business, results of operations and financial condition.
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
We experienced increased levels of repurchase demands beginning in 2010, which has led to material increases in our loan repurchase reserves relative to historical levels. We may need to increase such reserves in the future, which would adversely affect net income. As of December 31, 2014, 2013 and 2012, our loan repurchase reserve for loans that we sold or securitized was $25.9 million, $20.2 million and $27.0 million, respectively, representing a 28% increase during 2014 and a 25% decrease during 2013.
In addition, we also service residential mortgage loans where a GSE is the owner of the underlying mortgage loan asset. Prior to late 2009, we had not historically experienced a significant amount of repurchases related to the servicing of mortgage loans as we were indemnified by the seller of the servicing rights, but due to the failures of several of our counterparties, we have since experienced losses related to the repurchase of loans from GSEs and subsequent disposal or payment demands from the GSEs. As of December 31, 2014, 2013 and 2012, our reserve for servicing repurchase losses was $2.9 million, $23.7 million and $26.0 million, respectively, representing an 88% decrease during 2014 and a 9% decrease during 2013.
Moreover, increased enforcement activity related to FHA-insured loans may present risk to us under the federal False Claims Act and other similar federal laws. While the U.S. Department of Housing and Urban Development (HUD) may use its authority to seek civil money penalties, request indemnification of FHA insurance claims, and impose other penalties related to origination and servicing deficiencies in FHA loans, the U.S. Department of Justice (DOJ) has recently entered into several major agreements with FHA lenders to settle allegations of false claims in connection with the underwriting of FHA-insured loans and compliance with other FHA program requirements. These settlement agreements have resulted in hundreds of millions of dollars in settlement payments to the United States and HUD, as well as dedicated funds to be used for borrower assistance. As the False Claims Act permits the federal government to recover treble damages for claims based on false certifications, the potential liability for an FHA lender submitting insurance claims on the loans it originates could be significant.
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
We entered into subservicing agreements, and in the event that counterparty fails to abide by the agreements, we may be forced to service the loans or find another subservicer, which could adversely affect our business, financial condition and results of operations.
If the subservicer fails to comply with applicable servicing guidelines or is unable to abide by the terms of the subservicing agreements, we would be obligated to service the loans. If we were required to service these loans, we would incur substantial cost in building the infrastructure to service the loans. Alternatively we could find another party to subservice the loans, which could take time selecting and transferring the servicing to said party. As a result of the time involved in either our taking over the servicing of the loans or in locating a servicer to do so, we may be delayed in receiving or making payments as required, which could result in lost interest payments and unrecoverable advances of fees on the loans. As a result our business, financial condition and results of operations could be adversely affected.
We own government insured loans which are serviced by third parties, and in the event those third parties fail to service the loans in accordance with applicable servicing guidelines, we may not be able to recover the full value of the interest payments and fees on the loans which could adversely affect our business, financial condition and results of operations.
Certain loans we own are serviced by third parties. Generally when a loan is in default the servicer continues to make advances, and once the loan is foreclosed upon, the government entities insuring the loan will remit the principal, the guaranteed interest and the advanced fees to the loan owner. However, if the loan is in default and the servicer has not been abiding by the servicing guidelines, the government entities will remit to the loan owner the principal for the loan, but may not pay to the loan owner the full guaranteed interest or advanced fees during the time from when the servicer failed on its obligations up to and through the foreclosure on the loan. As a result, we as the loan owner will not suffer any loss of principal, but we could be required to advance the fees on the loans, without receiving payment from the government entities for those fees, and be curtailed for a portion or all of the guaranteed interest. While we would have a cause of action against the third party servicer, in the event that said third party was insolvent or unable to pay, then we would suffer these losses without recourse. As a result our business, financial condition and results of operations could be adversely affected.
Our concentration of mass-affluent clients and “jumbo” mortgages in our residential mortgage portfolio makes us particularly vulnerable to a downturn in high-end real estate values and economic factors disproportionately affecting affluent consumers of financial services.
The FHA, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” loans, which may not exceed certain principal amount thresholds. As of December 31, 2014, a majority of our residential mortgage loans held for investment that are not government insured was comprised of “jumbo” loans based on the current threshold of $417,000 in most states, and 87% of the carrying value of our securities portfolio was comprised of residential nonagency investment securities, substantially all of which are backed by jumbo loans. Jumbo loans have principal balances exceeding the thresholds of the agencies described above, and tend to be less liquid than conforming loans, which may make it more difficult for us to rapidly rebalance our portfolio and risk profile than is the case for financial institutions with higher concentrations of conforming loan assets. In addition real estate securing jumbo loans tends to be concentrated in certain limited markets and real estate prices in those markets have historically been more volatile that in the median price range markets, which affects the default rates of these mortgages and the marketability of jumbo mortgages to investors. As a result, liquidity in the capital markets for such assets could be diminished and we could be faced with an inability to dispose of such assets or fully recover our losses in the event of a default.
Hedging strategies that we use to manage our mortgage pipeline may be ineffective to mitigate the risk of changes in interest rates.
We typically use derivatives and other instruments to hedge a portion of our mortgage banking interest rate risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates, London Interbank Offered Rate (LIBOR), or Eurodollars that may not perfectly correlate with the value or income being hedged. Our mortgage pipeline consists of our commitments to purchase mortgage loans, or interest rate locks, and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the client locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. Generally speaking, if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we economically hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements, selling forward Fannie Mae or Freddie Mac MBS or using other derivative instruments to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. We generally do not hedge all of the interest rate risk on our mortgage portfolio and have not historically hedged the risk of changes in the fair value of our MSR resulting from changes in interest rates. To the extent we fail to appropriately reduce our exposure to interest rate changes, our financial results may be adversely affected.
We could recognize realized and unrealized losses on securities held in our securities portfolio, particularly if economic and market conditions deteriorate.
As of December 31, 2014, the fair value of our securities portfolio was approximately $0.9 billion, of which approximately 87% was comprised of residential nonagency investment securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. Any of these factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
These director nomination rights and observer rights will generally survive for each of Sageview and Lovett Miller, respectively, so long as such stockholder continues to own a specified percentage of the Company’s common stock. As of December 31, 2014, Lovett Miller owns 849,307 shares of our common stock, or 0.69%, and Sageview owns 12,912,230 shares of our common stock, or 10.44%. As a result of their significant holdings of our common stock, and, in the case of Sageview, its right to designate members of our Board of Directors, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our other stockholders’ best interests.
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
Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our client information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe that we are in compliance with all applicable privacy and data security laws, an incident could put our client confidential information at risk.
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
Our business depends heavily upon intellectual property that we have developed and will develop in the future. Monitoring infringement of intellectual property rights is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. In the past, we have had to engage in enforcement actions to protect our trademarks and copyrights from infringement and our domain names from theft, including administrative proceedings. We may in the future be unable to prevent third parties from acquiring trademark registrations or domain names that infringe or otherwise decrease the value of our trademarks and other intellectual property rights. Intellectual property theft on the Internet is relatively widespread, and individuals anywhere in the world can “scrape” our content or purchase infringing domains or use our service marks on their pay-per-click sites to draw clients for competitors while exploiting our service marks, or worse, engage in “phishing” to lure our clients into providing personal information. To the extent that we are unable to rapidly locate and stop an infringement, our intellectual property assets may become devalued and our brand may be tarnished. Third parties may also challenge, invalidate or circumvent our intellectual property rights and protections, registrations and licenses. Intellectual property litigation is expensive, and the outcome of an action could negatively impact our business, brand and profitability.
We may become involved in intellectual property or other disputes that could harm our business.
Third parties may assert claims against us, asserting that our marks, services, associated content in any medium, or software applications infringe their intellectual property rights. The laws and regulations governing intellectual property rights are continually evolving and subject to differing interpretations. Trademark owners often engage in litigation in state or federal courts or oppositions in the United States Patent and Trademark Office as a strategy to broaden the scope of their trademark rights. Patent owners, particularly non-practicing entities, often pursue enforcement of broad patents that can be construed to embrace aspects of EverBank services or operations. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek to obtain a license of the other party’s intellectual property rights. We also could lose the expected future benefit of our marketing and advertising spending or software development costs. Moreover, we may be prohibited from providing our services or using content that incorporates the challenged intellectual property.
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
As of December 31, 2014, we had outstanding market-based deposits of $0.8 billion, representing approximately 5% of our total deposits, the significant majority of which are WorldCurrency® deposits. Many of our WorldCurrency® depositors have chosen that family of products in order to diversify their portfolios with respect to foreign currencies. Appreciation of the U.S. dollar relative to foreign currencies, political and economic disruptions in foreign markets or significant changes in commodity prices or securities indices could significantly reduce the demand for our WorldCurrency® and other market-based products as well as a devaluation of these deposit balances, which could have a material adverse effect on our liquidity and results of operations. In addition, although we routinely use derivatives to offset changes to our deposit obligations due to fluctuations in currency exchange rates, commodity prices or securities indices to which these products are linked, these derivatives may not be effective. To the extent that these derivatives do not offset changes to our deposit obligations, our financial results may be adversely affected.
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
In recent years, we have completed several significant transactions, including the acquisitions of MetLife Bank’s warehouse finance business and Business Property Lending from GECC in 2012, Tygris and Bank of Florida in 2010 and the sale of our default servicing platform to Green Tree in 2014. These transactions, along with equity capital infusions, have significantly expanded our asset and capital base, product mix and distribution channels. We also benefited from significant purchase price discounts from certain of these transactions, which are highly accretive to our earnings and which may not be available in the future. Over the longer-term, we expect margins on loans to revert to longer-term historical levels.
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
We may not be able to sustain our historical rate of growth or grow our business at all. Because of prolonged economic uncertainty and governmental intervention in the credit markets and mortgage lending industry, as well as increased delinquencies, it will be difficult for us to replicate our historical earnings growth as we continue to expand. We have benefited from the ongoing low interest rate environment, which has provided us with high net interest margins which we use to grow our business. Higher rates would compress our margins and may impact our ability to grow. Consequently, our historical results of operations will not necessarily be indicative of our future operations.
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
We are subject to extensive regulation, supervision and legislation that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF and the overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that EverBank can pay to us, restrict the ability of institutions to guarantee our debt, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets, and, to the extent that we participate in any programs established or to be established by the U.S. Treasury or by the federal banking regulatory agencies, there will be additional and changing requirements and conditions imposed on us. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, including criminal sanctions, any of which could adversely affect our results of operations, capital base and the price of our securities.
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
In August 2013, EverBank reached an agreement with the OCC which ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of approximately $39.9 million made by EverBank to a settlement fund, which provides relief to qualified borrowers. In addition, we contributed approximately $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement has not eliminated all of our risks associated with foreclosure-related practices and it does not protect us from potential individual borrower claims or class actions lawsuits, which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification. We may be subject to civil monetary penalties with respect to the consent order, but the federal banking agencies have not indicated what the amount of any such penalties would be.
In October 2013, we, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that we provide the OCC with an action plan to identify errors and remediate any borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. EverBank submitted its action plan in 2013, and as of December 31, 2014, EverBank has accrued approximately $3.5 million for potential remediation payments to be made to borrowers. Any remedies or penalties that may be imposed on us as a result or arising out of the consent order, the action plan, or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our securities.
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
We expect that mortgage-related assessments and waivers, costs, including compensatory fees assessed by the GSEs, and other costs associated with foreclosures will remain elevated as additional loans are delayed in the foreclosure process. This will likely continue to increase noninterest expenses, including increasing default servicing costs and legal expenses. In addition, changes to our processes and policies, including those required under the consent orders with federal banking regulators, are likely to result in further increases in our default servicing costs over the longer term. Delays in foreclosure sales may result in additional costs associated with the maintenance of properties or possible home price declines, result in a greater number of nonperforming loans and increased servicing advances and may adversely affect the collectability of such advances and the value of our MSR asset and other real estate owned properties. In addition, the valuation of certain of our agency residential MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows.
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
We and EverBank are subject to comprehensive supervision and regulation that affect virtually all aspects of our operations, and a significant amount of discretion is vested in the various regulatory authorities. This supervision and regulation is designed primarily to protect depositors and other customers and the DIF administered by the FDIC, and the banking system as a whole, and generally is not intended for the protection of stockholders. This regulation and supervision affects most aspects of our business, including lending practices, capital structure, dividend policy, and growth. The Dodd-Frank Act, enacted in July 2010, instituted major regulatory, supervisory, and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes in the thrift supervisory structure;

•	changes to regulatory capital requirements;

•	creation of new governmental agencies with authority over our operations including the CFPB;

•	limitation on federal preemption; and

•	changes to mortgage loan origination and risk retention practices.
For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation.”
Other changes to statutes, regulations, or regulatory policies or supervisory guidance, including changes in their interpretation or implementation, may affect us in substantial ways that we cannot predict. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies, or guidance could result in sanctions by regulatory agencies and other law enforcement authorities, including civil money penalties or fines or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operation.
In addition the CFPB issued rules that were effective as of January 2014 and that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. As a result of these new regulations, we will likely see increased regulatory and compliance costs, which we may not be able to pass on to consumers.

The ability-to-repay requirement for residential mortgage loans may limit our ability to sell or securitize certain of our mortgage loans and may give borrowers potential claims against us.
The Dodd-Frank Act amended the Truth-in-Lending Act to require that mortgage lenders show that they have verified the borrower’s ability to repay a residential mortgage loan. Lenders of mortgages that meet a “qualified mortgage” standard have a safe harbor or a presumption of compliance with the requirement. Under final rules issued by the CFPB, qualified mortgages cannot have negative amortization, interest-only payments, balloon payments, terms over 30 years, or points and fees over certain thresholds. From time to time, we may originate mortgages that do not meet the “qualified mortgage” definition.  In the event that we do originate such mortgages, however, we could be subject to statutory claims for violations of this requirement. In addition, if institutional mortgage investors limit their mortgage purchases, demand for our non-qualifying mortgages in the secondary market may be significantly limited in the future. If demand for our non-qualifying mortgages in the secondary market declines, we would be limited in our ability to resell such mortgages which could materially and adversely affect our business, results of operations or financial condition.
We are subject to more stringent capital standards.
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
In particular, the capital requirements applicable to us and EverBank under the recently adopted Basel III Capital Rules began to be phased-in starting in 2015. EverBank is required to satisfy additional, more stringent, capital adequacy standards than it has in the past, and we, as a savings and loan holding company, are subject to consolidated risk-based capital requirements for the first time. The Basel III Capital Rules, among other things, limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios. MSR currently comprise a significant portion of our regulatory capital. At December 31, 2014, our net MSR totaled $435.6 million. For a more detailed description of the Basel III Capital Rules, see “Regulation and Supervision.” Additionally, stress testing requirements may have the effect of requiring us or EverBank to comply with the requirements of the Basel III Capital Rules, or potentially even greater capital requirements, sooner than expected. While we and EverBank expect to meet the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, we or EverBank may fail to do so. In that case, we may be required to raise additional capital at less attractive terms. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our earnings and return on equity.
Unfavorable results from ongoing stress tests conducted by us may adversely affect our ability to retain clients or compete for new business opportunities.
We and EverBank will be required to publish a summary of the results of annual company-run stress tests. Published summary results will be required to include certain measures that evaluate our and EverBank’s ability to absorb losses in severely adverse economic and financial conditions. We cannot predict how our clients will interpret and react to the published summary of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain clients or to effectively compete for new business opportunities. The inability to attract and retain clients or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
Additionally, our regulators may require us or EverBank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current stockholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.
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
Our ability to generate revenues through securities issuances guaranteed by GNMA, and through mortgage loan sales to GSEs such as Fannie Mae and Freddie Mac (as well as to other institutional investors), depends to a significant degree on programs administered by those entities. The GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Many of the loans that we originate are conforming loans that qualify under existing standards for sale to the GSEs or for guarantee by GNMA. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on all loans sold to them that are pooled into securities, in exchange for our payment of guaranty fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease or sublease over 936,000 square feet of office, operations and retail space in 113 locations in 25 states. We also sublease out to third parties approximately 11,000 square feet of our leased space. We own one office space in Jacksonville, Florida.
Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida 32202. At this location we lease approximately 47,500 square feet under a lease that expires on June 30, 2017. We operate one of our four Jacksonville financial centers at this location, occupying approximately 3,300 square feet under a separate lease that expires on June 30, 2017. We also occupy approximately 5,700 square feet of space at this location, which is under a lease that expires on May 31, 2016.

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
EverBank is currently subject to the following legal proceedings:
Vathana Class Action
In April 2009, a putative class action entitled Vathana v. EverBank was filed in the Superior Court of Santa Clara County, California, against EverBank on behalf of all persons who invested in certain EverBank foreign currency certificates of deposit between April 24, 2005 and April 24, 2009, whose certificates of deposit were closed by EverBank and who were allegedly improperly paid the value of the account. In May 2009, EverBank removed the case to the United States District Court for the Northern District of California. The complaint alleges, among other things, that EverBank breached its contract with its customers by invoking the force majeure provision when closing certain foreign currency certificates of deposit, and that at the time of account closing, utilizing an improper conversion rate. On March 15, 2010, a class was certified for purchasers of a WorldCurrency® Certificate of Deposit denominated in Icelandic Krona which matured between October 8 and December 31, 2008. On October 14, 2010, the plaintiff filed a motion for partial summary judgment on the issue of whether EverBank breached its contract with the plaintiff by (1) failing to deliver Icelandic Krona when EverBank closed the plaintiff's Icelandic Krona certificates of deposit and (2) using commercially unreasonable conversion rates when converting from Icelandic Krona to U.S. Dollars. EverBank filed its reply and cross-motion for summary judgment on November 22, 2010. On March 9, 2012, the Court entered an Order Granting EverBank's Motion for Summary Judgment, finding that EverBank was permitted to close the clients Icelandic Krona CDs without notice to avoid losses to the clients or the bank. On September 7, 2012, plaintiff filed a brief appealing the lower court's granting of summary judgment in favor of EverBank. On October 9, 2012, EverBank filed its responsive brief. On October 31, 2014, the Ninth Circuit affirmed that EverBank did not breach the Terms and Conditions by closing the CDs without consent, but reversed and remanded the lower courts decision that EverBank did not breach the customer deposit agreement as to the conversion rate paid to customers. We continue to believe that the plaintiff's surviving claims are without merit and intend to contest all such claims vigorously.
Mortgage Electronic Registration Services Related Litigation
MERS, EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al. filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky and now on appeal to the United States Court of Appeals for the Sixth Circuit; (3) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; (4) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court, later removed to the U.S. District Court for the District of Oregon and subsequently remanded back to the state court; and (5) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to federal court and subsequently remanded back to state court.  In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe that the plaintiff's claims are without merit and intend to contest all such claims vigorously.
Estate of Daniels
EverBank is a party in Richard Paul Lee Daniels, as Personal Representative of the Estate of Daniels, for the benefit of the Estate and Survivors v. EverBank, filed on September 4, 2014 in the Fourth Judicial Circuit, Duval County, Florida. In this case plaintiff seeks damages, alleging negligence and attractive nuisance on the part of EverBank. The matter is now in the discovery stage.
Wilson Class Action
On June 18, 2014, a punitive class action entitled Dwight Wilson, Jesus A. Avelar-Lemus, Jessie Cross, and Mattie Cross on behalf of themselves and all other similarly situated v. EverBank, N.A., Everhome Mortgage, Assurant, Inc., Standard Guaranty Insurance Company, and American Security Insurance Company was filed in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for overpayment of lender placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs. On August 22, 2014, EverBank filed its motion to dismiss. This matter is still in the pleading and initial discovery stage.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information and Price Range of Common Stock
Our common stock, par value $0.01 per share, is listed and traded on the NYSE, under the ticker symbol “EVER.” Our common stock has been listed since May 3, 2012. The high and low sales prices of our common stock and the dividends paid on our common stock are reported below for each quarterly period indicated:

	Market Price Range		Cash Dividends per Share
	High	Low
Year Ended December 31, 2014
First Quarter	$20.00	$16.40	$0.03
Second Quarter	20.61	18.08	0.03
Third Quarter	20.50	17.66	0.04
Fourth Quarter	19.56	17.33	0.04
Year Ended December 31, 2013
First Quarter	$17.29	$12.75	$0.02
Second Quarter	17.00	13.93	0.02
Third Quarter	16.80	13.95	0.03
Fourth Quarter	18.75	13.99	0.03
According to the records of our transfer agent, as of February 17, 2015, there were approximately 150 holders of record of our common stock.
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
See "Limitation on Capital Distributions" under "Supervision and Regulation" in Item 1 of this report and Note 15, Note 16 and Note 27 to our Consolidated Financial Statements included in this report for more information.

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
The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the Standard & Poor's (S&P) 500 Index and the S&P Banks Index from May 3, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2014. The graph assumes that $100 was invested on May 3, 2012 in our common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment assumes reinvestment of dividends.

Index	5/2/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
EverBank Financial Corp	100.0	108.7	137.9	149.6	154.7	166.5	150.9	185.2	199.5	204.2	179.3	193.9
S&P 500 Index	100.0	97.5	103.7	103.4	114.3	117.6	123.8	136.8	139.3	146.6	148.2	155.6
S&P Banks Index	100.0	98.2	104.6	101.9	111.5	123.6	124.6	138.2	148.8	146.7	151.4	159.7
Issuer Purchases of Securities
The Company did not repurchase any outstanding common shares during the year ended December 31, 2014.
Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with ”Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in this report to fully understand factors that may affect the comparability of the information presented below.
The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited Consolidated Financial Statements included in this report. The consolidated statements of operations for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements not included in this report.
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

	Year Ended December 31,
(in millions, except share and per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Interest income	$733.8	$735.7	$655.6	$588.2	$612.5
Interest expense	169.0	176.8	141.8	135.9	147.2
Net interest income	564.8	558.9	513.8	452.3	465.3
Provision for loan and lease losses(1)	24.5	12.0	32.0	49.7	79.3
Net interest income after provision for loan and lease losses	540.3	546.9	481.8	402.6	386.0
Noninterest income(2)	337.2	519.4	369.8	233.1	357.8
Noninterest expense(3)	638.9	848.2	735.6	554.2	493.9
Income before income taxes	238.6	218.0	116.0	81.5	249.9
Provision for income taxes	90.5	81.3	42.0	28.8	61.0
Net income	$148.1	$136.7	$74.0	$52.7	$188.9
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	122,940	122,245	104,014	74,892	72,479
Diluted	125,358	123,949	105,951	77,506	74,589
Earnings from continuing operations per common share:
Basic	$1.12	$1.04	$0.61	$0.55	$2.00
Diluted	$1.10	$1.02	$0.60	$0.54	$1.94
Dividends declared per common share	$0.14	$0.10	$0.04	$—	$—
Tangible common equity per common share(4)	$12.51	$11.57	$10.30	$10.12	$10.65

	As of December 31,
(in millions)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$366.7	$847.8	$443.9	$295.0	$1,169.2
Investment securities	1,088.0	1,351.0	1,921.3	2,191.8	2,203.6
Loans held for sale	973.5	791.4	2,088.0	2,725.3	1,237.7
Loans and leases held for investment, net	17,699.4	13,189.0	12,423.0	6,441.5	6,005.6
Total assets	21,617.8	17,641.0	18,242.9	13,041.7	12,007.9
Deposits	15,508.7	13,261.3	13,142.4	10,265.8	9,683.1
Total liabilities	19,870.2	16,020.0	16,791.7	12,074.0	10,994.7
Total stockholders’ equity	1,747.6	1,621.0	1,451.2	967.7	1,013.2
_______

(1)
For the year ended December 31, 2014, provision for loan and lease losses includes a $1.2 million increase in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the year ended December 31, 2013, provision for loan and lease losses includes a $3.2 million increase related to restructuring cost and a $0.2 million decrease in non-accretable discount related to Bank of Florida ACI. For the year ended December 31, 2012, provision for loan and lease losses includes a $5.2 million increase in non-accretable discount related to Bank of Florida ACI and a $6.0 million impact of adoption of troubled debt restructuring (TDR) guidance and policy change. For the year ended December 31, 2011, provision for loan and lease losses includes a $4.9 million increase in non-accretable discount related to Bank of Florida ACI, a $1.9 million impact of change in ALLL methodology and a $10.0 million impact of adoption of TDR guidance and policy change. For the year ended December 31, 2010, provision for loan and lease losses includes a $6.2 million increase in non-accretable discount related to Bank of Florida ACI.

(2)
For the year ended December 31, 2014, noninterest income includes $8.0 million in recovery on MSR valuation allowance, a $2.6 million increase related to an adjustment to restructuring cost recorded in 2013 and a $0.7 million decrease related to OTTI losses on investment securities. For the year ended December 31, 2013, noninterest income includes $95.0 million in recovery on MSR valuation allowance, $15.4 million in gain on early extinguishment of FHLB advances, a $5.9 million decrease related to restructuring cost and a $3.3 million decrease related to OTTI losses on investment securities. For the year ended December 31, 2012, noninterest income includes a $63.5 million impairment charge related to MSR. For the year ended December 31, 2011, noninterest income includes a $4.7 million gain on repurchase of trust preferred securities including $0.3 million resulting from the unwind of the associated cash flow hedge and a $39.5 million impairment charge related to MSR. For the year ended December 31, 2010, noninterest income includes a $68.1 million non-recurring bargain purchase gain associated with the Tygris acquisition, a $19.9 million gain on sale of investment securities due to portfolio concentration repositioning and a $5.7 million gain on repurchase of trust preferred securities.

(3)
For the year ended December 31, 2014, noninterest expense includes $10.4 million in transaction expense and non-recurring regulatory related expense and $3.4 million in restructuring cost. For the year ended December 31, 2013, noninterest expense includes $78.2 million in non-recurring regulatory related expense and $22.1 million in restructuring cost. For the year ended December 31, 2012, noninterest expense includes $37.2 million in transaction expense and non-recurring regulatory related expense. For the year ended December 31, 2011, noninterest expense includes $27.1 million in transaction expense and non-recurring regulatory related expense and an $8.7 million decrease in fair value of the Tygris indemnification asset. For the year ended December 31,

2010, noninterest expense includes $9.7 million in transaction expense, a $10.3 million loss on early extinguishment of acquired debt and a $22.0 million decrease in fair value of the Tygris indemnification asset. The carrying value of the Tygris indemnification asset has been $0 since March 31, 2011.

(4)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. For more information on tangible equity and tangible common shareholders' equity, see Table 5 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Metrics".

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
We have a suite of asset origination and fee income businesses that individually generate attractive financial returns and collectively leverage our core deposit franchise and client base. We originate, invest in, sell and service residential mortgage loans, equipment loans and leases, and various other consumer and commercial loans, as market conditions warrant. Our organic origination activities are scalable, significant relative to our balance sheet size and provide us with substantial growth potential. Our origination, lending and servicing expertise positions us to acquire assets in the capital markets when risk-adjusted returns available through acquisition exceed those available through origination. Our rigorous analytical approach provides capital markets discipline to calibrate our levels of asset origination, retention and acquisition. These activities diversify our earnings, strengthen our balance sheet and provide us with flexibility to capitalize on market opportunities.
Our deposit franchise fosters strong relationships with a large number of financially sophisticated clients and provides us with a stable and flexible source of low all-in cost funding. We have a demonstrated ability to grow our client deposit base significantly with short lead time by adapting our product offerings and marketing activities rather than incurring the higher fixed operating costs inherent in more branch-intensive banking models. Our extensive offering of deposit products and services includes proprietary features that distinguish us from our competitors and enhance our value proposition to clients. Our products, distribution and marketing strategies allow us to generate substantial deposit growth while maintaining an attractive mix of high value transaction and savings accounts.
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
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. Beginning in 2007, turmoil in the financial sector resulted in a reduced level of confidence in financial markets among borrowers, lenders and depositors, as well as extreme volatility in the capital and credit markets. In response to these conditions, the Board of Governors of the FRB began decreasing short-term interest rates, with 11 consecutive decreases totaling 525 basis points between September 2007 and December 2008. To stimulate economic activity and stabilize the financial markets, the FRB maintained historically low market interest rates since 2009. Market conditions have improved during this period as the headline unemployment rate has declined to 5.6% at December 2014, and consumer confidence, GDP and average home prices have all risen. While economic conditions have improved domestically, under-employment and labor force participation remain a worry amidst the backdrop of low inflation in the United States and abroad. Moreover, growth in the global markets remains sluggish, inflation in most of the Euro-Zone is at or below zero and central banks around the world have moved toward or maintained an accommodative stance. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The resulting strength of the dollar coupled with falling oil prices has led to growing expectations that the Fed may delay raising short term interest rates. However, the FRB has maintained that they expect to move forward with a rate increase during 2015 as unemployment rates and growth have substantially improved.
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
Regulatory Changes
Our financial condition and the results of our operations are dependent upon the composition of our balance sheet and the assets which we originate, sell, and/or retain for investment. Proposed changes to the regulatory capital treatment of certain securities and asset classes could cause our management to reevaluate components of our capital structure as well as our exposure to certain assets. See “Item 1. Business-Supervision and Regulation-Recent Regulatory Developments-Dodd-Frank Act” under the headings “Annual Company-Run Stress Tests” and “Basel III and Basel III Capital Rules" for more information.
Performance Highlights
Fourth Quarter and Full Year 2014 Key Highlights

•
Generally Accepted Accounting Principles (GAAP) net income available to common shareholders was $35.5 million for the fourth quarter of 2014, compared to $41.0 million for the third quarter of 2014 and $15.9 million for the fourth quarter of 2013.

•
GAAP diluted earnings per share were $0.28, compared to $0.33 in the third quarter of 2014 and $0.13 in the fourth quarter of 2013. Excluding the impact of $2.1 million in non-recurring regulatory and other expenses, net of tax, fourth quarter net income available to common shareholders would have been $37.6 million, or $0.30 per diluted share[1].

•	For the full year 2014, GAAP net income available to common shareholders was $138.0 million compared to $126.6 million for 2013. GAAP diluted earnings per share were $1.10, compared to $1.02 in 2013.

•	Total retained originations of $1.7 billion in the quarter and $6.0 billion for the year.

•	Commercial originations of $842 million in the quarter and $2.6 billion for the year, an increase of 12% compared to the prior quarter and 32% year over year.

•	Loans held for investment of $17.8 billion at December 31, 2014, an increase of 7% compared to the prior quarter and 34% year over year.

•	Total assets of $21.6 billion at December 31, 2014, an increase of 5% compared to the prior quarter and 23% year over year.

•	Total deposits of $15.5 billion at December 31, 2014, an increase of 7% compared to the prior quarter and 17% year over year.

•	Return on average equity (ROE) was 9.0% for the quarter and 9.5% on an adjusted basis.

•	Tangible common equity per common share of $12.51 at December 31, 2014, an increase of 8% year over year.

•	Solid capital position with a common equity Tier 1 ratio of 11.6%, a bank Tier 1 leverage ratio of 8.2% and a bank total risk-based capital ratio of 13.4% at December 31, 2014.

•	Adjusted non-performing assets to total assets[1] improved to 0.46% at December 31, 2014. Annualized net charge-offs to total loans and leases held for investment remained low at 0.12% for the quarter.

 1 Reconciliations of Non-GAAP financial measures can be found in the "Key Metrics" section below and "Financial Statements and Supplementary Data - Quarterly Financial Data".
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

Key Metrics			Table 1
	As of and for the Year Ended December 31,
(dollars in millions, except per share amounts)	2014	2013	2012
Performance Metrics:
Yield on interest-earning assets	4.08%	4.39%	4.78%
Cost of interest-bearing liabilities	1.04%	1.19%	1.18%
Net interest margin	3.14%	3.34%	3.74%
Return on average assets	0.77%	0.75%	0.49%
Return on average risk-weighted assets(1)	1.19%	1.20%	0.86%
Return on average equity(2)	9.0%	9.1%	6.4%
Efficiency ratio(3)	71%	79%	83%
Loans and leases held for investment as a percentage of deposits	115%	100%	95%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	91%	86%	74%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets(4)	0.46%	0.65%	1.08%
Net charge-offs to average loans and leases held for investment	0.13%	0.21%	0.31%
Allowance for Loan and Lease Losses (ALLL) as a percentage of loans and leases held for investment	0.34%	0.48%	0.66%
Government insured pool buyouts as a percentage of loans and leases held for investment	20%	14%	22%
Capital:
Common equity tier 1 ratio (EFC consolidated, Basel I)(5)	11.6%	12.1%	10.8%
Tier 1 leverage ratio (bank level)(6)	8.2%	9.0%	8.0%
Total risk-based capital ratio (bank level)(6)	13.4%	14.3%	13.5%
Average equity to average assets	8.7%	8.5%	7.7%
Tangible common equity per common share(7)	$12.51	$11.57	$10.30
Dividend payout ratio (8)	12.50%	9.62%	6.56%
Consumer Banking Metrics:
Unpaid principal balance of loans originated	$8,413.1	$10,849.9	$9,644.6
Jumbo residential mortgage loans originated	4,287.2	3,391.0	1,399.0
Unpaid principal balance of loans sold	6,561.5	10,407.9	8,224.6
Unpaid principal balance of loans serviced for the Company and others	50,746.5	61,035.3	51,198.7
Consumer Banking loans as a percentage of loans and leases held for investment	57%	54%	55%
Consumer deposits	$12,554.7	$11,434.7	$11,602.6
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate	$1,288.8	$1,199.6	$927.6
Equipment financing receivables	1,316.7	774.7	685.1
Commercial Banking loans as a percentage of loans and leases held for investment	43%	46%	45%
Commercial deposits	$2,954.0	$1,826.7	$1,539.8

(1)
Return on average risk-weighted assets equals net income divided by average risk-weighted assets. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets. For detailed information regarding regulatory capital (EFC consolidated), see Table 2 .

(2)
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

(3)
The efficiency ratio represents noninterest expense as a percentage of total revenue. Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue.

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

(5)
The common equity tier 1 ratio (EFC consolidated, Basel I) is calculated as common tier 1 capital divided by risk-weighted assets. Common tier 1 capital is calculated as tier 1 capital less the Series A 6.75% Non-Cumulative Perpetual Preferred Stock. Under the regulatory guidelines for risk-based capital, on-

balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.
A reconciliation of EFC consolidated common tier 1 capital to EFC consolidated shareholders' equity which is the most comparable GAAP financial measure, is as follows:

Regulatory Capital (EFC consolidated)				Table 2
		December 31,
(dollars in thousands)		2014	2013	2012
(EFC consolidated)
Shareholders’ equity		$1,747,594	$1,621,013	$1,451,176
Less:	Preferred stock	(150,000)	(150,000)	(150,000)
	Goodwill and other intangibles	(49,589)	(51,072)	(54,780)
	Disallowed servicing asset	(32,054)	(20,469)	(32,378)
	Disallowed deferred tax asset	—	(63,749)	(67,296)
Add:	Accumulated losses (gains) on securities and cash flow hedges	65,597	52,615	86,784
Common tier 1 capital		$1,581,548	$1,388,338	$1,233,506
Risk-weighted assets		$13,665,981	$11,469,483	$11,369,460

(6)
The Tier 1 leverage ratio and the total risk-based capital ratio are regulatory financial measures that are used to assess the capital position of financial services companies and, as such, these ratios are presented at the bank level.

The Tier 1 leverage ratio is calculated as Tier 1 capital divided by adjusted total assets. The total risk-based capital ratio is calculated as total risk-based capital (total regulatory capital) divided by total risk-weighted assets.
Adjusted total assets is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level total assets. In calculating adjusted total assets, total assets are adjusted for goodwill, servicing assets and deferred tax assets disallowed from Tier 1 capital and other regulatory adjustments.
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
Tier 1 capital is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level shareholders' equity. Tier 1 capital includes common equity and certain qualifying preferred stock less goodwill, disallowed servicing assets, disallowed deferred tax assets and other regulatory adjustments.
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
A reconciliation of (1) Tier 1 capital to bank level shareholders' equity which is the most comparable GAAP financial measure, and (2) total risk-based capital (total regulatory capital) to bank level shareholders' equity which is the most comparable GAAP financial measure, is as follows:

Regulatory Capital (bank level)				Table 3
		December 31,
(dollars in thousands)		2014	2013	2012
(bank level)
Shareholders’ equity		$1,789,398	$1,662,164	$1,518,934
Less:	Goodwill and other intangibles	(49,589)	(51,072)	(54,780)
	Disallowed servicing asset	(32,054)	(20,469)	(32,378)
	Disallowed deferred tax asset	—	(63,749)	(67,296)
Add:	Accumulated losses (gains) on securities and cash flow hedges	64,002	50,608	83,477
Tier 1 capital		1,771,757	1,577,482	1,447,957
Add:	Allowance for loan and lease losses	60,846	63,690	82,102
Total regulatory capital		$1,832,603	$1,641,172	$1,530,059
Adjusted total assets		$21,592,849	$17,554,236	$18,141,856
Risk-weighted assets		13,658,685	11,467,411	11,339,415

(7)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. See Table 5 for a reconciliation of tangible common shareholders' equity to shareholders' equity.

(8)	Dividend payout ratio is calculated as dividends declared per common share divided by basic earnings per common share.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 4
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Net income	$148,082	$136,740	$74,042
Transaction expense and non-recurring regulatory related expense, net of tax	6,462	48,477	23,088
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	727	(95)	3,195
Adoption of Troubled Debt Restructuring (TDR) guidance and policy change, net of tax	—	—	3,709
MSR impairment (recovery), net of tax	(4,967)	(58,870)	39,375
Restructuring cost, net of tax	466	19,332	—
OTTI losses on investment securities (Volcker Rule), net of tax	425	2,045	—
Adjusted net income	$151,195	$147,629	$143,409
A reconciliation of (1) tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, (2) tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and (3) tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity and Tangible Assets			Table 5
	December 31,
(dollars in thousands)	2014	2013	2012
Shareholders’ equity	$1,747,594	$1,621,013	$1,451,176
Less:
Goodwill	46,859	46,859	46,859
Intangible assets	3,705	5,813	7,921
Tangible equity	1,697,030	1,568,341	1,396,396
Less:
Perpetual preferred stock	150,000	150,000	150,000
Tangible common equity	$1,547,030	$1,418,341	$1,246,396
Total assets	$21,617,788	$17,640,984	$18,242,878
Less:
Goodwill	46,859	46,859	46,859
Intangible assets	3,705	5,813	7,921
Tangible assets	$21,567,224	$17,588,312	$18,188,098

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)									Table 6
	Year Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$223,707	$567	0.25%	$681,672	$1,663	0.24%	$190,280	$485	0.25%
Investments	1,322,523	38,612	2.92%	1,638,135	55,072	3.36%	2,125,761	80,628	3.79%
Loans held for sale	1,292,692	46,460	3.59%	1,999,837	71,387	3.57%	2,562,084	119,793	4.68%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	5,521,700	190,573	3.45%	4,112,552	144,339	3.51%	4,141,003	162,266	3.92%
Government insured pool buyouts	2,983,943	130,435	4.37%	2,377,007	128,631	5.41%	1,467,827	71,656	4.88%
Residential mortgages	8,505,643	321,008	3.77%	6,489,559	272,970	4.21%	5,608,830	233,922	4.17%
Home equity lines	142,688	6,060	4.25%	165,580	7,989	4.82%	189,368	10,095	5.33%
Other consumer and credit card	5,219	686	13.13%	6,639	686	10.33%	8,116	252	3.10%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,287,423	185,488	5.64%	3,351,596	205,137	6.12%	1,694,448	102,803	6.07%
Mortgage warehouse finance	1,012,933	29,582	2.92%	960,573	30,709	3.20%	461,075	16,140	3.50%
Lender finance	644,812	23,717	3.68%	444,612	17,106	3.85%	215,149	6,931	3.22%
Commercial and commercial real estate	4,945,168	238,787	4.83%	4,756,781	252,952	5.32%	2,370,672	125,874	5.31%
Equipment financing receivables	1,530,242	81,587	5.33%	997,032	72,978	7.32%	665,391	84,507	12.70%
Total loans and leases held for investment	15,128,960	648,128	4.28%	12,415,591	607,575	4.89%	8,842,377	454,650	5.14%
Total interest-earning assets	17,967,882	$733,767	4.08%	16,735,235	$735,697	4.39%	13,720,502	$655,556	4.78%
Noninterest-earning assets	1,324,122			1,395,821			1,463,969
Total assets	$19,292,004			$18,131,056			$15,184,471
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,007,036	$18,737	0.62%	$2,970,596	$20,906	0.70%	$2,267,069	$17,055	0.75%
Market-based money market accounts	405,627	2,474	0.61%	420,919	2,906	0.69%	437,328	3,315	0.76%
Savings and money market accounts, excluding market-based	5,068,096	31,667	0.62%	5,019,352	35,058	0.70%	4,056,511	31,202	0.77%
Market-based time	554,151	4,280	0.77%	661,640	5,243	0.79%	833,707	7,850	0.94%
Time, excluding market-based	3,820,902	44,754	1.17%	3,298,679	37,639	1.14%	2,315,432	29,363	1.27%
Total deposits	12,855,812	101,912	0.79%	12,371,186	101,752	0.82%	9,910,047	88,785	0.90%
Borrowings:
Trust preferred securities	103,750	6,598	6.36%	103,750	6,584	6.35%	103,750	6,006	5.79%
FHLB advances	3,259,601	60,450	1.85%	2,346,107	68,214	2.91%	1,903,154	44,879	2.36%
Repurchase agreements	—	—	0.00%	13,957	222	1.59%	125,754	2,092	1.66%
Other	23,935	—	0.00%	1,516	—	0.00%	10	—	0.00%
Total borrowings	3,387,286	67,048	1.98%	2,465,330	75,020	3.04%	2,132,668	52,977	2.48%
Total interest-bearing liabilities	16,243,098	$168,960	1.04%	14,836,516	$176,772	1.19%	12,042,715	$141,762	1.18%
Noninterest-bearing demand deposits	1,139,766			1,413,108			1,500,925
Other noninterest-bearing liabilities	230,313			341,232			476,394
Total liabilities	17,613,177			16,590,856			14,020,034
Total shareholders’ equity	1,678,827			1,540,200			1,164,437
Total liabilities and shareholders’ equity	$19,292,004			$18,131,056			$15,184,471
Net interest income/spread		$564,807	3.04%		$558,925	3.20%		$513,794	3.60%
Net interest margin			3.14%			3.34%			3.74%
Memo: Total deposits including noninterest-bearing	$13,995,578	$101,912	0.73%	$13,784,294	$101,752	0.74%	$11,410,972	$88,785	0.78%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 7
	Year Ended December 31,
	2014 Compared to 2013 Increase (Decrease) Due to			2013 Compared to 2012 Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(1,117)	$21	$(1,096)	$1,228	$(50)	$1,178
Investments	(10,610)	(5,850)	(16,460)	(19,110)	(6,446)	(25,556)
Loans held for sale	(25,242)	315	(24,927)	(26,313)	(22,093)	(48,406)
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	49,457	(3,223)	46,234	(1,115)	(16,812)	(17,927)
Government insured pool buyouts	32,844	(31,040)	1,804	44,368	12,607	56,975
Residential mortgages	82,301	(34,263)	48,038	43,253	(4,205)	39,048
Home equity lines	(1,105)	(824)	(1,929)	(1,268)	(838)	(2,106)
Other consumer and credit card	(147)	147	—	(46)	480	434
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	(3,928)	(15,721)	(19,649)	100,589	1,745	102,334
Mortgage warehouse finance	1,674	(2,801)	(1,127)	17,482	(2,913)	14,569
Lender finance	7,702	(1,091)	6,611	7,389	2,786	10,175
Commercial and commercial real estate	5,448	(19,613)	(14,165)	125,460	1,618	127,078
Equipment financing receivables	39,028	(30,419)	8,609	42,118	(53,647)	(11,529)
Total loans and leases held for investment	125,525	(84,972)	40,553	209,517	(56,592)	152,925
Total change in interest income	88,556	(90,486)	(1,930)	165,322	(85,181)	80,141
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$256	$(2,425)	$(2,169)	$5,276	$(1,425)	$3,851
Market-based money market accounts	(106)	(326)	(432)	(125)	(284)	(409)
Savings and money market accounts, excluding market-based	340	(3,731)	(3,391)	7,414	(3,558)	3,856
Market-based time	(852)	(111)	(963)	(1,617)	(990)	(2,607)
Time, excluding market-based	5,959	1,156	7,115	12,487	(4,211)	8,276
Total deposits	5,597	(5,437)	160	23,435	(10,468)	12,967
Other borrowings:
Trust preferred securities	—	14	14	—	578	578
FHLB advances	26,560	(34,324)	(7,764)	10,454	12,881	23,335
Repurchase agreements	(222)	—	(222)	(1,856)	(14)	(1,870)
Total borrowings	26,338	(34,310)	(7,972)	8,598	13,445	22,043
Total change in interest expense	31,935	(39,747)	(7,812)	32,033	2,977	35,010
Total change in net interest income	$56,621	$(50,739)	$5,882	$133,289	$(88,158)	$45,131

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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net interest income increased by $5.9 million, or 1%, in 2014 compared to 2013 due to a decrease in interest expense of $7.8 million partially offset by a decrease in interest income of $1.9 million. Our net interest margin decreased by 20 basis points in 2014 from 2013, which was led by a decrease in yields on our interest-earning assets due to tighter spreads resulting from a contraction in refinance volume and price competition for new volumes partially offset by a decrease in yields on interest-bearing liabilities, which was affected by a relatively low interest rate environment.
Yields on our earning assets decreased by 31 basis points in 2014 compared to 2013, primarily due to a decrease in yields on our investments and loans and leases held for investment partially offset by an increase in loans held for sale.

Our investments yield decreased by 44 basis points in 2014 compared to 2013 due to the paydowns and sales of higher yielding investment securities during 2014 with a weighted average rate of 3.17% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.64%. The lower yields on these securities is consistent with the tightening of spreads as well as the continued low interest rates prevalent in the market.
The yields on our loans held for investment portfolio decreased 61 basis points in 2014 compared to 2013, which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 44 basis points in 2014 compared to 2013 due to continued production and acquisition of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment and during periods of market dislocation. In addition, the acquisition of several government insured pool buyout portfolios at current market rates drove yields lower in the residential portfolio. The yield on our commercial and commercial real estate portfolio decreased 49 basis points due to production and acquisition of current market rate commercial assets coupled with paydowns of higher yielding assets, lower prepayment fees as well as the sale of certain non-performing assets in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with certain acquired credit impaired assets that were acquired during a period of market dislocation, however we saw declines in noninterest expense due to the reduction of non-performing assets including salaries and commissions related to management of those NPAs as well as a reduction in our FDIC deposit insurance assessment fees related to those assets. Yields on our equipment financing receivables decreased 199 basis points in 2014 compared to 2013 primarily due to continued production of loans and leases at current market interest rates coupled with a decline in the loans and leases acquired in the 2010 acquisition of our leasing business which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale increased 2 basis points in 2014 compared to 2013 primarily due to the increase in the current market mortgage rates. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
Yields on our interest-bearing liabilities decreased 15 basis points in 2014 compared to 2013, which was led by a decrease in the rates paid on deposits as well as the relative make-up of our other borrowings balance during 2014 compared to 2013. The rates paid on our deposits decreased 3 basis points in 2014 compared to 2013 due to the reduction of interest rates paid on our demand, savings and money market accounts partially offset by an increase in rates paid on our time based deposits. The rates paid on other borrowings decreased 106 basis points in 2014 compared to 2013 due to the make-up of our FHLB borrowings, which saw an increase in short term borrowings which are being used to fund loan acquisitions during the year as we increase our retail deposit gathering initiatives to help fund the balance sheet growth experienced in 2014.
Average balances of our interest-earning assets increased by $1.2 billion, or 7%, in 2014 compared to 2013, primarily due to a $2.7 billion increase in loans and leases held for investment partially offset by a $707.1 million decrease in our loans held for sale, a $458.0 million decrease in cash and cash equivalents and a $315.6 million decrease in our investments portfolio.
The year over year increase in the average balance of loans held for investment was due primarily to our residential mortgages and equipment financing portfolios. The increase in the average balance of our residential mortgages portfolio is primarily due to the continued origination of our preferred jumbo ARM product for investment as well as several third party acquisitions of government insured pool buyouts. In addition, our equipment finance portfolio saw continued strong origination volumes in 2014. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The decrease in the average balance of our agency loans held for sale is primarily a result of slower refinance origination activity which can be seen throughout the industry. In addition, we continue to focus on balance sheet growth and have retained a majority of our preferred ARM originations into loans held for investment which had an effect on the average balance of loans held for sale in 2014 compared to 2013. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio is driven primarily by continued principal paydowns as well as the sale of certain investment securities during 2014. The decrease in the average balance of our cash and cash equivalents balance in 2014 compared to 2013 is due to the increase in our loans held for investment balance, including the purchase of third party GNMA pool buyout loans and strong retained organic loan growth. This was partially offset by an increase in our FHLB advances and deposits as well as a reduction in our loans held for sale balances.
Average balances in our interest-bearing liabilities increased by $1.4 billion, or 9%, in 2014, compared to 2013, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $0.5 billion, or 4%, in 2014, compared to 2013, primarily due to growth in time (excluding market-based) deposits as a result of increased marketing efforts during 2014 to grow our CD products. Average balances in our FHLB advances increased by $913.5 million in 2014, compared to 2013, to help fund balance sheet growth over the past year.
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
Our equipment financing receivables portfolio led the decrease in loan and leases held for investment yields as a result of a decrease in excess accretion as well as continued organic production of equipment financing receivables at market interest rates. We define excess accretion as above market yields as a result of the market dislocation in 2008 and 2009. We recognized excess accretion of $17.2 million, a decrease of $23.6 million, in 2013, compared to 2012. Excess accretion is currently limited to our acquired Tygris loan and leases which included a significant liquidity discount at acquisition. This decrease was partially offset by an increase in our yields on the commercial and commercial real estate portfolio due to the acquisition of BPL on October 1, 2012.
The decrease in yields on our loans held for sale is primarily due to the transfer of $1.9 billion of mortgage pool buyouts with attractive yields from loans held for sale to loans held for investment during the third quarter of 2012 offset by organic production of mortgages at market interest rates that we intend to sell in the secondary market.
Yields on our interest-bearing liabilities remained consistent with 2012 due to an increase in rates on our FHLB advances offset by a decrease in rates on our deposits. The rates on our FHLB advances increased 55 basis points during 2013 compared to 2012 as a result of the maturity of lower rate, shorter term advances replaced by newer, longer term advances at higher interest rates. This increase is offset by a reduction of 3 basis points on our deposits from 2012 due to the reduction of bonus rates offered on deposits to new depositors in 2013.
Average balances of our interest-earning assets increased by $3.0 billion, or 22%, in 2013 compared to 2012, primarily due to a $3.6 billion increase in loans and leases held for investment. This increase was partially offset by a $492.6 million decrease in our investment securities portfolio due to paydowns and amortization received on securities.
The year over year increase in the average balance of loans held for investment was due primarily to our commercial and commercial real estate and residential mortgage portfolios. Our fourth quarter 2012 acquisition of BPL contributed to the growth in our commercial and commercial real estate portfolio with a $1.6 billion increase in our average balance in 2013. Our warehouse finance acquisition, which closed in the second quarter of 2012, contributed $499.5 million to the increase in our average balance in 2013.
The increase in the average balance of our residential mortgage portfolio is primarily due several third party acquisitions of government insured pool buyouts. As such, we transferred $810.9 million from loans held for sale to loans held for investment and all new originations are being classified as loans held for investment as a result of our intent to hold these loans for the foreseeable future. The preferred ARM loans were transferred to our portfolio as the credit profile and duration of these loans offer attractive risk adjusted returns.
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
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
We recorded a provision for loan and lease losses of $24.5 million in 2014, which is an increase of $12.5 million, or 104%, from $12.0 million in 2013. Provision expense increased due to the continued growth in our loans held for investment balances due to acquisition and origination of loans held for investment. Net charge-offs were $19.7 million in 2014, which is a decrease of $6.7 million, or 25%, from $26.4 million in 2013. The net charge-off ratio was 0.13% in 2014 compared to 0.21% in 2013.
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
For further discussion of changes in our allowance for loan and lease losses, see the “Loan and Lease Quality” section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.

Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income			Table 8
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Loan servicing fee income	$158,463	$188,759	$175,264
Amortization of MSR	(79,234)	(126,803)	(137,433)
Recovery (impairment) of MSR	8,012	94,951	(63,508)
Net loan servicing income (loss)	87,241	156,907	(25,677)
Gain on sale of loans	163,644	242,412	289,532
Loan production revenue	20,952	35,986	44,658
Deposit fee income	14,783	19,084	21,450
Other lease income	16,997	24,681	33,158
Other	33,622	40,321	6,651
Total Noninterest Income	$337,239	$519,391	$369,772
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Noninterest income decreased by $182.2 million, or 35%, in 2014, compared to 2013. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, loan production revenue, other lease income and other noninterest income.
Net loan servicing income decreased by $69.7 million, or 44%, in 2014 compared to 2013. The decrease was primarily due to a $86.9 million decrease in recoveries recognized on the MSR valuation allowance in 2014 compared to 2013. The recoveries of previous valuation allowances are a result of continued decreases in expected prepayment rates during the period. In addition, servicing fees decreased by $30.3 million, or 16%, in 2014 primarily due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014. These decreases were partially offset by a decrease in amortization of $47.6 million due to the GTS sale and lower projected prepayment speeds as a result of increases in mortgage interest rates when compared to 2013, which led to lower refinancing activity along with a decreased impact of government-sponsored refinancing programs, which were elevated in early 2013.
Gain on sale of loans decreased by $78.8 million, or 32%, in 2014 compared to 2013 primarily driven by lower agency mortgage lending volume, including high margin lending under government sponsored programs such as HARP and increased originations of our preferred ARM products. Total origination volume in 2014 was $8.4 billion compared to $10.8 billion in 2013, however, agency mortgage lending volume decreased by $3.4 billion, or 45%, to $4.1 billion in 2014 compared to 2013. The decrease in agency mortgage lending volume and the increased pricing competition is consistent with the decline in the overall mortgage origination market. Refinance activity in the market continues to decline as the incentive for refinance activity has fallen as interest rates have risen coupled with fewer borrowers that have a price incentive to refinance under government sponsored programs such as HARP. Our refinance volume was $3.8 billion in 2014 compared to $7.3 billion in 2013. Of the $8.4 billion originated in 2014, $4.6 billion was from purchase money business compared to $3.6 billion in 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. We originated $3.4 billion of our preferred ARM product in 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect on our net interest income and earnings in the future. The decrease in the gain on sale of loans related to the decrease in our loan originations and pricing competition was partially offset by gain on sale related to the sale of $811.3 million of re-performing government insured pool buyouts in 2014 with gains of $51.8 million compared to $631.1 million in 2013 with gains of $41.6 million. In addition, the Company sold $343 million of certain interest only loans as well as the sale of $79 million of residential non-performing loans, including TDRs, in the second quarter of 2014. These loans were selected for sale due to the higher FDIC assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. During the third quarter of 2014, we sold $544.6 million of preferred ARM loans with gains of $3.5 million. The table below details the UPB of our mortgage loans sold during the period and the related gain on sale recognized.
Loan production revenue decreased by $15.0 million, or 42%, in 2014 compared to 2013 due to the aforementioned decreases in agency origination volume. Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan, which also contributed to the reduction.
Other lease income decreased by $7.7 million, or 31%, in 2014 compared to 2013 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $6.7 million, or 17%, in 2014 compared to 2013 primarily due to a $15.4 million gain recognized on the early extinguishment of FHLB advances during 2013, $4.0 million in income in the first quarter of 2013 related to the recovery of losses experienced on loans and servicing rights previously acquired and a decrease of $2.7 million in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition. These decreases were partially offset by $5.9 million of estimated losses recorded in 2013 and a $2.0 million gain on sale of MSR recorded in 2014 related to the GTS sale, $4.3 million of income due to releases of holdbacks related to MSR purchases, $2.4 million related to impairment write-offs of HTM securities in 2013 and an increase of $1.4 million of gains related to the sales of AFS securities.
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
Gain on sale of loans decreased by $47.1 million, or 16%, in 2013 compared to 2012 primarily driven by a decrease in our gain on sale margin which was impacted by the volatility in interest rates as well as spread widening in products such as HARP 2.0 specified pools and the non-agency market. Refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period. This decrease was partially offset by increased lending volumes primarily driven by low interest rates for most of the period. Mortgage lending volume increased by $1.2 billion, or 12%, to $10.9 billion in 2013 compared to 2012. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products which outweighed the decreased lending volume as a result of our exit from the wholesale broker business. However due to interest rate movements in the latter half of 2013, mortgage volumes decreased from a high of $3.3 billion in the second quarter of 2013 to $2.0 billion in the fourth quarter of 2013.
Other noninterest income increased by $33.7 million in 2013, compared to 2012 primarily due to $15.8 million prepayment penalty income related to acquired servicing rights related to the business lending trusts (BLTs) as well as $15.4 million gain recognized on the early extinguishment of FHLB advances during 2013. In addition, we recognized a $4.2 million gain on the sale of our available for sale investment securities as well as a $4.0 million gain related to the settlement of repurchase litigation in 2013. These increases were offset by a loss of $5.9 million related to the pending sale of our default servicing platform.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense			Table 9
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Salaries, commissions and other employee benefits expense	$370,470	$441,736	$331,756
Equipment expense	69,332	85,920	70,856
Occupancy expense	30,647	35,087	25,581
General and administrative expense:
Legal and professional fees, excluding consent order expense	31,555	30,782	45,655
Foreclosure and other real estate owned (OREO)	25,534	34,051	54,385
Other credit-related expenses	2,189	15,792	29,490
FDIC premium assessment and other agency fees	19,465	34,857	39,183
Advertising and marketing expense	21,437	29,201	36,016
Subservicing expense	9,871	—	—
Consent order expense	4,597	72,339	24,657
Other	53,845	68,473	77,991
Total general and administrative expense	168,493	285,495	307,377
Total Noninterest Expense	$638,942	$848,238	$735,570
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Noninterest expense decreased by $209.3 million, or 25%, in 2014, compared to 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expenses.
Salaries, commissions and employee benefits decreased by $71.3 million, or 16%, in 2014, compared to 2013 primarily due to lower headcount in our Consumer Banking business as a result of the restructuring and repositioning activities we have executed over the last several quarters. In addition, lower production volumes related to slowed refinance activity continue to drive the decline in commissions expense. Consumer Banking salaries, commissions and employee benefits decreased by $63.3 million, or 23%, in 2014, which included a reduction of headcount associated with the transfer of the default servicing platform in May 2014 as well as a decrease in production partially offset by an increase in salaries expense in 2013 due to additional headcount as a result of the servicing rights purchased on April 1, 2013. Headcount was down 33% and 8% in our Consumer Banking and Commercial Banking reporting segments, respectively, as of December 31, 2014 compared to 2013.
Occupancy and equipment expense decreased by $21.0 million, or 17%, in 2014, compared to 2013. The decrease was primarily due to a $9.6 million decrease in costs associated with the expansion of our retail lending channels as well as $8.8 million in fixed asset write-downs and lease termination costs related to the sale of our default servicing platform and exit from wholesale lending recorded in 2013.

Additionally, decreased expenses were due to lower ongoing costs as a result of the sale of our default servicing platform.
General and administrative expense decreased by $117.0 million, or 41%, in 2014, compared to 2013 primarily due to foreclosure and OREO expenses, other credit-related expenses, FDIC premium assessment and other agency fees, advertising and marketing expense, consent order expenses and other general and administrative expenses, which were partially offset by an increase in subservicing expense.
Foreclosure and OREO expense decreased by $8.5 million, or 25%, in 2014, compared to 2013 primarily due to a decrease in foreclosure-related expenses. Foreclosure expenses decreased by $6.5 million in 2014, compared to 2013 due to a reduction in the amount of unrecoverable advance losses related to our government-insured loans. OREO expense decreased by $2.0 million in 2014, due to continued stabilizing property values and declining losses incurred on OREO properties as a result.
Other credit-related expenses decreased by $13.6 million, or 86%, in 2014, compared to 2013 primarily due to a decline in repurchase reserve expenses related to our serviced loans partially offset by an increase in repurchase reserve expenses related to our originated loans. We describe our reserves for loans subject to representations and warranties in Note 25 in our consolidated financial statements and in the "Loans Subject to Representations and Warranties" section of this Annual Report on Form 10-K.
FDIC premium assessment and other agency fees decreased by $15.4 million, or 44%, in 2014 compared to 2013 primarily due to the balance sheet repositioning activities that occurred during the third quarter of 2013 including the sale of non-agency securities with high interest only concentration and the sale of $343 million of certain interest only loans as well as the sale of $79 million of residential non-performing loans, including TDR's.
Advertising and marketing expense decreased by $7.8 million, or 27%, in 2014 compared to 2013. This decrease was due to a reduction in overall marketing expenses related to deposit gathering initiatives and sponsorships as we began to see the benefits of the balance sheet and business repositioning activities we executed in the first half of 2014.
Consent order expenses decreased by $67.7 million, or 94%, in 2014 compared to 2013 due to decreases in professional fees associated with the review and estimated remediation payments that resulted from the settlement of the consent order with the Office of the Controller of the Currency (OCC) in 2013.
Other general and administrative expense decreased by $14.6 million, or 21%, in 2014 compared to 2013 primarily due to a decrease in loan origination expense as a result of lower production volumes as well as a decrease in interest losses on serviced loans that are paid in full, which was related to declines in both our refinance activity and our servicing portfolio as a result of the GTS sale.
Subservicing expense increased by $9.9 million in 2014 compared to 2013. This increase is related to the execution of a subservicing agreement with GTS for our government insured loan portfolio in connection with the transfer of our default servicing platform to GTS in May 2014.
Exit and Restructuring Costs
During the year ended December 31, 2014, all related severance and lease termination costs accrued as of December 31, 2013 for our exit and restructuring activities were paid out. No further payouts or additional costs are expected to be incurred related to these exit and restructuring activities.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Noninterest expense increased by $112.7 million, or 15%, in 2013, compared to 2012. The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, occupancy and equipment expense partially offset by a decrease in general and administrative expenses.
Salaries, commissions and employee benefits increased by $110.0 million, or 33%, in 2013, compared to 2012 primarily due to growth in our Consumer Banking segment. Consumer Banking salaries, commissions and employee benefits increased by $74.8 million in 2013, which included an increase in variable commissions of $21.8 million. Consumer Banking headcount growth was 14% as of December 31, 2013 compared to December 31, 2012. Salary and headcount increases were driven by increased mortgage lending and the expansion of our retail and consumer direct production channels. Additional growth was also due to headcount increases in our Commercial Banking and Corporate Services segments due to the acquisitions of warehouse finance and BPL in 2012, legal and regulatory compliance, as well as general operations growth in late 2012 and early 2013. This growth was partially offset by headcount reductions in late 2013 as a result of lower production volumes related to lower refinance activity and our exit from the wholesale broker mortgage business as well as company-wide staffing optimization initiatives.
Occupancy and equipment expense increased by $24.6 million, or 25%, in 2013, compared to 2012. The increase was primarily due to a $9.6 million increase in costs associated with the expansion of our retail lending channels as well as $8.8 million in fixed asset write-downs and lease termination costs related to the sale of our default servicing platform and exit from wholesale lending. Additionally, increased expenses were due to our warehouse finance and BPL acquisitions and overall expansion and growth of the business.
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

Consent order expenses increased by $47.7 million, or 193%, in 2013, compared to 2012 due to increases in professional fees associated with the review and estimated remediation payments as a result of the settlement of the consent orders with the OCC.
Exit and Restructuring Costs
During the year ended December 31, 2013, we initiated an exit plan to discontinue our wholesale broker lending operations and focus on growth opportunities within our retail, direct and correspondent lending businesses. In conjunction with this decision, we initiated a company-wide staffing optimization initiative to ensure that our operating structure positions us to capitalize on these opportunities. In addition to these restructuring initiatives, we also entered into agreements to sell and discontinue our default servicing operations and the rights to service and subservice loans with Green Tree Servicing LLC.
During the year ended December 31, 2013, we recognized severance costs totaling $8.2 million. Of these amounts, $3.0 million related to the sale of the Company's default service platform with the remaining $5.2 million related to staffing optimization and the exit of the wholesale. As of December 31, 2013, the Company has made payments totaling $3.6 million relating to these activities. The $8.2 million of expense was recognized in the Consumer Banking, Commercial Banking, and Corporate Services segments totaling $6.1 million, $1.5 million and $0.6 million, respectively.
During the year ended December 31, 2013, we recognized lease termination costs totaling $4.1 million and made payments totaling $0.3 million. The $4.1 million of lease termination costs was recognized in the Consumer Banking segment.
During the year ended December 31, 2013, we recognized fixed asset impairment and other related costs totaling $4.7 million. Of these amounts, $4.3 million related to the sale of the Company's default service platform with the remaining $0.5 million related to staffing optimization and the exit of the wholesale business. All impairment expense was recognized in the Consumer Banking segment.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates			Table 10
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Provision for income taxes	$90,489	$81,300	$41,955
Effective tax rates	37.9%	37.3%	36.2%
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
For the years ended December 31, 2014 and 2013, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. Provision for income taxes increased by $9.2 million, or 11%, to $90.5 million in 2014 from $81.3 million in 2013, primarily due to an increase in pre-tax income.
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
Segment Results
We evaluate our overall financial performance through three reportable business segments: Consumer Banking, Commercial Banking and Corporate Services. To generate financial information by reportable business segment, we use an internal profitability reporting system which is based on a series of management estimates and allocations. We continually review and refine many of these estimates and allocations, many of which are subjective in nature. Any changes we make to estimates and allocations that may affect the reported results of any reportable business segment do not affect our consolidated financial position or consolidated results of operations.
We use funds transfer pricing in the calculation of the respective reportable business segment’s net interest income to measure the value of funds used in and provided by a reportable business segment. The difference between the interest income on earning assets and the interest expense on funding liabilities and the corresponding funds transfer pricing charge for interest income or credit for interest expense results in net interest income. We allocate risk-adjusted capital to our segments based upon the credit, liquidity, operating and interest rate risk inherent in the segment’s asset and liability composition and operations. These capital allocations are determined based upon formulas that incorporate regulatory, GAAP and economic capital frameworks including risk-weighting assets, allocating noninterest expense and incorporating economic liquidity premiums for assets deemed by management to lower liquidity profiles.

The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segment Earnings and Segment Assets			Table 11
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Segment Earnings
Consumer Banking	$168,553	$145,262	$138,281
Commercial Banking	177,321	172,496	78,924
Corporate Services	(107,303)	(99,718)	(101,208)
Segment earnings	$238,571	$218,040	$115,997
Segment Assets
Consumer Banking	$13,825,052	$11,321,747	$12,274,855
Commercial Banking	7,892,974	6,331,646	5,972,260
Corporate Services	215,095	236,313	166,146
Eliminations	(315,333)	(248,722)	(170,383)
Total assets	$21,617,788	$17,640,984	$18,242,878
The following tables summarize segment income for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information				Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2014
Net interest income	$319,807	$251,357	$(6,357)	$564,807
Provision for loan and lease losses	12,755	11,778	—	24,533
Net interest income after provision for loan and lease losses	307,052	239,579	(6,357)	540,274
Total noninterest income	295,449	41,349	441	337,239
Total noninterest expense	433,948	103,607	101,387	638,942
Income (loss) before provision for income taxes	$168,553	$177,321	$(107,303)	$238,571

Business Segments Selected Financial Information				Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2013
Net interest income	$301,544	$263,682	$(6,301)	$558,925
Provision for loan and lease losses	5,546	6,492	—	12,038
Net interest income after provision for loan and lease losses	295,998	257,190	(6,301)	546,887
Total noninterest income	468,238	50,451	702	519,391
Total noninterest expense	618,974	135,145	94,119	848,238
Income (loss) before provision of income taxes	$145,262	$172,496	$(99,718)	$218,040

Business Segments Selected Financial Information				Table 12C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2012
Net interest income	$340,729	$178,812	$(5,747)	$513,794
Provision for loan and lease losses	14,998	17,001	—	31,999
Net interest income after provision for loan and lease losses	325,731	161,811	(5,747)	481,795
Total noninterest income	321,640	47,960	172	369,772
Total noninterest expense	509,090	130,847	95,633	735,570
Income (loss) before provision for income taxes	$138,281	$78,924	$(101,208)	$115,997

Consumer Banking

Consumer Banking			Table 13
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Net Interest Income	$319,807	$301,544	$340,729
Provision for loan and lease losses	12,755	5,546	14,998
Net interest income after provision for loan and lease losses	307,052	295,998	325,731
Noninterest income:
Net loan servicing income (loss)	86,105	156,571	(27,020)
Gain on sale of loans	161,928	242,105	290,027
Loan production revenue	17,734	33,856	34,644
Deposit fee income	14,697	18,998	21,352
Other	14,985	16,708	2,637
Total noninterest income	295,449	468,238	321,640
Noninterest Expense
Salaries, commissions, and other employee benefits	212,618	275,879	201,036
Equipment and occupancy expense	52,524	67,181	42,753
General and administrative expense	168,806	275,914	265,301
Total noninterest expense	433,948	618,974	509,090
Segment earnings	$168,553	$145,262	$138,281
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Consumer Banking segment earnings increased by $23.3 million, or 16%, in 2014 compared to 2013, primarily due to a decrease in noninterest expense and an increase in net interest income partially offset by a decrease in noninterest income.
Net interest income increased by $18.3 million, or 6%, in 2014 compared to 2013 due to an increase in interest income of $9.5 million, or 2%, in 2014 and a decrease in interest expense of $8.7 million, or 5%, in 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $172.8 million, or 37%, in 2014 compared to 2013. The decrease was driven by a decrease in gain on sale of loans of $80.2 million coupled by a decrease in net loan servicing income and loan production revenue of $70.5 million and $16.1 million, respectively, in 2014 compared to 2013. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $185.0 million, or 30%, in 2014 compared to 2013. The decrease in 2014 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expenses.
Salaries, commissions, and employee benefits decreased $63.3 million, or 23%, in 2014 compared to 2013. The decrease was primarily due to a decrease in headcount of 33% at December 31, 2014 compared to 2013, in addition to decreases in mortgage lending volumes. We incurred $6.0 million related to severance as a result of staffing optimization initiatives in the second half of 2013, which also contributed to the decrease in 2014. In addition, origination volume of preferred ARMs increased by $1.6 billion, or 86%, in 2014 compared to 2013 resulting in the deferral of additional salaries expense.
Equipment and occupancy expense decreased by $14.7 million, or 22% in 2014 compared to 2013, due to $9.6 million related to the expansion of our retail channel in 2013, $3.9 million in fixed asset write-downs recorded in 2013 related to the sale of our default servicing platform and $4.1 million in lease termination costs recorded in 2013.
General and administrative expenses decreased by $107.1 million, or 39%, in 2014 compared to 2013 primarily due to decreases in consent order expenses, advertising and marketing expenses, FDIC premium assessment and other agency fees, foreclosure and OREO expense and other credit-related expenses. Consent order expenses decreased by $64.5 million in 2014 compared to 2013, as a result of the settlement of our consent order in 2013, which required significant third party costs during 2013. Advertising and marketing expenses decreased $24.6 million in 2014 compared to 2013 primarily due to slowed deposit gathering initiatives resulting from repositioning of our asset balances and change in our funding strategy. FDIC assessment and other agency fees attributed to the segment decreased by $10.5 million in 2014 compared to 2013 due to a lower concentration of so called "higher risk" asset classes due to our asset repositioning activities over the last year, as well as a favorable adjustment to our previously paid FDIC fees in the first quarter of 2014. Foreclosure and OREO expenses and other credit-related expenses decreased by $7.5 million in 2014 compared to 2013 primarily due to a net decrease in repurchase reserve expenses and a reduction in losses on nonrecoverable advances associated with our government insured loans. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Consumer Banking segment earnings increased by $7.0 million, or 5%, in 2013 compared to 2012, primarily due to an increase in noninterest income partially offset by a decrease in net interest income and an increase in noninterest expense.
Net interest income decreased by $39.2 million, or 12%, in 2013 compared to 2012 primarily due to an increase in interest expense. Interest expense increased primarily due to growth in FHLB advances and deposits throughout 2012 to fund a portion of our asset growth and to take advantage of historically low fixed borrowing rates. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 7.

Provision for loan and lease losses decreased by $9.5 million, or 63%, in 2013 compared to 2012 primarily due to the improving credit performance in our residential portfolio. For a detailed explanation of changes in our allowance for loan and lease losses, please refer to "Loan and Lease Quality."
Noninterest income increased by $146.6 million, or 46%, in 2013 compared to 2012. The increase was driven by an increase in net loan servicing income and other noninterest income, partially offset by a decrease in gain on sale of loans. Net loan servicing income increased by $183.6 million in 2013 compared to 2012 primarily due to a decrease in amortization and impairment of MSR. Recovery (impairment) of MSR decreased by $158.5 million in 2013 due to a net impairment charge of $63.5 million in 2012 compared to recoveries of the valuation allowance of $95.0 million in 2013. Impairment in 2012 was due to a combination of a declining rate environment that resulted in higher prepayment speeds including the impact of HARP 2.0. In 2013, expected prepayment speeds decreased due to increased interest rates and a decline in refinance activity due to market penetration of eligible borrowers. Amortization expense decreased by $14.9 million, or 11%, in 2013 due to lower prepayment levels as a result of slowed refinancing demand and government sponsored refinancing programs, such as HARP, which were elevated earlier in 2013 and during 2012.
Other noninterest income increased by $14.1 million in 2013 compared to 2012 primarily due to a $15.4 million gain recognized on the early extinguishment of FHLB advances during 2013.
Gain on sale of loans decreased $47.9 million, or 17%, in 2013 compared to 2012. The decrease was primarily driven by a decrease in our gain on sale margin which was impacted by the volatility in interest rates as well as spread widening in products such as HARP 2.0 specified pools and the non-agency market. Refinancing demand was most notably due to the HARP 2.0 and the low mortgage interest rate environment throughout the period. This decrease was partially offset by increased lending volumes primarily driven by low interest rates for most of the period. Mortgage lending volume increased by $1.2 billion, or 12%, to $10.8 billion in 2013, compared to 2012. Lending volume also benefited from the continued expansion of our retail lending channel and increased lending of some of our preferred products which outweighed the decreased lending volume as a result of our exit from the wholesale broker business. However due to interest rate movements in the latter half of 2013, mortgage volumes decreased from a high of $3.3 billion in the second quarter of 2013, to $2.0 billion in the fourth quarter of 2013.
Noninterest expense increased by $109.9 million, or 22% in 2013 compared to 2012 primarily due to increases in salaries, commissions, and employee benefits, equipment and occupancy expense and consent order expense. These increases were partially offset by a decrease in foreclosure and OREO expense and other credit-related expenses.
Consumer Banking segment growth drove the increase in salaries, commissions, and employee benefits with an increase of $74.8 million primarily related to headcount increasing by 14% as of December 31, 2013, compared to December 31, 2012. This increase was due to the expansion of our retail and consumer direct production channels and our default servicing as well as an increase in commissions of $21.8 million in 2013 compared to 2012. In addition, we incurred $6.0 million related to severance as a result of staffing optimization initiatives in the second half of 2013.
Equipment and occupancy expense increased by $24.4 million, or 57%, in 2013 compared to 2012 primarily due to an increase in headcount of 14% as of December 31, 2013 compared to the same period in 2012. In addition, $9.6 million of the increase was related to the expansion of our retail channel and $3.9 million in fixed asset write-downs were recorded related to the expected sale of our default servicing platform. We also recognized $4.1 million in lease termination costs in 2013. Additional growth is due to our new WorldCurrency® system and overall expansion and growth of the segment.
Consent order expenses increased by $46.3 million in 2013, compared to 2012 due to increases in professional fee costs associated with the review and estimated remediation payments as a result of the settlement of the consent orders with the OCC.
Foreclosure and OREO expense decreased by $15.7 million, or 52%, in 2013, compared to 2012 primarily due to stabilizing property values and declining losses on OREO properties. Foreclosure expenses decreased by $17.3 million, or 42%, in 2013 compared to 2012 due to improved credit quality and home prices and the decrease in government insured pool buyout activity. This decrease was partially offset by an increase of $2.3 million, or 66%, in OREO related expenses and provisions.
Other credit-related expenses decreased by $14.9 million, or 51%, in 2013, compared to 2012. We describe our reserves related to loans subject to representations and warranties in Note 25 in our consolidated financial statements and in "Loans Subject to Representations and Warranties."

Commercial Banking

Commercial Banking			Table 14
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Net interest income	$251,357	$263,682	$178,812
Provision for loan and lease losses	11,778	6,492	17,001
Net interest income after provision for loan and lease losses	239,579	257,190	161,811
Noninterest income:
Loan production revenue	3,218	2,130	10,020
Other lease income	16,997	24,681	33,157
Other	21,134	23,640	4,783
Total noninterest income	41,349	50,451	47,960
Noninterest expense:
Salaries, commissions and other employee benefits expense	62,848	71,714	53,870
Equipment and occupancy expense	20,183	27,845	28,441
General and administrative expense	20,576	35,586	48,536
Total noninterest expense	103,607	135,145	130,847
Segment earnings	$177,321	$172,496	$78,924
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Commercial Banking segment earnings increased by $4.8 million, or 3%, in 2014 compared to 2013 primarily due to a decrease in noninterest expense partially offset by a decrease in net interest income and a decrease in noninterest income.
Net interest income decreased by $12.3 million, or 5%, in 2014 compared to 2013 primarily due to a decrease in interest income of $11.5 million in 2014. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses decreased by an additional $5.3 million due to increases in the provision for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income in our Commercial Banking segment decreased by $9.1 million, or 18%, in 2014 compared to 2013 primarily due to a decrease in other lease income and other noninterest income. Other lease income decreased $7.7 million as a result of a decrease in our equipment under operating leases. Other noninterest income decreased $2.5 million primarily due to a decrease of $2.7 million in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.
Noninterest expense decreased by $31.5 million, or 23%, in 2014 compared to 2013 primarily due to decreases in salaries, commissions, and employee benefits, equipment and occupancy expense and general and administrative expenses. Salaries, commissions, and employee benefits decreased by $8.9 million, or 12%, in 2014 compared to 2013 due to certain restructuring activities including the alignment and integration of our commercial lending platforms and the sale of non-performing assets consummated in the fourth quarter of 2013, which reduced staffing levels required to manage the non-performing assets. Equipment and occupancy expense decreased $7.7 million in 2014 compared to 2013 as a result of the same restructuring and alignment activities described above. General and administrative expenses decreased by $15.0 million in 2014 compared to 2013 primarily driven by decreases in our FDIC insurance assessments due to balance sheet repositioning in late 2013 and 2014, including the sale of nonperforming assets, which impacts our ongoing FDIC assessment. The FDIC assessment expense was also impacted by a positive adjustment to our risk assessment in prior quarters, which resulted in a $5.4 million refund of our previously paid insurance assessments.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Commercial Banking segment earnings increased by $93.6 million in 2013, compared to 2012 primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan and lease losses which was partially offset by an increase in noninterest expense.
Net interest income increased by $84.9 million, or 47%, in 2013, compared to 2012 primarily due to an increase in interest income of $83.8 million. The warehouse finance acquisition, completed in the second quarter of 2012, and BPL acquisition, completed in the fourth quarter of 2012, contributed $13.3 million and $74.0 million, respectively, to the increase in interest income in 2013. For a detailed explanation of changes in net interest income, please refer to our volume/rate analysis in Table 7.
Provision for loan and lease losses decreased by $10.5 million, or 62%, in 2013 compared to 2012 primarily due to the improving credit performance in our commercial portfolios. For a detailed explanation of changes in our allowance for loan and lease losses, please refer to "Loan and Lease Quality."
Noninterest income increased by $2.5 million, or 5%, in 2013, compared to 2012, primarily due to $15.8 million prepayment penalty income recognized in 2013 related to serviced loans in the business lending trusts (BLTs) acquired with the BPL acquisition. These increases are offset by a decrease of $8.5 million in lease income in 2013 compared to 2012, as late fees related to our deferred financing leases are included in net interest income. Additionally, loan production revenue decreased by $7.9 million due to a decrease in ancillary production fees in the commercial real estate portfolio.
Noninterest expense increased by $4.3 million, or 3%, in 2013 compared to 2012. An increase in salaries, commissions and employee benefits of $17.8 million drove the increase in noninterest expense, which was partially offset by decreases in general and administrative expense.

Salaries, commissions, and employee benefits increased by $17.8 million, or 33%, in 2013, compared to 2012, due to the warehouse finance and BPL acquisitions in 2012 as well as $1.5 million related to severance as a result of staffing optimization initiatives in the second half of 2013.
General and administrative expense decreased by $12.9 million, or 27%, in 2013, compared to 2012. The decrease in general and administrative expense was primarily driven by a decrease in OREO related expenses and provisions as a result of stabilizing property values and declining losses on OREO properties.
Corporate Services

Corporate Services			Table 15
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Net interest income after provision for loan and lease losses	$(6,357)	$(6,301)	$(5,747)
Total noninterest income	441	702	172
Noninterest expense:
Salaries, commissions and employee benefits	95,004	94,143	76,850
Equipment and occupancy expense	27,272	25,981	25,243
Other general and administrative expense	44,069	52,275	66,355
Intersegment allocations	(64,958)	(78,280)	(72,815)
Total noninterest expense	101,387	94,119	95,633
Segment earnings (loss)	$(107,303)	$(99,718)	$(101,208)
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Corporate Services segment loss increased by $7.6 million, or 8%, in 2014 compared to 2013 primarily due to an increase in noninterest expense. Noninterest expense increased by $7.3 million, or 8%, in 2014 compared to 2013 primarily due to general and administrative expense and intersegment allocations.
General and administrative expense decreased $8.2 million, or 16%, in 2014 compared to 2013 due to a reduction in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the decrease in advertising and marketing had a direct effect on the amount of intersegment allocations. Intersegment allocations decreased by $13.3 million, or 17%, in 2014 compared to 2013 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of intersegment allocations.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Corporate Services segment loss decreased by $1.5 million, or 1%, in 2013, compared to 2012. Noninterest expense decreased by $1.5 million, or 2%, in 2013 compared to 2012 due to decreases in general and administrative costs partially offset by an increase in salaries, commissions, and employee benefits.
General and administrative costs including intersegment allocations decreased by $19.5 million primarily due to a decrease in legal and professional costs. This decrease was primarily due to decreases in costs associated with strategic business acquisitions as well as costs associated with our IPO that occurred in 2012. The decreases were offset by increases in costs associated with our risk management functions, which increased in order to comply with public company requirements.
Salaries, commissions and employee benefits increased by $17.3 million, or 23%, primarily due to headcount increases of 7% in 2013 compared to 2012. This growth was due to continued business development and the need for additional support services due to increased governance and regulatory requirements.
Analysis of Statements of Condition
Investment Securities
Our overall investment strategy focuses on acquiring investment-grade senior mortgage-backed securities backed by seasoned loans with high credit quality and credit enhancements to generate earnings in the form of interest and dividends while offering liquidity, credit, and interest rate risk management opportunities to support our asset and liability management strategy. Within our investment strategy, we also utilize highly rated structured products including Re-securitized Real Estate Mortgage Investment Conduits (Re-REMICs) for the added protection from credit losses and ratings deteriorations that accompany alternative securities. All securities investments satisfy our internal guidelines for credit profile and generally have a relatively short duration which helps mitigate interest rate risk arising from changes in market interest rates.
Available for sale securities are used as part of our asset and liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

The following table sets forth the fair value of investment securities classified as available for sale and the amortized cost of investment securities held to maturity as of December 31, 2014, 2013, and 2012:

Investment Securities Carrying Value			Table 16
(dollars in thousands)	2014	2013	2012
Available for sale (at fair value):
Residential CMO securities — nonagency	$774,235	$1,109,271	$1,611,775
Asset-backed securities	1,395	3,086	7,526
Other	681	3,270	577
Total investment securities available for sale	776,311	1,115,627	1,619,878
Held to maturity (at amortized cost):
Residential CMO securities — agency	27,801	41,347	106,346
Residential Mortgage Backed Securities (MBS) — agency	87,283	65,965	31,901
Other	—	—	4,987
Total investment securities held to maturity	115,084	107,312	143,234
Total investment securities	$891,395	$1,222,939	$1,763,112
The amortized cost and fair value of debt securities at December 31, 2014 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, including CMO securities, are disclosed separately in the table below, as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities			Table 17
(dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale:
After ten years
Asset-backed securities	$1,800	$1,395	1.75%
Not due at a single maturity
Residential CMO securities — agency	33	36	6.00%
Residential CMO securities — nonagency	774,804	774,235	2.71%
Residential MBS securities — agency	165	174	2.98%
Equity securities	77	471
	776,879	776,311
Held to maturity:
Not due at a single maturity
Residential CMO securities — agency	27,801	28,589	3.04%
Residential MBS securities — agency	87,283	89,641	2.90%
	115,084	118,230
	$891,963	$894,541
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
Residential — Agency
At December 31, 2014, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $27.8 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $87.5 million, or 10%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs. Our residential agency CMO securities decreased by $13.6 million, or 33%, to $27.8 million at December 31, 2014 from $41.4 million at December 31, 2013 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $21.3 million, or 32%, to $87.5 million at December 31, 2014, from $66.2 million at December 31, 2013 primarily due to purchases of additional securities.
Residential — Nonagency
At December 31, 2014, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $774.2 million, or 87% of our investment securities portfolio. Our residential nonagency CMO securities decreased by $335.0 million, or 30%, to $774.2 million at December 31, 2014, from $1.1 billion at

December 31, 2013 primarily due to sales of securities and reductions in amortized cost resulting from principal payments received partially offset by purchases of additional securities as well as reductions in the fair market value of the securities held.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than Government Sponsored Enterprises (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $456.5 million, or 59%, of our residential nonagency CMO investment securities at December 31, 2014.
We have internal guidelines for the credit quality and duration of our residential CMO securities portfolio and monitor these on a regular basis. At December 31, 2014, the portfolio carried a weighted average Fair Isaac Corporation (FICO) score of 729, a weighted average amortized loan-to-value ratio (LTV) of 60%, and was seasoned an average of 122 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
During the year ended December 31, 2014, we sold residential nonagency CMO securities with a book value of $140.8 million and recorded net securities gains totaling $4.3 million. During the year ended December 31, 2013, we sold residential nonagency CMO securities with a book value of $154.8 million and recorded net securities gains totaling $4.2 million.
Loans Held for Sale
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
The following table presents the balance of each major category in our loans held for sale portfolio at December 31, 2014 and 2013:

Loans Held for Sale		Table 18
(dollars in thousands)	2014	2013
Mortgage warehouse (carried at fair value)	$410,948	$613,459
Other residential (carried at fair value)	317,430	58,912
Total loans held for sale carried at fair value	728,378	672,371
Government insured pool buyouts	12,583	53,823
Other residential	232,546	8,939
Commercial and commercial real estate	—	56,249
Total loans held for sale carried at lower of cost or market	245,129	119,011
Total loans held for sale	$973,507	$791,382
Mortgage Warehouse
At December 31, 2014, our mortgage warehouse loans totaled $410.9 million, or 42%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans decreased by $202.6 million from $613.5 million at December 31, 2013 due to decreased refinance activity related to historically low interest rates as well as the reduced impact of government refinance programs such as HARP 2.0.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 19
(dollars in thousands)	2014	2013
30 days or less	$315,662	$378,736
31- 90 days	78,688	199,743
Greater than 90 days	16,598	34,980
Total mortgage warehouse	$410,948	$613,459
Subsequent to December 31, 2014, we sold $2.0 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $14.6 million of warehouse loans were made up of conforming or government products and were current as of December 31, 2014.

Other Residential Loans Carried at Fair value
At December 31, 2014, our other residential loans carried at fair value totaled $317.4 million or 33% of our total loans held for sale portfolio. Due to the short duration that these loans are present on our balance sheet, we have elected the fair value option of accounting under U.S. GAAP for our originated fixed rate jumbo preferred loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Other residential loans carried at fair value increased by $258.5 million from $58.9 million at December 31, 2013, in part due to originations of $890.5 million, sales of $603.3 million and paydowns of $36.1 million during the year.
Government Insured
At December 31, 2014 our government insured pool buyout loans totaled $12.6 million, or 1% of our total loans held for sale portfolio, which is a decrease of $41.2 million from December 31, 2013 when our government insured pool buyout loans totaled $53.8 million. Government insured pool buyout loans are transferred to our held for sale portfolio upon re-performance and are subsequently re-securitized and sold. During the years ended December 31, 2014 and 2013 we transferred $416.8 million and $645.5 million, respectively, of conforming mortgages to GNMA in exchange for mortgage-backed securities. At December 31, 2014 and 2013, there were $9.0 million and $50.5 million, respectively of GNMA securities that were transferred and included in the loans held for sale balance above for which we retained effective control of the assets. In addition to the ability to work out these assets and re-securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM increased by $223.6 million, from $8.9 million at December 31, 2013 to $232.5 million at December 31, 2014. During the year ended December 31, 2014, we transferred $1.7 billion of loans from held for investment to held for sale, transferred $231.4 million from held for sale to held for investment and sold $1.3 billion of our other residential loans carried at LOCOM.
Commercial and Commercial Real Estate
At December 31, 2014, there were no commercial and commercial real estate loans in our held for sale portfolio. Commercial and commercial real estate loans represent revolving and term credit facilities to other specialty finance companies where the Company is lead agent. As lead agent the Company holds a portion of each facility within its commercial held for investment loan portfolio; with the remaining portion being held with the intent to sell. Our commercial and commercial real estate portfolio decreased from $56.2 million at December 31, 2013 to $0 at December 31, 2014. The reduction was primarily due to transfers from held for investment to held for sale of $44.4 million, loans sales of $94.6 million, and paydowns and payoffs on existing loans.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loan and lease held for investment portfolio at December 31, 2014, 2013, 2012, 2011, and 2010:

Loans and Leases Held for Investment									Table 20
	2014		2013		2012		2011		2010
(dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Residential mortgages
Residential	$6,324,965	35.7%	$5,153,106	39.0%	$3,949,284	31.5%	$3,727,542	57.2%	$2,790,512	45.8%
Government insured pool buyouts	3,595,105	20.2%	1,891,637	14.3%	2,759,464	22.1%	829,299	12.7%	1,392,273	22.7%
Commercial and commercial real estate	5,646,690	31.8%	4,812,970	36.3%	4,771,768	38.2%	1,165,384	17.9%	1,230,128	20.2%
Equipment financing receivables	2,031,570	11.4%	1,237,941	9.3%	836,935	6.7%	588,501	9.0%	451,443	7.4%
Home equity lines	156,869	0.9%	151,916	1.1%	179,600	1.4%	200,112	3.1%	224,627	3.7%
Consumer and credit card	5,054	0.0%	5,154	0.0%	8,038	0.1%	8,443	0.1%	10,285	0.2%
Total loans net of discounts	17,760,253	100.0%	13,252,724	100.0%	12,505,089	100.0%	6,519,281	100.0%	6,099,268	100.0%
Allowance for loan and lease losses	(60,846)		(63,690)		(82,102)		(77,765)		(93,689)
Total loans and leases, net	$17,699,407		$13,189,034		$12,422,987		$6,441,516		$6,005,579
The balances presented above include:
Net purchased loan and lease discounts	$47,108		$102,416		$164,132		$237,170		$393,014
Net deferred loan and lease origination costs	$94,778		$54,107		$25,275		$19,057		$10,861
The following table shows the contractual maturities, including scheduled principal repayments, of our commercial portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2014:

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates(1)				Table 21
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years(2)	Due After Five Years(2)	Total
Commercial and commercial real estate(3)	$1,532,349	$1,347,949	$2,766,392	$5,646,690

(1)	Based on contractual maturities.

(2)	As of December 31, 2014, loans maturing after one year consisted of $1.6 billion in variable rate loans and $2.5 billion in fixed rate loans.

(3)	Calculated net recorded investment does not include $23.1 million in ALLL.

Residential Mortgage Loans
At December 31, 2014, our residential mortgage loans totaled $6.3 billion, or 36%, of our total held for investment loan and lease portfolio. We primarily offer our clients residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $1.2 billion, or 23%, to $6.3 billion at December 31, 2014 from $5.2 billion at December 31, 2013. This increase was due primarily to retained originations of $3.4 billion partially offset by transfers of $1.5 billion in UPB from loans held for investment to loans held for sale (HFS) as well as paydowns and payoffs of existing loans during the year ended December 31, 2014.
Government Insured Buyouts
At December 31, 2014, our government insured buyout loan portfolio totaled $3.6 billion, or 20%, of our total held for investment loan and lease portfolio. Government insured pool buyouts increased by $1.7 billion, or 90%, from $1.9 billion at December 31, 2013. The increase was primarily the result of mortgage pool buyout purchases of $3.4 billion, partially offset by $562.1 million of loans being transferred from loans held for investment to loans held for sale, and $652.4 million of delinquent loans reaching foreclosure, with the remaining decline in the government insured buyout portfolio being attributable to paydowns and payoffs of existing loans.
We have a history of servicing FHA loans. As a servicer, we have the right to purchase government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased). For banks like EverBank, that have cost effective sources of short term capital, this strategy potentially represents an attractive return with limited additional investment risk.
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
Servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). As a result, operational capacity poses a lesser risk to the claim through missed servicing milestones, which may result in interest curtailments. For acquired pool buyouts, we, in general, purchase loans early in the default cycle to obtain control of the files before processing errors jeopardize claims.
Commercial and Commercial Real Estate Loans
At December 31, 2014, our commercial and commercial real estate loans, which include owner-occupied and non-owner occupied commercial real estate, commercial investment properties, asset-backed commercial and small business commercial loans, totaled $5.6 billion, or 32% of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $0.8 billion, or 17% at December 31, 2014 to $5.6 billion from $4.8 billion at December 31, 2013. This change was primarily due to origination activity of $1.3 billion, purchases of $95.3 million, and increases in utilization by existing customers on lines of credit of $201.2 million, partially offset by $44.4 million of loans being transferred from HFI to HFS with the remaining decline the product of paydowns and payoffs of existing loans. Originations during the year ended December 31, 2014 included advances on new customer relationships within the lender finance and mortgage warehouse operations totaling $431.8 million at December 31, 2014. The increase in utilization by existing customers was driven largely by growth within our mortgage warehouse operations, which primarily provides short-term revolving facilities to mid-sized, high quality mortgage banking companies. These facilities are collateralized by agency and government residential loans originated by our clients.
Equipment Financing Receivables
Equipment financing receivables increased by $0.8 billion, or 64%, to $2.0 billion, or 11% of our total held for investment loan and lease portfolio at December 31, 2014 from $1.2 billion at December 31, 2013. The increase was the result of originations of $1.1 billion, acquisitions of $235.3 million and earned income of $76.2 million, partially offset by amortization of deferred origination costs of $14.9 million, transfers to HFS of $20.8 million, and chargeoffs of $5.8 million, with the remaining decline the product of paydowns, payoffs, and loan and lease expirations. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking, and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At December 31, 2014, our home equity lines totaled $156.9 million, or 1% of our total held for investment loan and lease portfolio, an increase of $5.0 million, or 3%, from $151.9 million at December 31, 2013. This increase was primarily the result of originations of $28.2 million, partially offset by paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At December 31, 2014, consumer and credit card loans, totaled $5.1 million, or less than 1% of our total held for investment loan and lease portfolio. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the years ended December 31, 2014, 2013, and 2012:

Change in Mortgage Servicing Rights			Table 22
(dollars in thousands)	2014	2013	2012
Balance, beginning of period	$506,680	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	57,877	100,426	76,238
Acquired servicing rights	—	65,188	14,445
Sale of servicing rights	(55,547)	—	—
Amortization	(79,234)	(126,803)	(137,433)
Decrease (increase) in valuation allowance	8,012	94,951	(63,508)
Other	(2,169)	(2,941)	(3,379)
Balance, end of period	$435,619	$506,680	$375,859
Valuation allowance:
Balance, beginning of period	$8,012	$102,963	$39,455
Increase in valuation allowance	—	693	68,206
Recoveries	(8,012)	(95,644)	(4,698)
Balance, end of period	$—	$8,012	$102,963
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights decreased by $42.5 million, or 42%, during the year ended December 31, 2014 compared to the same period in 2013. The decrease is primarily due to lower mortgage lending volume of $2.4 billion during the year ended December 31, 2014 compared to the same period in 2013. Volumes have decreased as a result of the continuing decline in overall refinance activity in the market as the incentive for refinance activity has fallen as interest rates have risen.
Acquired servicing rights decreased by $65.2 million for the year ended December 31, 2014 due to the purchase of servicing rights of Fannie Mae residential servicing assets on April 1, 2013.
Sale of servicing rights increased by $55.5 million for the year ended December 31, 2014 compared to the same period in 2013, due to the sale of our default servicing platform, which included $9.9 billion in UPB of servicing rights to GTS on March 28, 2014 that transferred in May 2014.
Amortization expense decreased by $47.6 million, or 38%, during the year ended December 31, 2014 compared to the same period in 2013. The decrease in amortization expense was primarily due to lower refinancing activity resulting in lower prepayment speeds compared to the same period in 2013. Additionally, a portion of the decrease in amortization expense is due to the sale of servicing right to GTS. Annualized amortization rates as of December 31, 2014, 2013, and 2012 approximated 17.0%, 18.9%, and 31.5% respectively.
During 2012, the impact of HARP 2.0 and a further decline in interest rates caused our prepayment speeds to exceed our expectations and resulted in an impairment, net of recoveries, of $63.5 million for the year ended December 31, 2012. A decrease in actual prepayment speeds compared to previously expected speeds was the primary driver for the recovery of $95.0 million of the MSR valuation allowance during the year ended December 31, 2013. During 2014, we recovered the remaining valuation allowance, which resulted in the reduction in the recoveries at December 31, 2014 compared to 2013. At December 31, 2014, we estimate that approximately 13.2% of our portfolio was eligible to refinance under the HARP program. As such, near term annualized prepayment speeds were estimated at 12.5% at December 31, 2014.

Other Assets
The following table sets forth other assets by category as of December 31, 2014 and 2013:

Other Assets		Table 23
(dollars in thousands)	2014	2013
Foreclosure claims receivable, net of allowance of $17,336 and $14,398, respectively	$451,125	$208,226
Accrued interest receivable	126,581	66,782
Servicing advances, net of allowance of $12,226 and $10,995, respectively	93,960	225,436
Income taxes receivable, net	85,897	71,372
Corporate advances, net of allowance of $5,960 and $6,168, respectively	50,470	64,702
Goodwill	46,859	46,859
Margin receivable, net	35,816	6,370
Other real estate owned, net of allowance of $441 and $5,958, respectively	22,509	29,034
Fair value of derivatives, net	18,809	28,170
Equipment under operating leases	13,173	28,126
Prepaid assets	11,968	12,270
Intangible assets, net	3,705	5,813
Other	37,258	49,840
	$998,130	$843,000
Other assets increased $155.1 million to $998.1 million at December 31, 2014 from $843.0 million at December 31, 2013. The increase was driven primarily by increases in foreclosure claims receivable, accrued interest receivable and margin receivable partially offset by a decrease in servicing advances, equipment under operating leases, corporate advances and the fair value of derivatives.
Foreclosure claims receivable increased by $242.9 million, or 117%, during the year ended December 31, 2014 compared to December 31, 2013. The increase was primarily due to the purchase from third parties of $3.1 billion of delinquent Government National Mortgage Association (GNMA) pool buyouts for the year ended December 31, 2014, of which $271.0 million was either purchased subsequent to foreclosure or has been foreclosed upon since acquisition and remains in foreclosure claims receivable at December 31, 2014. Amounts recognized within foreclosure claims receivable represent the claims associated with insured loans while awaiting completion of their conveyance to or payment from the FHA.
Accrued interest receivable increased by $59.8 million, or 90%, at December 31, 2014 compared to December 31, 2013. The increase was due primarily to interest accrued on delinquent GNMA pool buyouts purchased during 2014 of $3.4 billion. These loans are acquired as delinquent loans with the FHA insuring the investor's receipt of the government guaranteed reimbursement rate of interest which is typically tied to the 10 year treasury yield. As a result, interest continues to accrue throughout the life of these loans ceasing only at the time of foreclosure.
Margin receivable increased by $29.4 million, during the year ended December 31, 2014 compared to December 31, 2013. The increase was primarily the result of additional collateral being posted for certain derivative trading activity related to the hedging of our pipeline as well as for new forward-starting interest rate swaps entered into during the third and fourth quarters of 2014. Collateral pledged related to the hedging of our pipeline increased as the fair value of our forward sales commitments declined from December 31, 2013 resulting in additional margin being required. Forward-starting interest rate swaps with a total notional value of $500 million were entered into during the third quarter of 2014, with an additional $25 million entered into during the fourth quarter, in order to lock in long-term funding costs on variable-rate forecasted debt. The execution of these trades resulted in additional margin requirements. See Note 23 in our consolidated financial statements for more information related to our netting and cash collateral adjustments.
Servicing advances decreased by $131.5 million, or 58%, during the year ended December 31, 2014 compared to December 31, 2013 primarily due to $115.0 million of escrow advances transferred to GTS in May 2014 in conjunction with our default servicing platform and MSR sales.
Equipment under operating leases decreased by $15.0 million, or 53%, during the year ended December 31, 2014 compared to December 31, 2013. The decrease was due to a reduction in equipment costs associated with operating leases partially offset by depreciation expense during the period.
Corporate advances decreased by $14.2 million, or 22%, at December 31, 2014 compared to December 31, 2013. The decrease was due to reimbursement of corporate advances in conjunction with the MSR sale to GTS.
Fair value of derivatives decreased $9.4 million, or 33%, during the year ended December 31, 2014 compared to December 31, 2013. The change in fair value of derivatives was due to the decrease in the value of forward and optional forward sale commitments.
Deferred Income Taxes
Our net deferred tax asset decreased $68.6 million, to a net deferred tax liability of $17.2 million at December 31, 2014 from $51.4 million at December 31, 2013. See Note 19 in our consolidated financial statements for more information on taxes.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased by $13.0 million to a loss of $65.6 million at December 31, 2014, from a loss of $52.6 million at December 31, 2013, primarily due to the net unrealized losses as a result of changes in fair value related to the fair value of our interest rate swaps and debt securities partially offset by the reclassifications of unrealized losses during the period into income.
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
Discounts on Acquired Equipment Financing Receivables
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at December 31, 2014 and 2013:

Carrying Value of ACI Loans			Table 24
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
2014
UPB or contractual net investment	$2,655,497	$198,061	$2,853,558
Plus: contractual interest due or unearned income	2,170,038	78,304	2,248,342
Contractual cash flows due	4,825,535	276,365	5,101,900
Less: nonaccretable difference	1,962,183	18,468	1,980,651
Less: Allowance for loan losses	5,974	2,042	8,016
Expected cash flows	2,857,378	255,855	3,113,233
Less: accretable yield	240,650	61,256	301,906
Carrying value	$2,616,728	$194,599	$2,811,327
Carrying value as a percentage of UPB or contractual net investment	99%	98%	99%
2013
UPB or contractual net investment	$696,222	$339,179	$1,035,401
Plus: contractual interest due or unearned income	578,945	101,297	680,242
Contractual cash flows due	1,275,167	440,476	1,715,643
Less: nonaccretable difference	522,589	39,208	561,797
Less: Allowance for loan losses	4,925	9,834	14,759
Expected cash flows	747,653	391,434	1,139,087
Less: accretable yield	101,183	59,663	160,846
Carrying value	$646,470	$331,771	$978,241
Carrying value as a percentage of UPB or contractual net investment	93%	98%	94%
In our residential portfolio, additional impairment of $1.1 million was recognized for the year ended December 31, 2014. Within this portfolio, we also reclassified $15.5 million from nonaccretable difference to accretable yield due to increases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $1.2 million was recorded for the year ended December 31, 2014, while charge-offs against the allowance for loan loss over the same period totaled $4.1 million. Within this portfolio, we reclassified $20.7 million from nonaccretable difference to accretable yield due to increases in cash flow expectations.

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

Non-Performing Assets(1)					Table 25
	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans and leases:
Consumer Banking:
Residential mortgages	$24,576	$59,526	$73,752	$81,594	$53,719
Home equity lines	2,363	3,270	4,246	4,251	2,420
Consumer and credit card	38	18	332	419	920
Commercial Banking:
Commercial and commercial real estate	41,140	18,569	76,289	104,829	153,024
Equipment financing receivables	8,866	4,527	2,010	2,385	3,755
Total non-accrual loans and leases	76,983	85,910	156,629	193,478	213,838
Accruing loans 90 days or more past due	—	—	—	6,673	1,754
Total non-performing loans (NPL)	76,983	85,910	156,629	200,151	215,592
Other real estate owned	22,509	29,034	40,492	42,664	37,450
Total NPA	99,492	114,944	197,121	242,815	253,042
TDR less than 90 days past due	13,634	76,913	90,094	92,628	70,173
Total NPA and TDR(1)	$113,126	$191,857	$287,215	$335,443	$323,215
Total NPA and TDR	$113,126	$191,857	$287,215	$335,443	$323,215
Government-insured 90 days or more past due still accruing	2,646,415	1,039,541	1,729,877	1,570,787	553,341
Loans and leases accounted for under ASC 310-30:
90 days or more past due	8,448	10,083	79,984	149,743	195,425
OREO	—	—	16,528	19,456	19,166
Total regulatory NPA and TDR	$2,767,989	$1,241,481	$2,113,604	$2,075,429	$1,091,147
Adjusted credit quality ratios: (1)
NPL to total loans	0.41%	0.61%	1.08%	2.18%	2.98%
NPA to total assets	0.46%	0.65%	1.08%	1.86%	2.11%
NPA and TDR to total assets	0.52%	1.09%	1.57%	2.57%	2.69%
Credit quality ratios including government-insured loans and loans and leases accounted for under ASC 310-30:
NPL to total loans	14.63%	8.12%	13.55%	20.95%	13.31%
NPA to total assets	12.74%	6.60%	11.09%	15.20%	8.50%
NPA and TDR to total assets	12.80%	7.04%	11.59%	15.91%	9.09%

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

Total NPA and TDR decreased by $78.7 million, or 41%, to $113.1 million at December 31, 2014 from $191.9 million at December 31, 2013. This decrease was comprised of an $8.9 million decrease in nonaccrual loans and leases, a $6.5 million decrease in OREO and a $63.3 million decrease in TDRs less than 90 days past due. The decrease in nonaccrual loans and leases was primarily attributable to a decrease in residential nonaccrual loans of $35.0 million, or 59%, offset partially by a $22.6 million, or 122%, increase in commercial and commercial real estate nonaccrual loans and a $4.3 million, or 96%, increase in equipment financing receivables nonaccrual loan and leases. The decreases in residential nonaccrual loans and TDRs less than 90 days past due were both due to the sale of residential mortgage loans during the second quarter of 2014. The increase in commercial and commercial real estate nonaccrual loans was the result of our periodic credit reviews and additional information that was made available to us in the second quarter of 2014. The main reason for the downgrades was the review of these borrower’s ability to repay the debt based on operations or other forms of subordinate support coupled with deteriorated collateral values since origination.
Total regulatory NPA and TDR increased by $1.5 billion, or 123%, to $2.8 billion at December 31, 2014 from $1.2 billion at December 31, 2013. This increase was primarily driven by a $1.6 billion increase in governmental insured 90 days or more past due still accruing due to acquisitions of government insured pool buyouts during 2014.
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
In addition to the problem loans described above, as of December 31, 2014, we had special mention loans and leases totaling $62.5 million, or 0.3% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $16.5 million, or 36%, to $62.5 million at December 31, 2014, from $46.0 million at December 31, 2013. This increase was primarily driven by one relationship within our Lender Finance business, which has been substantially remediated. No losses are expected at this time, and management will continue to closely monitor this relationship.
During 2014, $3.3 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $2.3 million was included in net interest income during 2014.
Analysis for the Allowance for Loan and Lease Losses
The following table allocates the allowance for loan and lease losses by category:

Allowance for Loan and Lease Losses										Table 26
	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$25,098	41.2%	$26,497	41.6%	$33,631	41.0%	$43,454	55.9%	$46,584	49.7%
Commercial and commercial real estate	23,095	38.0%	29,987	47.1%	39,863	48.5%	28,209	36.3%	33,490	35.8%
Equipment financing receivables	8,649	14.2%	4,273	6.7%	3,181	3.9%	3,766	4.8%	2,454	2.6%
Home equity lines	3,814	6.3%	2,812	4.4%	5,265	6.4%	2,186	2.8%	10,907	11.6%
Consumer and credit card	190	0.3%	121	0.2%	162	0.2%	150	0.2%	254	0.3%
	$60,846	100%	$63,690	100%	$82,102	100%	$77,765	100%	$93,689	100%
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
Residential mortgages, equipment financing receivables, home equity lines and consumer and credit cards each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability and intent to repay and the value of the underlying collateral. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status.

Individual loans and leases considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan or lease type, length of delinquency, insufficient collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information, such as Broker Price Opinions. Updated financial information on commercial and commercial real estate loans is also obtained from the borrower at least annually, or more frequently if the loan becomes delinquent. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans held for investment for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 were 0.13%, 0.21%, 0.31%, 1.02% and 1.46%, respectively.
The ALLL totaled $60.8 million at December 31, 2014, a decrease of $2.8 million from December 31, 2013 primarily due to improved credit quality associated with the commercial and commercial real estate portfolios as well as the residential mortgage portfolio. The ALLL totaled $63.7 million at December 31, 2013, a decrease of $18.4 million from December 31, 2012 primarily due to improved credit quality associated with the commercial and commercial real estate portfolios as well as the home equity lines and residential mortgage portfolio. The ALLL totaled $82.1 million at December 31, 2012, an increase of $4.3 million from December 31, 2011 primarily due to growth in our commercial and commercial real estate portfolios.
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
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 27
	December 31, 2014			December 31, 2013
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,124	$5,974	$25,098	$21,572	$4,925	$26,497
Commercial and commercial real estate	21,053	2,042	23,095	20,153	9,834	29,987
Equipment financing receivables	8,649	—	8,649	4,273	—	4,273
Home equity lines	3,814	—	3,814	2,812	—	2,812
Consumer and credit card	190	—	190	121	—	121
Total ALLL	$52,830	$8,016	$60,846	$48,931	$14,759	$63,690
ALLL as a percentage of loans and leases held for investment	0.35%	0.28%	0.34%	0.40%	1.49%	0.48%

Residential mortgages	$7,297,368	$2,622,702	$9,920,070	$6,393,348	$651,395	$7,044,743
Commercial and commercial real estate	5,450,049	196,641	5,646,690	4,471,365	341,605	4,812,970
Equipment financing receivables	2,031,570	—	2,031,570	1,237,941	—	1,237,941
Home equity lines	156,869	—	156,869	151,916	—	151,916
Consumer and credit card	5,054	—	5,054	5,154	—	5,154
Total loans and leases held for investment	$14,940,910	$2,819,343	$17,760,253	$12,259,724	$993,000	$13,252,724
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $2.7 billion, or 22%, to $14.9 billion at December 31, 2014 from $12.3 billion at December 31, 2013. The growth is primarily attributable to new originations and strategic acquisitions of residential mortgages.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $0.9 billion, or 14%, to $7.3 billion at December 31, 2014, from $6.4 billion at December 31, 2013. The ALLL for residential mortgages, excluding ACI loans, decreased by $2.4 million, or 11%, to $19.1 million at December 31, 2014, from $21.6 million at December 31, 2013 as a result of the continued performance of our high credit quality residential mortgage portfolio. Charge-off activity for residential mortgages decreased 46% to $8.4 million for the year ended December 31, 2014 from $15.6 million for year ended December 31, 2013. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of December 31, 2014 less than $6.0 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.
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

Residential Mortgage Loans Held for Investment Analysis			Table 28
December 31, 2014	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2014	Total
Originated residential loans:
Jumbo 5/1	$132,859	$1,417,131	$1,549,990
Jumbo 7/1	41,743	2,134,516	2,176,259
Jumbo 10/1	45,748	1,124,337	1,170,085
Jumbo fixed	3,845	46,299	50,144
Other originated	235,448	190,831	426,279
Total originated residential loans	459,643	4,913,114	5,372,757
Acquired or repurchased residential loans:
Loan repurchases	42,029	44,923	86,952
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	647,027	160,976	808,003
ASC 310-30 (ACI loan acquisitions)	56,946	307	57,253
Total acquired or repurchased residential loans	746,002	206,206	952,208
Total residential mortgage loans	$1,205,645	$5,119,320	$6,324,965
Due to economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of December 31, 2014, the $4.9 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 66% and a weighted average original FICO score of 764. Of those residential loans originated on or after January 1, 2010, less than one percent were greater than 30 days past due at December 31, 2014.
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
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 29
December 31, 2014	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$340,435	$158,052	$2,859,608	$3,358,095
VA/other government insured	110,405	29,839	96,766	237,010
Total government insured	$450,840	$187,891	$2,956,374	$3,595,105
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

Government Insured Buyouts Concentration of Credit Risk			Table 30
December 31, 2014	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	11.3%		2.8%
New York	8.1%		6.3%
Florida	7.6%	6.5%	6.1%
Illinois	5.9%		4.2%
California	5.4%		12.1%
Texas		13.6%	8.1%
Georgia		10.3%	3.1%
North Carolina		6.0%	3.1%
Ohio		5.0%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $1.0 billion, or 22%, to $5.5 billion at December 31, 2014, from $4.5 billion at December 31, 2013. The increase is due to the organic growth in our commercial and commercial real estate portfolio during the year ended December 31, 2014.
The ALLL for commercial and commercial real estate, excluding ACI loans, increased by 4%, to $21.1 million at December 31, 2014, from $20.2 million at December 31, 2013. The reserve on loans collectively evaluated for impairment increased by 2%, to $20.3 million at December 31, 2014, from $19.9 million at December 31, 2013. The reserves on loans individually evaluated for impairment increased by 190% to $0.7 million at December 31, 2014, from $0.2 million at December 31, 2013. The outstanding balance of loans individually evaluated for impairment increased by 86% from December 31, 2013 to December 31, 2014. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained static at 0.4% as of December 31, 2014 compared with 0.5% at December 31, 2013. This consistency in coverage ratio is reflective of continued diligence in ensuring that newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened period may be used which is more reflective of expected future losses. At December 31, 2014, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 8 and 7 quarters as compared to three segments with historical loss periods of 12, 8, and 4 quarters used at December 31, 2013. The difference is due to additional loan history that is more indicative of future expected losses. Charge-off activity for commercial and commercial real estate decreased by 46% to $6.9 million for the year ended December 31, 2014, from $12.9 million for the year ended December 31, 2013. Loan delinquency is one of the leading indicators of credit quality. As of December 31, 2014 and December 31, 2013, 0.1% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.

The table below presents our commercial and commercial real estate portfolio by vintage year and by product type and further segregates our portfolio between those loans originated or acquired by the Company.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 31
December 31, 2014	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2014	Total
Commercial real estate - originated
Owner occupied	$35,078	$79,417	$114,495
Non-owner occupied	71,538	1,071,768	1,143,306
Other commercial real estate	48,126	503,008	551,134
Originated commercial real estate	154,742	1,654,193	1,808,935
Commercial - originated
Mortgage warehouse finance	—	1,356,651	1,356,651
Lender finance	43,520	718,933	762,453
Other commercial originated	3,347	55,240	58,587
Originated commercial	46,867	2,130,824	2,177,691
Total originated commercial and commercial real estate	201,609	3,785,017	3,986,626
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,425,160	38,263	1,463,423
Acquired credit impaired (ASC 310-30)	196,508	133	196,641
Total acquired commercial and commercial real estate	1,621,668	38,396	1,660,064
Total commercial and commercial real estate	$1,823,277	$3,823,413	$5,646,690
As of December 31, 2014, the $3.8 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average original LTV of 64% and a weighted average current risk rating of 4.7. Loans with a risk rating of one through six are considered pass rated loans with an acceptable amount of risk for the Company. Loans rated as seven or higher present increased risk to the Company and are therefore more closely monitored. The weighted average original LTV ratio and weighted average current risk rating calculated above excludes our mortgage warehouse finance loans as these loans are comprised of repurchase agreements executed with well capitalized mortgage lenders. Mortgage warehouse finance loans are typically collateralized by agency deliverable loans and are underwritten at a discount when compared to the UPB of the originated mortgage loans to account for potential reductions in the fair value of the loan subsequent to origination and before final sale. The weighted average original LTV ratio also excludes lender finance loans due to the structured nature of these participated loans. Of the $3.8 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due at December 31, 2014.
As of December 31, 2014, $11.4 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated at level six, or watch rated, representing loans that may have exhibited potential signs of credit weakness but that remain pass rated due to an expectation that the borrower will be able to stabilize its performance and $14.7 million are rated at level seven, or special mention, representing loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a risk rating of six or downgraded to a risk rating of eight. As of December 31, 2014, $1.7 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated at level eight or substandard, representing loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any. All remaining loans originated by the Company on or after January 1, 2010 are rated a five or better.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of December 31, 2014 our commercial ACI portfolio had an allowance of $2.0 million, or 1%, of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.5 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 32
	Delinquency Status
December 31, 2014 (dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$565,558	$8,003	$1,237	$574,798
Office products	431,540	11,624	1,659	444,823
Information technology	222,368	1,547	33	223,948
Small fleet trucking	204,816	—	—	204,816
Construction	175,980	—	—	175,980
Other	405,410	1,461	334	407,205
Total equipment financing receivables	$2,005,672	$22,635	$3,263	$2,031,570
Our equipment financing business finances essential-use healthcare, office products, information technology, small fleet trucking, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.0 billion in equipment financing receivables that are current, $5.3 million are on nonaccrual status, while $2.4 million of the $22.6 million in equipment financing receivables 30-89 days past due are on nonaccrual status. The remaining equipment financing receivables on nonaccrual status are those loans and leases that are 90 days or greater past due. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the years ended December 31, 2014, 2013, 2012, 2011, and 2010:

Allowance for Loan and Lease Losses Activity					Table 33
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
ALLL, beginning of period	$63,690	$82,102	$77,765	$93,689	$93,178
Charge-offs:
Consumer Banking:
Residential mortgages	8,366	15,575	19,226	36,664	19,730
Home equity lines	1,033	1,816	3,295	5,806	7,540
Other consumer and credit card	91	69	163	193	610
Commercial Banking:
Commercial and commercial real estate	6,913	12,917	8,597	19,446	46,168
Equipment financing receivables	5,797	3,651	3,671	5,371	6,050
Total charge-offs	22,200	34,028	34,952	67,480	80,098
Recoveries:
Consumer Banking:
Residential mortgages	1,096	1,696	650	46	267
Home equity lines	552	513	248	24	187
Other consumer and credit card	—	76	61	35	214
Commercial Banking:
Commercial and commercial real estate	9	4,786	6,056	2,028	598
Equipment financing receivables	888	604	275	116	2
Total recoveries	2,545	7,675	7,290	2,249	1,268
Net charge-offs	19,655	26,353	27,662	65,231	78,830
Provision for loan and lease losses	24,533	12,038	31,999	49,704	79,341
Other	(7,722)	(4,097)	—	(397)	—
ALLL, end of period	$60,846	$63,690	$82,102	$77,765	$93,689
Net charge-offs to average loans and leases held for investment	0.13%	0.21%	0.31%	1.02%	1.46%
Net charge-offs for the year ended December 31, 2014 totaled $19.7 million, down $6.7 million over the year ended December 31, 2013. Net charge-offs for 2013 totaled $26.4 million, down $1.3 million from 2012. These decreases in net charge-offs are primarily a result of stabilizing property values of the residential and commercial real estate portfolios as well as the sale of residential nonperforming loans during the second quarter of 2014. Net charge-offs for 2012 totaled $27.7 million, down $37.6 million over 2011. Net charge-offs decreased from $78.8 million in 2010 to $65.2 million in 2011. Residential mortgages experienced increasing levels of net charge-offs from 2010 to 2011, growing from

$19.5 million to $36.6 million, respectively. Subsequent to this period of increasing residential mortgage net charge-offs, which peaked in 2011, net charge-offs have declined over the subsequent three years with net charge-offs of residential mortgages totaling $18.6 million, $13.9 million and $7.3 million for the years ended December 31, 2012, 2013 and 2014, respectively.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our direct and correspondent channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. A majority of the conventional conforming and federally insured single-family mortgage loans sold to non-GSEs were agency deliverable product that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales and securitizations.
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
Upon receipt of a repurchase demand from an investor, we review the allegations and re-underwrite the loan. We also verify any third-party information included as support for the repurchase demand. In certain cases, we may request the investor to provide additional information to assist us in our determination of whether to repurchase the loan.
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
Of the three courses of action described above, a loan repurchase is the only remedy where we will place the loan asset that is the subject of the repurchase demand on our balance sheet, assuming we cannot cure the breach and redeliver the loan into the secondary market. In the case of indemnification, the investor still owns the loan asset and we indemnify the investor for losses incurred resulting from our breach of a representation and warranty. In the case of a make-whole payment, the investor or subsequent purchaser of a loan asset has liquidated the loan and there is no loan asset for us to repurchase. We are simply obligated to make the investor whole for losses incurred between the initial purchase price and the liquidation price, and related costs.
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
We also have a limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain preferred jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming preferred jumbo loan products and community reinvestment loans.  Total non-conforming UPB sold subject to prepayment and default protection was $385.6 million at December 31, 2014.  Total originations of community reinvestment loans sold under the State of Florida housing program was minimal.

As of December 31, 2014, we had 353 active repurchase requests. We have summarized the activity for the years ended December 31, 2014, 2013, and 2012 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 34
(dollars in thousands)	2014	2013	2012
Agency	160	144	121
Agency Aggregators / Non-GSE (1)	296	256	316
Repurchase requests received	456	400	437
Agency	130	75	92
Agency Aggregators / Non-GSE (1)	232	148	177
Requests successfully defended	362	223	269
Agency	51	27	53
Agency Aggregators / Non-GSE (1)	32	76	112
Loans repurchased, indemnified or made whole	83	103	165
Agency	$2,151	$2,315	$4,766
Agency Aggregators / Non-GSE (1)	3,233	6,668	12,867
Net realized losses on loan repurchases	$5,384	$8,983	$17,633
Years of origination of loans repurchased	2003 - 2014	2000 - 2013	2000 - 2012

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.
We have summarized repurchase statistics for vintages 2004 through 2014 below:

Summary Statistics by Vintage				Table 35
Losses to date	2004-2005	2006-2009	2010-2014	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$33,940,596	$64,272,586
Request rate (1)	0.50%	2.10%	0.30%	0.90%
Requests received	253	1,837	460	2,550

Pending requests	38	270	38	346
Resolved requests	215	1,567	422	2,204
Repurchase rate	37%	37%	21%	34%

Loans repurchased	80	580	88	748
Average loan size	$222	$215	$230	$224
Loss severity	15%	46%	7%	37%

Losses realized	$2,576	$57,455	$1,486	$61,517
Losses realized (bps)	2.3	30.0	0.4	9.6

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to early payment defaults, typically arise within six (6) months of selling the loan to an investor. From 2004 through 2009, we sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
Along with the contingent obligation associated with representations and warranties noted above, the Company also has a noncontingent obligation to stand ready to perform over the term of the representation and warranties. A liability is established when the obligation is both probable and reasonably estimable and is recognized as a reduction on net gains on loan sales and securitizations. When calculating the reserve associated with this noncontingent obligation, we estimate the probable losses inherent in the population of loans sold, subject to standard representations and warranties, based on trends in repurchase requests and actual loss severities experienced.
Recently the Federal Housing Finance Agency (FHFA) announced that two new representations and warranties frameworks were to be implemented in order to provide lenders a higher degree of certainty and clarity around repurchase exposure, as well as consistency around repurchase timelines and remedies. Version one of the framework applies to conventional loans that were acquired by FNMA or FHLMC (GSEs)

on a flow basis after January 1, 2013 but before July 1, 2014, while version two of the framework applies to conventional loans that were acquired by the GSEs on a flow basis on or after July 1, 2014. Under the new frameworks lenders will be relieved of their obligation to remedy mortgage loans that are in breach of certain underwriting and eligibility representations and warranties if the borrower meets one of two payment history requirements and the other eligibility criteria described herein. To be eligible for relief under the first version of the framework, a mortgage loan must meet the following requirements: (A) the mortgage loan must have an acquisition date after January 1, 2013 but before July 1, 2014 (whole loan purchases or mortgage loans delivered into MBS) and (B) the mortgage loan must meet one of the following payment history requirements: (1) the borrower was not 30 days delinquent during the 36 months following the acquisition date or (2) the borrower (i) had no more than two 30-day delinquencies and no 60-day or greater delinquencies, during the 36 months following the acquisition date; and (ii) was current as of the 60th month following the acquisition date. The GSEs are relaxing the requirements for relief under the second version of the framework, so that mortgages that would previously have obtained relief upon the borrower’s 60th payment will now receive relief upon the borrower’s 36th monthly payment. The remaining eligibility criterion remained unchanged from version one to version two of the framework. Added emphasis will be made going forward on performing post-purchase reviews in order to support the new frameworks and identify data discrepancies and other defects at purchase as opposed to at default. During 2014, the GSEs announced changes to their representation and warranty framework, stating statements/misrepresentations/omissions and data inaccuracies have been revised to state that the GSEs will only issue repurchase requests for significant violations that reflect a pattern of activity involving multiple parties to the transaction, for purposes of the life of loan exclusions, the definition of fraud has been revised to clarify the distinction between fraud and misstatement under the guides, and the changes to the framework are effective retroactively for whole loans purchased, and mortgage loans delivered into MBS with pool issue dates, on and after January 1, 2013, except that these changes do not apply to any loans for which the GSEs have issued a repurchase request prior to November 20, 2014. These changes will have an impact on the calculated reserves for the 2013 book year and forward.
The following is a rollforward of our reserves for repurchase losses for the years ended December 31, 2014, 2013 and 2012:

Reserves for Loans Sold or Securitized			Table 36
(dollars in thousands)	2014	2013	2012
Balance, beginning of period	$20,225	$27,000	$32,000
Provision for new sales/securitizations	2,199	3,759	756
Provision for changes in estimate of existing reserves	8,900	(1,551)	11,877
Net realized losses on repurchases	(5,384)	(8,983)	(17,633)
Balance, end of period	$25,940	$20,225	$27,000
The liability for repurchase losses was $25.9 million as of December 31, 2014 compared to $20.2 million as of December 31, 2013. The increase in the liability is primarily due to the increased number of repurchase requests received during the current period from agency aggregators and non-GSEs and an increase in the reserve for active repurchase requests due to increased information and clarity into the repurchase loan pipeline, including the probability of repurchase and underlying collateral values.
The following table provides a breakout of the repurchase reserve into its major components as of December 31, 2014 and December 31, 2013:

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 37
(dollars in thousands)	2014	2013
Reserve for active (pending) repurchase requests	$19,673	$12,440
Remaining repurchase reserve	6,267	7,785
Total repurchase reserve	$25,940	$20,225
As seen in the pending pipeline analysis below, the majority of active repurchase requests are for loans sold or securitized prior to 2010. We believe repurchase requests for these vintages will ease going forward as the FHFA announced in 2013 its goal for the GSEs to complete their demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. We have seen an easing of repurchase requests related to most of our counterparties as a result of the GSEs progress.

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 38
(dollars in thousands)	2002 - 2003	2004 - 2009	2010 - 2014	Total
Pending Pipeline at December 31, 2014
Active repurchase requests	7	308	38	353
UPB of active repurchase (pending) requests	$1,287	$74,763	$9,783	$85,833
Pending Pipeline at December 31, 2013
Active repurchase requests	5	301	34	340
UPB of active repurchase (pending) requests	$707	$73,005	$7,995	$81,707

We performed a sensitivity analysis on our remaining repurchase reserve by varying the foreclosure rate, repurchase rate, request rate and severity assumptions independently for each loan sale vintage year. The pending pipeline was held constant for the sensitivity analysis as this portion of the reserve is based on previously received repurchase requests from counterparties with a severity based on realized losses from previously received repurchase requests. By increasing these assumptions by 10% and 20%, the reserve balance as of December 31, 2014 would have increased from $25.9 million to $27.1 million and $28.6 million, respectively which is an increase of and 5% and 10% from the baseline. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, we may make adjustments to the base reserve balance to incorporate recent, known trends.

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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at December 31, 2014. Of the $6.3 billion in acquired UPB, we were actively servicing $1.0 billion of remaining UPB. During 2014, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the years ended December 31, 2014, 2013, and 2012 :

Reserves for Repurchase Obligations for Loans Serviced			Table 39
(dollars in thousands)	2014	2013	2012
Balance, beginning of period	$23,668	$26,026	$30,364
Provision for changes in estimate of existing reserves	(7,723)	9,400	10,457
Net realized losses on repurchases	(12,998)	(11,758)	(14,795)
Balance, end of period	$2,947	$23,668	$26,026
The liability for repurchase losses was $2.9 million as of December 31, 2014 compared to $23.7 million as of December 31, 2013. The decrease in the liability since December 31, 2013 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods, changes in estimates of existing reserves, and a decrease in the number of repurchase requests received in the current period. Net realized losses increased by $1.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Along with the increased losses, the Company received just 39 repurchase requests in the year ended December 31, 2014, while settling 364 repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period.

Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 40
(dollars in thousands)	2014	2013
Reserve for active (pending) repurchase requests	$1,108	$10,338
Remaining repurchase reserve	1,839	13,330
Total repurchase reserve	$2,947	$23,668

Pending Pipeline Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 41
(dollars in thousands)	December 31, 2014	December 31, 2013
UPB of pending pipeline	$6,586	$57,988

Number of new repurchase requests received in quarter	6	294
Number of repurchase requests settled in quarter	16	142
Active repurchase requests at period end	38	361
The reduction in repurchase requests along with the increase in request settlements led to an overall reduction of $51.4 million of UPB within the pending pipeline from December 31, 2013 to December 31, 2014. As can been seen in the analysis above, the reduction of UPB within the pending pipeline led to a decrease of $9.2 million in repurchase liability for active repurchase requests and a decrease of $11.5 million in the remaining repurchase liability.
The following is a sensitivity analysis as of December 31, 2014 of our reserve related to our estimated servicing repurchase losses based on ASC Topic 460, Guarantees:

Sensitivity of Servicing Repurchase Losses					Table 42
	Frequency and Severity
(dollars in thousands)	Up 20%	Up 10%	Base	Down 10%	Down 20%
Reserve for servicing repurchase losses	$4,035	$3,475	$2,947	$2,479	$2,043
As seen in the analysis above by increasing the frequency and severity 20%, the reserve balance as of December 31, 2014 would have increased by 37% from the baseline. Conversely, by decreasing the frequency and severity by 20%, the reserve balance as of December 31, 2014 would have decreased by 31%. Based upon qualitative and quantitative factors, including the number of pending repurchase requests, rescission rates and trends in loss severities, management may make adjustments to the base reserve balance to incorporate recent, observable trends.

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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits by Category								Table 43
	December 31,
	2014			2013			2012
(dollars in thousands)	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate
Noninterest-bearing demand	$984,703	$1,139,766	0.00%	$1,076,631	$1,413,108	0.00%	$1,445,783	$1,500,925	0.00%
Interest-bearing demand	3,540,027	3,007,036	0.62%	3,006,401	2,970,596	0.70%	2,681,769	2,267,069	0.75%
Market-based money market accounts	374,856	405,627	0.61%	413,137	420,919	0.69%	439,399	437,328	0.76%
Savings and money market accounts, excluding market-based	5,136,031	5,068,096	0.62%	5,110,992	5,019,352	0.70%	4,451,843	4,056,511	0.77%
Market-based time	466,514	554,151	0.77%	597,858	661,640	0.79%	736,612	833,707	0.94%
Time, excluding market-based	5,006,566	3,820,902	1.17%	3,056,321	3,298,679	1.14%	3,386,982	2,315,432	1.27%
	$15,508,697			$13,261,340			$13,142,388
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000:

Deposit Maturity	Table 44
(dollars in thousands)	December 31, 2014
3 months or less	$657,467
3 through 6 months	369,000
6 through 12 months	398,341
12 through 24 months	359,085
24 through 36 months	117,678
Over 36 months	514,444
Total certificates of deposit with denominations greater than or equal to $100,000	$2,416,015
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
Total deposits increased by $2.2 billion, or 17%, to $15.5 billion at December 31, 2014 from $13.3 billion at December 31, 2013. During the year ended December 31, 2014, noninterest-bearing deposits decreased by $0.1 billion, or 9%, to $1.0 billion primarily due to a decrease in escrow deposits. Interest-bearing deposits increased by $2.3 billion, or 19%, to $14.5 billion at December 31, 2014 from $12.2 billion at December 31, 2013. This increase in interest-bearing deposits is primarily due to growth in time deposits and interest-bearing demand deposits.
Total deposits increased by $0.1 billion, or 1%, to $13.3 billion at December 31, 2013 from $13.1 billion at December 31, 2012. As a result of decreased advertising and marketing spending, deposit growth slowed during 2013 by design to match decreased asset funding requirements. During the year ended December 31, 2013, noninterest-bearing deposits decreased by $0.4 billion, or 26%, to $1.1 billion, primarily due to decreases in our escrow deposits and business accounts. Interest-bearing deposits increased by $0.5 billion, or 4%, to $12.2 billion at December 31, 2013 from $11.7 billion at December 31, 2012. This increase in interest-bearing deposits was primarily due to growth in savings and money market accounts and interest-bearing demand accounts. This increase was partially offset by a decrease in time deposits.

FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased by $1.7 billion, or 70%, to $4.0 billion at December 31, 2014 from $2.4 billion at December 31, 2013. This increase in FHLB borrowings is primarily attributable to an increase in loans held for investment. Our FHLB borrowings decreased by $0.7 billion, or 22%, to $2.4 billion at December 31, 2013 from $3.0 billion at December 31, 2012. The decrease in FHLB borrowings during 2013 was primarily attributable to a decline in short-term assets including warehouse loans held for sale and an increase in deposits partially offset by an increase in longer duration loans held for investment. See "Liquidity Management" for information on remaining borrowing capacity.
The following table provides a summary of our FHLB advances at December 31, 2014, 2013 and 2012:

FHLB Borrowings Outstanding				Table 45
	Weighted-Average Remaining Maturity(5)	2014	2013	2012
(dollars in thousands)	(in years)
Fixed-rate advances with a weighted-average interest rate of 1.17%, 1.60%, and 2.05%, respectively(1)	2.37	$3,979,000	$2,353,000	$2,412,858
Floating-rate advance with an interest rate of 0.22%, 0.00% and 0.00%(2)	19.82	25,000	—	—
Convertible advances with a weighted-average fixed rate of 0.00%, 0.00%, and 4.24%, respectively(3)	—	—	—	17,000
Overnight advances with a weighted-average floating interest rate of 0.00%, 0.00%, and 0.36%, respectively(4)	—	—	—	600,500
		$4,004,000	$2,353,000	$3,030,358

(1)	Interest is payable either monthly or quarterly.

(2)	The floating-rate advance interest rate resets on a quarterly basis, matures October 2034 and can be repaid in whole or in part on any quarterly interest payment date without prepayment penalty.

(3)	Convertible advances are callable quarterly by FHLB; interest is payable on call dates.

(4)	Overnight advance interest rates are adjusted daily by FHLB.

(5)	Weighted-average remaining maturity is calculated as of December 31, 2014.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month-end during the years ended December 31, 2014, 2013 and 2012, respectively.

FHLB Borrowings			Table 46
(dollars in thousands)	2014	2013	2012
Fixed-rate advances:
Average daily balance	$3,254,807	$2,304,691	$1,639,703
Weighted-average interest rate	1.28%	1.98%	1.93%
Maximum month-end amount	$4,278,000	$2,642,700	$2,412,858
Floating-rate advances:
Average daily balance	$5,205	$—	$—
Weighted-average interest rate	0.22%	—%	—%
Maximum month-end amount	$25,000	$—	$—
Convertible advances:
Average daily balance	$—	$7,452	$27,503
Weighted-average interest rate	—%	4.24%	4.38%
Maximum month-end amount	$—	$17,000	$44,000
Overnight advances:
Average daily balance	$137	$33,890	$235,260
Weighted-average interest rate	0.36%	0.39%	0.40%
Maximum month-end amount	$50,000	$200,500	$840,500
During September 2013, the Company early extinguished FHLB advances with a principal balance of $770.0 million. The consideration paid for the early extinguishment was $734.0 million representing the net settlement of the advance balances. The resulting gain of $36.0 million recognized upon extinguishment was recorded in other noninterest income in the consolidated statements of income. As a result of the extinguishment, the forecasted transactions related to the interest payments associated with this debt were no longer expected to occur which resulted in the reclassification of $31.0 million in unrealized losses previously recorded in accumulated other comprehensive income to other noninterest income.
In early October 2013, the Company settled an additional FHLB advance with a principal balance of $104.0 million. The consideration paid for this early extinguishment was $93.6 million representing the net settlement of the advance balance. The resulting gain of $10.4 million realized upon extinguishment was recorded in other noninterest income in the consolidated statements of income.

Repurchase Agreements
The Company had no repurchase agreements outstanding as of December 31, 2014 and December 31, 2013. The table below summarizes the average outstanding balance of our repurchase agreements, the weighted average interest rate, and the maximum amount of repurchase agreements at any month-end during the years ended December 31, 2014 and 2013.

Repurchase Agreements		Table 47
(dollars in thousands)	2014	2013
Repurchase agreements:
Average daily balance	$—	$13,945
Weighted-average interest rate	—%	1.94%
Maximum month-end amount	$—	$20,000
Trust Preferred Securities
Our outstanding trust preferred securities totaled $103.8 million at December 31, 2014 and December 31, 2013.
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
We continued to maintain a strong liquidity position during 2014. Cash and cash equivalents were $0.4 billion, available for sale investment securities were $0.8 billion, and total deposits were $15.5 billion as of December 31, 2014.
As of December 31, 2014, we had a $6.9 billion line of credit with the FHLB, of which $4.1 billion was utilized. Based on asset size, the maximum potential line available with the FHLB was $7.2 billion at December 31, 2014, assuming eligible collateral to pledge. As of December 31, 2014, we pledged collateral with the FRB that provided $37.0 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At December 31, 2014, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $3.2 billion with $295.3 million in outstanding balances. Although our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $3.2 billion at December 31, 2014, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum availability for this type of funding. As of December 31, 2014, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2014 Capital Actions
On January 22, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on February 20, 2015, to stockholders of record as of February 11, 2015. Also on January 22, 2015, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on April 6, 2015, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of March 20, 2015.
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
At December 31, 2014, EverBank exceeded all regulatory capital requirements and was considered to be “well-capitalized” with a Tier 1 leverage ratio of 8.2% and a total risk-based capital ratio of 13.4%. Management believes, at December 31, 2014, that we and EverBank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
The table below shows regulatory capital and risk-weighted assets for EB at December 31, 2014 and December 31, 2013:

Regulatory Capital (bank level)		Table 48
(dollars in thousands)		December 31, 2014	December 31, 2013
Shareholders’ equity		$1,789,398	$1,662,164
Less:	Goodwill and other intangibles	(49,589)	(51,072)
	Disallowed servicing asset	(32,054)	(20,469)
	Disallowed deferred tax asset	—	(63,749)
Add:	Accumulated losses on securities and cash flow hedges	64,002	50,608
Tier 1 Capital		1,771,757	1,577,482
Add:	Allowance for loan and lease losses	60,846	63,690
Total regulatory capital		$1,832,603	$1,641,172
Adjusted total assets		$21,592,849	$17,554,236
Risk-weighted assets		13,658,685	11,467,411
The regulatory capital ratios for EverBank, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

Regulatory Capital Ratios (bank level)			Table 49
	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2014
Tier 1 capital to adjusted tangible assets	$1,771,757	8.2%	$863,714	4.0%	$1,079,643	5.0%
Total capital to risk-weighted assets	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0
Tier 1 capital to risk-weighted assets	1,771,757	13.0	N/A	N/A	819,521	6.0
December 31, 2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
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
Interest rate risk is monitored by the Asset and Liability Committee (ALCO) which is composed of certain of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of "Economic Value of Equity" (EVE) which is defined as the present value of assets less the present value of liabilities. EVE scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The EVE does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this business hedge historically offsets most, if not all, of the heightened amortization of our MSR portfolio and other identified risks associated with declining interest rate scenarios, changes in loan production volumes fall outside of the EVE framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of December 31, 2014.

Interest Rate Sensitivity	Table 50
(dollars in thousands)	December 31, 2014
	Net Change in EVE	% Change of EVE
Up 200 basis points	$(52,060)	(2.3)%
Up 100 basis points	10,340	0.5%
Down 25 basis points	(36,164)	(1.6)%
The projected change in EVE to changes in interest rates at December 31, 2014 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the Rule to July 21, 2017. The Volcker Rule provides a significantly broader definition to proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk mitigating hedging and market-making activities. This required the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the Rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $87.6 million at December 31, 2014, have been identified that may be required to be divested. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted payments on debt. These derivatives include forward purchase and sales commitments, optional forward purchase and sales commitments, and interest rate swaps and interest rate swap futures.

We enter into these derivative contracts with major financial institutions. Credit risk arises from the inability of these counterparties to meet the terms of the contracts. We minimize this risk through collateral arrangements, master netting arrangements, exposure limits and monitoring procedures.
Commodity Market Risk
Commodity risk represents exposures to deposit instruments linked to various commodity, metals, and U.S. Treasury yield markets. We offer market-based deposit products consisting of MarketSafe® products, which provide investment capabilities for clients seeking portfolio diversification with respect to commodities and other indices, which are typically unavailable from our banking competitors. MarketSafe® deposits rate of return is based on the movement of a particular market index. In order to manage the risk that may occur from fluctuations in the related markets, we enter into offsetting options with exactly the same terms as the commodity linked MarketSafe® deposits, which provide an economic hedge.
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
During 2013, we created a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding) to facilitate private securitization transactions. Total securitizations by EverBank Funding through December 31, 2013 were $610.6 million. These securitization transactions issued certificates that were offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. No similar securitizations were performed during 2014.
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
Contractual Obligations and Credit Commitments
The following tables contain supplemental information regarding our total contractual obligations and credit commitments as of December 31, 2014:

Contractual Obligations and Credit Commitments					Table 51
	Payments Due by Period
(dollars in thousands)	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Contractual obligations
Deposits without a stated maturity(1)	$10,035,617	$—	$—	$—	$10,035,617
Time deposits	3,602,696	1,054,778	821,936	22	5,479,432
Other borrowings(2)	2,357,000	570,000	390,000	817,000	4,134,000
Trust preferred securities	—	—	—	103,750	103,750
Interest on interest-bearing debt(3)	110,184	141,843	162,264	194,760	609,051
Operating lease obligations	19,161	29,790	16,971	20,620	86,542
Interest rate swap agreements(4)	2,646	6,433	7,704	15,347	32,130
Forward contracts to sell residential mortgage loans (5)	1,235,905	—	—	—	1,235,905
Commitments to originate residential mortgage loans (6)	1,128,057	—	—	—	1,128,057
Strategic marketing and promotional arrangements	3,756	7,853	8,332	23,116	43,057
Total contractual obligations	$18,495,022	$1,810,697	$1,407,207	$1,174,615	$22,887,541
Credit commitments (7)
Unfunded commitments to extend credit (8)	$1,955,145	$187,553	$383,553	$58,344	$2,584,595
Standby letters of credit	859	—	—	—	859
Total credit commitments	$1,956,004	$187,553	$383,553	$58,344	$2,585,454
Total contractual obligations and credit commitments	$20,451,026	$1,998,250	$1,790,760	$1,232,959	$25,472,995
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

(3)
The variable interest rate component on other borrowings and trust preferred securities has been forecasted based on a yield curve at December 31, 2014 for the purpose of estimating future payments relating to these obligations. The fixed rate interest component is calculated based on the fixed rate in the debt agreement.

(4)
Interest rate swap amounts are derived from the forecast of three-month LIBOR at December 31, 2014 on all open swap positions at that date. Open swap positions relate to asset and liability hedge swaps and trust preferred hedge swaps.

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

(8)	Includes $905.3 of commercial and leasing pipeline.
Our liability for unrecognized tax benefits (UTBs) as of December 31, 2014 was $1.6 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in the table above. For further detail on the impact of income taxes refer to Note 19 in the consolidated financial statements.
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
For loans carried at lower of cost or market value, fair value estimates are derived from models using characteristics of loans. The key assumptions we use in the valuation models are prepayment speeds, loss estimates and the discount rate. Prepayment and credit loss assumptions based on the historical performance of the loans are adjusted for the current economic environment as appropriate. The discount rate used in these valuations is derived from the whole loan purchase market, adjusted for our estimate of the required yield for these loans. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such assets’ fair values.
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
Determining the amount of the ALLL is considered a critical accounting estimate, as it requires significant judgment, internally developed modeling and assumptions. Loans and leases are segmented into the following portfolio segments: (1) residential mortgages, (2) commercial and commercial real estate, (3) equipment financing receivables, (4) home equity lines and (5) consumer and credit card. We may also further disaggregate these portfolios into classes based on the associated risks within those segments. Residential mortgages, equipment financing receivables, home equity lines, and consumer and credit card each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability to repay and the description of underlying collateral. Significant judgment is used to determine the estimation method that fits the credit risk characteristics of each portfolio segment. We apply an average loss rate model on commercial and commercial real estate portfolios and certain equipment financing receivables, and a roll-rate methodology on our residential mortgages, certain equipment financing receivables, home equity lines and consumer and credit card portfolios. We use internally developed models in this process. Management must use judgment in establishing input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented. Loans and leases in every portfolio considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan and lease type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans and leases previously charged off are added to the allowance.
Reserves are determined for impaired commercial and commercial real estate loans, certain equipment financing receivables, and residential mortgages classified as TDR at the loan level. Reserves are established for these loans based upon an estimate of probable losses for the loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans for which impaired reserves are provided are excluded from the general reserve calculations described above to prevent duplicate reserves.
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
Acquired equipment financing receivables are recorded as the sum of expected lease payments and estimated residual values less unearned income, which includes purchased lease discounts. Unearned income and purchased lease discounts are recognized based on the expected cash flows using the effective interest method.
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
Derivative Financial Instruments
We use derivative financial instruments to hedge our exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. We use freestanding derivatives to manage the overall changes in price on loans held for sale or trading investments, including interest rate swaps, forward purchase and sales commitments and option contracts. We also have freestanding derivatives related to the fair value of the shares expected to be released to us from escrow which was recorded as a result of the Tygris acquisition and a recourse commitment asset which was recorded as a result of a 2011 purchase of a pool of loans. We offer various index-linked time deposit products to our clients with returns that are based on a variety of reference indices including commodities, foreign currency, precious metals and U.S. Treasury yields, and typically offset our exposure from such products by entering into hedging contracts. All derivatives are recognized on the balance sheet at fair value.
The fair value of interest rate swaps is determined by a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupons and notional amounts. Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout factor. The fair value of forward sales and optional forward purchase and sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics.
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
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact our operations, financial condition or liquidity in future periods. Refer to Note 3 of our consolidated financial statements included in this report for a discussion of recently issued accounting pronouncements that have been adopted by us during the year ended December 31, 2014 or that will only require enhanced disclosures in our financial statements in future periods.
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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EverBank Financial Corp and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of EverBank Financial Corp and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Assessment as to the Effectiveness of Internal Control Over Financial Reporting within Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EverBank Financial Corp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Jacksonville, Florida
February 20, 2015

EverBank Financial Corp and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(Dollars in thousands, except per share data)

	2014	2013
Assets
Cash and due from banks	$49,436	$46,175
Interest-bearing deposits in banks	317,228	801,603
Total cash and cash equivalents	366,664	847,778
Investment securities:
Available for sale, at fair value	776,311	1,115,627
Held to maturity (fair value of $118,230 and $107,921 as of December 31, 2014 and 2013, respectively)	115,084	107,312
Other investments	196,609	128,063
Total investment securities	1,088,004	1,351,002
Loans held for sale (includes $728,378 and $672,371 carried at fair value as of December 31, 2014 and 2013, respectively)	973,507	791,382
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	17,760,253	13,252,724
Allowance for loan and lease losses	(60,846)	(63,690)
Total loans and leases held for investment, net	17,699,407	13,189,034
Mortgage servicing rights (MSR), net	435,619	506,680
Deferred income taxes, net	—	51,375
Premises and equipment, net	56,457	60,733
Other assets	998,130	843,000
Total Assets	$21,617,788	$17,640,984
Liabilities
Deposits:
Noninterest-bearing	$984,703	$1,076,631
Interest-bearing	14,523,994	12,184,709
Total deposits	15,508,697	13,261,340
Other borrowings	4,004,000	2,377,000
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	253,747	277,881
Total Liabilities	19,870,194	16,019,971
Commitments and Contingencies (Note 25)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized and 6,000 issued and outstanding at December 31, 2014 and 2013) (Note 16)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized at December 31, 2014 and 2013; 123,679,049 and 122,626,315 issued and outstanding at December 31, 2014 and 2013, respectively)	1,237	1,226
Additional paid-in capital	851,158	832,351
Retained earnings	810,796	690,051
Accumulated other comprehensive income (loss) (AOCI), net of benefit for income taxes of $40,211 and $32,224 at December 31, 2014 and 2013, respectively	(65,597)	(52,615)
Total Shareholders’ Equity	1,747,594	1,621,013
Total Liabilities and Shareholders’ Equity	$21,617,788	$17,640,984
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	2014	2013	2012
Interest Income
Interest and fees on loans and leases	$694,588	$678,962	$574,443
Interest and dividends on investment securities	38,612	55,072	80,628
Other interest income	567	1,663	485
Total Interest Income	733,767	735,697	655,556
Interest Expense
Deposits	101,912	101,752	88,785
Other borrowings	67,048	75,020	52,977
Total Interest Expense	168,960	176,772	141,762
Net Interest Income	564,807	558,925	513,794
Provision for Loan and Lease Losses	24,533	12,038	31,999
Net Interest Income after Provision for Loan and Lease Losses	540,274	546,887	481,795
Noninterest Income
Loan servicing fee income	158,463	188,759	175,264
Amortization of mortgage servicing rights	(79,234)	(126,803)	(137,433)
Recovery (impairment) of mortgage servicing rights	8,012	94,951	(63,508)
Net loan servicing income (loss)	87,241	156,907	(25,677)
Gain on sale of loans	163,644	242,412	289,532
Loan production revenue	20,952	35,986	44,658
Deposit fee income	14,783	19,084	21,450
Other lease income	16,997	24,681	33,158
Other	33,622	40,321	6,651
Total Noninterest Income	337,239	519,391	369,772
Noninterest Expense
Salaries, commissions and other employee benefits expense	370,470	441,736	331,756
Equipment expense	69,332	85,920	70,856
Occupancy expense	30,647	35,087	25,581
General and administrative expense	168,493	285,495	307,377
Total Noninterest Expense	638,942	848,238	735,570
Income before Provision for Income Taxes	238,571	218,040	115,997
Provision for Income Taxes	90,489	81,300	41,955
Net Income	$148,082	$136,740	$74,042
Less: Net Income Allocated to Preferred Stock	(10,125)	(10,125)	(10,724)
Net Income Allocated to Common Shareholders	$137,957	$126,615	$63,318
Basic Earnings Per Common Share	$1.12	$1.04	$0.61
Diluted Earnings Per Common Share	$1.10	$1.02	$0.60
Dividends Declared Per Common Share	$0.14	$0.10	$0.04
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Net Income	$148,082	$136,740	$74,042
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to noninterest income	(5,596)	(4,225)	—
Unrealized gains (losses) due to changes in fair value	(6,914)	(18,304)	58,893
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	685	923	—
Tax effect	4,494	8,215	(22,327)
Change in unrealized gains (losses) on debt securities	(7,331)	(13,391)	36,566
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(27,177)	24,043	(36,503)
Reclassification of net unrealized losses (1)	18,032	52,701	11,103
Tax effect	3,494	(29,184)	9,799
Change in interest rate swaps	(5,651)	47,560	(15,601)
Other Comprehensive Income (Loss)	(12,982)	34,169	20,965
Comprehensive Income (Loss)	$135,100	$170,909	$95,007

(1)
Reclassification of net unrealized losses includes $31,036 recorded to other noninterest income for the year ended December 31, 2013. Included in interest expense is $18,032, $21,665 and $11,103 for the years ended December 31, 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2012	$3	$751	$561,247	$513,413	$(107,749)	$967,665
Net income	—	—	—	74,042	—	74,042
Other comprehensive income (loss)	—	—	—	—	20,965	20,965
Conversion of preferred stock	(3)	188	(185)	—	—	—
Issuance of common stock, net of issue costs	—	271	249,054	—	—	249,325
Repurchase of common stock	—	—	(360)	—	—	(360)
Issuance of preferred stock, net of issue costs	150,000	—	(5,675)	—	—	144,325
Share-based grants (including income tax benefits)	—	—	7,004	—	—	7,004
Cash dividends on common stock	—	—	—	(4,744)	—	(4,744)
Cash dividends on preferred stock	—	—	—	(7,046)	—	(7,046)
Balance, December 31, 2012	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	136,740	—	136,740
Other comprehensive income (loss)	—	—	—	—	34,169	34,169
Issuance of common stock	—	16	13,025	—	—	13,041
Share-based grants (including income tax benefits)	—	—	8,241	—	—	8,241
Cash dividends on common stock	—	—	—	(12,229)	—	(12,229)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2013	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	148,082	—	148,082
Other comprehensive income (loss)	—	—	—	—	(12,982)	(12,982)
Issuance of common stock	—	11	7,455	—	—	7,466
Share-based grants (including income tax benefits)	—	—	11,352	—	—	11,352
Cash dividends on common stock	—	—	—	(17,212)	—	(17,212)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2014	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Operating Activities:
Net income	$148,082	$136,740	$74,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	38,536	39,625	25,014
Depreciation and amortization of tangible and intangible assets	31,781	39,533	37,556
Reclassification of net loss on settlement of interest rate swaps	18,032	52,701	11,103
Amortization and impairment of mortgage servicing rights, net of recoveries	71,222	31,852	200,941
Deferred income taxes (benefit)	76,605	98,533	(31,417)
Provision for loan and lease losses	24,533	12,038	31,999
Loss on other real estate owned (OREO)	3,548	6,372	7,962
Gain on extinguishment of debt, net	—	(49,150)	—
Share-based compensation expense	7,040	4,779	4,252
Payments for settlement of forward interest rate swaps	(32,445)	(53,226)	(65,306)
Other operating activities	(7,322)	6,419	1,506
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	43,961	785,244	(1,674,185)
Other assets	177,568	235,651	282,163
Accounts payable and accrued liabilities	(14,891)	18,181	70,434
Net cash provided by (used in) operating activities	586,250	1,365,292	(1,023,936)
Investing Activities:
Investment securities available for sale:
Purchases	(132,885)	(212,399)	(210,717)
Proceeds from sales	149,062	159,043	—
Proceeds from prepayments and maturities	311,688	542,980	548,060
Investment securities held to maturity:
Purchases	(25,842)	(37,982)	(14,917)
Proceeds from prepayments and maturities	16,530	68,673	59,654
Purchases of other investments	(494,777)	(107,675)	(145,328)
Proceeds from sales of other investments	426,232	137,716	85,533
Net change in loans and leases held for investment	(5,533,188)	(1,065,181)	(1,679,579)
Cash paid for Warehouse Lending	—	—	(351,071)
Cash paid for Business Property Lending, Inc (BPL), net of cash acquired	—	—	(2,400,744)
Purchases of premises and equipment, including equipment under operating leases	(28,315)	(19,173)	(46,913)
Proceeds related to sale or settlement of other real estate owned	24,556	67,326	48,366
Proceeds from insured foreclosure claims	298,507	227,271	98,051
Purchases of mortgage servicing assets	—	(74,889)	(4,914)
Proceeds from sale of mortgage servicing assets	37,738	289	—
Other investing activities	21,732	24,851	6,776
Net cash used in investing activities	(4,928,962)	(289,150)	(4,007,743)
(Continued)

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Financing Activities:
Net increase in nonmaturity deposits	$424,716	$579,187	$1,464,991
Net increase (decrease) in time deposits	1,825,468	(450,923)	1,408,249
Net change in repurchase agreements	—	(142,322)	122,322
Increase in short-term Federal Home Loan Bank (FHLB) advances	1,376,000	153,500	130,000
Proceeds from long-term FHLB advances	375,000	400,000	2,036,000
Repayments of long-term FHLB advances, including early extinguishment	(100,000)	(1,184,427)	(371,928)
Payments for settlement of contingent consideration	(24,000)	(24,000)	—
Proceeds from issuance of common stock	7,466	13,041	257,827
Proceeds from issuance of preferred stock, net of issuance cost	—	—	144,325
Dividends paid	(27,336)	(19,823)	(11,790)
Other financing activities	4,284	3,489	616
Net cash provided by (used in) financing activities	3,861,598	(672,278)	5,180,612
Net change in cash and cash equivalents	(481,114)	403,864	148,933
Cash and cash equivalents at beginning of period	847,778	443,914	294,981
Cash and cash equivalents at end of period	$366,664	$847,778	$443,914

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$167,921	$175,932	$139,454
Income taxes	23,884	79,627	34,344
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
Accounting principles generally accepted in the United States of America require management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates relate to the Company’s allowance for loan and lease losses, loans and leases acquired with evidence of credit deterioration, contingent liabilities, and the fair values of investment securities, loans held for sale, MSR and derivative instruments. Because of the inherent uncertainties associated with any estimation process and future changes in market and economic conditions, it is possible that actual results could differ significantly from those estimates.
d) Supplemental Cash Flow Information — Noncash investing and financing activities are presented in the following table for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims	$654,818	$630,543	$517,543

Supplemental Schedules of Noncash Financing Activities:
Conversion of preferred stock	$—	$—	$135,585
See Note 6 for disclosures relating to noncash activities relating to loan transfers.
e) Reclassification — Certain prior year amounts have been aggregated or disaggregated to conform to the current year presentation. These reclassifications have no effect on previously reported net income available to common shareholders, earnings per common share, or shareholders’ equity.

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
c) Loans Held for Sale—Loans held for sale represent loans originated with the intent to sell or loans for which the Company no longer has the intent or ability to hold for the foreseeable future. The Company has elected the fair value option of accounting under generally accepted accounting principles (U.S. GAAP) for certain residential mortgage loans. Electing to use the fair value option of accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
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
Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties with respect to non-government-sponsored entities (GSE) purchases, or breach of contractual representations and warranties with respect to GSEs.  These guarantees are accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees, when the obligation is both probable and reasonably estimable. The guarantee is calculated at the fair value of the guaranty on the date of the loan sale or securitization. The corresponding provision is recognized as a reduction on the net gains on loan sales and securitization, and is reduced by a credit to earnings, as the guarantor is released from risk under the guarantee. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.  See Note 6 and Note 25 for further information related to these guarantees.
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
e) Equipment Financing Receivables Held for Investment—Originated equipment financing receivables are recorded as the sum of the future minimum loan and lease payments, initial deferred costs and estimated residual values less unearned income. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis or more frequently as warranted by events or circumstances. When the Company determines that the fair value of a equipment financing receivable is lower than the expected residual value of the leased asset at contract expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. Interest income is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of loans and leases are deferred and included in equipment financing receivables. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loan and lease using the effective interest method.
Acquired equipment financing receivables are recorded as the sum of expected loan and lease payments and estimated residual values less unearned income, which includes purchased loan and lease discounts. Unearned income is recognized based on the expected cash flows using the effective interest method.
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
For purposes of determining the allowance for loan and lease losses, the Company has segmented loans in the portfolio by product type. The Company’s loan and lease portfolio includes risk characteristics relevant to each segment such as loan type and guarantees as well as borrower type and geographic location. Loans are segmented into the following portfolio segments: (i) residential mortgages, (ii) commercial and commercial real estate, (iii) equipment financing receivables, (iv) home equity lines and (v) consumer and credit card. The Company also further disaggregates these portfolios into classes based on the associated risks within those segments. Residential mortgages are divided into two classes: residential and government insured loans. Commercial and commercial real estate loans are similarly divided into four classes: commercial, commercial real estate, lender finance and mortgage warehouse finance. Equipment financing receivables, home equity lines, and consumer and credit card are not further segmented.
Residential mortgages, equipment financing receivables, home equity lines, and consumer and credit card each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability to repay and the description of underlying collateral. Significant judgment is used to determine the estimation method that fits the credit risk characteristics of each portfolio segment. The Company uses internally developed models in this process. Management must use judgment in establishing input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented.
The foundation for the allowance related to residential mortgages, equipment financing receivables, home equity lines, and consumer and credit cards is a review of the applicable portfolios and the performance of those portfolios. The historical performance of each of these portfolios is analyzed by examining the level of charge-offs over a specific period of time. The historical average charge-off level for each portfolio is updated at least quarterly.
Once a residential mortgage is classified as a troubled debt restructuring (TDR), it is evaluated individually for impairment. These reserves are established based on an estimate of expected losses, which considers all available evidence as required under the applicable authoritative guidance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
In the Company’s commercial and commercial real estate and certain equipment financing receivable portfolios, the loss allowance for all loans not considered to be impaired is determined based upon historical loss experience, current economic conditions, industry and peer performance trends, geographic or borrower concentrations, the current business strategy and credit process, loan underwriting criteria, and other pertinent information.
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
Loans and leases in the equipment financing receivables portfolio are charged-off when the loan or lease becomes 150 days delinquent.
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
The Company uses an asset risk classification system consistent with guidelines established by the Office of the Comptroller of the Currency (OCC) as part of its efforts to monitor asset quality. In connection with examinations of insured institutions, both federal and state examiners also have the authority to identify problem assets and, if appropriate, classify them. There are five credit quality indicators for commercial and commercial real estate loans:

•	Pass—These loans represent an acceptable risk for the Company. The loans may represent loans that are secured with cash or other guarantees or that may experience a decline in earnings.

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
There are two credit quality indicators for residential mortgages, equipment financing receivables, home equity lines, and consumer and credit card loans:

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
Loans are derecognized and OREO recognized in other assets when real estate is acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure. OREO assets are carried at the carrying value of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less. See Note 11 for additional information.
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
Acquired loans that are accounted for under ASC 310-30 are excluded from being classified as nonaccrual when the Company can reasonably estimate cash flows.
i) Mortgage Servicing Rights—MSR are acquired through bulk purchases of MSR or by selling purchased or originated mortgage loans and agency mortgage-backed securities (MBS) with servicing rights retained. Originated mortgage servicing rights are recognized based on the fair values of the mortgage loans or securities and the related servicing rights at the date of sale using values derived from an internal model. MSR are amortized in proportion to, and over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment.

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
j) Premises and Equipment—Computer hardware and software, furniture, equipment, buildings and leasehold improvements are carried at amortized cost. Depreciation is computed using the straight-line method over the estimated useful lives of hardware, software, furniture, equipment and buildings ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the period the Company expects to occupy the leased space. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is considered not to be recoverable when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal. If it is determined that the carrying amount of the asset is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount for an asset exceeds its fair market value.
k) Goodwill and Intangible Assets—Goodwill, core deposit premiums and other intangible assets are included in other assets in the consolidated balance sheets.
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
l) Servicing and Corporate Advances—In the ordinary course of servicing residential and other mortgage loans, the Company routinely advances principal and interest payments to investors prior to their collection from mortgagors and payments of property taxes and insurance premiums in the event mortgagors have not funded their escrow accounts sufficiently (Servicing Advances). Additionally, the Company expends funds related to legal fees, property valuation fees, property inspection fees, maintenance and other preservation costs as required on properties that are in foreclosure (Corporate Advances). The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. Servicing and corporate advances are included in other assets in the consolidated balance sheets.
m) Foreclosure Claims Receivable—Foreclosure claims receivable represent receivables recognized by the Company for government-insured or guaranteed loans that have been foreclosed upon for which it has the intent and ability to recover its losses through the government guarantee. Such assets are measured based on the anticipated amount of the principal and interest expected to be recovered under the claim. These receivables are reviewed periodically for impairment. A valuation allowance is established based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. The receivable is presented net of the related valuation allowance and is included in other assets in the consolidated balance sheets.
n) Other Real Estate Owned—OREO consists of property that has been acquired by foreclosure or by deed in lieu of foreclosure. The properties are carried at the lower of cost or fair value (less estimated costs to sell) and are included in other assets in the consolidated balance sheets. Costs relating to the development and improvement of property are capitalized, to the extent the balance does not exceed fair value (less cost to sell), whereas those relating to maintaining the property are charged to expense. Subsequent declines in value are based on valuations and are separately reserved until the property is sold.
o) Equipment Under Operating Leases, Net—Equipment under operating leases is carried at amortized cost and is included in other assets in the consolidated balance sheets. Equipment under operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis or more frequently as warranted by events or circumstances.
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
p) Deposits—Deposits with clients include noninterest-bearing and interest-bearing demand deposits, savings and money market accounts, and time deposits. The Company offers deposits denominated in United States (U.S.) dollars as well as various foreign currencies. Foreign-currency denominated deposits are recorded at the spot rate, with any foreign currency gain or loss recognized as an adjustment to the carrying value. To manage the risk that may occur from fluctuations in world currency markets, the Company enters into short-term forward foreign exchange contracts.
The Company also offers certain time deposits that provide clients the option to receive payments at maturity based on increases in various metal, commodity, foreign currency and U.S. Treasury yield indices. This potential payment to the client qualifies as an embedded derivative. Changes in the fair value of these derivatives are recognized in other noninterest income. The Company purchases options as an economic hedge for these embedded options with changes in the fair value of these options also recognized in other noninterest income. See Note 23 for additional information.
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
u) Segment Information—ASC 280, Segment Reporting, requires the reporting of information about a company’s operating segments using a management approach. This requires that reportable segments be identified based upon those components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company reports the results of its operations through three reportable segments: Consumer Banking, Commercial Banking, and Corporate Services. See Note 30 for additional information on the Company’s segments.
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
The Company also offers various deposit products to its clients, with returns that are based upon a variety of reference indices, including commodities, foreign currency, precious metals and U.S. Treasury yields and typically offsets its exposure from such products by entering into financial contracts. The client accommodations and any offsetting financial contracts are treated as freestanding derivatives. Other freestanding derivatives are used to manage the overall changes in price on loans held for sale or trading investments and include interest rate swaps, forward and optional forward purchase and sales commitments and option contracts.
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
Freestanding Derivatives:
Interest Rate Lock Commitments (IRLCs)—In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans at interest rates that are determined prior to funding. IRLCs for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value at inception. Cash flows related to IRLCs are included in operating activities on the statement of cash flows.
Changes in value subsequent to inception are based on changes in the fair value of the underlying loan and changes in the probability that the loan will fund within the terms of the commitment, affected primarily by changes in interest rates and the passage of time. The aggregate fair value of IRLCs on the balance sheet is recorded in other assets or accounts payable and accrued liabilities with changes in the fair value recognized as gain on sale of loans in the consolidated statements of income. The interest exposure on the Company’s IRLCs is economically hedged with forward and optional forward purchase and sales commitments.
Forward and Optional Forward Purchase and Sales Commitments—The Company uses forward purchase and sales commitments and optional forward purchase and sales commitments to manage its exposure to interest rate risk related to loans held for sale. The fair values of these forward and optional forward purchase and sales commitments are recorded in other assets and accounts payable and accrued liabilities. Changes in the fair value of these derivatives are reported as gain on sale of loans in the consolidated statements of income. Cash flows related to forward and optional forward purchase and sales commitments are included in operating activities on the statement of cash flows to match the cash flows of the economically hedged item.
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
Options and Options Embedded in Client Deposits—The Company purchases options tied to increases in various foreign currency, commodity, metals or U.S. treasury yield indices for a specified term, generally three to eight years, to manage its exposure to changes in the fair value of options embedded in deposit offerings to clients. These options and the related options embedded in client deposits are recorded as freestanding derivatives in other assets, deposits or accounts payable and accrued liabilities. The derivatives are carried at fair value, with changes in fair value recognized in other noninterest income. Cash flows related to options and embedded options are included in operating activities on the statement of cash flows.
Interest Rate Swaps and Interest Rate Swap Futures—From time to time the Company enters into interest rate swaps and swap futures to manage its exposure to interest rate risk associated with IRLCs and loans held for sale. Interest rate swaps and interest rate swap futures are recorded as freestanding derivatives in other assets or accounts payable and accrued liabilities and are carried at fair value, with changes in fair value recognized in other noninterest income. Cash flows related to interest rate swaps and futures are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
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
3.  Recent Accounting Pronouncements
Consolidation - In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-2, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities involved with VIEs that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Upon adoption, ASU 2015-2 provides for transition through either a full retrospective approach or a modified retrospective approach, which requires restatement as of the beginning of the fiscal year of adoption through a cumulative-effect adjustment to retained earnings. ASU 2015-2 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2015-2 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
Hybrid Financial Instruments - In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity, which will eliminate diversity in practice associated with the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 clarifies that no single term or feature, stated or implied, would necessarily determine the economic characteristics and risks of the host contract in determining whether it is more akin to debt or equity. Although an individual term or feature may weigh more heavily in the evaluation, the final determination must be made based on all economic characteristics and risks of the entire hybrid financial instrument. Once the nature of the host contract is determined, any embedded features considered to be derivatives would be evaluated for bifurcation from the host contract. ASU 2014-16 is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The Company notes that its Series A Preferred Shares were determined upon issuance to be more akin to equity with no embedded features having been determined to be derivatives. As such, the adoption of ASU 2014-16 is not expected to have a material impact on the Company’s consolidated financial statements.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - In August 2014, the FASB issued ASU 2014-14, Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which will eliminate diversity in practice relating to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration (FHA) or the Department of Veterans Affairs (VA) guaranteed loans, upon foreclosure. Under ASU 2014-14 a mortgage must be derecognized and a separate other receivable recognized upon foreclosure when the loan possesses a non-separable government guarantee that the creditor has both the intent and ability to exercise and for which any amount of the claim determined on the basis of the fair value of the real estate is fixed. Other receivables recognized under this guidance are to be measured based on the amount of the principal and interest expected to be recovered from the guarantor. ASU 2014-14 is effective for interim and annual reporting periods beginning after December 15, 2014. The guidance set forth in ASU 2014-14 is consistent with the Company’s current practice for the classification of government-guaranteed mortgage loans upon foreclosure. As such, the adoption of ASU No. 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements.
Repurchase-to-Maturity Transactions - In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures, which changes the accounting for repurchase-to-maturity transactions. Repurchase-to-maturity transactions represent repurchase agreements where the maturity of the security transferred as collateral matches the maturity of the repurchase agreement. Under ASU 2014-11, repurchase-to-maturity transactions will be accounted for as secured borrowings similar to other repurchase agreements. ASU 2014-11 also modifies the accounting for repurchase financings, which represent the concurrent transfer of a financial asset and the execution of a repurchase agreement with the same counterparty. Under ASU 2014-11, the transfer and repurchase agreement are accounted for separately with the repurchase agreement accounted for as a secured borrowing. ASU 2014-11 requires additional disclosure regarding certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred assets through an agreement with the same counterparty, as well as, information about repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. ASU 2014-11 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods with early adoption permitted. The adoption of ASU 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.
Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606), which supersedes the guidance in former ASC 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To satisfy this objective, ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also implements enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods with early adoption prohibited. Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
Presentation of Residential Mortgage Loans Upon Foreclosure - In January 2014, the FASB issued ASU 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods. The guidance set forth in ASU 2014-04 is consistent with the Company’s current practice for derecognizing residential mortgage loans. As such, the adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated financial statements but may result in additional disclosure.
4.  Acquisition Activities
Acquisition of Business Property Lending, Inc. - On October 1, 2012, EB, a wholly owned subsidiary of the Company, acquired 100% of the outstanding common shares of BPL, a wholly owned subsidiary of General Electric Capital Corporation. The acquisition provided the Company with an established operating platform for expanding its capacity to originate commercial real estate loans to small and mid-size business clients nationwide.
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

Selected unaudited pro forma results of operations for the year ended December 31, 2012, assuming the BPL acquisition had occurred as of January 1, 2011, are as follows:

2012
Net interest income after provision for loan and lease losses	$550,524
Noninterest income	383,137
Net income	111,624
Net income attributable to common shareholders	100,900
Pro forma earnings per common share, basic	$0.95
Pro forma earnings per common share, diluted	0.93
Pro Forma Adjustments
Net interest income after provision for loan and lease losses was increased by $58,439 for the year ended December 31, 2012 due to a reduction of interest expense as a result of the change in debt structure of the business upon acquisition, partially offset by the amortization of premiums recorded in purchase accounting and the recording of future expected provision expense due to the elimination of the allowance for loan losses in purchase accounting.
Noninterest income was reduced by $2,605 for the year ended December 31, 2012 to reflect the amortization of the commercial mortgage servicing rights recognized at acquisition. The amounts were determined by amortizing the fair value recorded at acquisition in proportion to and over the estimated life of the projected net servicing revenue including estimating the timing of prepayments and without any anticipated impairment of the related servicing rights.
Net income was decreased by $525 for the year ended December 31, 2012 to reflect the amortization of the intangible assets recognized at acquisition. For the year ended December 31, 2012, this decrease was offset by the elimination of $4,334 of transaction costs incurred. Net income also decreased by $20,237 for the year ended December 31, 2012 to reflect the tax effects of the pro forma adjustments using a statutory tax rate of 35%.
5.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of December 31, 2014 and 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
2014
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
Asset-backed securities (ABS)	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	$776,879	$6,037	$6,605	$776,311	$776,311
Held to maturity:
Residential CMO securities - agency	$27,801	$788	$—	$28,589	$27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Corporate securities	—	—	—	—	—
Total held to maturity securities	$115,084	$3,468	$322	$118,230	$115,084
2013
Available for sale:
Residential CMO securities - nonagency	$1,097,293	$15,253	$3,275	$1,109,271	$1,109,271
Asset-backed securities	4,144	—	1,058	3,086	3,086
Other	2,933	337	—	3,270	3,270
Total available for sale securities	$1,104,370	$15,590	$4,333	$1,115,627	$1,115,627
Held to maturity:
Residential CMO securities - agency	$41,347	$1,408	$5	$42,750	$41,347
Residential MBS - agency	65,965	754	1,548	65,171	65,965
Total held to maturity securities	$107,312	$2,162	$1,553	$107,921	$107,312

The Company's residential nonagency CMO securities represent securities that are substantially backed by jumbo loans. At December 31, 2014 and 2013, investment securities with a carrying value of $166,836 and $181,836, respectively, were pledged to secure other borrowings, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, including collateralized mortgage obligation securities, are disclosed without a specific maturity in the table below as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

	Amortized Cost	Fair Value
2014
Available for sale:
After ten years	$1,800	$1,395
Not due at a single maturity date	775,002	774,446
	$776,802	$775,841
Held to maturity:
Not due at a single maturity date	$115,084	$118,230
For the years ended December 31, 2014, 2013 and 2012 gross gains of $5,596, $4,225 and $0 were realized on available for sale investments in other noninterest income. There were no gross losses realized on available for sale investments over this period. The cost of investments sold is calculated using the specific identification method.
The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
Debt securities:
Residential CMO securities - nonagency	$317,042	$3,900	$31,010	$2,300	$348,052	$6,200
Residential MBS - agency	6,788	63	11,670	259	18,458	322
Asset-backed securities	—	—	1,395	405	1,395	405
Total debt securities	$323,830	$3,963	$44,075	$2,964	$367,905	$6,927
2013
Debt securities:
Residential CMO securities - nonagency	$169,829	$3,012	$10,932	$263	$180,761	$3,275
Residential CMO securities - agency	887	5	—	—	887	5
Residential MBS - agency	54,355	1,548	—	—	54,355	1,548
Asset-backed securities	—	—	3,086	1,058	3,086	1,058
Total debt securities	$225,071	$4,565	$14,018	$1,321	$239,089	$5,886
The Company had unrealized losses at December 31, 2014 and 2013 on residential CMO securities, residential agency MBS, and ABS. The unrealized losses are primarily attributable to weak market conditions. Based on the nature of impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At December 31, 2014, the Company had 58 debt securities in an unrealized loss position. A total of 39 were in an unrealized loss position for less than 12 months. These 39 securities consisted of 36 residential nonagency CMO securities and three residential agency MBS. The remaining 19 debt securities were in an unrealized loss position for 12 months or longer. These 19 securities consisted of three ABS, three residential agency MBS and 13 nonagency residential CMO securities. Of the $6,927 in unrealized losses, $5,061 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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

During the year ended December 31, 2014, the Company recognized non-credit OTTI in earnings of $685 on available for sale residential nonagency CMO securities with no OTTI recognized on held to maturity securities. These OTTI losses represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution resulting in the inability to hold these investments to recovery. During the year ended December 31, 2013, the Company recognized non-credit OTTI in earnings of $923 on available for sale residential nonagency CMO securities and $2,375 on a held to maturity corporate security when the initial OTTI was recognized due to the Volcker rule. Subsequent to the OTTI in 2013, the impaired corporate security was reclassified as available for sale with a post-impairment carrying value totaling $2,625 and was disposed during 2014.
During the years ended December 31, 2014, 2013, and 2012 interest and dividend income on investment securities was comprised of the following:

	2014	2013	2012
Interest income on available for sale securities	$30,549	$49,178	$72,017
Interest income on held to maturity securities	3,293	2,707	6,093
Other interest and dividend income	4,770	3,187	2,518
	$38,612	$55,072	$80,628
All investment interest income recognized by the Company during the year ended December 31, 2014, 2013 and 2012 was fully taxable.
Other Investments—Other investments as of December 31, 2014 and 2013 are as follows:

	2014	2013
FHLB stock	$195,180	$125,885
Other	1,429	2,178
Total	$196,609	$128,063
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
The FHLB stock held by the Company is carried at cost and is subject to recoverability testing similar to investment securities. The Company considers the FHLB’s operating performance, liquidity and funding position, credit ratings and ability to meet statutory and regulatory requirements in assessing the recoverability of the investment. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Company’s investment. As of December 31, 2014, the Company did not recognize an impairment charge related to the Company’s FHLB stock holdings. There can be no assurance, however, that future negative changes in the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.
6.  Loans Held for Sale
Loans held for sale as of December 31, 2014 and 2013, consist of the following:

	2014	2013
Mortgage warehouse (carried at fair value)	$410,948	$613,459
Other residential (carried at fair value)	317,430	58,912
Total loans held for sale carried at fair value	728,378	672,371
Government insured pool buyouts	12,583	53,823
Other residential	232,546	8,939
Commercial and commercial real estate	—	56,249
Total loans held for sale carried at lower of cost or market	245,129	119,011
Total loans held for sale	$973,507	$791,382
    The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. The Company currently originates, with the intent to sell, conforming agency residential loans within its mortgage warehouse and fixed rate preferred jumbo residential mortgage loans.
A majority of the loans held for sale that are carried at the lower of cost or market represent loans that were transferred from the held for investment portfolio to the held for sale portfolio. Government insured pool buyouts held at the lower of cost or market represent government insured loans that have re-performed and are now eligible to be re-securitized. These loans are generally acquired from a third party or bought out of our servicing pools while delinquent and placed into loans held for investment as they must become current before they are eligible for securitization. Once the loan re-performs and becomes eligible for securitization, the loan is transferred to the held for sale portfolio and sold or securitized. Other residential and commercial and commercial real estate loans held at the lower of cost or market represent loans for which the Company has changed its intent and no longer intends to hold these loans for the foreseeable future.
In conjunction with the sale of loans and leases, the Company may be exposed to limited liability related to recourse agreements and repurchase agreements made to its issuers and purchasers, which are included in commitments and contingencies in Note 25. Commitments and contingencies include amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 25 for the maximum exposure to loss for material breach of contractual representations and warranties.
The following is a summary of cash flows related to transfers accounted for as sales for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Proceeds received from agency securitizations	$4,832,193	$9,031,693	$8,297,369

Proceeds received from nonsecuritizations sales - residential	1,937,032	1,641,101	361,168
Proceeds received from nonsecuritizations sales - commercial and commercial real estate	94,617	74,551	—
Proceeds received from nonsecuritizations sales - equipment financing receivables	20,975	—	—
Proceeds received from nonsecuritizations sales	$2,052,624	$1,715,652	$361,168

Repurchased loans from agency securitizations	$5,961	$4,738	$7,363
Repurchased loans from nonagency sales	4,078	19,234	31,494
In connection with these transfers, the Company recorded servicing assets in the amount of $57,877 and $100,426 for the years ended December 31, 2014 and 2013. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 9 for information relating to servicing activities and MSR. The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to our fair value option loans, and the offsetting hedging positions.
The Company periodically transfers conforming residential Ginnie Mae (GNMA) mortgages in exchange for mortgage-backed securities.  As of December 31, 2014 and 2013, the Company retained $9,001 and $50,534, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
During the years ended December 31, 2014 and 2013, the Company transferred $231,434 and $810,885 of both residential mortgage loans and government insured loans from loans held for sale to loans held for investment at lower of cost or market as the Company no longer has the intention to sell these loans to a third party. The 2013 transfers were originated residential preferred jumbo adjustable rate mortgages (ARM) which were originally intended to be sold in the secondary market at the time of origination, but as a result of changing economic conditions and the Company's capacity and desire to hold these loans on the balance sheet, the Company changed its intentions and now plans to hold these loans for the foreseeable future and thus transferred these loans to the held for investment portfolio. A majority of the 2014 loan transfers were originated residential preferred jumbo ARMs.
During the year ended December 31, 2014, the Company transferred $2,132,227 of loans from held for investment to held for sale at lower of cost or market. Of those transfers, $562,137 were government insured loans initially acquired for the held for investment portfolio, but were transferred to held for sale as they re-performed and were eligible to be re-securitized. The Company transferred and sold interest only loans of $343,542 and troubled debt restructuring and non-performing loans of $79,075. These interest only and troubled debt restructuring loans were selected for sale due to the increased Federal Deposit Insurance Corporation (FDIC) assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. During the same period the Company transferred $1,082,274 of longer duration preferred ARMs due to the decrease in balance sheet capacity as a result of third party loan acquisitions of $3,140,980 of which a majority were shorter duration GNMA pool buyouts. In addition, during the year ended December 31, 2014 the Company transferred and sold $44,438 of commercial loans to help reduce its concentration in a certain segment of its commercial real estate portfolio and $20,761 of equipment financing receivables. During the year ended December 31, 2013, the Company transferred $725,610 of loans held for investment to held for sale at the lower of cost or market. The majority of these loans were government insured pool buyouts initially acquired for the held for investment portfolio. These loans were transferred to held for sale as they re-performed and were eligible to be re-securitized into GNMA securities.
Loans transfers from held for sale to held for investment and transfers from held for investment to held for sale represent noncash activities within the operating and investing sections of the statement of cash flows.
7.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Residential mortgages	$9,920,070	$7,044,743
Commercial and commercial real estate	5,646,690	4,812,970
Equipment financing receivables	2,031,570	1,237,941
Home equity lines	156,869	151,916
Consumer and credit card	5,054	5,154
Total loans and leases held for investment, net of unearned income	17,760,253	13,252,724
Allowance for loan and lease losses	(60,846)	(63,690)
Total loans and leases held for investment, net	$17,699,407	$13,189,034

As of December 31, 2014 and 2013, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	2014	2013
Net purchased loan and lease discounts	$47,108	$102,416
Net deferred loan and lease origination costs	94,778	54,107
For the years ended December 31, 2014 and 2013, the Company's significant third-party purchases included residential mortgages of $3,140,980 and $179,097, respectively. For the year ended December 31, 2014, the Company also purchased equipment financing receivables of $235,337. In addition, the Company purchased into commercial credit facilities with outstanding commitments of $222,500 and $327,843 and outstanding balances of $95,339 and $176,586 at December 31, 2014 and 2013, respectively. For additional information on the Company’s acquisition activities see Note 4.
Equipment Financing Receivables—Equipment financing receivables are collateralized by a secured interest in the equipment and, in certain circumstances, additional collateral and/or guarantees. As of December 31, 2014 and 2013, the components of net equipment financing receivables are as follows:

	2014	2013
Loans receivable	$517,497	$198,469
Minimum lease payments receivable	1,515,144	1,063,796
Residuals	144,953	85,130
Unearned income	(180,636)	(127,730)
Equipment financing receivables, net of unearned income	1,996,958	1,219,665
Net deferred loan and lease origination costs	35,038	23,591
Purchased loan and lease discounts	(426)	(5,315)
	2,031,570	1,237,941
Allowance for loan and lease losses	(8,649)	(4,273)
Equipment financing receivables, net	$2,022,921	$1,233,668
The following is a schedule of future minimum lease payments to be received on leases held for investment at December 31, 2014:

2015	$496,788
2016	407,583
2017	295,617
2018	189,154
2019	93,782
Thereafter	32,220
Minimum lease payments receivable	$1,515,144
Concentration of Credit Risk—The Company originates residential mortgages, commercial and commercial real estate loans, home equity loans, credit card loans, leases, and other consumer loans nationwide.
The balance of residential loans held for investment that are not government insured totaled $6,324,965 and $5,153,106 as of December 31, 2014 and 2013. These loans primarily represent jumbo loans that cannot be delivered to governmental agencies via sale or securitization as their original principal balance exceeds acceptable limits.
Although the Company’s loan and lease portfolio is diversified, a significant portion of the portfolio is collateralized by real estate and commercial equipment. The Company’s lending policy related to the real estate portfolio requires real estate loan collateral based upon several factors, including certain loan-to-appraised-value ratios and borrower credit history, while the lending policy related to commercial loans and commercial lines of credit considers several factors, including potential secured interests in collateral, the availability of guarantors and borrower and guarantor credit histories. Our exposure to losses on loans and leases collateralized with real estate or equipment is generally limited to the difference between the net recorded investment in the loan and the fair value of the related collateral less costs to sell. Losses for loans without real estate or equipment as collateral will depend upon any available guarantees or other potential sources of recovery. Due to the highly variable nature of property values and economic performance from region to region, geographic concentrations are one source of information regarding potential losses inherent in the existing portfolio.

The 5 highest concentration percentages by state for each category of the Company’s loan and lease portfolio and the corresponding states’ percentages of the U.S. population at December 31, 2014 are as follows:

	Percentage of Loan Portfolio
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	% of U.S. Population
California	26%	13%	11%	12%
Florida	9	14	9	6
New York	7	7	7	6
New Jersey	6		6	3
Texas	6	7	11	8
Illinois		6		4
The Company notes that an additional factor in evaluating concentration of credit risk arises from evaluating loans for which a higher risk of future default may exist due to a potential triggering event. Loans such as negative amortizing loans and interest only loans provide for an extended period of low payments followed by a period of higher payments as the principal balance begins to be due. Such loans experience a higher risk of default when the principal balance becomes due and borrowers may be unable to make the new loan payment. For December 31, 2014 and 2013, the Company did not originate negative amortizing loans. The net recorded investment in interest-only loans was $1,509,966 and $2,017,756 for residential loans and $796,277 and $561,760 for commercial, commercial real estate loans and commercial lines of credit at December 31, 2014 and 2013, respectively.
    The Company notes that the large commercial revolving lines of credit originated within our mortgage warehouse finance operations are excluded from the concentration analysis above. These lines of credit represent large commitments to financial services companies, typically mortgage banking companies, with a total commitment amount of $2,290,000 and an outstanding balance of $1,356,651 extended to 35 borrowers at December 31, 2014. The average commitment to one borrower within this population as of December 31, 2014 was $65,429 with an average outstanding balance of $38,761. The maximum commitment to a single borrower within this population represents a commitment of $125,000. Many of these financial services companies utilize their lines of credit to fund transactions throughout the U.S. and thus geographical concentration is less indicative of the concentration risk associated with these lines. Advances taken on these lines of credit are primarily collateralized by agency and government residential loans originated by our clients. For more information on unfunded commitments on outstanding lines of credit see Note 25.
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Contractual payments receivable for acquired loans and leases at acquisition	$5,341,257	$345,890
Expected cash flows for acquired loans and leases at acquisition	3,326,356	193,549
Basis in acquired loans and leases at acquisition	3,122,591	179,027
Information pertaining to the ACI portfolio as of December 31, 2014 and 2013 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
2014
Carrying value, net of allowance	$2,616,728	$194,599	$2,811,327
Outstanding unpaid principal balance	2,655,497	198,061	2,853,558
Allowance for loan and lease losses, beginning of year	4,925	9,834	14,759
Allowance for loan and lease losses, end of year	5,974	2,042	8,016

	Residential	Commercial and Commercial Real Estate	Total
2013
Carrying value, net of allowance	$646,470	$331,771	$978,241
Outstanding unpaid principal balance	696,222	339,179	1,035,401
Allowance for loan and lease losses, beginning of year	5,175	16,789	21,964
Allowance for loan and lease losses, end of year	4,925	9,834	14,759
The Company recorded a reduction of provision for loan loss of $130 and a provision for loan loss of $929 for the ACI portfolio for the years ended December 31, 2014 and 2013, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the years ended December 31, 2014 and 2013:

2014	Residential	Commercial and Commercial Real Estate	Total
Balance, beginning of year	$101,183	$59,663	$160,846
Additions	203,765	—	203,765
Accretion	(77,232)	(18,721)	(95,953)
Reclassifications to accretable yield	15,456	20,658	36,114
Transfer from loans held for investment to loans held for sale	(2,522)	(344)	(2,866)
Balance, end of year	$240,650	$61,256	$301,906

2013	Residential	Commercial and Commercial Real Estate	Total
Balance, beginning of year	$111,868	$108,540	$220,408
Additions	12,174	—	12,174
Accretion	(42,904)	(29,862)	(72,766)
Reclassifications to accretable yield	20,045	17,116	37,161
Transfer from loans held for investment to loans held for sale	—	(36,131)	(36,131)
Balance, end of year	$101,183	$59,663	$160,846

8. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Transfers to loans held for sale	(5,049)	(2,482)	—	(191)	—	(7,722)
Provision for loan and lease losses	10,920	2,494	9,285	1,674	160	24,533
Charge-offs	(8,366)	(6,913)	(5,797)	(1,033)	(91)	(22,200)
Recoveries	1,096	9	888	552	—	2,545
Balance, end of year	$25,098	$23,095	$8,649	$3,814	$190	$60,846

	2013
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Transfers to loans held for sale	—	(4,097)	—	—	—	(4,097)
Provision for loan and lease losses	6,745	2,352	4,139	(1,150)	(48)	12,038
Charge-offs	(15,575)	(12,917)	(3,651)	(1,816)	(69)	(34,028)
Recoveries	1,696	4,786	604	513	76	7,675
Balance, end of year	$26,497	$29,987	$4,273	$2,812	$121	$63,690

	2012
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$43,454	$28,209	$3,766	$2,186	$150	$77,765
Provision for loan and lease losses	8,753	14,195	2,811	6,126	114	31,999
Charge-offs	(19,226)	(8,597)	(3,671)	(3,295)	(163)	(34,952)
Recoveries	650	6,056	275	248	61	7,290
Balance, end of year	$33,631	$39,863	$3,181	$5,265	$162	$82,102
During the year ended December 31, 2014, in conjunction with the sale of residential TDR and non-performing residential loans, the Company transferred loans with a net recorded investment of $79,075 and the related impairment reserve of $5,049, which was individually evaluated, from loans held for investment to loans held for sale with no additional provision having been recorded. During the year ended December 31, 2013, in conjunction with the sale of non-performing commercial loans, the Company transferred loans with a net recorded investment of $77,731 from loans held for investment to loans held for sale including $33,948 in ACI loans and $43,783 in loans individually evaluated for impairment resulting in the recognition of an additional provision for loan losses of $3,180.
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of December 31, 2014 and 2013:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2014
Residential mortgages	$2,896	$16,228	$5,974	$25,098
Commercial and commercial real estate	720	20,333	2,042	23,095
Equipment financing receivables	—	8,649	—	8,649
Home equity lines	—	3,814	—	3,814
Consumer and credit card	—	190	—	190
Total allowance for loan and lease losses	$3,616	$49,214	$8,016	$60,846

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2014
Residential mortgages	$16,642	$7,280,726	$2,622,702	$9,920,070
Commercial and commercial real estate	42,267	5,407,782	196,641	5,646,690
Equipment financing receivables	—	2,031,570	—	2,031,570
Home equity lines	—	156,869	—	156,869
Consumer and credit card	—	5,054	—	5,054
Total loans and leases held for investment	$58,909	$14,882,001	$2,819,343	$17,760,253

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2013
Residential mortgages	$9,134	$12,438	$4,925	$26,497
Commercial and commercial real estate	248	19,905	9,834	29,987
Equipment financing receivables	—	4,273	—	4,273
Home equity lines	—	2,812	—	2,812
Consumer and credit card	—	121	—	121
Total allowance for loan and lease losses	$9,382	$39,549	$14,759	$63,690

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
2013
Residential mortgages	$90,472	$6,302,876	$651,395	$7,044,743
Commercial and commercial real estate	22,747	4,448,618	341,605	4,812,970
Equipment financing receivables	—	1,237,941	—	1,237,941
Home equity lines	—	151,916	—	151,916
Consumer and credit card	—	5,154	—	5,154
Total loans and leases held for investment	$113,219	$12,146,505	$993,000	$13,252,724

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel as updated information is obtained. The Company monitors the credit quality of all other loan types based on performing status. For a detailed description of the risk grading, refer to Note 2.
The following tables present the recorded investment for loans and leases by credit quality indicator as of December 31, 2014 and 2013:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2014
Residential mortgages:
Residential (1)	$6,302,172	$—	$22,793	$6,324,965
Government insured pool buyouts (2) (3)	3,096,877	498,228	—	3,595,105
Equipment financing receivables	2,020,613	—	10,957	2,031,570
Home equity lines	154,506	—	2,363	156,869
Consumer and credit card	5,016	—	38	5,054
Total	$11,579,184	$498,228	$36,151	$12,113,563

	Pass	Special Mention	Substandard	Doubtful	Total
2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,356,651	$—	$—	$—	$1,356,651
Lender finance	749,393	13,060	—	—	762,453
Other commercial finance	63,460	—	351	—	63,811
Commercial real estate	3,325,936	34,010	103,829	—	3,463,775
Total commercial and commercial real estate	$5,495,440	$47,070	$104,180	$—	$5,646,690

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2013
Residential mortgages:
Residential (1)	$5,096,589	$—	$56,517	$5,153,106
Government insured pool buyouts (2) (3)	1,219,719	671,918	—	1,891,637
Equipment financing receivables	1,233,414	—	4,527	1,237,941
Home equity lines	148,646	—	3,270	151,916
Consumer and credit card	5,117	—	37	5,154
Total	$7,703,485	$671,918	$64,351	$8,439,754

	Pass	Special Mention	Substandard	Doubtful	Total
2013
Commercial and commercial real estate:
Mortgage warehouse finance	$944,219	$—	$—	$—	$944,219
Lender finance	592,621	—	—	—	592,621
Other commercial finance	84,639	135	1,106	—	85,880
Commercial real estate	2,989,493	34,012	166,745	—	3,190,250
Total commercial and commercial real estate	$4,610,972	$34,147	$167,851	$—	$4,812,970

(1)	For the periods ended December 31, 2014 and December 31, 2013, performing residential mortgages included $6,287 and $7,879, respectively of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended December 31, 2014 and December 31, 2013, performing government insured pool buyouts included $2,143,384 and $350,312, respectively of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of December 31, 2014 and 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
2014
Residential mortgages:
Residential	$9,941	$4,817	$22,793	$37,551	$6,230,161	$6,267,712
Government insured pool buyouts (1)	50,955	32,869	498,228	582,052	447,604	1,029,656
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,356,651	1,356,651
Lender finance	—	—	—	—	762,453	762,453
Other commercial finance	1	—	—	1	59,654	59,655
Commercial real estate	1,139	—	2,498	3,637	3,267,653	3,271,290
Equipment financing receivables	18,521	4,114	3,263	25,898	2,005,672	2,031,570
Home equity lines	1,040	845	2,363	4,248	152,621	156,869
Consumer and credit card	16	7	38	61	4,993	5,054
Total loans and leases held for investment	$81,613	$42,652	$529,183	$653,448	$14,287,462	$14,940,910

2013
Residential mortgages:
Residential	$10,145	$4,683	$56,517	$71,345	$5,011,257	$5,082,602
Government insured pool buyouts (1)	90,795	55,666	671,918	818,379	492,367	1,310,746
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	944,219	944,219
Lender finance	—	—	—	—	592,621	592,621
Other commercial finance	—	2	1,005	1,007	77,059	78,066
Commercial real estate	2,909	—	—	2,909	2,853,550	2,856,459
Equipment financing receivables	7,277	3,098	1,024	11,399	1,226,542	1,237,941
Home equity lines	2,614	396	3,270	6,280	145,636	151,916
Consumer and credit card	23	12	37	72	5,082	5,154
Total loans and leases held for investment	$113,763	$63,857	$733,771	$911,391	$11,348,333	$12,259,724

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of December 31, 2014 and 2013:

	2014			2013
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$10,618	$10,162	$2,896	$67,663	$64,079	$9,134
Commercial and commercial real estate:
Commercial real estate	14,566	11,290	720	1,161	1,172	248
Total impaired loans with an allowance recorded	$25,184	$21,452	$3,616	$68,824	$65,251	$9,382

Without a related allowance recorded:
Residential mortgages:
Residential	$7,466	$6,480		$34,898	$26,393
Commercial and commercial real estate:
Commercial real estate	41,955	30,977		23,281	21,575
Total impaired loans without an allowance recorded	$49,421	$37,457		$58,179	$47,968

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$44,584	$1,237	$93,722	$2,805	$91,250	$2,457
Commercial and commercial real estate:
Commercial	—	—	3,972	2	9,130	43
Commercial real estate	41,576	1,102	68,448	911	105,120	2,230
Total impaired loans	$86,160	$2,339	$166,142	$3,718	$205,500	$4,730
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of December 31, 2014 and 2013:

	2014		2013
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$22,793	$—	$56,517	$—
Government insured pool buyouts	—	498,228	—	671,918
Commercial and commercial real estate:
Other commercial finance	—	—	1,005	—
Commercial real estate	39,049	—	17,544	—
Equipment financing receivables	10,957	—	4,527	—
Home equity lines	2,363	—	3,270	—
Consumer and credit card	38	—	37	—
Total nonaccrual loans and leases	$75,200	$498,228	$82,900	$671,918

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
The following is a summary of information relating to modifications considered to be TDRs for the years ended December 31, 2014, 2013 and 2012:

	2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	6	$1,942	$1,950
Commercial and commercial real estate:
Commercial real estate	2	4,743	4,743
Total	8	$6,685	$6,693

	2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	37	$12,711	$12,806
Commercial and commercial real estate:
Commercial real estate	2	1,695	1,695
Total	39	$14,406	$14,501

	2012
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential mortgages:
Residential	51	$20,644	$20,681
Commercial and commercial real estate:
Commercial	9	2,172	2,172
Commercial real estate	15	27,167	27,167
Total	75	$49,983	$50,020
At December 31, 2014 and 2013, the Company included as TDRs 77 and 133 loans in Chapter 7 bankruptcy with net recorded investments of $4,124 and $15,988, respectively, in accordance with guidance published by the OCC during the third quarter 2012. As no contractual change to principal or interest was made by the Company on these loans, Chapter 7 bankruptcy loans have been excluded from the modification summaries above.
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgages:
Residential	2	$881	1	$104	8	$2,523
Commercial and commercial real estate:
Commercial	—	—	—	—	3	342
Commercial real estate	—	—	—	—	3	389
Total	2	$881	1	$104	14	$3,254

The recorded investment of TDRs as of December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Loan Type:
Residential mortgages	$16,642	$90,472
Commercial and commercial real estate	9,613	8,598
Total recorded investment of TDRs	$26,255	$99,070
Accrual Status:
Current	$11,786	$73,180
30-89 days past-due accruing	1,848	3,732
90+ days past-due accruing	—	306
Nonaccrual	12,621	21,852
Total recorded investment of TDRs	$26,255	$99,070

TDRs classified as impaired loans	$26,255	$99,070
Valuation allowance on TDRs	3,259	9,134
9.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance, beginning of year	$506,680	$375,859	$489,496
Originated servicing rights capitalized upon sale of loans	57,877	100,426	76,238
Acquired servicing rights	—	65,188	14,445
Sale of servicing rights	(55,547)	—	—
Amortization	(79,234)	(126,803)	(137,433)
Decrease (increase) in valuation allowance	8,012	94,951	(63,508)
Other	(2,169)	(2,941)	(3,379)
Balance, end of year	$435,619	$506,680	$375,859

Valuation allowance:
Balance, beginning of year	$8,012	$102,963	$39,455
Increase in valuation allowance	—	693	68,206
Recoveries	(8,012)	(95,644)	(4,698)
Balance, end of year	$—	$8,012	$102,963
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the years ended December 31, 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Contractually specified service fees, net	$130,901	$149,237	$135,817
Other ancillary fees	23,403	37,034	37,014
Other	4,159	2,488	2,433
Total	$158,463	$188,759	$175,264
Residential
The Company services mortgage loans for itself and others. At December 31, 2014 and 2013, the Company’s residential mortgage servicing portfolio totaled $49,263,000 and $59,492,000, respectively, including residential mortgage loans held for sale. At December 31, 2014 and 2013, the Company was subservicing approximately $1,484,000 and $1,543,000, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recognized subservicing revenue of $4,184, $2,488 and $2,433, respectively.
In connection with the servicing of the above loans, the Company maintains escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate bank accounts at EB or other financial institutions. Escrow funds held at the Company and included as noninterest-bearing deposits in the accompanying consolidated balance sheets are $766,105 and $845,359 at December 31, 2014 and 2013, respectively. Escrow funds deposited at other financial institutions and not included in the consolidated balance sheets are $93,432 and $81,732 at December 31, 2014 and 2013, respectively.
At December 31, 2014 and 2013, the Company had insurance coverage for errors and omissions in the amount of $20,000 and $20,000, respectively, and fidelity bond insurance of $55,000 and $65,000, respectively, related to these servicing activities.

On March 28, 2014, EverBank received investor and Federal Housing Finance Agency approval and recognized the sale of $55,547 in carrying value and $9,945,965 in unpaid principal balance (UPB) of servicing rights to Green Tree Servicing LLC (GTS), which transferred in May 2014 and was excluded from the MSR portfolio at December 31, 2014.
On April 1, 2013, EverBank purchased the servicing rights to $12,962,454 of UPB of Fannie Mae residential servicing assets for $63,555, which transferred on July 1, 2013. The acquired servicing rights are included in the residential class of MSR.
For loans securitized and sold for the years ended December 31, 2014 and 2013 with servicing retained, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	2014			2013
Average discount rates	8.76%	—	14.50%	9.33%	—	9.85%
Expected prepayment speeds	9.47%	—	13.76%	8.78%	—	14.93%
Weighted-average life in years	6.03	—	7.37	5.33	—	8.08

At December 31, 2014 and 2013, the Company estimated the fair value of its capitalized residential MSR to be approximately $436,727 and $528,848, respectively. The carrying value of its residential MSR was $432,716 and $499,973 at December 31, 2014 and 2013, respectively. The unpaid principal balance below excludes $8,073,000 and $6,677,000 at December 31, 2014 and 2013, respectively, for loans with no related MSR basis.
The characteristics used in estimating the fair value of the residential MSR portfolio at December 31, 2014 and 2013 are as follows:

	2014	2013
Unpaid principal balance	$41,190,000	$52,816,000
Gross weighted-average coupon	4.37%	4.46%
Weighted-average servicing fee	0.29%	0.29%
Expected prepayment speed (1)	12.97%	14.87%
(1) The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.
A sensitivity analysis of the Company’s fair value of residential mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of December 31, 2014 and 2013 is presented below.

	2014	2013
Prepayment Rate
10% adverse rate change	$18,294	$22,941
20% adverse rate change	35,347	44,156
Discount Rate
10% adverse rate change	15,932	19,303
20% adverse rate change	30,770	37,294
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
Commercial
The carrying value and fair value of our commercial MSR was $2,903 at December 31, 2014. As of December 31, 2013, the carrying value and fair value of our commercial MSR was $6,707. The Company recognized $13,033 and $15,771 of prepayment penalty income in other noninterest income during the years ended December 31, 2014 and 2013, respectively, related to serviced loans in the Business Lending Trusts acquired with the Business Property Lending, Inc. acquisition.

10. Premises and Equipment
Premises and equipment at December 31, 2014 and 2013 consist of the following:

	2014	2013
Computer hardware and software	$95,368	$88,589
Leasehold improvements	18,238	18,340
Furniture	18,146	17,963
Equipment	11,255	11,054
Building	334	1,585
	143,341	137,531
Less accumulated depreciation and amortization	(86,884)	(76,798)
	$56,457	$60,733
Depreciation and amortization expense for premises and equipment was $19,272, $20,528 and $15,911 for the years ended December 31, 2014, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company sold a portion of its default-servicing platform and entered into a plan to restructure its residential mortgage sales locations. Because of these initiatives, the Company recorded an impairment of $4,222 in its Consumer Banking segment, which is reflected in noninterest expense in the consolidated statements of income. The assets, primarily leasehold improvements, were written down to their salvage values less cost to sell.
11. Other Assets
Other assets at December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Foreclosure claims receivable, net of allowance of $17,336 and $14,398, respectively	$451,125	$208,226
Accrued interest receivable	126,581	66,782
Servicing advances, net of allowance of $12,226 and $10,995, respectively	93,960	225,436
Income taxes receivable, net	85,897	71,372
Corporate advances, net of allowance of $5,960 and $6,168, respectively	50,470	64,702
Goodwill	46,859	46,859
Margin receivable, net	35,816	6,370
Other real estate owned, net of allowance of $441 and $5,958, respectively	22,509	29,034
Fair value of derivatives, net	18,809	28,170
Equipment under operating lease	13,173	28,126
Prepaid assets	11,968	12,270
Intangible assets, net	3,705	5,813
Other	37,258	49,840
Total other assets	$998,130	$843,000
A summary of other real estate owned activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance, beginning of year	$29,034	$55,277	$62,120
Additions	21,579	47,790	49,485
Provision on OREO	(3,548)	(6,372)	(7,962)
Sales	(24,556)	(67,326)	(48,366)
Other	—	(335)	—
Balance, end of year	$22,509	$29,034	$55,277
Equipment under operating leases at December 31, 2014 and 2013 consist of the following:

	2014	2013
Equipment under operating leases (1)	$32,050	$56,619
Less accumulated depreciation	(19,476)	(29,801)
Total	$12,574	$26,818

(1)	Balances exclude rent and deferred rent receivables as well as deferred origination cost.

Depreciation expense for equipment under operating leases was $10,401, $16,897 and $20,062 for the years ended December 31, 2014, 2013 and 2012, respectively.
12. Goodwill and Intangible Assets
The carrying amount of goodwill for the years ended December 31, 2014 and 2013 was $46,859. Substantially all acquired goodwill has been allocated to our Commercial Banking segment.
Intangible Assets
Components of the finite-lived intangible assets had the following carrying amounts and accumulated amortization at December 31, 2014 and 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2014
Technology platform	$6,237	$(4,965)	$1,272
Core deposit premium	3,200	(2,095)	1,105
Customer relationships	2,613	(1,285)	1,328
Total intangible assets	$12,050	$(8,345)	$3,705
2013
Technology platform	$6,237	$(3,575)	$2,662
Core deposit premium	3,200	(1,638)	1,562
Customer relationships	2,613	(1,024)	1,589
Total intangible assets	$12,050	$(6,237)	$5,813
Amortization expense related to intangible assets was $2,108, $2,108 and $1,583 for the years ended December 31, 2014, 2013 and 2012, respectively.
Future estimated amortization expense for intangible assets is as follows:

2015	$1,933
2016	776
2017	451
2018	261
2019	261
Thereafter	23
Total	$3,705
13. Deposits
Deposits as of December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Noninterest-bearing demand	$984,703	$1,076,631
Interest-bearing demand	3,540,027	3,006,401
Market-based money market accounts	374,856	413,137
Savings and money market accounts, excluding market-based	5,136,031	5,110,992
Market-based time	466,514	597,858
Time, excluding market-based	5,006,566	3,056,321
Total deposits	$15,508,697	$13,261,340
Deposits are reported net of unamortized yield adjustments of $2,779 and $3,224 and unamortized options related to index-linked time deposits of $3,573 and $5,943 at December 31, 2014 and 2013, respectively.

Scheduled maturities of time deposits at December 31, 2014 are as follows:

2015	$3,602,696
2016	742,950
2017	311,828
2018	292,078
2019	529,858
2020	22
Total	$5,479,432
Scheduled maturities are reported at the contractual deposit amount, gross of unamortized yield adjustments and unamortized options related to index-linked time deposits.
Time deposits that are $100,000 and greater are $2,416,015 and $1,631,153 as of December 31, 2014 and 2013, respectively.
Index-linked Time Deposits
MarketSafe Certificates of Deposit (CDs)—EB’s deposit products include MarketSafe CDs with returns that are based upon a variety of reference indices, including commodities, foreign currency, precious metals and U.S. Treasury yields. These index-linked time deposits totaled $147,928 and $164,232 at December 31, 2014 and 2013, respectively. The general characteristics of all MarketSafe CDs include the following:

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
Commodity Based CDs—During 2013 and 2014, EB had outstanding one commodity-based CD, the Diversified Commodities CD. The Diversified Commodities CD reference index is composed of ten equally weighted commodities (WTI crude oil, gold, silver, platinum, soybeans, corn, sugar, copper, nickel and lean hogs) and tied to spot pricing. Diversified Commodities CDs have a 100% participation factor, with a maximum market upside payment subject to a 10% cap and a -20% floor for the individual commodities. The Diversified Commodities CD product was first issued March 29, 2011 and all such CDs mature by June 21, 2016.
Foreign Currency Based CDs—During 2013 and 2014, EB had outstanding four foreign currency based CDs: Currency Returns, Emerging Markets, Evolving Economies and BRICS CDs. The Currency Returns CD reference index is the Deutsche Bank Currency Returns (DBCR) Index. The DBCR Index seeks to replicate three strategies (carry, momentum, and valuation) that are employed in the foreign currency market and combines them all into a single equally weighted index. Currency Returns CDs have a 100% participation factor. The Currency Returns CD product was first issued on September 28, 2010 and all such CDs matured by November 14, 2014. The Emerging Markets CD reference index is comprised of four equally weighted currencies: Columbian peso, Israeli shekel, South Korean won, and Turkish lira. Emerging Markets CDs have a 100% participation factor. The Emerging Markets CD product was first issued on September 24, 2012 and all such CDs mature by September 25, 2017. The Evolving Economies CD reference index is comprised of four equally weighted currencies: Columbian peso, Indian rupee, Mexican peso, and Turkish lira. Evolving Economies CDs have a participation factor equal to the greater of 15% or the performance of the Evolving Economies CD reference index. The Evolving Economies CD product was first issued on September 23, 2013 and all such CDs mature by October 19, 2018. The BRICS CD reference index is comprised of five equally weighted currencies: Brazilian real, Russian ruble, Indian rupee, Chinese renminbi and South African rand. BRICS CDs have a 100% participation factor. The BRICS CD product was first issued on October 27, 2014 and all such CDs mature by December 14, 2017.
Metals Based CDs—During 2013 and 2014, EB had outstanding four metals-based CDs: Gold Bullion, Silver Bullion, Diversified Metals and Timeless Metals CDs. The Gold Bullion and Silver Bullion CDs are tied to spot pricing and have a 100% participation factor. The Gold Bullion CD product was first issued on October 25, 2005 and all such CDs mature by June 17, 2015. The Silver Bullion CD product was first issued on August 28, 2007 and all such CDs mature by June 16, 2016. The Diversified Metals CD reference index is composed of three equally weighted precious metal commodities (gold, silver, and platinum) and tied to spot pricing. Diversified Metal CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Diversified Metals CD product was first issued on May 25, 2010 and all such CDs mature by August 17, 2015. The Timeless Metals CD reference index is comprised of five equally weighted metal commodities (gold, silver, platinum, copper and nickel) and tied to spot pricing. Timeless Metals CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Timeless Metals CD product was first issued on June 21, 2011 and all such CDs mature by August 30, 2016.
U.S. Treasury Yield Based CDs—During 2014, EB had outstanding one U.S. Treasury yield based CD, the Treasury CD. The Treasury CD reference index is the 10-year U.S. Treasury yield. Treasury CDs have a participation factor of 100% and have a leverage factor of 3.3. The Treasury CD product was first issued on June 23, 2014 and all such CDs mature by June 21, 2019.

Deposits Denominated in Foreign Currency
A summary of foreign currency denominated deposits at December 31, 2014 and 2013 is as follows:

	2014	2013
Noninterest-bearing demand	$5,986	$3,060
Money market accounts	321,823	361,029
Time	318,586	433,626
Total	$646,395	$797,715
A summary of foreign currency denominated deposits by currency at December 31, 2014 and 2013 is as follows:

	2014	2013
Australian Dollar	$111,390	$148,970
Chinese Renminbi	88,408	99,992
Canadian Dollar	68,644	89,491
Swiss Franc	67,750	79,952
Norwegian Krone	60,784	90,096
Euro	47,654	53,121
Singapore Dollar	46,397	55,865
New Zealand Dollar	41,319	48,880
Brazilian Real	38,367	46,525
Pound Sterling	18,418	15,199
Other	57,264	69,624
Total	$646,395	$797,715
14.   Other Borrowings
Other borrowings at December 31, 2014 and 2013 are comprised of the following:

	2014	2013
FHLB advances	$4,004,000	$2,353,000
Note payable	—	24,000
Total	$4,004,000	$2,377,000
Advances from the FHLB at December 31, 2014 and 2013 are as follows:

	2014	2013
Fixed-rate advances with a weighted-average interest rate of 1.17% and 1.60%, respectively	$3,979,000	$2,353,000
Floating-rate advance with an interest rate of 0.22% and 0.00%, respectively (1)	25,000	—
Total	$4,004,000	$2,353,000
(1) The floating-rate advance interest rate resets on a quarterly basis, matures October 2034 and can be repaid in whole or in part on any quarterly interest payment date without prepayment penalty.
Contractual maturity dates for FHLB advances at December 31, 2014 are as follows:

2015	$2,357,000
2016	190,000
2017	380,000
2018	310,000
2019	80,000
Thereafter	687,000
Total	$4,004,000
At December 31, 2014 and 2013, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 35% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. The agreement requires a blanket floating lien on any of four loan categories: 1-4 family first mortgage loans, multifamily (5+ units) mortgage loans, home equity lines of credit and second mortgage loans, and commercial real estate loans. As of December 31, 2014 and 2013, all four loan categories were pledged to secure FHLB advances in a blanket floating lien. In addition, the Company also pledges certain investment securities from time to time to secure FHLB advances.
At December 31, 2014, the carrying amounts of loans and investment securities pledged to secure FHLB advances were $14,506,650 and $124,465, respectively. At December 31, 2013, the carrying amount of loans and investment securities pledged to secure FHLB advances were $11,115,085 and $120,931, respectively. The lendable value of assets pledged was $6,878,401 and $4,580,977 as of December 31, 2014 and 2013, respectively. Based on the lendable value of assets pledged, the Company was eligible to borrow an additional $2,767,944 and $2,167,727 at December 31, 2014 and 2013, respectively.
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
As of December 31, 2013, the note payable of $24,000 represents a noninterest-bearing promissory note payable to the FDIC. The note matured on December 31, 2014 with the full principal amount due at maturity. The note payable was issued as part of the December 2013 settlement of the FDIC clawback liability recorded as part of the Bank of Florida acquisition.
Interest expense on FHLB advances for the years ended December 31, 2014, 2013 and 2012 was $60,450, $68,214 and $44,879, respectively.
15. Trust Preferred Securities
As of December 31, 2014, the Company sponsored and wholly-owned 100% of the common equity of eight unconsolidated trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $103,750 at December 31, 2014 and 2013, are the sole assets of each trust.
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
Total interest expense on the Trust Preferred Securities for the years ended December 31, 2014, 2013 and 2012 is $6,598, $6,584 and $6,006, respectively.
The terms of the outstanding Trust Preferred Securities at December 31, 2014 and 2013 are summarized as follows:

Maturity		Dividend Rate	2014	2013
July 2031		10.25% fixed	$15,000	$15,000
July 2031	(1)	Three-month LIBOR, plus 3.58% (3.81% and 3.82%, respectively)	15,000	15,000
January 2035		Three-month LIBOR, plus 1.99% (2.22% and 2.23%, respectively)	10,000	10,000
August 2035		Fixed at 6.40% to August 2015 (thereafter, three-month LIBOR, plus 1.80%)	10,000	10,000
November 2035		Fixed at 6.08% to November 2015 (thereafter, three-month LIBOR, plus 1.49%)	10,000	10,000
December 2036		Fixed at 6.74% to December 2016 (thereafter, three-month LIBOR, plus 1.74%)	15,750	15,750
June 2037		Three-month LIBOR, plus 1.70% (1.94% and 1.94%, respectively)	15,000	15,000
September 2037		Three-month LIBOR, plus 1.70% (1.94% and 1.94%, respectively)	13,000	13,000
Total			$103,750	$103,750
(1) London Interbank Offered Rate
For the first trust preferred security listed above (July 2031 maturity, 10.25% fixed, $15,000 principal amount outstanding), interest is payable semi-annually and may be deferred at any time at the election of the Company for up to 10 consecutive semiannual periods. For all other trust preferred securities listed above, interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods.  During a deferral period, the Company is subject to certain restrictions, including being prohibited from declaring and paying dividends on its common stock or preferred stock.  As of December 31, 2014, the Company had not elected to defer interest payments on any of its Trust Preferred Securities.
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
Dividends, if declared, will accrue and be payable on the liquidation preference amount, on a non-cumulative basis, and are payable in arrears at a rate of 6.75% per annum. As of December 31, 2014, no dividends were in arrears.

17. Accumulated Other Comprehensive Income (Loss)
AOCI for years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Unrealized holding gains (losses) on debt securities:
Balance, beginning of year	$6,978	$20,369	$(16,197)
Reclassification of unrealized gains to earnings	(5,596)	(4,225)	—
Unrealized gains (losses) due to changes in fair value	(6,914)	(18,304)	58,893
OTTI loss (noncredit portion), net of accretion	685	923	—
Tax effect	4,494	8,215	(22,327)
Balance, end of year	(353)	6,978	20,369
Fair market value of interest rate swaps:
Balance, beginning of year	(17,295)	(65,191)	(83,153)
Net unrealized gains (losses) due to changes in fair value	5,268	77,269	28,803
Tax effect	(1,985)	(29,373)	(10,841)
Balance, end of year	(14,012)	(17,295)	(65,191)
Net loss on settlement of forward swaps:
Balance, beginning of year	(42,298)	(41,962)	(8,399)
Losses associated with current period transactions	(32,445)	(53,226)	(65,306)
Reclassification of net unrealized losses to earnings	18,032	52,701	11,103
Tax effect	5,479	189	20,640
Balance, end of year	(51,232)	(42,298)	(41,962)
Total accumulated other comprehensive income (loss)	$(65,597)	$(52,615)	$(86,784)
18. General and Administrative Expense
Components of general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Legal and professional fees, excluding consent order expense	$31,555	$30,782	$45,655
Credit-related expenses:
Foreclosure and OREO expense	25,534	34,051	54,385
Other credit-related expense	2,189	15,792	29,490
FDIC premium assessment and other agency fees	19,465	34,857	39,183
Advertising and marketing expense	21,437	29,201	36,016
Subservicing expense	9,871	—	—
Consent order expense	4,597	72,339	24,657
Other	53,845	68,473	77,991
Total	$168,493	$285,495	$307,377

See Note 25 for a discussion of the consent order.

19.  Income Taxes
The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Current:
Federal	$8,098	$(17,927)	$65,877
State	5,786	694	7,495
Total current	13,884	(17,233)	73,372
Deferred:
Federal	72,063	92,041	(26,854)
State	4,542	6,492	(4,563)
Total deferred	76,605	98,533	(31,417)
Total income tax	$90,489	$81,300	$41,955
The Company’s actual provision for income taxes differs from the expected federal income tax provision for the years ended December 31, 2014, 2013 and 2012, as follows:

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at the federal statutory rate	$83,500	35.00%	$76,314	35.00%	$40,599	35.00%
State income taxes, net of federal income tax effect	6,742	2.83%	4,539	2.08%	1,991	1.72%
Other	247	0.10%	447	0.21%	(635)	(0.55)%
Provision for Income Taxes	$90,489	37.93%	$81,300	37.29%	$41,955	36.17%
The components of the Company’s deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Federal net operating loss carryforwards	$60,466	$68,024
State net operating loss carryforwards	6,115	9,471
Interest rate swaps	39,995	36,503
Credit and other reserves	60,291	39,588
Allowance for loan losses	22,949	24,168
Purchase accounting	26,979	33,919
Security and loan valuations	9,598	5,743
Share-based compensation	9,222	7,282
Nonaccrual interest on loans	3,243	3,666
Available for sale securities	216	—
Other	13,571	21,264
Total deferred tax assets	252,645	249,628
Valuation allowance	(3,616)	(5,258)
Total deferred tax assets, net of valuation allowance	249,029	244,370
Deferred tax liabilities
Equipment leases	140,305	66,071
Mortgage servicing rights	84,977	80,678
Purchase accounting	8,494	12,176
Available for sale securities	—	4,279
Fixed assets	7,126	7,481
Deferred tax gain	1,123	2,246
Other	24,248	20,064
Total deferred tax liabilities	266,273	192,995
Net deferred tax assets (liabilities)	$(17,244)	$51,375
Recognition of deferred tax assets is based on management’s belief that it is more likely than not the tax benefit associated with temporary differences, operating loss carryforwards and tax credit carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.

At December 31, 2014, the Company had a deferred tax asset of $60,466 attributable to federal operating loss carryforwards. The federal operating loss carryforward, which should expire in 2030, is attributable to the Tygris acquisition and is subject to an annual limitation. A valuation allowance is not warranted for the federal operating loss carryforwards due to the Company’s positive earnings history. Additionally, any potential ownership changes should not have an impact on the utilization of the federal operating loss carryforwards.
At December 31, 2014, the Company had a gross deferred tax asset of $6,115 attributable to state operating loss carryforwards. Management does not believe that it can realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $3,616 was established for state net operating loss carryforwards.
Deferred tax expense does not include the change in the Company’s net deferred tax assets associated with the tax effects of other comprehensive income adjustments. The Company’s net deferred tax assets increased $7,987 for other comprehensive income adjustments.
A reconciliation of the beginning and ending unrecognized tax benefits as of December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance, beginning of year	$1,268	$2,727	$4,186
Additions for tax positions of prior years	350	—	—
Reductions for tax positions of prior years	—	(305)	(41)
Reductions for lapse of statute of limitations	—	(1,154)	(1,418)
Balance, end of year	$1,618	$1,268	$2,727
As of December 31, 2014, 2013 and 2012, the Company had unrecognized tax benefits of $1,618, $1,268, and $2,727, respectively. The balance of the unrecognized tax benefits, if recognized, that would reduce the effective tax rate was $1,052, $824 and $1,129, as of December 31, 2014, 2013, and 2012, respectively. Included in the unrecognized tax benefits balance are some items that would not impact the effective tax rate if recognized, such as the tax effect of temporary differences and the portion of the gross state unrecognized tax benefits that would be offset by the federal tax effect. It is reasonably possible that the unrecognized tax benefits balance will decline as much as $350 within the next twelve months.
The Company classifies interest and penalties on uncertain tax positions as a component of general and administrative expenses. The Company’s accrued interest and penalties on unrecognized tax benefits was $442 and $175 as of December 31, 2014 and 2013, respectively. Accrued interest and penalties are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets.
The Company is subject to periodic review by federal and state taxing authorities in the ordinary course of business. With few exceptions, the Company is no longer subject to examination by these taxing authorities for years prior to 2011.
20. Employee Benefit Plan
The Company sponsors a defined contribution plan, adopted under Internal Revenue Code 401(k) (the Plan), covering substantially all full-time employees meeting certain eligibility requirements. During the year ended December 31, 2012 the Plan increased the employee contribution limit from 18% to 100%. Employees may contribute between 1% and 100% of their eligible pretax compensation to the Plan, subject to Internal Revenue Code 401(k) contribution limits. The Company matches, based on the employee's contribution, up to 4% of an employee’s eligible compensation contributed as an elective deferral. The Company recognized expense related to these contributions of $8,638, $8,987 and $6,372 during the years ended December 31, 2014, 2013 and 2012, respectively.
In addition, the Company may make profit-sharing contributions to the Plan at the discretion of the Board of Directors. During the years ended December 31, 2014, 2013 and 2012, the Company recognized expense related to the profit sharing contributions to the Plan of $4,000, $3,800 and $7,500, respectively.
Expenses related to 401(k) matching and profit-sharing contributions are included in salaries, commissions, and other employee benefits expense in the consolidated statements of income.
21. Share-Based Compensation
The Company issues share-based compensation awards under the EverBank Financial Corp Equity Incentive Plan. These awards include stock options and nonvested stock. All awards granted are approved by the Compensation Committee of the Board of Directors. New common shares are issued from authorized and available shares. At December 31, 2014 a total of 13,425,186 shares were available for future grants. The Company’s compensation expense and its related income tax benefit are as follows:

	2014	2013	2012
Share-based compensation expense recorded in salaries, commissions and other employee benefits expense	$6,605	$4,455	$3,993
Share-based compensation expense recorded in general and administrative expense	435	324	259
Income tax benefit	2,675	1,816	1,616
Option Plans — The Company issues stock options under the EverBank Financial Corp Equity Incentive Plan. These options allow certain employees of the Company and other subsidiaries to purchase shares of common stock as an incentive for continued performance.
The fair value of options, as determined by the Black-Scholes option-pricing model, is recognized as compensation expense on a straight-line basis over the vesting period. In determining compensation expense, the Company evaluates annual forfeiture rates for stock options based on historical experience. Compensation cost not yet recognized for nonvested options was $6,779 at December 31, 2014 and is expected to be recognized over a weighted average period of 1.5 years.

Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

	2014			2013			2012
Risk-free interest rate	2.04%	-	2.16%	1.52%	-	1.76%	1.52%	-	1.93%
Expected volatility	35.00%			38.93%			25.42%
Expected term (years)	6.5			9.1			8.8
Dividend yield	0.86%			0.55%			—%
The risk-free interest rate is based on the U.S. Treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected option terms were determined using the simplified approach, which is based on the vesting and contractual terms of the options.The Company analyzes a group of publicly-traded peer institutions to determine the expected volatility of its stock. The peer group is assessed for adequacy annually, or as circumstances indicate significant changes to the composition of the peer group are warranted. Volatility for the Company's stock is estimated utilizing the average volatility calculated for the peer group, which is based upon weekly price observations over the estimated term of the options granted.
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
A summary of the Company’s stock option activity for the year ended December 31, 2014, is as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	10,319,883	$12.35
Granted	679,700	18.61
Exercised	(958,026)	7.87		$10,499
Forfeited	(235,048)	15.03
Expired	(143,139)	15.72
Outstanding, end of year	9,663,370	$13.12	4.8	$57,390

Options exercisable at year end	6,583,310	$11.87	3.7	$47,317
Options vested and expected to vest	9,274,875	$13.00	4.7	$36,174

The following table provides additional information related to options awarded and options exercised for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Options awarded	679,700	540,292	774,960
Weighted-average grant date fair value of options awarded	$6.51	$7.53	$6.98
Options exercised	958,026	1,557,750	649,200
Total intrinsic value of options exercised	$10,499	$11,232	$5,633
Cash received upon exercise of options	$7,537	$12,694	$2,874
Tax benefits realized upon exercise of options	$3,710	$3,349	$1,950

Nonvested Stock — The Company issues nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation. The shares generally vest based on future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight-line basis over the applicable vesting schedule. Compensation expense not yet recognized for nonvested stock was $5,487 at December 31, 2014 and is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the Company’s nonvested stock activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	372,607	$15.00	163,735	$9.71	470,605	$7.52
Issued	268,678	18.14	296,242	16.48	62,100	13.41
Vested	(94,708)	11.89	(80,610)	9.55	(368,970)	7.50
Forfeited	(29,548)	15.36	(6,760)	16.71	—	—
Outstanding, end of year	517,029	$17.18	372,607	$15.00	163,735	$9.71
22.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net income	$148,082	$136,740	$74,042
Less dividends on preferred stock	(10,125)	(10,125)	(7,046)
Less undistributed net income allocated to participating preferred stock	—	—	(3,678)
Net income allocated to common shareholders	$137,957	$126,615	$63,318
(Units in Thousands)
Average common shares outstanding	122,940	122,245	104,014
Common share equivalents:
Stock options	2,240	1,616	1,663
Nonvested stock	178	88	274
Average common shares outstanding, assuming dilution	125,358	123,949	105,951
Basic earnings per share	$1.12	$1.04	$0.61
Diluted earnings per share	$1.10	$1.02	$0.60
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
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Stock Options	1,169,575	3,800,027	5,648,587

23.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 24. The total notional or contractual amounts and fair values as of December 31, 2014 and 2013 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2014
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$578,000	$—	$22,601
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	592,378	10,544	340
Forward and optional forward purchase and sale commitments	1,235,905	425	7,037
Interest rate swaps and futures	503,335	—	483
Foreign exchange contracts	656,476	792	17,604
Foreign currency, commodity, metals and U.S. treasury yield indexed options	152,880	6,127	—
Options embedded in client deposits	151,500	—	6,034
Indemnification assets	101,623	6,658	—
Total freestanding derivatives		24,546	31,498
Netting and cash collateral adjustments (1)		(5,737)	(46,917)
Total derivatives		$18,809	$7,182

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2013
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$253,000	$—	$27,897
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	590,020	896	2,566
Forward and optional forward purchase and sale commitments	1,001,489	12,228	2,948
Interest rate swaps and futures	75,239	—	347
Foreign exchange contracts	807,732	4,073	14,318
Foreign currency, commodity and metals indexed options	171,405	7,719	—
Options embedded in client deposits	170,176	—	7,689
Indemnification assets	147,897	7,531	—
Total freestanding derivatives		32,447	27,868
Netting and cash collateral adjustments (1)		(4,277)	(40,367)
Total derivatives		$28,170	$15,398

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of December 31, 2014 and 2013 include derivative positions netted totaling $3,437 and $1,763, respectively.

Cash Flow Hedges
As of December 31, 2014, AOCI included $17,229 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 20 years.

Freestanding Derivatives
The following table shows the net losses recognized for the years ended December 31, 2014, 2013 and 2012 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	2014	2013	2012
Gains (losses) on interest rate contracts (1)	$(60,915)	$86,772	$(118,875)
Gains (losses) on indemnification assets (2)	(874)	(1,561)	552
Other	(32)	(172)	316
Total	$(61,821)	$85,039	$(118,007)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.
(2)     Refer to Note 24 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals and U.S. treasury yield risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position on December 31, 2014 and 2013 was $47,725 and $42,562, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2014 and 2013, $43,480 and $42,130, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of December 31, 2014 and 2013, $79,296 and $48,500 respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2014 and 2013, $2,300 and $6,040, respectively, in collateral was netted against asset derivative positions subject to master netting agreements, which represented all collateral from the Company's counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of December 31, 2014 and 2013, assets and liabilities measured at fair value on a recurring basis including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements Using
	Level 1		Level 2	Level 3	Netting	Total
2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$774,235	$—		$774,235
Asset-backed securities	—		1,395	—		1,395
Other	470		211	—		681
Total available for sale securities	470		775,841	—		776,311
Loans held for sale	—		410,948	317,430		728,378
Derivative financial instruments:
Derivative assets (Note 23)	—	(1)	7,344	17,202	(5,737)	18,809
Derivative liabilities (Note 23)	—		53,759	340	(46,917)	7,182

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting	Total
2013
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$1,109,271	$—		$1,109,271
Asset-backed securities	—	3,086	—		3,086
Other	399	2,871	—		3,270
Total available for sale securities	399	1,115,228	—		1,115,627
Loans held for sale	—	613,459	58,912		672,371
Derivative financial instruments:
Derivative assets (Note 23)	—	24,020	8,427	(4,277)	28,170
Derivative liabilities (Note 23)	—	53,199	2,566	(40,367)	15,398

(1)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 23 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at level 3 fair value on a recurring basis for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Loans Held for Sale (1)	FDIC Clawback Liability (2)	Freestanding Derivatives (3)
2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	890,521	—	70,468
Sales	(603,294)	—	—
Settlements	(36,109)	—	(92,363)
Gains (losses) included in earnings for the period	7,400	—	32,896
Balance, end of period	$317,430	$—	$16,862
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2014	$1,270	$—	$11,000
2013
Balance, beginning of period	$—	$(50,720)	$9,092
Issuances	518,569	—	171,042
Transfers into level 3	—	—	6,628
Sales	(444,415)	—	—
Settlements	(7,410)	48,000	(112,993)
Gains (losses) included in earnings for the period	(7,832)	2,720	(67,908)
Balance, end of period	$58,912	$—	$5,861
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2013	$(529)	—	$(9,859)
2012
Balance, beginning of period	$15,462	$(43,317)	$8,540
Settlements	(623)	—	—
Transfers out of level 3	(14,946)	—	—
Gains (losses) included in earnings for the period	107	(7,403)	552
Balance, end of period	$—	$(50,720)	$9,092
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2012	$107	$(7,403)	$552

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Changes in fair value of the FDIC clawback liability are recorded in general and administrative expense.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2014 and 2013:

Level 3 Assets	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2014				Min.		Max.	Weighted Avg.
Indemnification asset	$6,658	Discounted cash flow	Discount Rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	5.35%	-	70.23%	31.14%	(1)
			Loss duration (in months)	18	-	90	44	(1)
			Loss severity	(1.77)%	-	16.15%	7.84%	(1)
IRLCs, net	$10,204	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	74.73%	(2)
Loans held for sale	$317,430	Discounted cash flow	Cost of funds	2.07%	-	2.91%	2.58%
			Prepayment rate	5.87%	-	23.77%	14.17%
			Default rate	0.00%	-	2.36%	0.34%
			Weighted average life (in years)	3.39	-	9.00	5.62
			Cumulative loss	0.00%	-	0.43%	0.05%
			Loss severity	2.05%	-	21.70%	11.68%
2013
Indemnification asset	$7,531	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	0.00%	-	68.98%	23.61%	(1)
			Loss duration (in months)	9	-	100	36	(1)
			Loss severity	(4.96)%	-	19.70%	6.54%	(1)
IRLCs, net	$(1,670)	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	79.74%	(2)
Loans held for sale	$58,912	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that are used in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the IRLC valuation. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table includes information on loans held for sale reported under the fair value option at December 31, 2014 and 2013:

	2014	2013
Fair value carrying amount	$728,378	$672,371
Aggregate unpaid principal balance	704,835	659,592
Fair value carrying amount less aggregate unpaid principal	$23,543	$12,779
No loans recorded under the fair value option were 90 days or more past due or on nonaccrual status at December 31, 2014 or 2013.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $22,609, $13,191 and $433,620 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at December 31, 2014 and 2013 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
2014
Collateral-dependent loans	$—	$—	$11,282	$11,282	$720
Other real estate owned (1)	—	—	10,207	10,207	3,107
Mortgage servicing rights (2)	—	—	59,731	59,731	(8,012)
Loans held for sale	—	—	1,140	1,140	(186)
2013
Collateral-dependent loans	$—	$—	$907	$907	$248
Other real estate owned (1)	—	—	7,009	7,009	2,008
Mortgage servicing rights (2)	—	—	448,925	448,925	(94,951)
Loans held for sale	—	—	9,123	9,123	424

(1)
Gains and losses resulting from subsequent measurement of OREO is included in the consolidated statements of income as general and administrative expense. OREO is included in other assets in the consolidated balance sheets.

(2)	The fair value for mortgage servicing rights represents the value of the impaired strata with impairment or recoveries on previous valuation allowances.
The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2014				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$11,282	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	$10,207	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	$59,731	Discounted cash flow	Prepayment speed	13.16%	-	17.30%	14.66%	(2)
			Discount rate	9.74%	-	9.81%	9.77%	(3)
Loans held for sale	$1,140	Discounted cash flow	Cost of funds	0.86%	-	2.72%	2.49%
			Prepayment rate	7.00%	-	13.70%	11.11%
			Default rate	0.00%	-	100.00%	28.56%
			Weighted average life (in years)	4.92	-	9.35	6.69
			Cumulative loss	0.00%	-	41.91%	5.51%
			Loss severity	0.00%	-	46.13%	24.98%
2013
Collateral-dependent loans	$907	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	$7,009	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	$448,925	Discounted cash flow	Prepayment speed	10.93%	-	24.57%	14.28%	(2)
			Discount rate	9.55%	-	9.72%	9.59%	(3)
Loans held for sale	$9,123	Discounted cash flow	Cost of funds	2.81%	-	3.75%	3.45%
			Prepayment rate	4.68%	-	14.78%	7.58%
			Default rate	0.00%	-	2.25%	0.18%
			Weighted average life (in years)	5.05	-	10.74	8.25
			Cumulative loss	0.00%	-	0.61%	0.04%
			Loss severity	0.00%	-	27.20%	19.68%

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
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and 2013. This table excludes financial instruments with a short term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$115,084	$118,230	$—	$118,230	$—
Loans held for sale (1)	245,129	245,330	—	9,001	236,329
Loans held for investment (2)	16,178,989	16,436,610	—	—	16,436,610
Financial liabilities:
Time deposits	$5,473,080	$5,503,993	$—	$5,503,993	$—
Other borrowings	4,004,000	4,016,937	—	4,016,937	—
Trust preferred securities	103,750	93,186	—	—	93,186

	2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$107,312	$107,921	$—	$107,921	$—
Loans held for sale (1)	119,011	121,092	—	49,619	71,473
Loans held for investment (2)	12,153,835	12,266,499	—	—	12,266,499
Financial liabilities:
Time Deposits	$3,654,179	$3,680,868	$—	$3,680,868	$—
Other borrowings	2,377,000	2,353,858	—	2,353,858	—
Trust preferred securities	103,750	86,220	—	—	86,220

(1)	The carrying value of loans held for sale excludes $728,378 and $672,371 in loans measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $52,197 and $59,417 as of December 31, 2014 and 2013, respectively. In addition, the carrying values exclude $1,520,418 and $1,035,199 of lease financing receivables within our equipment financing receivables portfolio as of December 31, 2014 and 2013, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within our other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in the market and are therefore classified within level 1 of the valuation hierarchy. The remaining investment portfolio uses fair values which are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values and therefore classified within level 2 of the fair value hierarchy. The Company also performs an assessment on the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and on-going review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service provider in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of December 31, 2014 and 2013, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
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
Forward Sales Commitments and Optional Forward Purchase and Sales Commitments — The fair value of forward sales and optional forward purchase and sales commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities, which can be quoted using similar instruments in the active market and therefore are classified within level 2 of the valuation hierarchy.
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
Unfunded credit extension commitments at December 31, 2014 and 2013 are as follows:

	2014	2013
Commercial (1)	$1,475,846	$1,467,894
Home equity lines of credit	23,107	28,780
Credit card lines of credit	33,913	34,627
Standby letters of credit	859	1,140
Total unfunded credit extension commitments	$1,533,725	$1,532,441

(1)
Unfunded commercial commitments include $853,349 and $1,075,781 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of December 31, 2014 and 2013, respectively. Of these commitments, $503,138 and $360,165 were cancellable by the Company at December 31, 2014 and 2013, respectively.

The Company enters into floating rate residential loan commitments to lend. There were $146,410 of these commitments outstanding as of December 31, 2014.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.

The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at December 31, 2014 and 2013 are as follows:

	2014	2013
Residential	$535,679	$531,642
Commercial	623,540	208,480
Leasing	281,778	168,857
Total commitments to lend in the pipeline	$1,440,997	$908,979
Standby letters of credit issued by third party entities, are used to guarantee the Company's performance for public funds deposits and various contracts. At December 31, 2014 and 2013, the Company had approximately $100,018 and $60,018, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EverBank has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of December 31, 2014 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
May 2014	November 2015	20,000	2.87%	May 2021
May 2014	November 2015	60,000	3.48%	May 2024
July 2014	December 2015	50,000	3.36%	July 2023
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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights and under the agreement, the Company is obligated to pay $43,057 through February 28, 2025. Under the agreement, the amount due in 2015 is $3,756, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through December 31, 2014, the Company originated and sold and securitized approximately $64,272,586 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the conventional conforming and federally insured single-family mortgage loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. We also sell residential mortgage loans that do not meet criteria for loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales and securitizations.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchase indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through December 31, 2014 and sold in years 2004 through December 31, 2014. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $25,940 and $20,225 at December 31, 2014 and 2013, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on loans serviced at December 31, 2014 and 2013, was $49,262,915 and $59,492,239, respectively, including residential mortgage loans held for sale. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at December 31, 2014 and 2013, was $2,947 and $23,668, respectively.

Operating Leases — The Company has entered into various operating leases for the office space in which it operates, many of which include the ability to extend the original terms of the lease at the Company’s option. General and administrative expense associated with these leases was $18,821, $18,107 and $13,187 for the years ended December 31, 2014, 2013 and 2012, respectively.
The future minimum lease payments for the leases at December 31, 2014, are as follows:

2015	$19,161
2016	16,388
2017	13,402
2018	9,215
2019	7,756
Thereafter	20,620
$86,542

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
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was approximately $137,809 and $149,381 at December 31, 2014 and 2013, respectively.
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
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the "Independent Foreclosure Review" program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement includes a cash payment of approximately $39,932 which was made by EverBank in November 2013 to a settlement fund, which provides relief to qualified borrowers. In addition, during 2013 EverBank had accrued approximately $6,344 to contribute to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. During 2014, all of the contributions had been made to various organizations. This agreement has not eliminated all of our risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan, to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. As of December 31, 2014, EverBank accrued $3,491 for potential future remediation payments to borrowers as a result of the implementation of the action plan.
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
Non-Consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at December 31, 2014 and 2013:

	2014		2013
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$121,730	$121,730	$150,749	$150,749
On-balance-sheet securitizations	9,001	9,001	50,534	50,534
Debt securities	890,924	890,924	1,219,915	1,219,915
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios as set forth in the table below. EB’s primary regulatory agency, the OCC, requires EB to maintain ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. EB, consistent with the industry, is also subject to prompt corrective action requirements set forth by the FDIC. The FDIC requires EB to maintain minimum total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined). Management believes that, as of December 31, 2014 and 2013, the Company exceeds all capital adequacy requirements to which it is subject.
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum OCC requirement and the framework for prompt corrective action are as follows:

	Actual		For OCC Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Tier 1 capital to adjusted tangible assets	$1,771,757	8.2%	$863,714	4.0%	$1,079,643	5.0%
Total capital to risk-weighted assets	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0
Tier 1 capital to risk-weighted assets	1,771,757	13.0	N/A	N/A	819,521	6.0
2013
Tier 1 capital to adjusted tangible assets	$1,577,482	9.0%	$702,169	4.0%	$877,712	5.0%
Total capital to risk-weighted assets	1,641,172	14.3	917,393	8.0	1,146,741	10.0
Tier 1 capital to risk-weighted assets	1,577,482	13.8	N/A	N/A	688,045	6.0
As of December 31, 2014 and 2013, EB qualified as a well capitalized institution according to the regulatory framework for prompt corrective action. Management does not believe that any condition or event that would result in a change in this category has occurred since December 31, 2014.
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
28. Related Parties
The Company lends to and accepts deposits from shareholders, directors, officers and their related business interests on substantially the same terms as loans and deposits to other individuals and businesses of comparable credit worthiness. Loans to related parties were approximately $3,943 and $4,097 at December 31, 2014 and 2013, respectively, and are included in loans held for investment. Deposits held for related parties were approximately $10,604 and $12,229 at December 31, 2014 and 2013, respectively.
The Company leases certain office property from a limited partnership owned in part by a director and shareholder of the Company and the director’s direct interests. The lease agreements relate to properties located in Jacksonville, Florida, and reflect substantially the same terms as leases entered into with other businesses of comparable standing. Several of the leases matured in 2014, with one remaining lease that is due to mature in February of 2015. Payments related to the properties totaled $1,998, $1,563 and $2,436 for the years ended December 31, 2014, 2013 and 2012, respectively.

29. Condensed Parent Company Financial Information
Condensed balance sheets of EverBank Financial Corp as of December 31, 2014 and 2013 are as follows:

	2014	2013
Assets
Cash and cash equivalents	$60,251	$65,005
Investment in subsidiaries:
Bank subsidiary	1,789,398	1,662,164
Nonbank subsidiaries	3,344	3,344
Total investment in subsidiaries	1,792,742	1,665,508
Other assets	7,607	2,264
Total Assets	$1,860,600	$1,732,777
Liabilities
Accounts payable and accrued liabilities	$5,604	$4,635
Due to subsidiaries, net	3,652	3,379
Trust preferred securities (Note 15)	103,750	103,750
Total Liabilities	113,006	111,764
Total Shareholders’ Equity (Note 16)	1,747,594	1,621,013
Total Liabilities and Shareholders’ Equity	$1,860,600	$1,732,777
Condensed statements of income of EverBank Financial Corp for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Income
Other income	$261	$303	$273
Total income	261	303	273
Expense
Interest expense	6,598	6,584	6,006
Noninterest expense	4,169	3,302	3,776
Total expense	10,767	9,886	9,782
Income (loss) before income tax benefit	(10,506)	(9,583)	(9,509)
Income tax benefit	(3,802)	(3,905)	(3,596)
Income (loss) before equity in earnings of subsidiaries	(6,704)	(5,678)	(5,913)
Equity in earnings of subsidiaries	154,786	142,418	79,955
Net Income	$148,082	$136,740	$74,042
Comprehensive Income (Loss) (1)	$135,100	$170,909	$95,007

(1)	Refer to the consolidated statements of comprehensive income for other comprehensive income details.

Condensed statements of cash flows of EverBank Financial Corp for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Operating Activities:
Net income	$148,082	$136,740	$74,042
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	(154,786)	(142,418)	(79,955)
Amortization of gain on interest rate swaps	—	—	(255)
Dividends received from bank subsidiary	40,000	40,000	15,600
Deferred income taxes	(68)	(464)	15
Other operating activities	462	298	270
Changes in operating assets and liabilities, net of
acquired assets and liabilities:
Other assets	(4,336)	(18)	(642)
Accounts payable and accrued liabilities	489	(32,317)	28,670
Due to subsidiaries	273	(991)	977
Net cash provided by operating activities	30,116	830	38,722
Investing Activities:
Capital contributions	(15,000)	—	(353,654)
Net cash used in investing activities	(15,000)	—	(353,654)
Financing Activities:
Repurchase of common stock	—	—	(360)
Proceeds from issuance of common stock, net of issuance cost	7,466	13,041	249,325
Proceeds from issuance of preferred stock, net of issuance cost	—	—	144,325
Dividends paid	(27,336)	(19,823)	(11,790)
Net cash (used in) provided by financing activities	(19,870)	(6,782)	381,500
Net Increase (Decrease) in Cash and Cash Equivalents	(4,754)	(5,952)	66,568
Cash and Cash Equivalents
Beginning of year	65,005	70,957	4,389
End of year	$60,251	$65,005	$70,957
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$6,594	$6,584	$6,078
Income taxes	43	26,765	(34,493)
30.  Segment Information
    During the second quarter of 2014, the Company, completed certain changes to its organizational structure that resulted in the re-classification of the Company's three reportable business segments from Banking and Wealth Management, Mortgage Banking and Corporate Services into Consumer Banking, Commercial Banking, and Corporate Services. The Company’s reportable business segments are strategic business segments that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements.
The Consumer Banking segment includes consumer deposit services and activities, residential lending and servicing, wealth management, and capital markets. Commercial Banking includes commercial and commercial real estate lending, lender finance, equipment finance and leasing, mortgage warehouse finance and commercial deposits.
The Corporate Services segment consists of services provided to the Consumer Banking and Commercial Banking segments including executive management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction-related items. Direct expenses are allocated to the reporting segments; unallocated expenses are included in Corporate Services. Certain other expenses, including interest expense on trust preferred debt and transaction-related items, are included in the Corporate Services segment.
The accounting policies of these reportable business segments are the same as those described in Note 2. The chief operating decision maker’s review of each segment’s performance is based on segment income, which is defined as income from operations before income taxes and certain corporate allocations. Additionally, total net revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.
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
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the years ended December 31, 2014, 2013 and 2012, which has been restated to conform to the new reportable segment presentation. The eliminations column includes intersegment eliminations required for consolidation purposes.

	2014
	Consumer Banking		Commercial Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$319,807		$251,357		$(6,357)	$—	$564,807
Total net revenue	615,256	(1)	292,706		(5,916)	—	902,046
Intersegment revenue	66,840		(66,840)		—	—	—
Depreciation and amortization	9,153		14,980		7,648	—	31,781
Income before income taxes	168,553	(1)	177,321		(107,303)	—	238,571
Total assets	13,825,052		7,892,974		215,095	(315,333)	21,617,788

	2013
	Consumer Banking		Commercial Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$301,544		$263,682		$(6,301)	$—	$558,925
Total net revenue	769,782	(2)	314,133		(5,599)	—	1,078,316
Intersegment revenue	60,567		(60,567)		—	—	—
Depreciation and amortization	10,519		21,867		7,147	—	39,533
Income before income taxes	145,262	(2)	172,496		(99,718)	—	218,040
Total assets	11,321,747		6,331,646		236,313	(248,722)	17,640,984

	2012
	Consumer Banking		Commercial Banking		Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$340,729		$178,812		$(5,747)	$—	$513,794
Total net revenue	662,369	(3)	226,772		(5,575)	—	883,566
Intersegment revenue	31,689		(31,689)		—	—	—
Depreciation and amortization	6,365		23,437		7,754	—	37,556
Income before income taxes	138,281	(3)	78,924		(101,208)	—	115,997
Total assets	12,274,855		5,972,260	(4)	166,146	(170,383)	18,242,878

(1)	Segment earnings in the Consumer Banking segment included $8,012 in recoveries on the MSR valuation allowance for the year ended December 31, 2014.

(2)	Segment earnings in the Consumer Banking segment included $94,951 in recoveries on the MSR valuation allowance, net of impairment charges, for the year ended December 31, 2013.

(3)	Segment earnings in the Consumer Banking segment included $63,508 in charges for MSR impairment, net of recoveries, for the year ended December 31, 2012.

(4)	Total assets in the Commercial Banking segment includes $36,621 of goodwill and $2,100 of gross intangibles related to the BPL acquisition for the year ended December 31, 2012.
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
As indicated in the notes to the tables below, certain items included in the tables are non-GAAP financial measures. For a more detailed discussion of these items, including a discussion of why we believe these items are meaningful and a reconciliation of each of these items to the most directly comparable generally accepted accounting principles, or GAAP, financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Metrics."

(in millions, except share and per share data)	2014 Quarters				2013 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data:
Interest income	$194.4	$190.7	$180.3	$168.5	$173.5	$184.0	$187.9	$190.3
Interest expense	47.0	44.3	40.1	37.6	38.5	45.1	46.6	46.5
Net interest income	147.4	146.3	140.2	130.8	135.0	138.9	141.2	143.8
Provision for loan and lease losses(1)	8.6	6.7	6.1	3.1	7.0	3.1	—	1.9
Net interest income after provision for loan and lease losses	138.8	139.6	134.1	127.8	128.0	135.8	141.2	141.9
Noninterest income(2)	75.2	88.2	89.3	84.6	95.7	143.6	146.8	133.3
Noninterest expense(3)	152.7	157.8	167.3	161.2	197.2	225.7	213.5	211.8
Income before income taxes	61.3	70.1	56.0	51.1	26.5	53.7	74.5	63.4
Provision for income taxes	23.3	26.5	21.2	19.4	8.1	20.5	28.5	24.2
Net income	$38.0	$43.5	$34.8	$31.8	$18.5	$33.2	$46.0	$39.1
Net income allocated to common shareholders	$35.5	$41.0	$32.3	$29.2	$15.9	$30.6	$43.5	$36.6
Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	123,278	122,950	122,840	122,684	122,595	122,509	122,281	121,583
Diluted	125,646	125,473	125,389	125,038	124,420	124,124	124,034	123,439
Earnings per common share:
Basic	$0.29	$0.33	$0.26	$0.24	$0.13	$0.25	$0.36	$0.30
Diluted	0.28	0.33	0.26	0.23	0.13	0.25	0.35	0.30
Tangible common equity per common share at period end(4)	12.51	12.36	12.02	11.78	11.57	11.42	11.00	10.65

	2014 Quarters				2013 Quarters
(in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Balance Sheet Data (period end):
Cash and cash equivalents	$366.7	$364.1	$170.0	$499.8	$847.8	$1,087.9	$489.6	$593.4
Investment securities	1,088.0	1,295.4	1,335.1	1,358.5	1,351.0	1,421.0	1,615.3	1,765.6
Loans held for sale	973.5	871.7	1,704.4	596.7	791.4	1,059.9	2,000.4	2,416.6
Loans and leases held for investment, net	17,699.4	16,522.7	15,237.9	13,801.1	13,189.0	12,496.0	12,793.9	12,178.2
Total assets	21,617.8	20,510.3	19,753.8	17,630.9	17,641.0	17,612.1	18,362.9	18,306.5
Deposits	15,508.7	14,473.5	13,874.7	13,288.4	13,261.3	13,627.7	13,669.9	13,674.4
Total liabilities	19,870.2	18,789.3	18,074.4	15,983.3	16,020.0	16,009.2	16,813.5	16,802.0
Total shareholders’ equity	1,747.6	1,721.0	1,679.4	1,647.6	1,621.0	1,602.9	1,549.4	1,504.4
Capital (period end):
Common equity tier 1 ratio (EFC consolidated, Basel I)(5)	11.6%	12.0%	11.5%	12.2%	12.1%	12.2%	11.4%	11.3%
Tier 1 leverage ratio (bank level)(6)	8.2%	8.5%	8.3%	9.1%	9.0%	8.8%	8.3%	8.2%
Total risk-based capital ratio (bank level)(6)	13.4%	14.0%	13.4%	14.3%	14.3%	14.5%	13.7%	13.7%
Performance Metrics:
Return on average assets	0.73%	0.85%	0.74%	0.75%	0.43%	0.72%	1.00%	0.85%
Return on average risk-weighted assets(7)	1.15%	1.37%	1.15%	1.10%	0.65%	1.16%	1.60%	1.38%
Return on average equity(8)	9.0%	10.6%	8.6%	7.9%	4.4%	8.7%	12.7%	11.0%
Efficiency ratio(9)	69%	67%	73%	75%	85%	80%	74%	76%
Adjusted net income includes adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

	2014 Quarters				2013 Quarters
(in thousands)	Fourth	Third	Second	First	Fourth	Third	Second	First
Net income	$38,021	$43,519	$34,782	$31,760	$18,451	$33,150	$45,993	$39,146
Transaction expense and non-recurring regulatory related expense, net of tax	2,502	2,201	1,294	465	4,807	20,203	12,042	11,425
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(205)	198	423	311	(68)	(439)	(538)	950
MSR impairment (recovery), net of tax	—	(1,904)	—	(3,063)	(9,109)	(21,783)	(20,194)	(7,784)
Restructuring cost, net of tax	(164)	—	—	630	16,090	3,242	—	—
OTTI losses on investment securities (Volcker Rule), net of tax	—	—	425	—	2,045	—	—	—
Adjusted net income	$40,154	$44,014	$36,924	$30,103	$32,216	$34,373	$37,303	$43,737
Adjusted net income allocated to preferred stock	2,531	2,532	2,531	2,531	2,531	2,532	2,531	2,531
Adjusted net income allocated to common shareholders	$37,623	$41,482	$34,393	$27,572	$29,685	$31,841	$34,772	$41,206
Adjusted net earnings per common share, basic	$0.31	$0.34	$0.28	$0.22	$0.24	$0.26	$0.28	$0.34
Adjusted net earnings per common share, diluted	$0.30	$0.33	$0.27	$0.22	$0.24	$0.26	$0.28	$0.33
Weighted average common shares outstanding:
(units in thousands)
Basic	123,278	122,950	122,840	122,684	122,595	122,509	122,281	121,583
Diluted	125,646	125,473	125,389	125,038	124,420	124,124	124,034	123,439

(1)
For the three months ended December 31, 2014, provision for loan and lease losses includes a $0.3 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the three months ended September 30, 2014, provision for loan and lease losses includes a $0.3 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended June 30, 2014, provision for loan and lease losses includes a $0.7 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2014, provision for loan and lease losses includes a $0.5 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended December 31, 2013, provision for loan and lease losses includes a $3.2 million increase related to restructuring cost and a $0.1 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended September 30, 2013, provision for loan and lease losses includes a $0.7 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended June 30, 2013, provision for loan and lease losses includes a $0.9 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2013, provision for loan and lease losses includes a $1.5 million increase in non-accretable discount related to Bank of Florida ACI.

(2)
For the three months ended December 31, 2014, noninterest income includes a $0.6 million increase related to an adjustment to restructuring cost recorded in 2013. For the three months ended September 30, 2014, noninterest income includes $3.1 million in recovery on MSR valuation allowance. For the three months ended June 30, 2014, noninterest income includes a $0.7 million decrease related to OTTI losses on investment securities. For the three months ended March 31, 2014, noninterest income includes $4.9 million in recovery on MSR valuation allowance and a $2.0 million increase related to an adjustment to restructuring cost recorded in 2013. For the three months ended December 31, 2013, noninterest income includes $14.7 million in recovery on MSR valuation allowance, $10.4 million in gain on early extinguishment of FHLB advances, a $5.9 million decrease related to restructuring cost and a $3.3 million decrease related to OTTI losses on investment securities. For the three months ended September 30, 2013, noninterest income includes $35.1 million in recovery on MSR valuation allowance and $5.0 million in gain on early extinguishment of FHLB advances. For the three months ended June 30, 2013, noninterest income includes $32.6 million in recovery on MSR valuation allowance. For the three months ended March 31, 2013, noninterest income includes $12.6 million in recovery on MSR valuation allowance.

(3)
For the three months ended December 31, 2014, noninterest expense includes $4.0 million in transaction expense and non-recurring regulatory related expense and $0.4 million in restructuring cost. For the three months ended September 30, 2014, noninterest expense includes $3.6 million in transaction expense and non-recurring regulatory related expense. For the three months ended June 30, 2014, noninterest expense includes $2.1 million in non-recurring regulatory related expense. For the three months ended March 31, 2014, noninterest expense includes and $3.0 million in restructuring cost and $0.8 million in non-recurring regulatory related expense. For the three months ended December 31, 2013, noninterest expense includes $16.9 million in restructuring cost and $7.8 million in non-recurring regulatory related expense. For the three months ended September 30, 2013, noninterest expense includes $32.6 million in non-recurring regulatory related expense and $5.2 million in restructuring cost. For the three months ended June 30, 2013, noninterest expense includes $19.4 million in non-recurring regulatory related expense. For the three months ended March 31, 2013, noninterest expense includes $18.4 million in non-recurring regulatory related expense.

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

(5)
The common equity tier 1 ratio (EFC consolidated, Basel I) is calculated as common tier 1 capital divided by risk-weighted assets. Common tier 1 capital is calculated as tier 1 capital less the Series A 6.75% Non-Cumulative Perpetual Preferred Stock. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

A reconciliation of EFC consolidated common tier 1 capital to EFC consolidated shareholders' equity which is the most comparable GAAP financial measure, is as folllows:

Regulatory Capital (EFC consolidated)		2014 Quarters				2013 Quarters
(in thousands)		Fourth	Third	Second	First	Fourth	Third	Second	First
Shareholders’ equity		$1,747,594	$1,721,023	$1,679,448	$1,647,639	$1,621,013	$1,602,913	$1,549,383	$1,504,442
Less:	Preferred stock	(150,000)	(150,000)	(150,000)	(150,000)	(150,000)	(150,000)	(150,000)	(150,000)
	Goodwill and other intangibles	(49,589)	(49,957)	(50,328)	(50,700)	(51,072)	(51,436)	(51,807)	(52,089)
	Disallowed servicing asset	(32,054)	(23,524)	(29,028)	(26,419)	(20,469)	(39,658)	(36,182)	(31,585)
	Disallowed deferred tax asset	—	—	(61,737)	(62,682)	(63,749)	(64,462)	(65,406)	(66,351)
Add:	Accumulated losses (gains) on securities and cash flow hedges	65,597	51,108	53,936	53,647	52,615	56,879	80,389	80,324
Common tier 1 capital		$1,581,548	$1,548,650	$1,442,291	$1,411,485	$1,388,338	$1,354,236	$1,326,377	$1,284,741
Risk-weighted assets		$13,665,981	$12,875,007	$12,583,537	$11,600,258	$11,469,483	$11,120,445	$11,656,997	$11,405,375

(6)
The Tier 1 leverage ratio and the total risk-based capital ratio are regulatory financial measures that are used to assess the capital position of financial services companies and, as such, these ratios are presented at the bank level.

The Tier 1 leverage ratio is calculated as Tier 1 capital divided by adjusted total assets. The total risk-based capital ratio is calculated as total risk-based capital (total regulatory capital) divided by total risk-weighted assets.
Adjusted total assets is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level total assets. In calculating adjusted total assets, total assets are adjusted for goodwill, servicing assets and deferred tax assets disallowed from Tier 1 capital and other regulatory adjustments.
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
Tier 1 capital is a non-GAAP financial measure and its most directly comparable GAAP financial measure is bank level shareholders' equity. Tier 1 capital includes common equity and certain qualifying preferred stock less goodwill, disallowed servicing assets, disallowed deferred tax assets and other regulatory adjustments.
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
A reconciliation of (1) Tier 1 capital to bank level shareholders' equity which is the most comparable GAAP financial measure, and (2) total risk-based capital (total regulatory capital) to bank level shareholders' equity which is the most comparable GAAP financial measure, is as follows:

Regulatory Capital (bank level)		2014 Quarters				2013 Quarters
(in thousands)		Fourth	Third	Second	First	Fourth	Third	Second	First
Shareholders’ equity		$1,789,398	$1,769,205	$1,714,454	$1,686,414	$1,662,164	$1,648,152	$1,598,419	$1,560,001
Less:	Goodwill and other intangibles	(49,589)	(49,957)	(50,328)	(50,700)	(51,072)	(51,436)	(51,807)	(52,089)
	Disallowed servicing asset	(32,054)	(23,524)	(29,028)	(26,419)	(20,469)	(39,658)	(36,182)	(31,585)
	Disallowed deferred tax asset	—	—	(61,737)	(62,682)	(63,749)	(64,462)	(65,406)	(66,351)
Add:	Accumulated losses (gains) on securities and cash flow hedges	64,002	49,516	52,121	51,507	50,608	54,392	78,181	77,073
Tier 1 capital		1,771,757	1,745,240	1,625,482	1,598,120	1,577,482	1,546,988	1,523,205	1,487,049
Add:	Allowance for loan and lease losses	60,846	57,245	56,728	62,969	63,690	66,991	73,469	77,067
Total regulatory capital		$1,832,603	$1,802,485	$1,682,210	$1,661,089	$1,641,172	$1,613,979	$1,596,674	$1,564,116
Adjusted total assets		$21,592,849	$20,480,723	$19,660,793	$17,539,708	$17,554,236	$17,510,528	$18,287,359	$18,234,886
Risk-weighted assets		13,658,685	12,869,352	12,579,476	11,597,320	11,467,411	11,120,048	11,656,698	11,406,725

(7)
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

(8)
Return on average equity is calculated as net income less dividends declared on the Series A 6.75% Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity (average shareholders' equity less average Series A 6.75% Non-Cumulative Perpetual Preferred Stock).

(9)
The efficiency ratio represents noninterest expense as a percentage of total revenue. Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2014. The Company’s controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
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
Management assessed the Company's internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013 (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The management of EverBank Financial Corp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2014. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014. The Company’s independent registered public accounting firm, that audited the Company’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2014.
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

/s/ Robert M. Clements	/s/ Steven J. Fischer

Robert M. Clements	Steven J. Fischer
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 20, 2015	Date: February 20, 2015

Item 9B.   Other Information
None.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item relating to EverBank Financial Corp's directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance are included under the captions "Director Nominees", "Board Structure and Committee Composition", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.
Item 11.   Executive Compensation
The information required by this item relating to compensation of our directors and executive officers is included under the caption "Compensation Discussion and Analysis" and "Board Structure and Committee Composition" in the Company's Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the caption "Voting Securities and Principal Holders Thereof," "Director Nominees," and "Compensation Discussion and Analysis," in the Company's Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to security ownership of certain relationships and related transactions and director independence is included under the caption "Certain Relationships and Related Party Transactions," and "Board Structure and Committee Composition," in the Company's Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.
Item 14.   Principal Accountant Fees and Services
The information required by this item relating to principal accountant fees and services is included under the caption "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2015 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2014 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
(a) Documents Filed As Part of This Report
The following consolidated financial statements of EverBank Financial Corp and Subsidiaries are filed as part of this report under Item 8 - Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - As of December 31, 2014 and 2013

•	Consolidated Statements of Income - For the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements
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

EverBank Financial Corp

Date:	February 20, 2015	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Clements	Chairman of the Board and Chief Executive Officer	February 20, 2015
Robert M. Clements	(Principal Executive Officer)

/s/ Steven J. Fischer	Executive Vice President and Chief Financial Officer	February 20, 2015
Steven J. Fischer	(Principal Financial and Accounting Officer)

/S/ Gerald S. Armstrong	Director	February 20, 2015
Gerald S. Armstrong

/s/ Joseph D. Hinkel	Director	February 20, 2015
Joseph D. Hinkel

/s/ Merrick R. Kleeman	Director	February 20, 2015
Merrick R. Kleeman

/s/ Mitchell M. Leidner	Director	February 20, 2015
Mitchell M. Leidner

/s/ W. Radford Lovett, II	Director	February 20, 2015
W. Radford Lovett, II

/s/ Arrington H. Mixon	Director	February 20, 2015
Arrington H. Mixon

/s/ Robert J. Mylod, Jr.	Director	February 20, 2015
Robert J. Mylod, Jr.

/s/ Russell B. Newton, III	Director	February 20, 2015
Russell B. Newton, III

/s/ William Sanford	Director	February 20, 2015
William Sanford

/s/ Richard P. Schifter	Director	February 20, 2015
Richard P. Schifter

/s/ Scott M. Stuart	Director	February 20, 2015
Scott M. Stuart

/s/ W. Blake Wilson	Director	February 20, 2015
W. Blake Wilson

EXHIBIT INDEX

Exhibit No.	Description

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

4.35
Specimen receipt representing the Depositary Shares, each representing a 1/1000th interest in a share of 6.75% Series A Non-Cumulative Perpetual Preferred Shares, 0.01 par value, of EverBank Financial Corp (included in Exhibit 4.34 to the Company’s Form S-1/A filed with the SEC on October 29, 2012 and incorporated herein by reference).

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

10.17
EverBank Financial Corp 2011 Omnibus Equity Incentive Plan (filed as Exhibit 10.26 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.18
EverBank Financial Corp 2011 Executive Incentive Plan (filed as Exhibit 10.27 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.19
Form of Indemnification Agreement between EverBank Financial Corp and each of its directors and executive officers (filed as Exhibit 10.28 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.20
Form of Amendment to Employment Agreement between EverBank Financial Corp and each of Robert M. Clements and W. Blake Wilson (filed as Exhibit 10.29 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.21
Form of Amendment to Employment Agreement between EverBank Financial Corp and each of Gary A. Meeks and John S. Surface (filed as Exhibit 10.30 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February, 7 2011 and incorporated herein by reference). ±

10.22
Employment Agreement between EverBank Financial Corp and Steven Fischer (filed as Exhibit 10.31 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on May 12, 2011 and incorporated herein by reference). ±

10.23
Lease Agreement, dated as of December 15, 2011, between El-Ad Florida LLC and EverBank (filed as Exhibit 10.32 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on March 20, 2012 and incorporated herein by reference).

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

10.27	Employment Agreement between EverBank Financial Corp and Frank Ervin.*
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*

21.1	Subsidiaries of EverBank Financial Corp.*
23	Consent of Deloitte & Touche LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

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