Form 10-Q
period 2015-03-31
EverBank Financial Corp
filed 2015-04-30
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of April 24, 2015, there were 124,228,167 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$63,094	$49,436
Interest-bearing deposits in banks	488,954	317,228
Total cash and cash equivalents	552,048	366,664
Investment securities:
Available for sale, at fair value	719,645	776,311
Held to maturity (fair value of $119,824 and $118,230 as of March 31, 2015 and December 31, 2014, respectively)	115,631	115,084
Other investments	236,494	196,609
Total investment securities	1,071,770	1,088,004
Loans held for sale (includes $1,074,975 and $728,378 carried at fair value as of March 31, 2015 and December 31, 2014, respectively)	1,861,306	973,507
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	18,533,637	17,760,253
Allowance for loan and lease losses	(62,846)	(60,846)
Total loans and leases held for investment, net	18,470,791	17,699,407
Mortgage servicing rights (MSR), net	383,763	435,619
Premises and equipment, net	54,283	56,457
Other assets	953,258	998,130
Total Assets	$23,347,219	$21,617,788
Liabilities
Deposits:
Noninterest-bearing	$1,213,266	$984,703
Interest-bearing	14,863,421	14,523,994
Total deposits	16,076,687	15,508,697
Other borrowings	5,178,000	4,004,000
Trust preferred securities	103,750	103,750
Accounts payable and accrued liabilities	230,970	253,747
Total Liabilities	21,589,407	19,870,194
Commitments and Contingencies (Note 13)
Shareholders’ Equity
6.75% Series A Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at March 31, 2015 and December 31, 2014)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 124,133,375 and 123,679,049 issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	1,241	1,237
Additional paid-in capital	858,925	851,158
Retained earnings	817,539	810,796
Accumulated other comprehensive income (loss) (AOCI)	(69,893)	(65,597)
Total Shareholders’ Equity	1,757,812	1,747,594
Total Liabilities and Shareholders’ Equity	$23,347,219	$21,617,788

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on loans and leases	$194,849	$158,470
Interest and dividends on investment securities	8,022	9,831
Other interest income	160	162
Total Interest Income	203,031	168,463
Interest Expense
Deposits	29,764	22,607
Other borrowings	17,829	15,012
Total Interest Expense	47,593	37,619
Net Interest Income	155,438	130,844
Provision for Loan and Lease Losses	9,000	3,071
Net Interest Income after Provision for Loan and Lease Losses	146,438	127,773
Noninterest Income
Loan servicing fee income	34,132	46,617
Amortization of mortgage servicing rights	(20,299)	(20,572)
Recovery (impairment) of mortgage servicing rights	(43,352)	4,941
Net loan servicing income (loss)	(29,519)	30,986
Gain on sale of loans	42,623	33,851
Loan production revenue	5,387	4,579
Deposit fee income	4,050	3,335
Other lease income	4,080	4,905
Other	5,900	6,928
Total Noninterest Income	32,521	84,584
Noninterest Expense
Salaries, commissions and other employee benefits expense	91,986	97,694
Equipment expense	16,045	18,648
Occupancy expense	5,856	8,072
General and administrative expense	42,155	36,798
Total Noninterest Expense	156,042	161,212
Income before Provision for Income Taxes	22,917	51,145
Provision for Income Taxes	8,687	19,385
Net Income	$14,230	$31,760
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)
Net Income Allocated to Common Shareholders	$11,699	$29,229
Basic Earnings Per Common Share	$0.09	$0.24
Diluted Earnings Per Common Share	$0.09	$0.23
Dividends Declared Per Common Share	$0.04	$0.03
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$14,230	$31,760
Unrealized Gains (Losses) on Debt Securities
Unrealized gains (losses) due to changes in fair value	595	(90)
Tax effect	(226)	34
Change in unrealized gains (losses) on debt securities	369	(56)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(12,144)	(5,624)
Reclassification of net unrealized losses to interest expense	4,620	4,050
Tax effect	2,859	598
Change in interest rate swaps	(4,665)	(976)
Other Comprehensive Income (Loss)	(4,296)	(1,032)
Comprehensive Income (Loss)	$9,934	$30,728

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2015	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	14,230	—	14,230
Other comprehensive income (loss)	—	—	—	—	(4,296)	(4,296)
Issuance of common stock	—	4	5,462	—	—	5,466
Share-based grants (including income tax benefits)	—	—	2,305	—	—	2,305
Cash dividends on common stock	—	—	—	(4,956)	—	(4,956)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2015	$150,000	$1,241	$858,925	$817,539	$(69,893)	$1,757,812

Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	31,760	—	31,760
Other comprehensive income (loss)	—	—	—	—	(1,032)	(1,032)
Issuance of common stock	—	1	209	—	—	210
Share-based grants (including income tax benefits)	—	—	1,900	—	—	1,900
Cash dividends on common stock	—	—	—	(3,681)	—	(3,681)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2014	$150,000	$1,227	$834,460	$715,599	$(53,647)	$1,647,639

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$14,230	$31,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	13,004	8,423
Depreciation and amortization of tangible and intangible assets	6,737	8,753
Reclassification of net loss on settlement of interest rate swaps	4,620	4,050
Amortization and impairment of mortgage servicing rights, net of recoveries	63,651	15,631
Deferred income taxes (benefit)	2,181	9,853
Provision for loan and lease losses	9,000	3,071
Loss on other real estate owned (OREO)	1,097	892
Share-based compensation expense	1,886	1,719
Payments for settlement of forward interest rate swaps	—	(11,161)
Other operating activities	501	(896)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(317,755)	199,591
Other assets	52,685	71,148
Accounts payable and accrued liabilities	(33,545)	(40,241)
Net cash provided by (used in) operating activities	(181,708)	302,593
Investing Activities:
Investment securities available for sale:
Purchases	—	(77,994)
Proceeds from prepayments and maturities	56,952	76,687
Investment securities held to maturity:
Purchases	(5,099)	(14,162)
Proceeds from prepayments and maturities	4,298	4,332
Purchases of other investments	(143,080)	(72,902)
Proceeds from sales of other investments	103,195	78,048
Net change in loans and leases held for investment	(1,552,524)	(753,139)
Purchases of premises and equipment, including equipment under operating leases	(2,835)	(5,092)
Purchases of mortgage servicing assets	(1,024)	(1,320)
Proceeds related to sale or settlement of other real estate owned	5,927	8,837
Proceeds from insured foreclosure claims	164,873	59,616
Proceeds from sale of mortgage servicing rights	—	37,738
Other investing activities	2,139	1,075
Net cash provided by (used in) investing activities	(1,367,178)	(658,276)
Financing Activities:
Net increase (decrease) in nonmaturity deposits	342,507	(148,422)
Net increase (decrease) in time deposits	219,365	161,977
Net change in short-term Federal Home Loan Bank (FHLB) advances	1,124,000	(25,000)
Proceeds from long-term FHLB advances	225,000	75,000
Repayments of long-term FHLB advances, including early extinguishment	(175,000)	(50,000)
Proceeds from issuance of common stock	5,466	210
Dividends paid	(7,488)	(6,212)
Other financing activities	420	181
Net cash provided by (used in) financing activities	1,734,270	7,734
Net change in cash and cash equivalents	185,384	(347,949)
Cash and cash equivalents at beginning of period	366,664	847,778
Cash and cash equivalents at end of period	$552,048	$499,829

See Note 1 for disclosures related to supplemental noncash information.
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a savings and loan holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. EverBank's direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and commercial and consumer lending centers across the United States. EB (a) accepts deposits from the general public and commercial entities; (b) originates, purchases, services, sells and securitizes residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
EB’s subsidiaries are:
•AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;
•Tygris Commercial Finance Group, Inc. (Tygris), the parent of EverBank Commercial Finance, Inc.;
•EverInsurance, Inc.;
•Elite Lender Services, Inc.;
•EverBank Wealth Management, Inc.; and
•Business Property Lending, Inc.
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, and changes in cash flows have been made.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Three Months Ended March 31,
	2015	2014
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$177,685	$119,353
See Note 4 for disclosures relating to noncash activities relating to loan transfers.
2.  Recent Accounting Pronouncements
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
Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606), which supersedes the guidance in former Accounting Standards Codification (ASC) 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To satisfy this objective, ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also implements enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods with early adoption prohibited. Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
Presentation of Residential Mortgage Loans Upon Foreclosure - In January 2014, the FASB issued ASU 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires both interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods. The guidance set forth in ASU 2014-04 is consistent with the Company’s current practice for derecognizing residential mortgage loans. As such, the adoption of ASU 2014-04 did not have a material impact on the Company's consolidated financial statements but resulted in additional disclosure, which can be found in Note 6.
3.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of March 31, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2015
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$717,589	$6,164	$6,143	$717,610	$717,610
Asset-backed securities (ABS)	1,761	—	398	1,363	1,363
Other	268	404	—	672	672
Total available for sale securities	$719,618	$6,568	$6,541	$719,645	$719,645
Held to maturity:
Residential CMO securities - agency	$23,970	$754	$—	$24,724	$23,970
Residential mortgage-backed securities (MBS) - agency	91,661	3,554	115	95,100	91,661
Total held to maturity securities	$115,631	$4,308	$115	$119,824	$115,631
December 31, 2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
Asset-backed securities	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	$776,879	$6,037	$6,605	$776,311	$776,311
Held to maturity:
Residential CMO securities - agency	$27,801	$788	$—	$28,589	$27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	$115,084	$3,468	$322	$118,230	$115,084
At March 31, 2015 and December 31, 2014, investment securities with a carrying value of $157,948 and $166,836, respectively, were pledged to secure other borrowings, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the three months ended March 31, 2015, there were no gross gains or gross losses realized on available for sale investments. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Debt securities:
Residential CMO securities - nonagency	$200,727	$2,136	$128,968	$4,007	$329,695	$6,143
Residential MBS - agency	4,261	3	9,452	112	13,713	115
Asset-backed securities	—	—	1,363	398	1,363	398
Total debt securities	$204,988	$2,139	$139,783	$4,517	$344,771	$6,656
December 31, 2014
Debt securities:
Residential CMO securities - nonagency	$317,042	$3,900	$31,010	$2,300	$348,052	$6,200
Residential MBS - agency	6,788	63	11,670	259	18,458	322
Asset-backed securities	—	—	1,395	405	1,395	405
Total debt securities	$323,830	$3,963	$44,075	$2,964	$367,905	$6,927
The Company had unrealized losses at March 31, 2015 and December 31, 2014 on residential CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At March 31, 2015, the Company had 50 debt securities in an unrealized loss position. A total of 27 were in an unrealized loss position for less than 12 months. These 27 securities consisted of 25 residential nonagency CMO securities and two residential agency MBS. The remaining 23 debt securities were in an unrealized loss position for 12 months or longer. These 23 securities consisted of 18 residential nonagency CMO securities, two residential agency MBS and three ABS. Of the $6,656 in unrealized losses, $4,731 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2014, the Company had 58 debt securities in an unrealized loss position. A total of 39 were in an unrealized loss position for less than 12 months. These 39 securities consisted of 36 residential nonagency CMO securities and three residential agency MBS. The remaining 19 debt securities were in an unrealized loss position for 12 months or longer. These 19 securities consisted of three ABS, three residential agency MBS and 13 residential nonagency CMO securities. Of the $6,927 in unrealized losses, $5,061 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
When certain triggers indicate the likelihood of an other-than-temporary-impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. There were no OTTI losses recognized on available for sale or held to maturity securities during the three months ended March 31, 2015 or 2014.
During the three months ended March 31, 2015 and 2014, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended March 31,
	2015	2014
Interest income on available for sale securities	$5,180	$8,805
Interest income on held to maturity securities	814	781
Other interest and dividend income	2,028	245
	$8,022	$9,831
All investment interest income recognized by the Company during the three months ended March 31, 2015 and 2014 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Mortgage warehouse (carried at fair value)	$540,632	$410,948
Other residential (carried at fair value)	534,343	317,430
Total loans held for sale carried at fair value	1,074,975	728,378
Government insured pool buyouts	15,836	12,583
Other residential	770,495	232,546
Total loans held for sale carried at lower of cost or market	786,331	245,129
Total loans held for sale	$1,861,306	$973,507
The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet, the Company has elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. The Company has also elected the fair value option for originated fixed rate jumbo preferred loans, due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other residential mortgage and government insured pool buyouts loans because the Company expects to hold these loans for a short duration. These loans are carried at the lower of cost or fair value.
A majority of the loans held for sale that are carried at the lower of cost or market represent loans that were transferred from the held for investment portfolio to the held for sale portfolio. Government insured pool buyouts held at the lower of cost or market represent government insured loans that have re-performed and are now eligible to be re-securitized. These loans are generally bought out of the Company's servicing pools while delinquent and placed into loans held for investment as they must become current before they are eligible for securitization. Once the loan re-performs and becomes eligible for securitization, the loan is transferred to the held for sale portfolio and sold or securitized. Other residential loans held at the lower of cost or market represent loans for which the Company has changed its intent and no longer intends to hold these loans for the foreseeable future.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Proceeds received from agency securitizations	$1,059,078	$1,187,074

Proceeds received from nonsecuritization sales - residential	366,215	76,387
Proceeds received from nonsecuritization sales - commercial and commercial real estate	—	38,811
Proceeds received from nonsecuritization sales - equipment financing receivables	12,058	—
Proceeds received from nonsecuritization sales	$378,273	$115,198

Repurchased loans from agency sales and securitizations	$655	$301
Repurchased loans from nonagency sales	1,304	1,152
In connection with these transfers, the Company recorded servicing assets in the amount of $12,293 for the three months ended March 31, 2015. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR and Note 12 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the offsetting hedging positions.
The Company periodically transfers conforming residential Ginnie Mae (GNMA) mortgages in exchange for mortgage-backed securities.  As of March 31, 2015 and December 31, 2014, the Company retained $13,177 and $9,001, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.

The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Loans Transferred from Held for investment (HFI) to Held for Sale (HFS)	2015	2014
Residential mortgages	$708,383	$—
Government insured pool buyouts	268,419	108,780
Commercial and commercial real estate	—	1,429
Equipment finance receivables	11,150	—
Total transfers from HFI to HFS	$987,952	$110,209

Loans Transferred from HFS to HFI
Residential mortgages	$114,025	$26,351
Total transfers from HFS to HFI	$114,025	$26,351
Loans and leases are transferred from loans and leases held for investment to held for sale when the Company no longer has the intent to hold them for the foreseeable future. Loans and leases are transferred from held for sale to held for investment when the Company determines that it intends to hold these loans and leases for the foreseeable future. Loan transfers from held for sale to held for investment and transfers from held for investment to held for sale represent noncash activities within the operating and investing sections of the statement of cash flows.
5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of March 31, 2015 and December 31, 2014 were comprised of the following:

	March 31, 2015	December 31, 2014
Residential mortgages	$9,779,238	$9,920,070
Commercial and commercial real estate	6,505,346	5,646,690
Equipment financing receivables	2,073,583	2,031,570
Home equity lines	170,998	156,869
Consumer and credit card	4,472	5,054
Total loans and leases held for investment, net of unearned income	18,533,637	17,760,253
Allowance for loan and lease losses	(62,846)	(60,846)
Total loans and leases held for investment, net	$18,470,791	$17,699,407
As of March 31, 2015 and December 31, 2014, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	March 31, 2015	December 31, 2014
Net purchased loan and lease discounts	$50,053	$47,108
Net deferred loan and lease origination costs	98,757	94,778
During the three months ended March 31, 2015, the Company's significant third-party purchases included government insured buyouts with a UPB of $408,755, which are categorized as residential mortgages in the table above. The Company also purchased into commercial credit facilities with an outstanding commitment of $255,000 and outstanding balances of $101,031. Please see Note 4 for disclosure of the Company's transfers and sales of financing receivables.
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the three months ended March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Contractual payments receivable for acquired loans and leases at acquisition	$688,235	$308,426
Expected cash flows for acquired loans and leases at acquisition	450,708	207,240
Basis in acquired loans and leases at acquisition	413,371	193,177
Information pertaining to the ACI portfolio as of March 31, 2015 and December 31, 2014 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2015
Carrying value, net of allowance	$2,632,310	$168,853	$2,801,163
Outstanding unpaid principal balance (UPB)	2,669,455	171,469	2,840,924
Allowance for loan and lease losses, beginning of period	5,974	2,042	8,016
Allowance for loan and lease losses, end of period	3,870	482	4,352
December 31, 2014
Carrying value, net of allowance	$2,616,728	$194,599	$2,811,327
Outstanding unpaid principal balance	2,655,497	198,061	2,853,558
Allowance for loan and lease losses, beginning of year	4,925	9,834	14,759
Allowance for loan and lease losses, end of year	5,974	2,042	8,016
The Company recorded a reduction of provision for loan loss of $3,665 and provision for loan loss of $534 for the ACI portfolio for the three months ended March 31, 2015 and 2014, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the three months ended March 31, 2015 and 2014:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2015
Balance, beginning of period	$240,650	$61,256	$301,906
Additions	37,337	—	37,337
Accretion	(27,994)	(3,295)	(31,289)
Reclassifications (from) to accretable yield	(9,672)	1,848	(7,824)
Balance, end of period	$240,321	$59,809	$300,130
March 31, 2014
Balance, beginning of period	$101,183	$59,663	$160,846
Additions	14,063	—	14,063
Accretion	(13,034)	(5,563)	(18,597)
Reclassifications (from) to accretable yield	2,056	17,916	19,972
Balance, end of period	$104,268	$72,016	$176,284

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three months ended March 31, 2015 and 2014 are as follows:

Three Months Ended March 31, 2015	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$25,098	$23,095	$8,649	$3,814	$190	$60,846
Provision for loan and lease losses	861	3,920	3,687	475	57	9,000
Charge-offs	(2,539)	(2,018)	(2,631)	(288)	(33)	(7,509)
Recoveries	58	2	366	83	—	509
Balance, end of period	$23,478	$24,999	$10,071	$4,084	$214	$62,846
Three Months Ended March 31, 2014
Balance, beginning of period	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Provision for loan and lease losses	1,503	284	1,038	283	(37)	3,071
Charge-offs	(3,165)	(5)	(1,189)	(316)	(15)	(4,690)
Recoveries	566	1	190	141	—	898
Balance, end of period	$25,401	$30,267	$4,312	$2,920	$69	$62,969
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of March 31, 2015 and December 31, 2014:

March 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,805	$16,803	$3,870	$23,478
Commercial and commercial real estate	759	23,758	482	24,999
Equipment financing receivables	68	10,003	—	10,071
Home equity lines	—	4,084	—	4,084
Consumer and credit card	—	214	—	214
Total allowance for loan and lease losses	$3,632	$54,862	$4,352	$62,846
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$17,207	$7,125,851	$2,636,180	$9,779,238
Commercial and commercial real estate	36,350	6,299,661	169,335	6,505,346
Equipment financing receivables	304	2,073,279	—	2,073,583
Home equity lines	—	170,998	—	170,998
Consumer and credit card	—	4,472	—	4,472
Total loans and leases held for investment	$53,861	$15,674,261	$2,805,515	$18,533,637

December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,896	$16,228	$5,974	$25,098
Commercial and commercial real estate	720	20,333	2,042	23,095
Equipment financing receivables	—	8,649	—	8,649
Home equity lines	—	3,814	—	3,814
Consumer and credit card	—	190	—	190
Total allowance for loan and lease losses	$3,616	$49,214	$8,016	$60,846
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$16,642	$7,280,726	$2,622,702	$9,920,070
Commercial and commercial real estate	42,267	5,407,782	196,641	5,646,690
Equipment financing receivables	—	2,031,570	—	2,031,570
Home equity lines	—	156,869	—	156,869
Consumer and credit card	—	5,054	—	5,054
Total loans and leases held for investment	$58,909	$14,882,001	$2,819,343	$17,760,253

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.
The following tables present the recorded investment for loans and leases by credit quality indicator as of March 31, 2015 and December 31, 2014:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
March 31, 2015
Residential mortgages:
Residential (1)	$6,242,276	$—	$23,046	$6,265,322
Government insured pool buyouts (2) (3)	3,044,420	469,496	~~—~~	3,513,916
Equipment financing receivables	2,060,141	—	13,442	2,073,583
Home equity lines	168,807	—	2,191	170,998
Consumer and credit card	4,443	—	29	4,472
Total	$11,520,087	$469,496	$38,708	$12,028,291

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial and commercial real estate:
Mortgage warehouse finance	$2,103,098	$—	$—	$—	$2,103,098
Lender finance	838,671	13,088	—	—	851,759
Other commercial finance	66,085	—	337	—	66,422
Commercial real estate	3,324,910	68,804	90,353	—	3,484,067
Total commercial and commercial real estate	$6,332,764	$81,892	$90,690	$—	$6,505,346

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2014
Residential mortgages:
Residential (1)	$6,302,172	$—	$22,793	$6,324,965
Government insured pool buyouts (2) (3)	3,096,877	498,228	—	3,595,105
Equipment financing receivables	2,020,613	—	10,957	2,031,570
Home equity lines	154,506	—	2,363	156,869
Consumer and credit card	5,016	—	38	5,054
Total	$11,579,184	$498,228	$36,151	$12,113,563

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,356,651	$—	$—	$—	$1,356,651
Lender finance	749,393	13,060	—	—	762,453
Other commercial finance	63,460	—	351	—	63,811
Commercial real estate	3,325,936	34,010	103,829	—	3,463,775
Total commercial and commercial real estate	$5,495,440	$47,070	$104,180	$—	$5,646,690

(1)	For the periods ended March 31, 2015 and December 31, 2014, performing residential mortgages included $4,948 and $6,287, respectively, of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended March 31, 2015 and December 31, 2014, performing government insured pool buyouts included $2,192,789 and $2,143,384, respectively, of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of March 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
March 31, 2015
Residential mortgages:
Residential	$6,475	$7,070	$23,046	$36,591	$6,176,803	$6,213,394
Government insured pool buyouts (1)	32,691	27,575	469,496	529,762	399,902	929,664
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	2,103,098	2,103,098
Lender finance	—	—	—	—	851,759	851,759
Other commercial finance	—	—	—	—	62,309	62,309
Commercial real estate	709	2,747	2,498	5,954	3,312,891	3,318,845
Equipment financing receivables	12,413	8,769	4,468	25,650	2,047,933	2,073,583
Home equity lines	1,171	470	2,191	3,832	167,166	170,998
Consumer and credit card	5	—	29	34	4,438	4,472
Total loans and leases held for investment	$53,464	$46,631	$501,728	$601,823	$15,126,299	$15,728,122

December 31, 2014
Residential mortgages:
Residential	$9,941	$4,817	$22,793	$37,551	$6,230,161	$6,267,712
Government insured pool buyouts (1)	50,955	32,869	498,228	582,052	447,604	1,029,656
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,356,651	1,356,651
Lender finance	—	—	—	—	762,453	762,453
Other commercial finance	1	—	—	1	59,654	59,655
Commercial real estate	1,139	—	2,498	3,637	3,267,653	3,271,290
Equipment financing receivables	18,521	4,114	3,263	25,898	2,005,672	2,031,570
Home equity lines	1,040	845	2,363	4,248	152,621	156,869
Consumer and credit card	16	7	38	61	4,993	5,054
Total loans and leases held for investment	$81,613	$42,652	$529,183	$653,448	$14,287,462	$14,940,910

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.
The following table presents the carrying value of loans collateralized by residential real estate that are either in the process of foreclosure or that have been repossessed as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Loans in the process of foreclosure	$1,888,872	$1,831,788
Repossessed properties:
Foreclosure claims receivable, net of allowance of $16,782 and $17,336, respectively	441,279	451,125
Other real estate owned, net of allowance of $406 and $441, respectively	5,604	8,013

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$11,167	$10,633	$2,805	$10,618	$10,162	$2,896
Commercial and commercial real estate:
Commercial real estate	14,602	12,011	759	14,566	11,290	720
Equipment financing receivables	304	304	68	—	—	—
Total impaired loans with an allowance recorded	$26,073	$22,948	$3,632	$25,184	$21,452	$3,616

Without a related allowance recorded:
Residential mortgages:
Residential	$7,255	$6,574		$7,466	$6,480
Commercial and commercial real estate:
Commercial real estate	25,992	24,339		41,955	30,977
Total impaired loans without an allowance recorded	$33,247	$30,913		$49,421	$37,457

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$16,924	$130	$86,856	$617
Commercial and commercial real estate:
Commercial	—	—	1	—
Commercial real estate	39,339	23	26,437	166
Equipment financing receivables	152	4	—	—
Total impaired loans	$56,415	$157	$113,294	$783
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$23,046	$—	$22,793	$—
Government insured pool buyouts	—	469,496	—	498,228
Commercial and commercial real estate:
Commercial real estate	34,358	—	39,049	—
Equipment financing receivables	13,442	—	10,957	—
Home equity lines	2,191	—	2,363	—
Consumer and credit card	29	—	38	—
Total non-performing loans and leases	$73,066	$469,496	$75,200	$498,228
Troubled Debt Restructurings (TDR) — Modifications made to residential loans during the period included extension of original contractual maturity date, extension of the period of below market rate interest-only payments, or contingent reduction of past due interest. Commercial loan modifications made during the period included extension of original contractual maturity date, payment forbearance, reduction of interest rates, or extension of interest-only periods.
The following is a summary of information relating to modifications considered to be TDRs for the three months ended March 31, 2015 and 2014 that remain as of the respective balance sheet dates:

	Three Months Ended March 31, 2015
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Commercial real estate	2	$3,361	$3,361

	Three Months Ended March 31, 2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	2	$474	$474
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015
	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$881

	Three Months Ended March 31, 2014
	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$147

The recorded investment of TDRs as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Loan Type:
Residential mortgages	$17,207	$16,642
Commercial and commercial real estate	6,975	9,613
Total recorded investment of TDRs	$24,182	$26,255
Accrual Status:
Current	$12,516	$11,786
30-89 days past-due accruing	2,735	1,848
90+ days past-due accruing	—	—
Nonaccrual	8,931	12,621
Total recorded investment of TDRs	$24,182	$26,255
TDRs classified as impaired loans	$24,182	$26,255
Valuation allowance on TDRs	3,118	3,259
The Company included 75 and 77 loans with a net recorded investment of $3,882 and $4,124 in Chapter 7 bankruptcy as TDRs at March 31, 2015 and December 31, 2014.
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	12,293	11,552
Sale of servicing rights	—	(55,547)
Amortization	(20,299)	(20,572)
Decrease (increase) in valuation allowance	(43,352)	4,941
Other	(498)	(561)
Balance, end of period	$383,763	$446,493
Valuation allowance:
Balance, beginning of period	$—	$8,012
Increase in valuation allowance	43,352	—
Recoveries	—	(4,941)
Balance, end of period	$43,352	$3,071
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
	2015	2014
Contractually specified service fees, net	$29,783	$37,147
Other ancillary fees	3,814	8,899
Other	535	571
Total	$34,132	$46,617
Residential
For loans securitized and sold with servicing retained during the three months ended March 31, 2015 and 2014, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended March 31, 2015
Average discount rates	10.08%	—	10.16%
Expected prepayment speeds	10.21%	—	11.38%
Weighted-average life in years	6.29	—	6.98

	Three Months Ended March 31, 2014
Average discount rates	9.32%	—	9.49%
Expected prepayment speeds	11.73%	—	12.12%
Weighted-average life in years	6.03	—	6.41
At March 31, 2015 and December 31, 2014, the Company estimated the fair value of its capitalized residential MSR to be approximately $381,573 and $436,727, respectively. The carrying value of its residential MSR was $381,573 and $432,716 at March 31, 2015 and December 31, 2014, respectively. The carrying value and the fair value are equal as of March 31, 2015 due to the impairment recognized during the first quarter of 2015. The unpaid principal balance below excludes $9,829,000 and $8,073,000 at March 31, 2015 and December 31, 2014, respectively, for residential loans with no related MSR basis. As further discussed in Note 16, the Company received third party bids for a portion of its outstanding residential MSR. These bids were used by the Company in estimating the fair value of its MSR for the related portfolios, leading to a level 2 fair value asset. The remaining MSR portfolio was valued using internally developed estimated cash flows, leading to a level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 12.
The characteristics used in estimating the fair value of the residential MSR portfolio at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Unpaid principal balance	$39,216,000	$41,190,000
Gross weighted-average coupon	4.35%	4.37%
Weighted-average servicing fee	0.29%	0.29%
Expected prepayment speed (1)	11.34%	12.97%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of March 31, 2015 and December 31, 2014 is presented below.

	March 31, 2015	December 31, 2014
Prepayment Rate
10% adverse rate change	$18,791	$18,294
20% adverse rate change	36,293	35,347
Discount Rate
10% adverse rate change	14,758	15,932
20% adverse rate change	28,521	30,770
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $2,190 at March 31, 2015. As of December 31, 2014, the carrying value and fair value of the Company's commercial MSR was $2,903. The Company recognized $4,024 and $2,630 of prepayment penalty income in other noninterest income during the three months ended March 31, 2015 and 2014, related to serviced loans in the Business Lending Trusts acquired with the Business Property Lending, Inc. acquisition.
8.  Income Taxes
For the three months ended March 31, 2015 and 2014 the Company's effective income tax rate of 37.9% for both periods differed from the statutory federal income tax rate primarily due to state income taxes.
9. Share-Based Compensation
Option Plans - On March 9, 2015, the Company granted 819,223 options with a fair value per option on the grant date of $5.76. The fair value of each option award was estimated as of the grant date using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

Risk-free interest rate	1.91%
Expected volatility	34%
Expected term (years)	6.5
Dividend yield	1.27%
The risk-free interest rate is based on the United States (U.S.) Treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected option terms were determined using the simplified approach, which is based on the vesting and contractual terms of the options.The Company analyzes a group of publicly-traded peer institutions to determine the expected volatility of its stock. The peer group is assessed for adequacy annually, or as circumstances indicate significant changes to the composition of the peer group are warranted. Volatility for the Company's stock is estimated utilizing the average volatility calculated for the peer group, which is based upon weekly price observations over the estimated term of the options granted.

Options vest over various periods, generally one to five years, and the term is generally 10 years. Based on historical experience and the characteristics of the grantee, the Company uses estimated forfeiture rates that range from 0% to 20% over the term of the options. Amounts included in compensation expense reflect the fair value of the underlying options as of the grant date multiplied by the number of options expected to vest, accrued on a straight-line basis over the applicable vesting period.
During the three months ended March 31, 2015, 451,399 options were exercised with a total intrinsic value of $2,473.
Nonvested Stock - The Company issued 272,363 nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation during the three months ended March 31, 2015. These shares usually vest based on the grantee's future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight line basis over the applicable vesting schedule. The weighted-average grant date fair value of these shares was $17.41 per share, which is the fair value of the Company's common stock at grant date adjusted for expected dividends as the Company's restricted shares do not accrue dividends.
10.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income	$14,230	$31,760
Less dividends on preferred stock	(2,531)	(2,531)
Net income allocated to common shareholders	$11,699	$29,229
(Units in Thousands)
Average common shares outstanding	123,939	122,684
Common share equivalents:
Stock options	1,834	2,192
Nonvested stock	264	162
Average common shares outstanding, assuming dilution	126,037	125,038
Basic earnings per share	$0.09	$0.24
Diluted earnings per share	$0.09	$0.23
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Stock Options	874,060	942,570

11.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 12. The total notional or contractual amounts and fair values as of March 31, 2015 and December 31, 2014 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
March 31, 2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$978,000	$—	$34,746
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	989,502	18,781	222
Forward and optional forward purchase and sale commitments	4,877,390	8,860	24,122
Interest rate swaps and futures	136,928	—	799
Foreign exchange contracts	602,439	1,073	19,723
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	152,880	6,040	—
Options embedded in client deposits	151,310	—	5,923
Indemnification asset	98,308	6,790	—
Total freestanding derivatives		41,544	50,789
Netting and cash collateral adjustments (1)		(14,388)	(78,150)
Total derivatives		$27,156	$7,385

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2014
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$578,000	$—	$22,601
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	592,378	10,544	340
Forward and optional forward purchase and sale commitments	1,235,905	425	7,037
Interest rate swaps and futures	503,335	—	483
Foreign exchange contracts	656,476	792	17,604
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	152,880	6,127	—
Options embedded in client deposits	151,500	—	6,034
Indemnification asset	101,623	6,658	—
Total freestanding derivatives		24,546	31,498
Netting and cash collateral adjustments (1)		(5,737)	(46,917)
Total derivatives		$18,809	$7,182

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of March 31, 2015 and December 31, 2014 include derivative positions netted totaling $14,009 and $3,437, respectively.

Cash Flow Hedges
As of March 31, 2015, AOCI included $12,482 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 19 years .

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three months ended March 31, 2015 and 2014 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended March 31,
	2015	2014
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(9,759)	$(15,163)
Gains (losses) on indemnification asset (2)	132	(227)
Other	5	(10)
Total	$(9,622)	$(15,400)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 12 for additional information relating to the indemnification asset.
Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity and metals risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on March 31, 2015 and December 31, 2014 was $79,390 and $47,725, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2015 and December 31, 2014, $64,141 and $43,480, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of March 31, 2015 and December 31, 2014, $107,229 and $79,296, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2015 and December 31, 2014, $380 and $2,300, respectively, in collateral was netted against asset derivative positions subject to master netting agreements, which represented all collateral from the Company's counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of March 31, 2015 and December 31, 2014, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
March 31, 2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$717,610	$—		$717,610
Asset-backed securities	—		1,363	—		1,363
Other	470		202	—		672
Total available for sale securities	470		719,175	—		719,645
Loans held for sale	—		540,632	534,343		1,074,975
Derivative financial instruments:
Derivative assets (Note 11)	—	(1)	15,973	25,571	(14,388)	27,156
Derivative liabilities (Note 11)	—		85,313	222	(78,150)	7,385

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$774,235	$—		$774,235
Asset-backed securities	—		1,395	—		1,395
Other	470		211	—		681
Total available for sale securities	470		775,841	—		776,311
Loans held for sale	—		410,948	317,430		728,378
Derivative financial instruments:
Derivative assets (Note 11)	—	(1)	7,344	17,202	(5,737)	18,809
Derivative liabilities (Note 11)	—		53,759	340	(46,917)	7,182

(1)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 11 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three months ended March 31, 2015 and 2014 are as follows:

	Loans Held for Sale (1)	Freestanding Derivatives, net (2)
Three Months Ended March 31, 2015
Balance, beginning of period	$317,430	$16,862
Issuances	358,030	35,930
Sales	(135,296)	—
Settlements	(12,885)	(34,640)
Gains (losses) included in earnings for the period	7,064	7,197
Balance, end of period	$534,343	$25,349
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2015	$7,160	$18,691

Three Months Ended March 31, 2014
Balance, beginning of period	$58,912	$5,861
Issuances	76,495	5,139
Sales	(55,597)	—
Settlements	(17,445)	(7,015)
Gains (losses) included in earnings for the period	1,340	3,363
Balance, end of period	$63,705	$7,348
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2014	$73	$1,486

(1)	Net realized and unrealized gains on loans held for sale are included in gain on sale of loans.

(2)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification asset are recorded in general and administrative expense.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2015				Min.		Max.	Weighted Avg.
Indemnification asset	$6,790	Discounted cash flow	Discount rate	4.26%	-	4.26%	4.26%
			Reinstatement rate	3.65%	-	66.28%	28.63%	(1)
			Loss duration (in months)	18	-	95	45	(1)
			Loss severity	(1.76)%	-	18.03%	8.22%	(1)
IRLCs, net	18,559	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	73.65%	(2)
Loans held for sale	534,343	Discounted cash flow	Cost of funds	2.13%	-	3.15%	2.62%
			Prepayment rate	6.22%	-	24.76%	14.95%
			Default rate	0.00%	-	2.66%	0.30%
			Weighted average life (in years)	3.23	-	8.63	5.30
			Cumulative loss	0.00%	-	0.43%	0.04%
			Loss severity	1.81%	-	22.41%	10.59%
December 31, 2014
Indemnification asset	$6,658	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	5.35%	-	70.23%	31.14%	(1)
			Loss duration (in months)	18	-	90	44	(1)
			Loss severity	(1.77)%	-	16.15%	7.84%	(1)
IRLCs, net	10,204	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	74.73%	(2)
Loans held for sale	317,430	Discounted cash flow	Cost of funds	2.07%	-	2.91%	2.58%
			Prepayment rate	5.87%	-	23.77%	14.17%
			Default rate	0.00%	-	2.36%	0.34%
			Weighted average life (in years)	3.39	-	9.00	5.62
			Cumulative loss	0.00%	-	0.43%	0.05%
			Loss severity	2.05%	-	21.70%	11.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the IRLC valuation. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at March 31, 2015 and December 31, 2014:

March 31, 2015
Fair value carrying amount	$1,074,975
Aggregate unpaid principal balance	1,035,314
Fair value carrying amount less aggregate unpaid principal	$39,661
December 31, 2014
Fair value carrying amount	$728,378
Aggregate unpaid principal balance	704,835
Fair value carrying amount less aggregate unpaid principal	$23,543
No loans recorded under the fair value option were 90 days or more past due or on nonaccrual status at March 31, 2015 or December 31, 2014.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding was $34,684 for the three months ended March 31, 2015, and $17,209 for the three months ended March 31, 2014, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at March 31, 2015 and December 31, 2014 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
March 31, 2015
Collateral-dependent loans	$—	$—	$5,223	$5,223	$39
Other real estate owned (1)	—	—	5,675	5,675	1,131
Mortgage servicing rights (2)	—	72,068	309,505	381,573	43,352
Loans held for sale	—	—	3,471	3,471	(317)
December 31, 2014
Collateral-dependent loans	$—	$—	$11,282	$11,282	$720
Other real estate owned (1)	—	—	10,207	10,207	3,107
Mortgage servicing rights (2)	—	—	59,731	59,731	(8,012)
Loans held for sale	—	—	1,140	1,140	(186)

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)
The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances. As disclosed in Note 16, the Company received third party bids for certain of its MSR portfolios and those bids were included within the Company’s estimate of fair value for those MSR portfolios, leading to a level 2 asset.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2015				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$5,223	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,675	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	309,505	Discounted cash flow	Prepayment speed	10.89%	-	19.30%	13.05%	(2)
			Discount rate	9.53%	-	10.50%	9.71%	(3)
Loans held for sale	3,471	Discounted cash flow	Cost of funds	0.95%	-	2.33%	2.02%
			Prepayment rate	8.10%	-	16.60%	12.44%
			Default rate	0.00%	-	100%	11.28%
			Weighted average life (in years)	3.96	-	7.58	5.71
			Cumulative loss	0.00%	-	33.93%	3.06%
			Loss severity	0.00%	-	33.93%	16.99%
December 31, 2014
Collateral-dependent loans	$11,282	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	10,207	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	59,731	Discounted cash flow	Prepayment speed	13.16%	-	17.30%	14.66%	(2)
			Discount rate	9.74%	-	9.81%	9.77%	(3)
Loans held for sale	1,140	Discounted cash flow	Cost of funds	0.86%	-	2.72%	2.49%
			Prepayment rate	7.00%	-	13.70%	11.11%
			Default rate	0.00%	-	100.00%	28.56%
			Weighted average life (in years)	4.92	-	9.35	6.69
			Cumulative loss	0.00%	-	41.91%	5.51%
			Loss severity	0.00%	-	46.13%	24.98%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, Federal Home Loan Banks (FHLB) restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Financial assets:
Investment securities:
Held to maturity	$115,631	$119,824	$—	$119,824	$—
Loans held for sale (1)	786,331	786,446	—	18,506	767,940
Loans held for investment (2)	16,884,563	17,132,156	—	—	17,132,156
Financial liabilities:
Time deposits	$5,698,562	$5,740,752	$—	$5,740,752	$—
Other borrowings	5,178,000	5,209,333	—	5,209,333	—
Trust preferred securities	103,750	90,796	—	—	90,796
December 31, 2014
Financial assets:
Investment securities:
Held to maturity	$115,084	$118,230	$—	$118,230	$—
Loans held for sale (1)	245,129	245,330	—	9,001	236,329
Loans held for investment (2)	16,178,989	16,436,610	—	—	16,436,610
Financial liabilities:
Time deposits	$5,473,080	$5,503,993	$—	$5,503,993	$—
Other borrowings	4,004,000	4,016,937	—	4,016,937	—
Trust preferred securities	103,750	93,186	—	—	93,186

(1)	The carrying value of loans held for sale excludes $1,074,975 and $728,378 in loans measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $52,775 and $52,197 as of March 31, 2015 and December 31, 2014, respectively. In addition, the carrying values excludes $1,586,228 and $1,520,418 of lease financing receivables within the equipment financing receivables portfolio as of March 31, 2015 and December 31, 2014, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within the other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in the market and are therefore classified within level 1 of the valuation hierarchy. The remaining investment portfolio (nonagency CMO, ABS, agency CMO and agency MBS securities) uses fair values which are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values and therefore classified within level 2 of the fair value hierarchy. The Company also performs an assessment on the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service provider in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from each approach (i.e., market and income approaches) are weighted to derive the final fair value for each security trading in an inactive market. As of March 31, 2015 and December 31, 2014, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option were derived from quoted market prices or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans. Certain conforming residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within level 2 of the valuation hierarchy. Fair values for non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market were derived from models using characteristics of the loans including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses and, therefore, are classified within level 3 of the valuation hierarchy. The Company estimates the fair value of loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
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
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans in which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made based on a review of the property, historical changes, and current market rates. Such adjustments are usually significant and typically results in a level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
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
Interest Rate Lock Commitments — Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable inputs used in the fair value measurement of IRLCs is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by the Company's secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and therefore IRLCs are classified within level 3 of the valuation hierarchy. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position.
Forward Sales Commitments and Optional Forward Purchase and Sale Commitments — The fair value of forward sales and optional forward purchase and sale commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities, which can be quoted using similar instruments in the active market and therefore are classified within level 2 of the valuation hierarchy.
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
Unfunded credit extension commitments at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Commercial (1)	$1,358,540	$1,475,846
Home equity lines of credit	33,441	23,107
Credit card lines of credit	34,527	33,913
Standby letters of credit	859	859
Total unfunded credit extension commitments	$1,427,367	$1,533,725

(1)
Unfunded commercial commitments include $656,589 and $853,349 of conditional commitments for which certain requirements must be met in order to obtain an advance under the existing commitment as of March 31, 2015 and December 31, 2014, respectively. Of these commitments, $508,736 and $503,138 were cancellable by the Company at March 31, 2015 and December 31, 2014, respectively.

The Company enters into floating rate residential loan commitments to lend. There were $130,514 and $146,410 of these commitments outstanding as of March 31, 2015 and December 31, 2014, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Residential	$547,320	$535,679
Commercial	1,033,351	623,540
Leasing	282,761	281,778
Total commitments to lend in the pipeline	$1,863,432	$1,440,997
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At March 31, 2015 and December 31, 2014, the Company had $100,300 and $100,018, respectively, in letters of credit outstanding.
EB periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of March 31, 2015 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
May 2014	November 2015	$20,000	2.87%	May 2021
May 2014	November 2015	60,000	3.48%	May 2024
July 2014	December 2015	50,000	3.36%	July 2023
January 2015	December 2015	100,000	2.32%	December 2022
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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights and under the agreement, the Company is obligated to pay $43,057, in the aggregate, through February 28, 2025. Under the agreement, the amount due in 2015 is $3,756, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to Government Sponsored Enterprises (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through March 31, 2015, the Company originated, sold and securitized approximately$65,377,013 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the conventional conforming and federally insured single-family mortgage loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. The Company also sell residential mortgage loans that do not meet criteria for loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales and securitizations.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company's private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions on the community reinvestment loans the Company originates and sells under the State of Florida housing program, which represents a minimal amount of total originations.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through March 31, 2015 and sold in years 2004 through March 31, 2015. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $25,585 and $25,940 at March 31, 2015 and December 31, 2014, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced at March 31, 2015 and December 31, 2014, was $49,044,884 and $49,262,915, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at March 31, 2015 and December 31, 2014, was $2,507 and $2,947, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $137,750 and $137,809 at March 31, 2015 and December 31, 2014, respectively.
Legal Actions —On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Company (OCC) succeeded the OTS with respect to EverBank's Consent Order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an "Independent Foreclosure Review" program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EverBank reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement included a cash payment of $39,932, which was paid in 2013 by EverBank to a settlement fund that provides relief to qualified borrowers and $6,344 was paid to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. During 2014, all of the contributions had been made to various organizations. This agreement has not eliminated all of the Company's risks associated with foreclosure-related practices, and it does not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remain in effect without modification.
In October 2013, EverBank, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that EverBank provide the OCC with an action plan to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. As of March 31, 2015, EverBank accrued $1,329 for potential future remediation payments to borrowers as a result of the implementation of the action plan.
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

Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$112,363	$112,363	$121,730	$121,730
On-balance-sheet securitizations	13,177	13,177	9,001	9,001
Debt securities	834,806	834,806	890,924	890,924
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
Debt securities
All MBS, CMO and ABS securities owned by the Company are issued through VIEs. The related VIEs were not consolidated, as the Company was not determined to be the primary beneficiary because, as only a holder of investments issued by the VIE, the Company does not have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. See Note 3 for information related to debt securities.
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
15.  Segment Information
During the second quarter of 2014, the Company completed certain changes to its organizational structure that resulted in the re-classification of the Company's three reportable business segments from Banking and Wealth Management, Mortgage Banking and Corporate Services into Consumer Banking, Commercial Banking, and Corporate Services. The Company’s reportable business segments are strategic business units that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements. Amounts reported as of and for the three months ended March 31, 2014 have been reclassified to align with the Company's current segment reporting structure.
The Consumer Banking segment includes consumer deposit services and activities, residential lending and servicing, wealth management, and capital markets. Commercial Banking includes commercial and commercial real estate lending, lender finance, equipment finance and leasing, mortgage warehouse finance and commercial deposits.
The Corporate Services segment provides services to the Consumer Banking and Commercial Banking segments including executive management, risk management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction-related items. Direct expenses are allocated to the reporting segments. Unallocated expenses are included in Corporate Services. Certain other expenses, including interest expense on trust preferred debt and transaction-related items, are included in the Corporate Services segment.

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
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three months ended March 31, 2015 and 2014. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended March 31, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$84,657		$72,336	$(1,555)	$—	$155,438
Total net revenue	106,657	(1)	82,709	(1,407)	—	187,959
Intersegment revenue	11,797		(11,797)	—	—	—
Depreciation and amortization	2,320		2,812	1,605	—	6,737
Income (loss) before income taxes	6,665	(1)	47,291	(31,039)	—	22,917
Total assets	14,665,509		8,760,963	211,067	(290,320)	23,347,219

	As of and for the Three Months Ended March 31, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$72,124		$60,304	$(1,584)	$—	$130,844
Total net revenue	146,455	(2)	70,420	(1,447)	—	215,428
Intersegment revenue	15,253		(15,253)	—	—	—
Depreciation and amortization	2,275		4,562	1,916	—	8,753
Income (loss) before income taxes	33,026	(2)	45,137	(27,018)	—	51,145
Total assets	11,310,398		6,349,549	228,086	(257,085)	17,630,948

(1) Segment earnings in the Consumer Banking segment included a $43,352 charge for MSR impairment for the three months ended March 31, 2015.
(2) Segment earnings in the Consumer Banking segment included a $4,941 recovery on the MSR valuation allowance for the three months ended March 31, 2014.

16. Subsequent Events
On April 29, 2015, the Company announced that it had entered into two separate transactions to sell mortgage servicing rights ("MSR") to Green Tree Servicing LLC ("GTS"), a subsidiary of Walter Investment Management Corp., and to Nationstar Mortgage LLC ("NSM"). The purchase and sale agreement with GTS was entered into on April 27, 2015 and includes the sale of approximately $5,700,000 in unpaid principal balance ("UPB") of Ginnie Mae ("GNMA") and early buyout ("EBO") MSR to GTS and the termination of the Company's existing subservicing agreement with GTS. The sale is expected to close in the second quarter of 2015, pending GNMA approval. The purchase and sale agreement with NSM was entered into on April 27, 2015 and includes the sale of approximately $6,700,000 in UPB of MSR to NSM. The sale to NSM is expected to close in the third quarter of 2015, pending Fannie Mae, Freddie Mac and private investor approvals. Given the timing of these transactions and the evidence provided through their negotiation regarding the fair value of the Company's MSR, the Company incorporated the bid information received as of March 31, 2015 into the estimate of the fair value of MSR which resulted in a valuation allowance of $26,811 at March 31, 2015 on the MSR that we have committed to sell. Additional one-time costs including severance, transfer and transaction costs are anticipated to be incurred in the future as a result of these transactions and have not been included in the Company's results as of and for the three months ended March 31, 2015.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three months ended March 31, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC) on February 20, 2015 and in Part II, Item 1A “Risk Factors” contained in this report, and include risks discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in other periodic reports we file with the SEC. These factors include without limitation:

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

•	effects of changes in existing United States (U.S.) government or government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to generally accepted accounting principles (GAAP);

•	environmental liabilities with respect to properties that we take title to upon foreclosure; and

•	inability of EverBank (EB), our banking subsidiary, to pay dividends.
Reclassifications
Certain prior period information in this MD&A has been reclassified to conform to current period classifications.
Introduction and Overview
EverBank Financial Corp (EFC), a Delaware corporation, is a unitary savings and loan holding company headquartered in Jacksonville, Florida. References to “we,” “our,” “us,” or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides a wide range of financial products and services to individuals as well as small and mid-size business clients nationwide through scalable, low-cost distribution channels that are connected by technology-driven, centralized platforms which provide operating leverage throughout our business. We market and distribute our banking products and services primarily through our integrated online and mobile financial portal, high-volume financial centers in targeted Florida markets and other national business relationships. Our consumer and commercial lending businesses are nationwide and target clients through retail and commercial lending offices in major metropolitan markets throughout the country.
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
Performance Highlights
First Quarter 2015 Key Highlights

•
Adjusted net income available to common shareholders was $39.1 million for the first quarter 2015, compared to $37.6 million for the fourth quarter 2014 and $27.6 million for the first quarter 2014. Adjusted diluted earnings per common share in the first quarter 2015 were $0.31 compared to $0.30 in the fourth quarter 2014 and $0.22 in the first quarter 2014.[1]

•
GAAP net income available to common shareholders was $11.7 million for the first quarter 2015, compared to $35.5 million for the fourth quarter 2014 and $29.2 million for the first quarter 2014. GAAP diluted earnings per share in the first quarter 2015 were $0.09 compared to $0.28 in the fourth quarter 2014 and $0.23 in the first quarter 2014.

•
We recorded a $43 million valuation allowance at March 31, 2015 resulting from a temporary valuation allowance on our core remaining mortgage servicing rights (MSR) due to low interest rates as well as a valuation allowance on the non-core MSR portfolio that we have committed to sell.

•	Total assets of $23.3 billion, an increase of 8% compared to the prior quarter.

•	Portfolio loans held for investment (HFI) of $18.5 billion, an increase of 4% compared to the prior quarter.

•	Total originations of $3.1 billion, an increase of 2% compared to the prior quarter and 52% year over year.

•	Total deposits of $16.1 billion, an increase of 4% compared to the prior quarter. Commercial deposits increased 9% compared to the prior quarter to $3.2 billion.

•	Net interest margin (NIM) of 3.09%, an increase of 9 basis points compared to the prior quarter.

•	Adjusted return on average equity (ROE)[1] was 9.7% for the quarter and GAAP ROE was 2.9%.

•	Tangible common equity per common share increased 7% year over year to $12.55 at March 31, 2015.

•
Adjusted non-performing assets to total assets[1] improved to 0.40% at March 31, 2015 from 0.46% at December 31, 2014. Annualized net charge-offs to average total loans and leases held for investment were 0.16% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 10.6% and bank Tier 1 leverage ratio of 8.1% as of March 31, 2015.

1 Reconciliations of Non-GAAP financial measures can be found in Table 1A, Table 1B, Table 8B, Table 8C and Table 18.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2015	2014
For the Period:
Operating Results:
Total revenue(1)	$187,959	$215,428
Net interest income	155,438	130,844
Provision for loan and lease losses	9,000	3,071
Noninterest income	32,521	84,584
Noninterest expense	156,042	161,212
Net income	14,230	31,760
Net earnings per common share, basic	0.09	0.24
Net earnings per common share, diluted	0.09	0.23
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 1A)	$0.31	$0.22
Yield on interest-earning assets	3.99%	4.33%
Cost of interest-bearing liabilities	1.03%	1.08%
Net interest margin	3.09%	3.41%
Return on average assets	0.26%	0.75%
Return on risk-weighted assets(2)	0.40%	1.10%
Return on average equity(3)	2.9%	7.9%
Adjusted return on average equity(4)	9.7%	7.5%
Efficiency ratio(5)	83%	75%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.16%	0.12%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,366.0	$1,700.5
Jumbo residential mortgage loans originated (in millions)	1,300.7	808.1
Unpaid principal balance of loans sold (in millions)	1,369.5	1,209.8
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$480.2	$158.0
Equipment financing receivables (in millions)	223.3	167.5

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	March 31, 2015	December 31, 2014
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$18,470,791	$17,699,407
Total assets	23,347,219	21,617,788
Deposits	16,076,687	15,508,697
Total liabilities	21,589,407	19,870,194
Total shareholders’ equity	1,757,812	1,747,594
Loans and leases held for investment as a percentage of deposits	115%	115%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	93%	91%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 18)	0.40%	0.46%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 19)	0.34%	0.34%
Government insured pool buyouts as a percentage of loans and leases held for investment	19%	20%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 38)	10.6%	11.6%
Tier 1 leverage ratio (bank level; see Table 36)	8.1%	8.2%
Total risk-based capital ratio (bank level; see Table 36)	12.3%	13.4%
Tangible common equity per common share(6)	$12.55	$12.51
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$50,481.5	$50,746.5
Consumer Banking loans as a percentage of loans and leases held for investment	54%	57%
Consumer deposits (in millions)	$12,865.3	$12,554.7
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	46%	43%
Commercial deposits (in millions)	$3,211.3	$2,954.0

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

(3)
Return on average equity is calculated as net income less dividends declared on the 6.75% Series A Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity (average shareholders' equity less average 6.75% Series A Non-Cumulative Perpetual Preferred Stock).

(4)
Adjusted return on average equity is calculated as adjusted net income less dividends declared on the 6.75% Series A Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Table 1A.

(5)	The efficiency ratio represents noninterest expense as a percentage of total revenues. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue.

(6)
Calculated as tangible common shareholders' equity divided by shares of common stock outstanding. Tangible common shareholders' equity equals shareholders' equity less goodwill, other intangible assets and perpetual preferred stock (see Table 1B). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. A reconciliation of the non-GAAP financial measures can be found in Table 1B below.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income	Table 1A
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014
Net income	$14,230	$31,760
Transaction expense and non-recurring regulatory related expense, net of tax	1,498	465
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(967)	311
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	26,879	(3,063)
Restructuring cost, net of tax	—	630
Adjusted net income	$41,640	$30,103
Adjusted net income allocated to preferred stock	2,531	2,531
Adjusted net income allocated to common shareholders	$39,109	$27,572
Adjusted net earnings per common share, basic	$0.32	$0.22
Adjusted net earnings per common share, diluted	$0.31	$0.22
Weighted average common shares outstanding:
(units in thousands)
Basic	123,939	122,684
Diluted	126,037	125,038
A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity and Tangible Assets	Table 1B
(dollars in thousands)	March 31, 2015	December 31, 2014
Shareholders’ equity	$1,757,812	$1,747,594
Less:
Goodwill	46,859	46,859
Intangible assets	3,178	3,705
Tangible equity	1,707,775	1,697,030
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,557,775	$1,547,030
Total assets	$23,347,219	$21,617,788
Less:
Goodwill	46,859	46,859
Intangible assets	3,178	3,705
Tangible assets	$23,297,182	$21,567,224

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)						Table 2
	Three Months Ended
	March 31, 2015			March 31, 2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$255,816	$160	0.25%	$260,265	$162	0.25%
Investments	1,067,104	8,022	3.02%	1,346,037	9,831	2.93%
Loans held for sale	1,523,484	12,516	3.29%	911,273	8,593	3.77%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,219,788	52,187	3.36%	5,213,521	44,573	3.42%
Government insured pool buyouts	3,568,879	38,710	4.34%	1,847,529	27,953	6.05%
Residential mortgages	9,788,667	90,897	3.71%	7,061,050	72,526	4.11%
Home equity lines	154,267	1,801	4.73%	149,733	1,054	2.85%
Other consumer and credit card	4,629	132	11.54%	5,511	306	22.52%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,547,906	49,079	5.53%	3,268,299	46,866	5.74%
Mortgage warehouse finance	1,233,928	8,604	2.79%	705,835	5,181	2.94%
Lender finance	774,608	6,970	3.60%	626,410	5,790	3.70%
Commercial and commercial real estate	5,556,442	64,653	4.65%	4,600,544	57,837	5.03%
Equipment financing receivables	2,031,071	24,850	4.89%	1,246,386	18,154	5.83%
Total loans and leases held for investment	17,535,076	182,333	4.16%	13,063,224	149,877	4.59%
Total interest-earning assets	20,381,480	$203,031	3.99%	15,580,799	$168,463	4.33%
Noninterest-earning assets	1,388,038			1,430,854
Total assets	$21,769,518			$17,011,653
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,662,559	$6,096	0.68%	$2,975,863	$4,366	0.60%
Market-based money market accounts	362,498	528	0.59%	411,610	619	0.61%
Savings and money market accounts, excluding market-based	5,133,320	8,190	0.65%	5,101,516	7,661	0.61%
Market-based time	443,962	760	0.69%	586,588	1,083	0.75%
Time, excluding market-based	4,936,035	14,190	1.16%	2,876,480	8,878	1.25%
Total deposits	14,538,374	29,764	0.83%	11,952,057	22,607	0.77%
Borrowings:
Trust preferred securities	103,750	1,640	6.41%	103,750	1,644	6.43%
Federal Home Loan Bank (FHLB) advances	4,050,089	16,189	1.60%	1,958,449	13,368	2.73%
Other	—	—	0.00%	24,001	—	0.00%
Total borrowings	4,153,839	17,829	1.72%	2,086,200	15,012	2.88%
Total interest-bearing liabilities	18,692,213	$47,593	1.03%	14,038,257	$37,619	1.08%
Noninterest-bearing demand deposits	1,104,966			1,081,435
Other noninterest-bearing liabilities	216,777			263,745
Total liabilities	20,013,956			15,383,437
Total shareholders’ equity	1,755,562			1,628,216
Total liabilities and shareholders’ equity	$21,769,518			$17,011,653
Net interest income/spread		$155,438	2.96%		$130,844	3.25%
Net interest margin			3.09%			3.41%
Memo: Total deposits including non-interest bearing	$15,643,340	$29,764	0.77%	$13,033,492	$22,607	0.71%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.
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
	Three Months Ended
	March 31, 2015 Compared
	to March 31, 2014
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$(3)	$1	$(2)
Investments	(2,012)	203	(1,809)
Loans held for sale	5,694	(1,771)	3,923
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	8,485	(871)	7,614
Government insured pool buyouts	25,687	(14,930)	10,757
Residential mortgages	34,172	(15,801)	18,371
Home equity lines	32	715	747
Other consumer and credit card	(49)	(125)	(174)
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,955	(1,742)	2,213
Mortgage warehouse finance	3,823	(400)	3,423
Lender finance	1,351	(171)	1,180
Commercial and commercial real estate	9,129	(2,313)	6,816
Equipment financing receivables	11,272	(4,576)	6,696
Total loans and leases held for investment	54,556	(22,100)	32,456
Total change in interest income	58,235	(23,667)	34,568
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,007	$723	$1,730
Market-based money market accounts	(74)	(17)	(91)
Savings and money market accounts, excluding market-based	48	481	529
Market-based time	(263)	(60)	(323)
Time, excluding market-based	6,357	(1,045)	5,312
Total deposits	7,075	82	7,157
Borrowings:
Trust preferred securities	—	(4)	(4)
FHLB advances	14,082	(11,261)	2,821
Total borrowings	14,082	(11,265)	2,817
Total change in interest expense	21,157	(11,183)	9,974
Total change in net interest income	$37,078	$(12,484)	$24,594

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
First Quarter of 2015 compared to First Quarter of 2014
Net interest income increased by $24.6 million, or 19%, in the first quarter of 2015 compared to the same period in 2014 due to an increase in interest income of $34.6 million, or 21%, partially offset by an increase in interest expense of $10.0 million, or 27%. Our net interest margin decreased by 32 basis points (bps) in the first quarter of 2015 compared to the same period in 2014, which was led by a decrease in yields on our interest-earning assets due to tighter spreads resulting from a contraction in refinance volume and price competition for new volumes partially offset by a decrease in yields on interest-bearing liabilities, which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 34 basis points in the first quarter of 2015 compared to the same period in 2014, primarily due to a decrease in yields on our loans and leases held for investment and loans held for sale partially offset by an increase in yields on our investment securities.
The yields on our loans held for investment portfolio decreased by 43 basis points in the first quarter of 2015 compared to the same period in 2014 which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 40 basis points in the first quarter of 2015 compared to the same period in 2014 due to continued production and acquisition of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment and during periods of market dislocation. In addition, the acquisition of several government insured pool buyout portfolios at current market rates drove yields lower in the residential portfolio coupled with additional accretion recorded in the first quarter of 2014 that was not included in the first quarter of 2015. The yield on our commercial and commercial real estate portfolio decreased 38 basis points due to production of current market rate commercial and commercial real estate assets coupled with paydowns of higher yielding assets and lower prepayment fees. In addition, the mix of the portfolio in our commercial and commercial real estate portfolio changed during the quarter as low rates resulted in additional lending in our mortgage warehouse finance business which has the lowest yield of the commercial and commercial real estate portfolio due to the short term nature of these assets. Yields on our equipment financing receivables decreased 94 basis points in the first quarter of 2015 compared to the same period in 2014 due primarily to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale decreased 48 basis points in the first quarter of 2015 compared to the same period in 2014 primarily due to the decrease in the current market mortgage rates of our loans held for sale. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
Our investments yield increased by 9 basis points in the first quarter of 2015 compared to the same period in 2014.
The yield on our interest-bearing liabilities decreased 5 basis points in the first quarter of 2015 compared to the same period in 2014 which was led by a change in the relative make-up of our other borrowings balance partially offset by an increase in the rates paid on deposits. The rates paid on our other borrowings decreased 116 basis points in the first quarter of 2015 compared to the same period in 2014 due to the make-up of our FHLB balance, which saw an increase in our short term borrowings which are being used to fund loan acquisitions as well as temporary increases in our loans held for sale and mortgage warehouse finance balances due to the low rates which drove mortgage production volumes higher than the previous several periods.
Average balances of our interest-earning assets increased by $4.8 billion, or 31%, in the first quarter of 2015 compared to the same period in 2014 primarily due to a $4.5 billion increase in loans and leases held for investment and a $0.6 billion increase in loans held for sale. This was partially offset by a $0.3 billion decrease in our investments portfolio.
The year over year increase in the average balance of loans held for investment was $4.5 billion in the first quarter of 2015 compared to the same period in 2014, which included increases of $2.7 billion, $1.0 billion and $0.8 billion in our residential, commercial and commercial real estate and equipment financing portfolios, respectively. The increase in the average balance of our residential mortgages portfolio is primarily due to the continued third party acquisitions of government insured pool buyouts and the origination of preferred jumbo adjustable rate mortgage (ARM) product for investment. The increase in our commercial and commercial real estate portfolio was mainly as a result of strong production in relation to paydowns in our commercial real estate portfolio coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes during the first quarter of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The increase in the average balance of our loans held for sale is a result of increased agency production due to the low interest rate environment experienced in the first quarter of 2015 coupled with the preferred jumbo ARM product that is currently included in our loans held for sale portfolio that has been actively marketed and that we intend to sell into the secondary market. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio is driven primarily by continued principal paydowns as well as the sale of certain investment securities during 2014.
Average balances in our interest-bearing liabilities increased by $4.7 billion, or 33%, in the first quarter of 2015 compared to the same period in 2014 due to increases in the average balance of our deposits of $2.6 billion and an increase to FHLB advances of $2.1 billion. The increase in our deposit balances is primarily being driven by an increase in time deposits coupled by an increase in our interest bearing demand accounts. The increase in our average FHLB advance balance is due to an increase in short term advances to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.
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

The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance for the three months ended March 31, 2015 and 2014:

Provision for Loan and Lease Losses				Table 4
	Three Months Ended March 31, 2015
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(47)	$3,013	$(2,105)	$861
Commercial and commercial real estate	2,058	3,422	(1,560)	3,920
Equipment financing receivables	—	3,687	—	3,687
Home equity lines	—	475	—	475
Consumer and credit card	—	57	—	57
Total Provision for Loan and Lease Losses	$2,011	$10,654	$(3,665)	$9,000
		$8,776
	Three Months Ended March 31, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(21)	$1,812	$(288)	$1,503
Commercial and commercial real estate	680	(1,218)	822	284
Equipment financing receivables	—	1,038	—	1,038
Home equity lines	—	283	—	283
Consumer and credit card	—	(37)	—	(37)
Total Provision for Loan and Lease Losses	$659	$1,878	$534	$3,071
First Quarter of 2015 Compared to First Quarter of 2014
We recorded a provision for loan and lease losses of $9.0 million in the first quarter of 2015, which is an increase from $3.1 million in the same period in 2014. Provision expense increased primarily due to the continued growth in our loans held for investment balances due to acquisitions and origination of loans held for investment. Net charge-offs were $7.0 million in the first quarter of 2015 compared to $3.8 million in the same period in 2014. The net charge-off ratio was 0.16% in the first quarter of 2015 compared to 0.12% in the same period in 2014. Our provision for loan and lease losses related to those loans and leases collectively evaluated for impairment increased $8.8 million as a result of origination of loans and leases which was partially offset by a decrease in our provision for ACI loans due to releases of prior valuation allowances on our ACI pools driven by improved expectations of future cash flows.
For further discussion of changes in our allowance for loan and lease losses as well as key credit metrics including delinquency profiles, please see the "Loan and Lease Quality" section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income		Table 5
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Loan servicing fee income	$34,132	$46,617
Amortization of MSR	(20,299)	(20,572)
Recovery (impairment) of MSR	(43,352)	4,941
Net loan servicing income (loss)	(29,519)	30,986
Gain on sale of loans	42,623	33,851
Loan production revenue	5,387	4,579
Deposit fee income	4,050	3,335
Other lease income	4,080	4,905
Other	5,900	6,928
Total Noninterest Income	$32,521	$84,584
First Quarter of 2015 compared to First Quarter of 2014
Noninterest income decreased by $52.1 million, or 62%, in the first quarter of 2015 compared to the same period in 2014. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income partially offset by an increase in gain on sale of loans.

Net loan servicing income decreased by $60.5 million, in the first quarter of 2015 compared to the same period in 2014. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR, which resulted in an MSR impairment of $43.4 million in the first quarter of 2015 compared to $4.9 million in recoveries recognized in the first quarter of 2014. The impairment and recovery of MSR are a result of differences in prepayment rates due to differences in the interest rate environment at March 31, 2015 compared to March 31, 2014. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR.
Loan servicing fee income decreased by $12.5 million, or 27%, in the first quarter of 2015 compared to the same period in 2014 primarily due to the sale of $9.9 billion in unpaid principal balance (UPB) of servicing rights to Green Tree Servicing LLC (GTS) on March 28, 2014. These decreases were partially offset by a $0.3 million decrease in amortization of MSR due to the GTS sale noted above, which is partially offset by an increase in amortization of the remaining MSR portfolio due to higher prepayment speeds experienced and expected in the first quarter of 2015 and at March 31, 2015, respectively, when compared to the same period in 2014.
Gain on sale of loans increased by $8.8 million, or 26%, in the first quarter of 2015 compared to the same period in 2014, primarily driven by higher loan production volumes and higher agency pipeline in the first quarter of 2015 and at March 31, 2015, respectively, compared to the same period in 2014 as a result of a lower base mortgage rate (BMR). Agency held for sale production volume was $1.0 billion in the first quarter of 2015 compared to $0.9 billion in the same period in 2014. In addition, we originated $358.0 million of our preferred jumbo loans into held for sale (HFS) in the first quarter of 2015, given balance sheet capacity as well as market opportunities available to us at time of lock and origination, compared to $75.4 million in the first quarter of 2014. The notional amount of our held for sale rate locks accounted for as derivatives was $989.5 million at March 31, 2015, which increased from $592.4 million at December 31, 2014. The increase in our rate locks for loans intended for loans held for sale had a positive impact on gain on sale of loans for the three months ended March 31, 2015.
Loan production revenue increased by $0.8 million, or 18%, in the first quarter of 2015 compared to the same period in 2014 due to the aforementioned increases in origination volumes due to lower BMR. Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan, which helped offset some of the increase.
Other lease income decreased by $0.8 million, or 17%, in the first quarter of 2015 compared to the same period in 2014 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $1.0 million, or 15%, in the first quarter of 2015 compared to the same period in 2014 primarily due to a $2 million reduction in the gain on sale of MSR related to the GTS sale in the first quarter of 2014. This decrease was partially offset by a $1.4 million increase in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense		Table 6
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Salaries, commissions and other employee benefits expense	$91,986	$97,694
Equipment expense	16,045	18,648
Occupancy expense	5,856	8,072
General and administrative expense:
Legal and professional fees, excluding consent order expense	5,928	7,116
Credit-related expenses	2,698	7,607
FDIC premium assessment and other agency fees	6,414	(443)
Advertising and marketing expense	6,664	4,431
Subservicing expense	3,791	—
Consent order expense	2,741	756
Other	13,919	17,331
Total general and administrative expense	42,155	36,798
Total Noninterest Expense	$156,042	$161,212
First Quarter of 2015 Compared to First Quarter of 2014
Noninterest expense decreased by $5.2 million, or 3%, in the first quarter of 2015 compared to the same period in 2014. The decrease in noninterest expense was driven by a decrease in salaries, commissions and employee benefits and occupancy and equipment expenses partially offset by an increase in general and administrative expense.
Salaries, commissions and employee benefits decreased by $5.7 million, or 6%, in the first quarter of 2015 compared to the same period in 2014 primarily due to lower headcount in our consumer banking business as a result of the restructuring and repositioning activities we executed in 2014. The decrease caused by the reduction in headcount was partially offset by higher commissions and incentive expense created by higher production volumes related to the low rate environment experienced during the quarter. Consumer Banking salaries, commissions and employee benefits decreased by $9.1 million in the first quarter of 2015, which included a reduction of headcount associated with the transfer of the default servicing platform in 2014. Headcount was down 18% as of March 31, 2015 compared to the same period in 2014.

Occupancy and equipment expense decreased by $4.8 million, or 18%, in the first quarter of 2015 compared to the same period in 2014 primarily due to the reduced headcount mentioned above. This reduction in headcount as well as the reduction in the amount of equipment and space required for such personnel had a positive impact on occupancy and equipment expense in the first quarter of 2015 compared to the same period in 2014.
General and administrative expense increased by $5.4 million, or 15%, in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in our FDIC premium assessments, subservicing expenses, marketing expense and consent order expense, which was partially offset by a decrease in our credit related expenses and legal and professional fees.
FDIC assessments increased $6.9 million in the first quarter of 2015 compared to the same period in 2014 primarily due to a refund of previously paid FDIC assessments of $5.4 million received in the first quarter of 2014 as well as an increase in the size of our balance sheet which has an effect on the amount of FDIC assessments paid in the first quarter of 2015 compared to the same period in 2014.
Subservicing expenses increased by $3.8 million in the first quarter of 2015 compared to the same period in 2014 due to the transfer of our default servicing platform which was completed in May 2014.
Credit related expenses decreased by $4.9 million in the first quarter of 2015 compared to the same period in 2014. Credit related expenses were elevated in the first quarter of 2014 as $3.3 million of certain expenses and non-recoverable advances were recorded in the first quarter of 2014 as a result of the transfer of our default servicing platform and transfer of MSR that were both consummated in May 2014.
Other smaller changes to noninterest expense included an increase to consent order expenses of $2.0 million, an increase of advertising and marketing expenses of $2.2 million, a decrease of legal and professional fees of $1.2 million and a decrease to other general and administrative of $3.4 million in the first quarter of 2015 compared to the same period in 2014.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates		Table 7
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Provision for income taxes	$8,687	$19,385
Effective tax rates	37.9%	37.9%
For the three months ended March 31, 2015 and 2014, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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
We use funds transfer pricing in the calculation of each respective operating segment’s net interest income to measure the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities and the corresponding funds transfer pricing charge for interest income or credit for interest expense results in net interest income. We allocate risk-adjusted capital to our segments based upon the credit, liquidity, operating and interest rate risk inherent in the segment’s asset and liability composition and operations. These capital allocations are determined based upon formulas that incorporate regulatory, GAAP and economic capital frameworks including risk-weighting assets, allocating noninterest expense and incorporating economic liquidity premiums for assets deemed by management to lower liquidity profiles.
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings and Segment Assets		Table 8A
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Segment Earnings
Consumer Banking	$6,665	$33,026
Commercial Banking	47,291	45,137
Corporate Services	(31,039)	(27,018)
Segment earnings	$22,917	$51,145
Segment Assets
Consumer Banking	$14,665,509	$11,310,398
Commercial Banking	8,760,963	6,349,549
Corporate Services	211,067	228,086
Eliminations	(290,320)	(257,085)
Total assets	$23,347,219	$17,630,948

The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information				Table 8B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Three Months Ended March 31, 2015
Net interest income (loss)	$84,657	$72,336	$(1,555)	$155,438
Provision for loan and lease losses	1,393	7,607	—	9,000
Net interest income (loss) after provision for loan and lease losses	83,264	64,729	(1,555)	146,438
Total noninterest income	22,000	10,373	148	32,521
Total noninterest expense	98,599	27,811	29,632	156,042
Income (loss) before income tax	6,665	47,291	(31,039)	22,917
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	2,324	—	93	2,417
Increase (decrease) in Bank of Florida non-accretable discount	—	(1,560)	—	(1,560)
MSR impairment (recovery)	43,352	—	—	43,352
Adjusted income (loss) before income tax	$52,341	$45,731	$(30,946)	$67,126

Business Segments Selected Financial Information				Table 8C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Three Months Ended March 31, 2014
Net interest income (loss)	$72,124	$60,304	$(1,584)	$130,844
Provision for loan and lease losses	1,752	1,319	—	3,071
Net interest income (loss) after provision for loan and lease losses	70,372	58,985	(1,584)	127,773
Total noninterest income	74,331	10,116	137	84,584
Total noninterest expense	111,677	23,964	25,571	161,212
Income (loss) before income tax	33,026	45,137	(27,018)	51,145
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	750	—	—	750
Increase (decrease) in Bank of Florida non-accretable discount	—	501	—	501
MSR impairment (recovery)	(4,941)	—	—	(4,941)
Restructuring cost	1,017	—	—	1,017
Adjusted income (loss) before income tax	$29,852	$45,638	$(27,018)	$48,472

Consumer Banking

Consumer Banking	Table 9
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net interest income	$84,657	$72,124
Provision for loan and lease losses	1,393	1,752
Net interest income after provision for loan and lease losses	83,264	70,372
Noninterest income
Net loan servicing income (loss)	(29,799)	30,811
Gain on sale of loans	42,621	33,318
Loan production revenue	4,391	4,035
Deposit fee income	3,961	3,314
Other	826	2,853
Total noninterest income	22,000	74,331
Noninterest expense:
Salaries, commissions and other employee benefits expense	50,635	59,753
Equipment and occupancy expense	12,007	13,866
General and administrative expense	35,957	38,058
Total noninterest expense	98,599	111,677
Segment earnings	$6,665	$33,026
First Quarter of 2015 compared to First Quarter of 2014
Consumer Banking segment earnings decreased by $26.4 million, or 80%, in the first quarter of 2015 compared to the same period in 2014 primarily due to a decrease in total noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.
Net interest income increased by $12.5 million, or 17%, in the first quarter of 2015 compared to the same period in 2014 due to an increase in interest income of $29.0 million, or 26%, coupled with an increase in interest expense of $16.5 million in the first quarter of 2015. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $52.3 million, or 70%, in the first quarter of 2015 compared to the same period in 2014. The decrease was driven primarily by a decrease in net loan servicing income of $60.6 million, partially offset with an increase in gain on sale of loans in the first quarter of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Income" and "Analysis of Statement of Condition" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $13.1 million, or 12%, in the first quarter of 2015 compared to the same period in 2014. The decrease in the first quarter of 2015 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense.
Salaries, commissions, and employee benefits decreased by $9.1 million, or 15%, in the first quarter of 2015 compared to the same period in 2014 due to the sale of our default servicing platform and subsequent headcount reduction in May 2014. Equipment and occupancy expense also decreased due to the sale and subsequent headcount reduction.
General and administrative expense decreased by $2.1 million, or 6%, in the first quarter of 2015 compared to the same period in 2014 primarily due to a decrease in losses and provision associated with our repurchase reserves of $6.0 million partially offset by increases in servicing expenses of $3.1 million resulting from the transfer during the second quarter of 2014 of certain of our servicing rights to Green Tree LLC.
Please see "Analysis of Statements of Income" for a more in-depth explanation of the changes in the activity related to these items.

Commercial Banking

Commercial Banking		Table 10
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net interest income	$72,336	$60,304
Provision for loan and lease losses	7,607	1,319
Net interest income after provision for loan and lease losses	64,729	58,985
Noninterest income:
Loan production revenue	993	544
Other lease income	4,087	4,905
Other	5,293	4,667
Total noninterest income	10,373	10,116
Noninterest expense
Salaries, commissions and other employee expense	13,111	14,102
Equipment and occupancy expense	3,001	6,348
General and administrative expense	11,699	3,514
Total noninterest expense	27,811	23,964
Segment earnings	$47,291	$45,137
First Quarter of 2015 compared to First Quarter of 2014
Commercial Banking segment earnings increased by $2.2 million, or 5%, in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income partially offset by an increase in noninterest expense.
Net interest income increased by $12.0 million, or 20%, in the first quarter of 2015 compared to the same period in 2014 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 10% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest expense increased by $3.8 million, or 16%, in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in general and administrative expense which was partially offset by a decrease in equipment and occupancy expenses. General and administrative expense increased $8.2 million primarily due to a $4.4 million increase in FDIC assessment expenses due to a refund of FDIC fees that was received in first quarter of 2014. As most of the refund related to nonperforming commercial assets, the majority was allocated to the commercial banking unit. In addition, other real estate owned (OREO) and foreclosure expenses increased by $1.5 million. Equipment and occupancy expense decreased $3.3 million in the first quarter of 2015 compared to the same period in 2014 as a result of the restructuring and alignment activities that took place in late 2013 and into early 2014 related to the commercial nonperforming asset sale in 2013.
Corporate Services

Corporate Services		Table 11
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net interest income (loss) after provision for loan and lease losses	$(1,555)	$(1,584)
Total noninterest income	148	137
Noninterest expense:
Salaries, commissions and employee benefits	28,240	23,839
Equipment and occupancy	6,893	6,506
Other general and administrative	13,274	10,619
Inter-segment allocations	(18,775)	(15,393)
Total noninterest expense	29,632	25,571
Segment earnings	$(31,039)	$(27,018)
First Quarter of 2015 compared to First Quarter of 2014
Corporate Services segment loss increased by $4.0 million, or 15%, in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in noninterest expense.
Noninterest expense increased by $4.1 million, or 16%, in the first quarter of 2015 compared to the same period in 2014 primarily due to an increase in salaries, commissions and benefits and general and administrative expense which was partially offset by an increase in inter-segment allocations for services provided directly to our other reportable segments.

Salaries, commissions and employee benefits increased $4.4 million in the first quarter of 2015 compared to the same period in 2014 due to increased headcount in our corporate services segment which increased 11%.
General and administrative expense increased $2.7 million, or 25%, in the first quarter of 2015 compared to the same period in 2014 due to an increase in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the increase in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations increased by $3.4 million, or 22%, in the first quarter of 2015 compared to the same period in 2014 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of inter-segment allocations.
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
The following tables show the amortized cost and fair value of investment securities as of March 31, 2015 and December 31, 2014:

Investment Securities					Table 12
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2015
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$717,589	$6,164	$6,143	$717,610	$717,610
Asset-backed securities (ABS)	1,761	—	398	1,363	1,363
Other	268	404	—	672	672
Total available for sale securities	719,618	6,568	6,541	719,645	719,645
Held to maturity:
Residential CMO securities - agency	23,970	754	—	24,724	23,970
Residential Mortgage Backed Securities (MBS) - agency	91,661	3,554	115	95,100	91,661
Total held to maturity securities	115,631	4,308	115	119,824	115,631
Total investment securities	$835,249	$10,876	$6,656	$839,469	$835,276

December 31, 2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
Asset-backed securities	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	776,879	6,037	6,605	776,311	776,311
Held to maturity:
Residential CMO securities - agency	27,801	788	—	28,589	27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	115,084	3,468	322	118,230	115,084
Total investment securities	$891,963	$9,505	$6,927	$894,541	$891,395
Residential — Agency
At March 31, 2015, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $24.0 million, or 3%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $91.8 million, or 11%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by government sponsored entities (GSEs).
Our residential agency CMO securities decreased by $3.8 million, or 14%, to $24.0 million at March 31, 2015 from $27.8 million at December 31, 2014 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $4.4 million, or 5%, to $91.8 million at March 31, 2015, from $87.5 million at December 31, 2014 primarily due to purchases of $5.0 million in additional securities.

Residential — Nonagency
At March 31, 2015, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $717.6 million, or 86%, of our investment securities portfolio. Our residential nonagency CMO securities decreased to $717.6 million at March 31, 2015 from $774.2 million at December 31, 2014, or 7%, primarily due to reductions in amortized cost resulting from principal payments received of $57.6 million .
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than GSEs. Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $413.5 million, or 58%, of our residential nonagency CMO investment securities at March 31, 2015.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At March 31, 2015, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 728, a weighted average amortized loan-to-value ratio (LTV), of 59%, and was seasoned an average of 125 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Loans Held for Sale
The Company typically transfers originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and either retains or releases the right to service the loans. For non-conforming transactions, the Company sells whole loans outright to qualified institutional buyers and typically retains the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at March 31, 2015 and December 31, 2014:

Loans Held for Sale		Table 13A
(dollars in thousands)	March 31, 2015	December 31, 2014
Mortgage warehouse (carried at fair value)	$540,632	$410,948
Other residential (carried at fair value)	534,343	317,430
Total loans held for sale carried at fair value	1,074,975	728,378
Government insured pool buyouts	15,836	12,583
Other residential	770,495	232,546
Total loans held for sale carried at lower of cost or market	786,331	245,129
Total loans held for sale	$1,861,306	$973,507
Mortgage Warehouse
At March 31, 2015, our mortgage warehouse loans totaled $540.6 million, or 29%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans increased by $129.7 million, or 32%, from December 31, 2014 due to higher originations in connection with a reduction in market interest rates from the prior year.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 13B
(dollars in thousands)	March 31, 2015	December 31, 2014
30 days or less	$418,060	$315,662
31- 90 days	88,323	78,688
Greater than 90 days	34,249	16,598
Total mortgage warehouse	$540,632	$410,948
Subsequent to March 31, 2015, we sold $10.5 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $23.8 million of warehouse loans held for more than 90 days were made up of conforming or government products and were current at March 31, 2015.

Other Residential Loans Carried at Fair Value
At March 31, 2015, our other residential loans carried at fair value totaled $534.3 million, or 29%, of our total loans held for sale portfolio. Due to the short duration that these loans are present on our balance sheet, we have elected the fair value option of accounting under U.S. GAAP for our originated fixed rate jumbo preferred loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Other residential loans carried at fair value increased by $216.9 million from $317.4 million at December 31, 2014, in part due to originations of $358.0 million, sales of $135.3 million and paydowns of $12.9 million during the year.
Government Insured
At March 31, 2015, our government insured pool buyout loans totaled $15.8 million, or 1%, of our total loans held for sale portfolio, which is an increase of $3.3 million from December 31, 2014 when our government insured pool buyouts loans totaled $12.6 million. Government insured pool buyout loans are transferred to our held for sale portfolio upon re-performance and are subsequently re-securitized and sold. During the three months ended March 31, 2015, we transferred $268.4 million of government insured pool buyout loans from loans held for investment to loans held for sale. Of the $268.4 million, we transferred $103.7 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At March 31, 2015, there were $13.2 million of GNMA securities that were transferred and included in the loans held for sale balance above for which we retained effective control of the assets. In addition to the ability to work out these assets and re-securitize into GNMA pools, we have acquired a significant portion of these assets at a discount to UPB.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM increased by $537.9 million, from $232.5 million at December 31, 2014 to $770.5 million at March 31, 2015. During the three months ended March 31, 2015, we transferred $114.0 million of our other residential loans from held for sale to held for investment, transferred $708.4 million of our other residential loans from held for investment to held for sale and sold $62.1 million of our other residential loans held for sale.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at March 31, 2015 and at December 31, 2014:

Loans and Leases Held for Investment	Table 14
(dollars in thousands)	March 31, 2015	December 31, 2014
Residential mortgages:
Residential	$6,265,322	$6,324,965
Government insured pool buyouts	3,513,916	3,595,105
Commercial and commercial real estate	6,505,346	5,646,690
Equipment financing receivables	2,073,583	2,031,570
Home equity lines	170,998	156,869
Consumer and credit card	4,472	5,054
Total loans and leases, net of unearned income	18,533,637	17,760,253
Allowance for loan and lease losses	(62,846)	(60,846)
Total loans and leases, net	$18,470,791	$17,699,407
The balances presented above include:
Net purchase loan and lease discounts	$50,053	$47,108
Net deferred loan and lease origination costs	98,757	94,778
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.
Residential Mortgage Loans
At March 31, 2015, our residential mortgage loans totaled $6.3 billion, or 34%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans decreased by $59.6 million, or 1%, to $6.3 billion at March 31, 2015 from $6.3 billion at December 31, 2014. The decrease was due primarily to transfers of $708.4 million in UPB of loans from held for investment (HFI) to HFS as well as paydowns and payoffs of existing loans. This decrease was partially offset by retained originations of $938.6 million and loans transferred from HFS to HFI of $114.0 million during the three months ended March 31, 2015.
Government Insured Buyouts
At March 31, 2015, our government insured buyout loan portfolio totaled $3.5 billion, or 19%, of our total loans and leases held for investment portfolio. Government insured pool buyouts decreased by $81.2 million, or 2%, to $3.5 billion at March 31, 2015 from $3.6 billion at December 31, 2014. The decrease was primarily the result of $268.4 million of loans being transferred from loans HFI to loans HFS, $177.7 million of delinquent loans reaching foreclosure, and the remaining decline the product of paydowns and payoffs of existing loans. These decreases were offset by mortgage pool buyout purchases and re-acquisitions of $480.1 million.
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
Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs (VA) or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that a negligible amount of principal is at risk.
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
Under these government programs, servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). As a result, operational capacity poses a risk to the potential claim payment through missed servicing milestones. For acquired pool buyouts, we, in general, purchase loans early in the default cycle to obtain control of the files before potential processing errors jeopardize claims.
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
Commercial and Commercial Real Estate Loans
At March 31, 2015, our commercial and commercial real estate loans, which include owner-occupied and non-owner occupied commercial real estate, commercial investment properties, asset-backed and small business commercial loans, totaled $6.5 billion, or 35%, of our total held for investment loan and lease portfolio.
Commercial and commercial real estate loans increased by $858.7 million, or 15%, to $6.5 billion at March 31, 2015 from $5.6 billion at December 31, 2014. This change was primarily due to origination activity of $480.2 million, purchases of $101.0 million and increases in utilization by existing customers on lines of credit of $517.3 million, partially offset by normal paydowns and payoffs. Originations during the three months ended March 31, 2015 included advances on new customer relationships within the lender finance and mortgage warehouse operations totaling $318.3 million at March 31, 2015. The increase in utilization by existing customers was driven largely by growth within our mortgage warehouse operations, which provides short-term revolving facilities to mid-sized, high-quality mortgage banking companies. These facilities are primarily collateralized by agency and government residential loans originated by our clients.
Equipment Financing Receivables
Equipment financing receivables increased by $42.0 million, or 2%, to $2.1 billion, or 11%, of our total held for investment loan and lease portfolio at March 31, 2015 from $2.0 billion at December 31, 2014. The increase was the result of originations of $223.3 million and earned income of $27.7 million, partially offset by paydowns on existing loan and lease receivables of $202.0 million, amortization of deferred origination costs of $4.7 million, charge-offs of $2.6 million and loan and lease expirations and disposals. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At March 31, 2015, our home equity lines totaled $171.0 million, or 1%, of our total held for investment loan and lease portfolio, an increase of $14.1 million, or 9%, from $156.9 million at December 31, 2014. This increase is primarily the result of originations of $21.7 million partially offset by paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At March 31, 2015, consumer and credit card loans, in the aggregate, totaled $4.5 million, or less than 1% of our total held for investment portfolio a decrease of $0.6 million from $5.1 million at December 31, 2014. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three months ended March 31, 2015 and 2014:

Change in Mortgage Servicing Rights		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Balance, beginning of period	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	12,293	11,552
Sale of servicing rights	—	(55,547)
Amortization	(20,299)	(20,572)
Decrease (increase) in valuation allowance	(43,352)	4,941
Other	(498)	(561)
Balance, end of period	$383,763	$446,493
Valuation allowance:
Balance, beginning of period	$—	$8,012
Increase in valuation allowance	43,352	—
Recoveries	—	(4,941)
Balance, end of period	$43,352	$3,071
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $0.7 million, or 6%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to an increase in mortgage loans sold in the period to $1.4 billion from $1.2 billion for the three months ended March 31, 2015 compared to the same period in 2014. Mortgage origination volumes and sales volumes were elevated when compared to the same period in 2014 due to a lower BMR coupled with additional volatility in the BMR for the period.
Sale of servicing rights decreased by $55.5 million for the three months ended March 31, 2015 compared to the same period in 2014, due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014, which transferred in May 2014. No sales were recorded for the three months ended March 31, 2015.
Amortization expense remained relatively flat, decreasing by $0.3 million, or 1%, during the three months ended March 31, 2015 compared to the same period in 2014. The decrease is due to a decrease in the MSR amortization on our commercial MSR which declined to $0.7 million from $1.1 million during the three months ended March 31, 2015 compared to the same period in 2014.
At March 31, 2015, we recorded a $43.4 million valuation allowance on our residential MSR due to the low BMR experienced during the three months ended March 31, 2015. The valuation allowance was driven by both the volatility of the BMR for the period which increased our residential mortgage rate lock balance at period end to $1.6 billion compared to $1.3 billion at December 31, 2014 and $1.5 billion at March 31, 2014. The period end BMR was 3.80%, 4.00%, and 4.38% at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. As a result of the BMR and expected prepayments in the near term, amortization expense was accelerated and a valuation was recorded.
On April 29, 2015, we announced that we entered into two separate transactions to sell mortgage servicing rights ("MSR") to Green Tree Servicing LLC ("GTS"), a subsidiary of Walter Investment Management Corp., and to Nationstar Mortgage LLC ("NSM"). The purchase and sale agreement with GTS was entered into on April 27, 2015 and includes the sale of approximately $5.7 billion in unpaid principal balance ("UPB") of Ginnie Mae ("GNMA") and early buyout ("EBO") MSR to GTS and the termination of the Company's existing subservicing agreement with GTS. The sale is expected to close in the second quarter of 2015, pending GNMA approval. The purchase and sale agreement with NSM was entered into on April 27, 2015 and includes the sale of approximately $6.7 billion in UPB of MSR to NSM. The sale to NSM is expected to close in the third quarter of 2015, pending Fannie Mae, Freddie Mac and private investor approvals. Given the timing of these transactions and the evidence provided through their negotiation regarding the fair value of the Company's MSR, we incorporated the bid information received as of March 31, 2015 into the estimate of the fair value of MSR which resulted in a valuation allowance of $26.8 million at March 31, 2015 on the MSR that we have committed to sell. Additional one-time costs of $10 million to $15 million, which include severance, transfer and transaction costs, are anticipated to be incurred in the future as a result of these transactions and have not been included in our results as of and for the three months ended March 31, 2015.

Other Assets
The following table sets forth other assets by category as of March 31, 2015 and December 31, 2014:

Other Assets		Table 16
(dollars in thousands)	March 31, 2015	December 31, 2014
Foreclosure claims receivable, net of allowance of $16,782 and $17,336, respectively	$441,279	$451,125
Accrued interest receivable	132,082	126,581
Servicing advances, net of allowance of $12,195 and $12,226 respectively	90,494	93,960
Corporate advances, net of allowance of $5,648 and $5,960, respectively	48,197	50,470
Income taxes receivable, net	43,613	85,897
Goodwill	46,859	46,859
Margin receivable, net	43,085	35,816
Fair value of derivatives, net	27,156	18,809
OREO, net of allowance of $4,147 and $441, respectively	17,588	22,509
Prepaid assets	10,902	11,968
Equipment under operating leases	10,232	13,173
Intangible assets, net	3,178	3,705
Other	38,593	37,258
	$953,258	$998,130
Other assets decreased by $44.9 million, or 4%, to $953.3 million at March 31, 2015 from $998.1 million at December 31, 2014. The decrease was driven primarily by decreases in income taxes receivable and foreclosure claims receivable, which were partially offset by increases in the fair value of derivatives and margin receivable.
Income taxes receivable decreased by $42.3 million, or 49%, from December 31, 2014 to March 31, 2015. The decrease is primarily due to a tax refund that was received from the federal government during the first quarter in the amount of $37.0 million.
Foreclosure claims receivable decreased by $9.8 million, or 2%, from December 31, 2014 to March 31, 2015. The decrease was primarily due to the timing and amount of new claims being added to the balance and claims being received as well as reduced levels of delinquent GNMA pool buyout acquisitions when compared to the activity experienced during 2014.
The fair value of derivatives increased $8.3 million, or 44%, from December 31, 2014 to March 31, 2015. The change in fair value of derivatives was due to increases in the value of certain of our forward and optional forward sales commitments and interest rate lock commitments, which are sensitive to interest rate changes and experience appreciation in value when interest rates experience a period of growth or are expected to grow prospectively as was the environment during the first quarter of 2015.
Margin receivable increased by $7.3 million, or 20%, from December 31, 2014 to March 31, 2015. The increase was primarily the result of additional collateral being posted for certain derivative trading activity related to the hedging of our pipeline as well as for new forward-starting interest rate swaps. Collateral pledged related to the hedging of our pipeline increased as the fair value of certain of our forward sales commitments declined from December 31, 2014 resulting in additional margin being required. Forward-starting interest rate swaps with a total notional value of $400.0 million were entered into during the first quarter of 2015 in order to lock in long-term funding costs on variable-rate forecasted debt. The execution of these trades resulted in additional margin requirements. See Note 11 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Deferred Tax Liability
Our net deferred tax liability decreased by $0.4 million to $16.8 million at March 31, 2015 from $17.2 million at December 31, 2014. The net deferred tax liability was impacted by a decrease in deferred tax liability balance as a result of the impairment and other adjustments of mortgage servicing rights.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased by $4.3 million to a loss of $69.9 million at March 31, 2015, from a loss of $65.6 million at December 31, 2014, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps partially offset by the reclassifications of unrealized losses during the period into income.
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
Discounts on Acquired Loans and Lease Financing Receivables
For acquired credit-impaired, or ACI, loans accounted for under accounting standards codification (ASC) 310-30, we periodically reassess cash flow expectations at a pool or loan level. In the case of improving cash flow expectations for a particular loan or pool of loans, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan or lease losses following the allowance for loan loss framework. For more information on ACI loans accounted for under ASC 310-30, see Note 5 in our condensed consolidated financial statements.
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at March 31, 2015 and December 31, 2014:

Carrying Value of ACI Loans			Table 17
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
March 31, 2015
UPB or contractual net investment	$2,669,455	$171,469	$2,840,924
Plus: contractual interest due or unearned income	1,743,835	71,162	1,814,997
Contractual cash flows due	4,413,290	242,631	4,655,921
Less: nonaccretable difference	1,536,789	13,487	1,550,276
Less: Allowance for loan losses	3,870	482	4,352
Expected cash flows	2,872,631	228,662	3,101,293
Less: accretable yield	240,321	59,809	300,130
Carrying value	$2,632,310	$168,853	$2,801,163
Carrying value as a percentage of UPB or contractual net investment	99%	98%	99%
December 31, 2014
UPB or contractual net investment	$2,655,497	$198,061	$2,853,558
Plus: contractual interest due or unearned income	2,170,038	78,304	2,248,342
Contractual cash flows due	4,825,535	276,365	5,101,900
Less: nonaccretable difference	1,962,183	18,468	1,980,651
Less: Allowance for loan losses	5,974	2,042	8,016
Expected cash flows	2,857,378	255,855	3,113,233
Less: accretable yield	240,650	61,256	301,906
Carrying value	$2,616,728	$194,599	$2,811,327
Carrying value as a percentage of UPB or contractual net investment	99%	98%	99%
In our residential ACI portfolio, a reduction in the impairment reserve of $2.1 million was recorded for the three months ended March 31, 2015. Within this portfolio, we also reclassified $9.7 million to nonaccretable difference from accretable yield due to decreases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $1.6 million was recorded for the three months ended March 31, 2015. Within this portfolio, we reclassified $1.8 million from nonaccretable difference to accretable yield due to increases in cash flow expectations.
Problem Loans and Leases
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days past due as defined by the Office of the Comptroller of the Currency (OCC), with the exception of government insured loans and ACI loans. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and both the accrual of interest income and the amortization of unamortized deferred fees, costs, discounts and premiums are suspended. Concurrent with the placing of a loan on nonaccrual status, an assessment must be performed, considering both the creditworthiness of the borrower and the value of any collateral underlying the loan, to determine whether doubt exists about the collectability of the recorded investment in the loan. If collectability of the recorded investment in the loan is in doubt, any payments received subsequent to placing the loan on nonaccrual status are applied using the cost recovery method reducing the recorded investment to the extent necessary to eliminate such doubt. Once it can be determined that no doubt exists regarding the collectability of the recorded investment in the loan, subsequent interest payments may be recorded as interest income on a cash basis.
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
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (TDR). Loans restructured with terms and at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.

The following table sets forth the composition of our non-performing assets (NPA) including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets (1)		Table 18
(dollars in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$24,840	$24,576
Home equity lines	2,191	2,363
Other consumer and credit card	29	38
Commercial Banking:
Commercial and commercial real estate	37,025	41,140
Equipment financing receivables	10,775	8,866
Total nonaccrual loans and leases	74,860	76,983
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	74,860	76,983
Other real estate owned	17,588	22,509
Total non-performing assets	92,448	99,492
Troubled debt restructurings less than 90 days past due	15,251	13,634
Total NPA and TDR (1)	$107,699	$113,126
Total NPA and TDR	$107,699	$113,126
Government insured 90 days or more past due still accruing	2,662,619	2,646,415
Loans accounted for under ASC 310-30:
90 days or more past due	5,165	8,448
Total regulatory NPA and TDR	$2,775,483	$2,767,989
Adjusted credit quality ratios: (1)
NPL to total loans	0.37%	0.41%
NPA to total assets	0.40%	0.46%
NPA and TDR to total assets	0.46%	0.52%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	13.49%	14.63%
NPA to total assets	11.82%	12.74%
NPA and TDR to total assets	11.89%	12.80%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $5.4 million, or 5%, to $107.7 million at March 31, 2015 from $113.1 million at December 31, 2014. This decrease was comprised of a $2.1 million decrease in nonaccrual loans and leases and a $4.9 million decrease in other real estate owned, partially offset by $1.6 million increase in TDRs less than 90 days past due. The decrease in nonaccrual loans was primarily attributable to a decrease of $4.1 million, or 10%, in commercial and commercial real estate nonaccrual loans partially offset by a $1.9 million, or 22%, increase in equipment financing receivables nonaccrual loan and leases.
Total regulatory NPA and TDR remained flat at $2.8 billion at March 31, 2015 compared to $2.8 billion at December 31, 2014.
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
In addition to the problem loans described above, as of March 31, 2015, we had special mention loans and leases totaling $94.8 million, or 0.5% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $32.3 million, or 52%, to $94.8 million at March 31, 2015, from $62.5 million at December 31, 2014. The increase was primarily driven by one relationship within our commercial real estate business where the tenant is undertaking a global review of all of their real estate and, to avoid automatic extension of their lease, has provided notice to the borrower that they will not be extending their leases.  The loan and lease mature April 1, 2017 and March 31, 2017, respectively.  We continue to receive regular updates from our borrower on their dialogue with the tenant.

During the first quarter of 2015, $0.7 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $0.2 million was included in net interest income during the first quarter of 2015.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 19
	March 31, 2015			December 31, 2014
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,608	$3,870	$23,478	$19,124	$5,974	$25,098
Commercial and commercial real estate	24,517	482	24,999	21,053	2,042	23,095
Equipment financing receivables	10,071	—	10,071	8,649	—	8,649
Home equity lines	4,084	—	4,084	3,814	—	3,814
Consumer and credit card	214	—	214	190	—	190
Total ALLL	$58,494	$4,352	$62,846	$52,830	$8,016	$60,846
ALLL as a percentage of loans and leases held for investment	0.37%	0.16%	0.34%	0.35%	0.28%	0.34%

Residential mortgages	$7,143,058	$2,636,180	$9,779,238	$7,297,368	$2,622,702	$9,920,070
Commercial and commercial real estate	6,336,011	169,335	6,505,346	5,450,049	196,641	5,646,690
Equipment financing receivables	2,073,583	—	2,073,583	2,031,570	—	2,031,570
Home equity lines	170,998	—	170,998	156,869	—	156,869
Consumer and credit card	4,472	—	4,472	5,054	—	5,054
Total loans and leases held for investment	$15,728,122	$2,805,515	$18,533,637	$14,940,910	$2,819,343	$17,760,253
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $0.8 billion, or 5%, to $15.7 billion at March 31, 2015 from $14.9 billion at December 31, 2014. The growth is primarily attributable to new originations and strategic acquisitions of residential mortgages partially offset by transfers of residential mortgages to HFS.
Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $0.2 billion, or 2%, to $7.1 billion at March 31, 2015, from $7.3 billion at December 31, 2014. The ALLL for residential mortgages, excluding ACI loans, increased by $0.5 million, or 3%, to $19.6 million at March 31, 2015, from $19.1 million at December 31, 2014. Charge-off activity for residential mortgages was $2.5 million for the three months ended March 31, 2015. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of March 31, 2015 less than $3.9 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.

The table below presents our residential mortgage portfolio, excluding government insured, by origination/vintage year and by product type. The table further segregates our portfolio between loans that were originated by the Company and those that were acquired. The differentiation between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses. For acquired or repurchased loans, the origination year is based on the loans origination date.

Residential Mortgage Loans Held for Investment Analysis			Table 20
March 31, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 5/1	$131,298	$1,248,414	$1,379,712
Jumbo 7/1	38,794	2,173,062	2,211,856
Jumbo 10/1	44,899	1,216,411	1,261,310
Jumbo fixed	3,765	42,621	46,386
Other originated	236,782	215,743	452,525
Total originated residential loans	455,538	4,896,251	5,351,789
Acquired or repurchased residential loans:
Loan repurchases	41,704	43,615	85,319
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	632,474	144,200	776,674
ASC 310-30 (ACI loan acquisitions)	51,243	297	51,540
Total acquired or repurchased residential loans	725,421	188,112	913,533
Total residential mortgage loans	$1,180,959	$5,084,363	$6,265,322
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of March 31, 2015, the $4.9 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 66% and a weighted average original FICO score of 763. Of those originated residential loans, $4.2 million were greater than 30 days past due at March 31, 2015.
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
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 21
March 31, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$462,948	$184,022	$2,639,338	$3,286,308
VA/Other government insured	106,969	30,558	90,081	227,608
Total government insured	$569,917	$214,580	$2,729,419	$3,513,916
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

The table below presents the five highest concentration percentages by state for the Company’s government insured residential mortgage pool buyout loans by product type and the corresponding states’ percentages of the U.S. population.

Government Insured Buyouts Concentration of Credit Risk			Table 22
March 31, 2015	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	11.5%		2.8%
New York	8.5%		6.3%
Florida	7.6%	6.3%	6.1%
Illinois	5.8%		4.2%
California	5.7%		12.1%
Texas		13.4%	8.1%
Georgia		10.0%	3.1%
North Carolina		6.5%	3.1%
Ohio		4.8%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $0.9 billion, or 16%, to $6.3 billion at March 31, 2015, from $5.5 billion at December 31, 2014. The increase is due to the organic growth in our commercial and commercial real estate portfolio during the three months ended March 31, 2015.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 16%, to $24.5 million at March 31, 2015, from $21.1 million at December 31, 2014. The reserve on loans collectively evaluated for impairment increased by 17% to $23.8 million at March 31, 2015 from $20.3 million at December 31, 2014. The reserves on commercial and commercial real estate loans individually evaluated for impairment increased to $0.8 million at March 31, 2015, from $0.7 million at December 31, 2014. The outstanding balance of loans individually evaluated for impairment increased by 14% from December 31, 2014 to March 31, 2015.  The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained static at 0.39% as of March 31, 2015 compared with 0.4% at December 31, 2014. The consistency in coverage ratio is reflective of continued diligence in ensuring that newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At March 31, 2015, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 8 quarters compared to two segments having used 8 and 7 at December 31, 2014. Charge-off activity for commercial and commercial real estate increased to $2.0 million for the three months ended March 31, 2015. Loan delinquency is one of the leading indicators of credit quality. As of March 31, 2015 and December 31, 2014, less than 0.1% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.

The table below presents our commercial and commercial real estate portfolio by origination/vintage year and by product type and further segregates our portfolio between those loans originated or acquired by the Company. The differentiation made between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses. For acquired loans, the origination year is based on the loans origination date.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 23
March 31, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Owner occupied	$33,150	$76,850	$110,000
Non-owner occupied	60,656	1,143,380	1,204,036
Other commercial real estate	44,947	566,280	611,227
Originated commercial real estate	138,753	1,786,510	1,925,263
Commercial - originated
Mortgage warehouse finance	—	2,103,098	2,103,098
Lender finance (1)	54,717	797,042	851,759
Other commercial originated	4,203	57,096	61,299
Originated commercial	58,920	2,957,236	3,016,156
Total originated commercial and commercial real estate	197,673	4,743,746	4,941,419
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,356,686	37,906	1,394,592
Acquired credit impaired (ASC 310-30)	169,204	131	169,335
Total acquired commercial and commercial real estate	1,525,890	38,037	1,563,927
Total commercial and commercial real estate	$1,723,563	$4,781,783	$6,505,346

(1)
Lender Finance loans are categorized based on the origination date of the borrower's original credit facility. Due to the unique nature of these loans and the Company's extensive underwriting process, these loans are categorized as originated by the Company.

As of March 31, 2015, the $4.7 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average LTV of 60% and a weighted average current risk rating of 4.65. Loans with a risk rating of one through six are considered pass rated loans with an acceptable amount of risk for the Company. Loans rated as seven or higher present increased risk to the Company and are therefore more closely monitored. The weighted average LTV ratio and weighted average current risk rating calculated above excludes our mortgage warehouse finance loans as these loans are comprised of repurchase agreements executed with well capitalized mortgage lenders. Mortgage warehouse finance loans are typically collateralized by agency deliverable loans and are underwritten at a discount when compared to the UPB of the originated mortgage loans to account for potential reductions in the fair value of the loan subsequent to origination. The weighted average LTV ratio also excludes lender finance loans due to the structured nature of these participated loans. Of the $4.7 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due at March 31, 2015.
As of March 31, 2015, $24.7 million or 0.52% of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $13.1 million or 0.28% are rated as special mention representing loans that have a pending event that will occur within the next 180 days that could create a material weakness in the transaction and could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of March 31, 2015, $1.7 million or 0.04% of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 are rated as pass.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of March 31, 2015 our commercial ACI portfolio had an allowance of $0.5 million or 0.28% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.4 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 24
March 31, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$602,284	$4,330	$1,957	$608,571
Office products	450,065	8,960	1,068	460,093
Information technology	215,137	4,028	336	219,501
Small fleet trucking	185,233	822	792	186,847
Specialty vehicle	173,383	—	—	173,383
Construction	172,420	698	—	173,118
Other	249,411	2,344	315	252,070
Total equipment financing receivables	$2,047,933	$21,182	$4,468	$2,073,583
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.0 billion in equipment financing receivables less than 30 days past due, $6.7 million are on nonaccrual status and of the $21.2 million in equipment financing receivables 30-89 days past due, $2.3 million are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three months ended March 31, 2015 and 2014:

Allowance for Loan and Lease Losses Activity		Table 25
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
ALLL, beginning of period	$60,846	$63,690
Charge-offs:
Consumer Banking:
Residential mortgages	2,539	3,165
Home equity lines	288	316
Other consumer and credit card	33	15
Commercial Banking:
Commercial and commercial real estate	2,018	5
Equipment financing receivables	2,631	1,189
Total charge-offs	7,509	4,690
Recoveries:
Consumer Banking:
Residential mortgages	58	566
Home equity lines	83	141
Other consumer and credit card	—	—
Commercial Banking:
Commercial and commercial real estate	2	1
Equipment financing receivables	366	190
Total recoveries	509	898
Net charge-offs	7,000	3,792
Provision for loan and lease losses	9,000	3,071
ALLL, end of period	$62,846	$62,969
Net charge-offs to average loans held for investment	0.16%	0.12%
Net charge-offs for the three months ended March 31, 2015 totaled $7.0 million, up $3.2 million, or 85%, over the three months ended March 31, 2014. The increase in net charge-offs is primarily a result of the sale of non-performing commercial loans that took place during the fourth quarter of 2013 resulting in the low exhibited net charge-off balance for the three months ended March 31, 2014.

Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our retail, consumer direct and correspondent channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. We also sell residential mortgage loans that do not meet the criteria for whole loan sales to GSEs (nonconforming mortgage or jumbo loans) to private non-GSE purchasers through whole loan sales and securitizations.
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
At the time we repurchase a loan, we determine whether to hold the loan for sale or for investment. If the loan is sellable on the secondary market, we may elect to do so. If the loan is not sellable on the secondary market or there are other reasons why we would elect to retain the loan, we will service the asset to minimize our losses. This may include, depending on the status of the loan at the time of repurchase, modifying the loan, or foreclosing the loan and subsequent liquidation of the mortgage property.
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans. Total non-conforming jumbo UPB sold subject to EPD protection was $192.6 million at March 31, 2015. Total originations of community reinvestment loans sold under the State of Florida housing program was minimal.
As of March 31, 2015, we had 360 active repurchase requests. We have summarized the activity for the three months ended March 31, 2015 and 2014 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity	Table 26
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Agency	39	44
Agency Aggregators / Non-GSE (1)	14	62
Repurchase requests received	53	106
Agency	14	37
Agency Aggregators / Non-GSE (1)	24	20
Requests successfully defended	38	57
Agency	5	4
Agency Aggregators / Non-GSE (1)	3	6
Loans repurchased, indemnified or made whole	8	10
Agency	$101	$226
Agency Aggregators / Non-GSE (1)	165	—
Net realized losses on loan repurchases	$266	$226
Years of origination of loans repurchased	2005-2013	2006-2012

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.

We have summarized repurchase statistics by vintage below for loans originated from 2004 through March 31, 2015:

Summary Statistics by Vintage				Table 27
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$35,045,023	$65,377,013
Request rate(1)	0.50%	2.09%	0.33%	0.89%
Requests received	255	1,846	499	2,600

Pending requests	36	257	58	351
Resolved requests	219	1,589	441	2,249
Repurchase rate	37%	37%	21%	34%

Loans repurchased	81	581	94	756
Average loan size	$222	$215	$231	$224
Loss severity	15%	46%	7%	36%

Losses realized	$2,666	$57,506	$1,612	$61,784
Losses realized (bps)	2.4	30.0	0.5	9.5

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to EPDs generally surface within six (6) months of selling the loan to an investor. From 2004 through 2009, we sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized.
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
Recently the Federal Housing Finance Agency (FHFA) announced that a new representations and warranties framework was to be implemented in order to provide lenders a higher degree of certainty and clarity around repurchase exposure, as well as consistency around repurchase timelines and remedies. Version one of the framework applies to conventional loans that were acquired by FNMA or FHLMC, or GSEs, on a flow basis after January 1, 2013 but before July 1, 2014, while version two of the framework applies to conventional loans that were acquired by the GSEs on a flow basis on or after July 1, 2014. Under the new framework, lenders will be relieved of their obligation to remedy mortgage loans that are in breach of certain underwriting and eligibility representations and warranties if the borrower meets one of two payment history requirements and the other eligibility criteria described herein. To be eligible for relief under the framework, a mortgage loan must meet the following requirements: (A) the mortgage loan must have an acquisition date after January 1, 2013 (see applicable dates above) and (B) the mortgage loan must meet one of the following payment history requirements: (1) the borrower was not 30 days delinquent during the 36 months following the acquisition date or (2) the borrower (i) had no more than two 30-day delinquencies and no 60-day or greater delinquencies, during the 36 months following the acquisition date; and (ii) was current as of the 60th month (36th month for loans under version two of the framework) following the acquisition date. To be eligible for relief under the new framework a loan: (1) must be a conventional mortgage loan sold to FNMA or FHLMC on a flow basis, (2) cannot have been sold to FNMA or FHLMC with any credit enhancements other than the traditional private mortgage insurance (PMI), (3) cannot have been subject to a forbearance agreement, repayment plan or otherwise have been modified from its original terms during the applicable qualifying pay history, (4) cannot have had any delinquencies between the origination date and GSE acquisition date, and (5) must not be subject to an outstanding repurchase or make-whole request.
The following is a rollforward of our reserves for repurchase losses for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014:

Reserves for Repurchase Obligations for Loans Sold or Securitized			Table 28
	Three Months Ended
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance, beginning of period	$25,940	$24,712	$20,225
Provision for new sales/securitizations	442	548	429
Provision (release of provision) for changes in estimate of existing reserves	(531)	1,500	4,000
Net realized losses on repurchases	(266)	(820)	(226)
Balance, end of period	$25,585	$25,940	$24,428

The liability for repurchase losses was $25.6 million as of March 31, 2015, compared to $25.9 million and $24.4 million as of December 31, 2014 and March 31, 2014, respectively. The decrease in the liability from December 31, 2014 is primarily due to the decreased number of repurchase requests received from investors, with a slight increase in the reserve for active repurchase requests due to increased information and clarity into the repurchase loan pipeline, including the probability of repurchase and underlying collateral values.
The following table provides a breakout of the repurchase reserve into its major components as of March 31, 2015 and December 31, 2014.

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 29
(dollars in thousands)	March 31, 2015	December 31, 2014
Reserve for active (pending) repurchase requests	$20,826	$19,673
Remaining repurchase reserve	4,759	6,267
Total repurchase reserve	$25,585	$25,940
The reserve for active repurchase request (pending pipeline) represents repurchase requests that have already been received by the Company from a third party investor, however the request is still active as a final settlement has not yet been agreed upon. As these requests have already been received, the Company no longer needs to estimate the probability of occurrence. Loss estimates for these active requests are estimated based on the investor’s current requested amount and historical loss trends from previously completed requests. When taken together, these factors have greatly reduced the uncertainty within the underlying estimate and any changes to the Company's current estimation process will not have a material impact on its financial presentation.
As seen in the pending pipeline analysis below, the majority of active repurchase requests are for loans sold or securitized prior to 2010. We believe repurchase requests for these vintages will ease going forward as the FHFA announced in 2013 its goal for GSEs to complete its demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. We have seen an easing of repurchase requests related to most of our counterparties as a result of GSEs progress. The Company received just 53 repurchase requests in the three months ended March 31, 2015, while settling 46 repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period.

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 30

(dollars in thousands)	2002 - 2003	2004 - 2009	2010 - Present	Total
Pending Pipeline at March 31, 2015
Active repurchase requests	8	293	58	359
UPB of active repurchase (pending) requests	$1,476	$70,131	$14,422	$86,029
Pending Pipeline at December 31, 2014
Active repurchase requests	7	308	38	353
UPB of active repurchase (pending) requests	$1,287	$74,763	$9,783	$85,833

Noting the reduced uncertainty within the Company’s pending pipeline, the relaxed representation and warranties framework provided by the GSEs, and the trends noted within the Company’s current pending pipeline, the Company no longer considers its reserve for repurchase obligations for loans sold or securitized to be a significant accounting estimate.
Loan Servicing
When we service residential mortgage loans where either FNMA or FHLMC is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation or warranty, such GSE may look to the loan servicer for repurchase. If we are obligated to repurchase a loan from either FNMA or FHLMC, we seek indemnification from the counterparty that sold us the MSR, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at March 31, 2015. At March 31, 2015, we were actively servicing $1.0 billion of this previously acquired UPB. Since 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.

The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014:

Reserves for Repurchase Obligations for Loans Serviced			Table 31
	Three Months Ended
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance, beginning of period	$2,947	$4,075	$23,668
Provision (release of provision) for changes in estimate of existing reserves	(173)	(757)	(5,037)
Net realized losses on repurchases	(267)	(371)	(7,835)
Balance, end of period	$2,507	$2,947	$10,796
The liability for repurchase losses was $2.5 million as of March 31, 2015 compared to $2.9 million and $10.8 million as of December 31, 2014 and March 31, 2014, respectively. The decrease in liability since March 31, 2014 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods, changes in estimates of existing reserves, and a decrease in the number of repurchase requests received. Net realized losses decreased by $7.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Along with the run-off of losses, the Company received just one repurchase request in the three months ended March 31, 2015, while settling ten repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period.

Analysis of Reserves for Repurchase Obligations for Loans Serviced			Table 32
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Reserve for active (pending) repurchase requests	$840	$1,108	$5,660
Remaining repurchase reserve	1,667	1,839	5,136
Total repurchase reserve	$2,507	$2,947	$10,796
As seen in the analysis above, the Company has experienced a sharp decline in the reserve for active repurchase requests due to the reduction in incoming requests received from GSEs. Along with this sharp decline, the Company has not identified any new counterparties that were unwilling or unable to satisfy their indemnification obligations since 2013 and the total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations has been reduced through borrower paydowns and/or third party sales, leading to a significant reduction in the Company’s estimated reserve. When taken together, these factors have greatly reduced the uncertainty within the underlying estimate and any changes to the Company's current estimation process will not have a material impact on its financial presentation. As such, the Company no longer considers its reserve for loans serviced to be a significant accounting estimate.
Loans in Foreclosure
Losses can arise from certain government agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in certain minimal foreclosure costs being borne by servicers. In particular, government insured loans serviced under GNMA guidelines require servicers to fund any foreclosure claims not otherwise covered by insurance claim funds of the U.S. Department of Housing and Urban Development or the U.S. Department of Veterans Affairs.
Other than foreclosure-related costs associated with servicing government insured loans, we have not entered into any servicing agreements that require us, as servicer, to cover foreclosure-related costs.

Funding Sources
Deposits obtained from clients are our primary source of funds for use in lending, acquisitions and other business purposes. We generate deposit client relationships through our consumer direct and financial center distribution channels. The consumer direct channel includes: Internet, email, telephone and mobile device access to product and customer support offerings. Our differentiated products, integrated online financial portal and value-added account features deepen our interactions and relationships with our clients resulting in high retention rates. Other funding sources include short-term and long-term borrowings and shareholders’ equity. FHLB borrowings have become an important funding source as we have grown.
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 33
(dollars in thousands)	March 31, 2015	December 31, 2014
Noninterest-bearing demand	$1,213,266	$984,703
Interest-bearing demand	3,674,565	3,540,027
Market-based money market accounts	352,865	374,856
Savings and money market accounts, excluding market-based	5,137,429	5,136,031
Market-based time	426,431	466,514
Time, excluding market-based	5,272,131	5,006,566
Total deposits	$16,076,687	$15,508,697
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
Total deposits increased by $0.6 billion, or 4%, to $16.1 billion at March 31, 2015 from $15.5 billion at December 31, 2014. During the first three months of 2015, noninterest-bearing demand deposits increased $0.2 billion, or 23%, to $1.2 billion at March 31, 2015 primarily due to increases in both escrow and commercial noninterest-bearing demand deposits. Interest-bearing deposits increased by $0.3 billion, or 2%, to $14.9 billion at March 31, 2015 from $14.5 billion at December 31, 2014. This increase in interest-bearing deposits was primarily due to growth in time deposits and interest-bearing demand deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $1.2 billion, or 29%, to $5.2 billion at March 31, 2015 from $4.0 billion at December 31, 2014. The increase in FHLB borrowings is primarily attributable to an increase in short-term borrowings which are being used to fund temporary increases in our loans held for sale and mortgage warehouse finance balances, which are generally held for one to three months before being sold in the case of loans held for sale or repaid in the case of mortgage warehouse finance balances.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three months ended March 31, 2015 and 2014, respectively.

FHLB Borrowings	Table 34
	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Fixed-rate advances:
Average daily balance	$4,025,089	$1,958,449
Weighted-average interest rate	1.15%	1.90%
Maximum month-end amount	$5,153,000	$2,353,000
Floating-rate advances:
Average daily balance	$25,000	$—
Weighted-average interest rate	0.26%	—%
Maximum month-end amount	$25,000	$—
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
We continued to maintain a strong liquidity position during the first quarter of 2015. Cash and cash equivalents were $552.0 million, available for sale investment securities were $719.6 million, and total deposits were $16.1 billion as of March 31, 2015.
As of March 31, 2015, we had a $7.6 billion line of credit with the FHLB, of which $5.3 billion was utilized. As of March 31, 2015, we pledged collateral with the Federal Reserve Board (FRB) that provided $29.2 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At March 31, 2015, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was 3.2 billion. with $297.4 million in outstanding balances. Although our availability under the program was $3.2 billion at March 31, 2015, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum capacity for this type of deposit funding. As of March 31, 2015, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2015 Capital Actions
On April 23, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on May 20, 2015, to stockholders of record as of May 12, 2015. Also on April 23, 2015, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on July 6, 2015, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of June 19, 2015.

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
Capital Ratios
As a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III, the Company and EB will be subject to increasingly stringent regulatory capital requirements.
The Basel III Capital Rules became effective for the Company and EB on January 1, 2015 and introduced a new capital measure called “Common Equity Tier 1” (CET1) which requires that most deductions and/or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and expands the scope of the deductions and adjustments from capital as compared to existing regulations. These deductions include, for example, the requirement that mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).
The implementation of the requirements of Basel III resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change was an increase to the MSA threshold deduction of $27.3 million for the Company and $20.0 million for EB, which resulted in declines in both Tier 1 capital and adjusted tangible assets. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets of $1.6 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the greater reduction in average tangible assets when compared to the reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a negative impact on these two ratios at March 31, 2015.
At March 31, 2015, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 11.9%, a Tier 1 leverage ratio of 8.1%, a Tier 1 risk-based capital ratio of 11.9% and a total risk-based capital ratio of 12.3%. At March 31, 2015, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 10.6%, a Tier 1 leverage ratio of 8.4%, a Tier 1 risk-based capital ratio of 12.3% and a total risk-based capital ratio of 12.8%. Management believes, at March 31, 2015, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at March 31, 2015 and December 31, 2014.

Regulatory Capital (bank level)		Table 35
(dollars in thousands)		March 31, 2015	December 31, 2014
		(under Basel III)	(under Basel I)
Shareholders’ equity		$1,793,270	$1,789,398
Less:	Goodwill and other intangibles	(47,442)	(49,589)
	Disallowed servicing asset	(46,302)	(32,054)
	Disallowed deferred tax asset	(659)	—
Add:	Accumulated losses on securities and cash flow hedges	68,225	64,002
Tier 1 Capital		1,767,092	1,771,757
Add:	Allowance for loan and lease losses	62,846	60,846
Total regulatory capital		$1,829,938	$1,832,603

Adjusted total assets		$21,732,119	$21,592,849
Risk-weighted assets		14,822,821	13,658,685
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 36
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2015 (under Basel III)
Common equity tier 1 to risk-weighted assets	$1,767,092	11.9%	$667,027	4.5%	$963,483	6.5%
Tier 1 capital to adjusted tangible assets	1,767,092	8.1	869,285	4.0	1,086,606	5.0
Tier 1 capital to risk-weighted assets	1,767,092	11.9	889,369	6.0	1,185,826	8.0
Total capital to risk-weighted assets	1,829,938	12.3	1,185,826	8.0	1,482,282	10.0
December 31, 2014 (under Basel I)
Tier 1 capital to adjusted tangible assets	$1,771,757	8.2%	$863,714	4.0%	$1,079,643	5.0%
Tier 1 capital to risk-weighted assets	1,771,757	13.0	N/A	N/A	819,521	6.0
Total capital to risk-weighted assets	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at March 31, 2015.

Regulatory Capital (EFC consolidated)		Table 37
(dollars in thousands)		March 31, 2015
		(under Basel III)
Shareholders’ equity		$1,757,812
Less:	Preferred stock	(150,000)
	Goodwill and other intangibles	(47,310)
	Disallowed servicing asset	(53,648)
	Disallowed deferred tax asset	(634)
Add:	Accumulated losses on securities and cash flow hedges	69,893
Common tier 1 capital		1,576,113
Add:	Preferred stock	150,000
Add:	Additional tier 1 capital (trust preferred securities)	103,750
Tier 1 capital		1,829,863
Add:	Allowance for loan and lease losses	62,846
Total regulatory capital		$1,892,709

Adjusted total assets		$21,738,727
Risk-weighted assets		14,819,123

The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC Consolidated)			Table 38
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2015 (under Basel III)
Common equity tier 1 to risk-weighted assets	$1,576,113	10.6%	$666,861	4.5%	$963,243	6.5%
Tier 1 capital to adjusted tangible assets	1,829,863	8.4	869,549	4.0	1,086,936	5.0
Tier 1 capital to risk-weighted assets	1,829,863	12.3	889,147	6.0	1,185,530	8.0
Total capital to risk-weighted assets	1,892,709	12.8	1,185,530	8.0	1,481,912	10.0
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
Interest rate risk is monitored by the Asset and Liability Committee (ALCO), which is composed of certain executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of "Economic Value of Equity" (EVE), which is defined as the present value of assets less the present value of liabilities. EVE scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The EVE does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volume and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this business hedge historically offsets most, if not all, of the heightened amortization of our MSR portfolio and other identified risks associated with declining interest rate scenarios, changes in loan production volumes fall outside of the EVE framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of March 31, 2015.

Interest Rate Sensitivity	Table 39
	March 31, 2015
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$2,068	0.1%
Up 100 basis points	39,398	1.8%
Down 25 basis points	(37,947)	(1.7)%
The projected change in EVE to changes in interest rates at March 31, 2015 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $76.5 million at March 31, 2015, have been identified that may be required to be divested. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted payments on debt. These derivatives include forward purchase and sales commitments (FSA), optional forward purchase and sales commitments (OFSA), interest rate swaps and interest rate swap futures.
We enter into these derivative contracts with major financial institutions or purchase them from active exchanges where applicable. Credit risk arises from the inability of these counterparties to meet the terms of the contracts. We minimize this risk through collateral arrangements, master netting arrangements, exposure limits and monitoring procedures.

Commodity Market Risk
Commodity risk represents exposures to deposit instruments linked to various commodity, metals and U.S. Treasury yield markets. We offer market-based deposit products consisting of MarketSafe® products, which provide investment capabilities for clients seeking portfolio diversification with respect to commodities and other indices, which are typically unavailable from our banking competitors. MarketSafe® deposits rate of return is based on the movement of a particular market index. In order to manage the risk that may occur from fluctuations in the related markets, we enter into offsetting options with exactly the same terms as the commodity linked MarketSafe® deposits, which provide an economic hedge.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
Mortgage Electronic Registration Services (MERS), EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al., filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; (2) Boyd County, ex. rel. Phillip Hedrick, County Attorney of Boyd County, Kentucky, et al. v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc., et al. filed in April 2012 in the United States District Court for the Eastern District of Kentucky and now on appeal to the United States Court of Appeals for the Sixth Circuit; (3) St. Clair County, Illinois v. Mortgage Electronic Registration Systems, Inc., MERSCORP, Inc. et al., filed in May 2012 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois;  (4) County of Multnomah v. Mortgage Electronic Registration Systems, Inc., et al., filed in December 2012 in an Oregon state court,  later removed to the U.S. District Court for the District of Oregon and subsequently remanded back to the state court; and (5) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to federal court and subsequently remanded back to state court. In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe that the plaintiff's claims are without merit and intend to contest all such claims vigorously.

Item 1A.   Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described below and in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. There have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.
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

EverBank Financial Corp

Date:	April 29, 2015	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2015	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith