Form 10-Q
period 2015-06-30
EverBank Financial Corp
filed 2015-07-29
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of July 27, 2015, there were 124,619,023 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$59,976	$49,436
Interest-bearing deposits in banks	498,184	317,228
Total cash and cash equivalents	558,160	366,664
Investment securities:
Available for sale, at fair value	656,587	776,311
Held to maturity (fair value of $111,721 and $118,230 as of June 30, 2015 and December 31, 2014, respectively)	109,393	115,084
Other investments	239,089	196,609
Total investment securities	1,005,069	1,088,004
Loans held for sale (includes $1,315,966 and $728,378 carried at fair value as of June 30, 2015 and December 31, 2014, respectively)	1,330,779	973,507
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	19,913,895	17,760,253
Allowance for loan and lease losses	(66,091)	(60,846)
Total loans and leases held for investment, net	19,847,804	17,699,407
Mortgage servicing rights (MSR), net	362,803	435,619
Premises and equipment, net	52,176	56,457
Other assets	963,700	998,130
Total Assets	$24,120,491	$21,617,788
Liabilities
Deposits:
Noninterest-bearing	$1,152,917	$984,703
Interest-bearing	15,330,610	14,523,994
Total deposits	16,483,527	15,508,697
Other borrowings	5,247,000	4,004,000
Trust preferred securities and subordinated notes payable	276,452	103,750
Accounts payable and accrued liabilities	293,691	253,747
Total Liabilities	22,300,670	19,870,194
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at June 30, 2015 and December 31, 2014)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 124,611,940 and 123,679,049 issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	1,246	1,237
Additional paid-in capital	865,632	851,158
Retained earnings	851,602	810,796
Accumulated other comprehensive income (loss) (AOCI)	(48,659)	(65,597)
Total Shareholders’ Equity	1,819,821	1,747,594
Total Liabilities and Shareholders’ Equity	$24,120,491	$21,617,788

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans and leases	$210,347	$170,325	$405,196	$328,795
Interest and dividends on investment securities	7,447	9,818	15,469	19,649
Other interest income	159	110	319	272
Total Interest Income	217,953	180,253	420,984	348,716
Interest Expense
Deposits	30,219	23,442	59,983	46,049
Other borrowings	18,709	16,620	36,538	31,632
Total Interest Expense	48,928	40,062	96,521	77,681
Net Interest Income	169,025	140,191	324,463	271,035
Provision for Loan and Lease Losses	7,932	6,123	16,932	9,194
Net Interest Income after Provision for Loan and Lease Losses	161,093	134,068	307,531	261,841
Noninterest Income
Loan servicing fee income	29,569	40,417	63,701	87,034
Amortization of mortgage servicing rights	(19,006)	(19,026)	(39,305)	(39,598)
Recovery (impairment) of mortgage servicing rights	15,727	—	(27,625)	4,941
Net loan servicing income (loss)	26,290	21,391	(3,229)	52,377
Gain on sale of loans	40,588	47,703	83,211	81,554
Loan production revenue	6,195	5,347	11,582	9,926
Deposit fee income	3,052	4,533	7,102	7,868
Other lease income	2,082	3,806	6,162	8,711
Other	5,607	6,488	11,507	13,416
Total Noninterest Income	83,814	89,268	116,335	173,852
Noninterest Expense
Salaries, commissions and other employee benefits expense	95,769	95,259	187,755	192,953
Equipment expense	15,258	17,345	31,303	35,993
Occupancy expense	7,156	7,885	13,012	15,957
General and administrative expense	59,785	46,831	101,940	83,629
Total Noninterest Expense	177,968	167,320	334,010	328,532
Income before Provision for Income Taxes	66,939	56,016	89,856	107,161
Provision for Income Taxes	25,372	21,234	34,059	40,619
Net Income	$41,567	$34,782	$55,797	$66,542
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)	(5,062)	(5,062)
Net Income Allocated to Common Shareholders	$39,036	$32,251	$50,735	$61,480
Basic Earnings Per Common Share	$0.31	$0.26	$0.41	$0.50
Diluted Earnings Per Common Share	$0.31	$0.26	$0.40	$0.49
Dividends Declared Per Common Share	$0.04	$0.03	$0.08	$0.06
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$41,567	$34,782	$55,797	$66,542
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to noninterest income	(69)	(1,250)	(69)	(1,250)
Unrealized gains (losses) due to changes in fair value	(2,690)	(2,508)	(2,095)	(2,598)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	685	—	685
Tax effect	1,049	1,169	823	1,203
Change in unrealized gains (losses) on debt securities	(1,710)	(1,904)	(1,341)	(1,960)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	32,987	(1,851)	20,843	(7,475)
Reclassification of net unrealized losses to interest expense	4,023	4,456	8,643	8,506
Tax effect	(14,066)	(990)	(11,207)	(392)
Change in interest rate swaps	22,944	1,615	18,279	639
Other Comprehensive Income (Loss)	21,234	(289)	16,938	(1,321)
Comprehensive Income (Loss)	$62,801	$34,493	$72,735	$65,221

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2015	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	55,797	—	55,797
Other comprehensive income (loss)	—	—	—	—	16,938	16,938
Issuance of common stock	—	9	9,186	—	—	9,195
Share-based grants (including income tax benefits)	—	—	5,288	—	—	5,288
Cash dividends on common stock	—	—	—	(9,929)	—	(9,929)
Cash dividends on preferred stock	—	—	—	(5,062)	—	(5,062)
Balance, June 30, 2015	$150,000	$1,246	$865,632	$851,602	$(48,659)	$1,819,821

Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	66,542	—	66,542
Other comprehensive income (loss)	—	—	—	—	(1,321)	(1,321)
Issuance of common stock	—	3	1,263	—	—	1,266
Share-based grants (including income tax benefits)	—	—	4,377	—	—	4,377
Cash dividends on common stock	—	—	—	(7,367)	—	(7,367)
Cash dividends on preferred stock	—	—	—	(5,062)	—	(5,062)
Balance, June 30, 2014	$150,000	$1,229	$837,991	$744,164	$(53,936)	$1,679,448

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$55,797	$66,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	26,268	17,235
Depreciation and amortization of tangible and intangible assets	13,483	16,736
Reclassification of net loss on settlement of interest rate swaps	8,643	8,506
Amortization and impairment of mortgage servicing rights, net of recoveries	66,930	34,657
Deferred income taxes (benefit)	(346)	(2,180)
Provision for loan and lease losses	16,932	9,194
Loss on other real estate owned (OREO)	1,342	1,164
Share-based compensation expense	3,881	3,444
Payments for settlement of forward interest rate swaps	—	(32,445)
Other operating activities	1,689	(3,263)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(535,066)	(129,886)
Other assets	120,744	150,866
Accounts payable and accrued liabilities	29,858	78,841
Net cash provided by (used in) operating activities	(189,845)	219,411
Investing Activities:
Investment securities available for sale:
Purchases	—	(77,699)
Proceeds from sales	—	3,875
Proceeds from prepayments and maturities	117,022	158,968
Investment securities held to maturity:
Purchases	(5,099)	(19,456)
Proceeds from prepayments and maturities	10,379	7,837
Purchases of other investments	(288,388)	(249,527)
Proceeds from sales of other investments	245,907	190,773
Net change in loans and leases held for investment	(2,510,272)	(3,082,569)
Purchases of premises and equipment, including equipment under operating leases	(11,790)	(12,414)
Proceeds related to sale or settlement of other real estate owned	8,730	17,341
Proceeds from insured foreclosure claims	402,945	102,377
Proceeds from sale of mortgage servicing rights	34,040	37,738
Other investing activities	132	14,983
Net cash provided by (used in) investing activities	(1,996,394)	(2,907,773)
Financing Activities:
Net increase (decrease) in nonmaturity deposits	329,037	(468,922)
Net increase (decrease) in time deposits	637,386	1,069,732
Net change in short-term Federal Home Loan Bank (FHLB) advances	149,000	1,295,000
Proceeds from long-term FHLB advances	1,350,000	200,000
Repayments of long-term FHLB advances	(256,000)	(75,000)
Proceeds from issuance of subordinated notes payable, net of issuance costs	172,702	—
Proceeds from issuance of common stock	9,195	1,266
Dividends paid	(14,991)	(12,428)
Other financing activities	1,406	932
Net cash provided by (used in) financing activities	2,377,735	2,010,580
Net change in cash and cash equivalents	191,496	(677,782)
Cash and cash equivalents at beginning of period	366,664	847,778
Cash and cash equivalents at end of period	$558,160	$169,996

See Note 1 for disclosures related to supplemental noncash information.
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a savings and loan holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. EB's direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and commercial and consumer lending centers across the United States. EB (a) accepts deposits from the general public and commercial entities; (b) originates, purchases, services, sells and securitizes residential real estate mortgage loans, commercial real estate loans and commercial loans and leases; (c) originates consumer and home equity loans; and (d) offers full-service securities brokerage and investment advisory services.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Six Months Ended June 30,
	2015	2014
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$477,075	$185,417
See Note 4 for disclosures relating to noncash activities relating to loan transfers.
2.  Recent Accounting Pronouncements
Consolidation - In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-2, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities involved with VIEs that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Upon adoption, ASU 2015-2 provides for transition through either a full retrospective approach or a modified retrospective approach, which requires restatement as of the beginning of the fiscal year of adoption through a cumulative-effect adjustment to retained earnings. ASU 2015-2 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2015-2 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
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
3.  Investment Securities
The amortized cost and fair value of investment securities with gross unrealized gains and losses were as follows as of June 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2015
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$657,322	$4,685	$7,196	$654,811	$654,811
Asset-backed securities (ABS)	1,737	—	354	1,383	1,383
Other	260	133	—	393	393
Total available for sale securities	$659,319	$4,818	$7,550	$656,587	$656,587
Held to maturity:
Residential CMO securities - agency	$18,773	$464	$—	$19,237	$18,773
Residential mortgage-backed securities (MBS) - agency	90,620	2,188	324	92,484	90,620
Total held to maturity securities	$109,393	$2,652	$324	$111,721	$109,393
December 31, 2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
Asset-backed securities	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	$776,879	$6,037	$6,605	$776,311	$776,311
Held to maturity:
Residential CMO securities - agency	$27,801	$788	$—	$28,589	$27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	$115,084	$3,468	$322	$118,230	$115,084
At June 30, 2015 and December 31, 2014, investment securities with a carrying value of $142,062 and $166,836, respectively, were pledged to secure other borrowings, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
For the three and six months ended June 30, 2015, there were $69 gross gains realized on available for sale investments with no gross losses having been realized. For the three and six months ended June 30, 2014, gross gains of $1,250 were realized on available for sale investments with no gross losses having been realized. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Debt securities:
Residential CMO securities - nonagency	$150,747	$2,773	$172,458	$4,423	$323,205	$7,196
Residential MBS - agency	18,052	162	9,347	162	27,399	324
Asset-backed securities	—	—	1,383	354	1,383	354
Total debt securities	$168,799	$2,935	$183,188	$4,939	$351,987	$7,874
December 31, 2014
Debt securities:
Residential CMO securities - nonagency	$317,042	$3,900	$31,010	$2,300	$348,052	$6,200
Residential MBS - agency	6,788	63	11,670	259	18,458	322
Asset-backed securities	—	—	1,395	405	1,395	405
Total debt securities	$323,830	$3,963	$44,075	$2,964	$367,905	$6,927
The Company had unrealized losses at June 30, 2015 and December 31, 2014 on residential nonagency CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At June 30, 2015, the Company had 56 debt securities in an unrealized loss position. A total of 30 were in an unrealized loss position for less than 12 months. All of these 30 securities consisted of 25 residential nonagency CMO securities and five residential agency MBS. The remaining 26 debt securities were in an unrealized loss position for 12 months or longer. These 26 securities consisted of 21 residential nonagency CMO securities, three ABS securities, and two residential agency MBS . Of the $7,874 in unrealized losses, $5,430 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
There were no OTTI losses recognized on available for sale or held to maturity securities during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recognized non-credit OTTI in earnings of $685 on available for sale residential nonagency CMO securities with no OTTI recognized on held to maturity securities. These OTTI losses represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution. As a result, management could not assert at June 30, 2014 that the Company had the ability to hold these investments to recovery.
During the three and six months ended June 30, 2015 and 2014, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income on available for sale securities	$4,607	$7,972	$9,787	$16,777
Interest income on held to maturity securities	778	855	1,592	1,636
Other interest and dividend income	2,062	991	4,090	1,236
	$7,447	$9,818	$15,469	$19,649
All investment interest income recognized by the Company during the three and six months ended June 30, 2015 and 2014 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Mortgage warehouse (carried at fair value)	$662,117	$410,948
Other residential (carried at fair value)	653,849	317,430
Total loans held for sale carried at fair value	1,315,966	728,378
Government insured pool buyouts	214	12,583
Other residential	12,075	232,546
Commercial and commercial real estate	2,524	—
Total loans held for sale carried at lower of cost or market	14,813	245,129
Total loans held for sale	$1,330,779	$973,507
The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet, the Company has elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. The Company has also elected the fair value option for originated fixed rate jumbo preferred loans, due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other residential mortgage loans, government insured pool buyouts and commercial and commercial real estate loans because the Company expects to hold these loans for a short duration. These loans are carried at the lower of cost or fair value.
A majority of the loans held for sale that are carried at the lower of cost or market represent loans that were transferred from the held for investment portfolio to the held for sale portfolio. Government insured pool buyouts held at the lower of cost or market represent government insured loans that have re-performed and are now eligible to be re-securitized. These loans are either bought out of the Company's servicing pools while delinquent or acquired from third parties through whole loan acquisitions and placed into the Company’s loans held for investment portfolio as the loans must become current before they are eligible for securitization. Once the loan re-performs and becomes eligible for securitization, the loan is transferred to the held for sale portfolio and sold or securitized. Other residential loans held at the lower of cost or market represent loans for which the Company has changed its intent and no longer intends to hold these loans for the foreseeable future. Residential loans are transferred to the held for sale portfolio when the Company has entered into a commitment to sell a specific portion of its held for investment portfolio or when the Company has a formal marketing strategy to sell a certain loan product. Commercial and commercial real estate loans represent loans that the Company voluntarily repurchased out of the Business Lending Trust and expect to sell in the foreseeable future.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds received from agency securitizations	$1,116,314	$1,024,948	$2,175,392	$2,212,022

Proceeds received from nonsecuritization sales - residential	1,281,941	524,874	1,648,156	601,261
Proceeds received from nonsecuritization sales - commercial and commercial real estate	103,279	10,227	103,279	79,255
Proceeds received from nonsecuritization sales - equipment financing receivables	28,071	—	40,129	—
Proceeds received from nonsecuritization sales	$1,413,291	$535,101	$1,791,564	$680,516

Repurchased loans from residential agency sales and securitizations	$1,866	$2,244	$2,521	$2,545
Repurchased loans from residential nonagency sales	4,073	2,926	5,377	4,078
Repurchased loans from commercial sales and securitizations (1)	105,652	—	105,652	—

(1)
Represents loans that were voluntarily repurchased out of the Business Lending Trusts through a clean-up call. Of those loans repurchased, $103,279 were subsequently sold to third parties during the three and six months ended June 30, 2015 and $2,524 were held for sale as of June 30, 2015.

In connection with these transfers, the Company recorded servicing assets in the amount of $16,531 and $28,823 for the three and six months ended June 30, 2015. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR and Note 13 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded on the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the offsetting hedging positions.
The Company periodically transfers conforming residential Ginnie Mae (GNMA) mortgages in exchange for mortgage-backed securities.  As of June 30, 2015 and December 31, 2014, the Company retained zero and $9,001, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Transferred from Held for investment (HFI) to Held for Sale (HFS)	2015	2014	2015	2014
Residential mortgages	$1,339	$1,157,629	$709,722	$1,158,436
Government insured pool buyouts	217,253	133,476	485,672	242,256
Commercial and commercial real estate	—	—	—	31,645
Equipment financing receivables	26,040	—	37,190	—
Total transfers from HFI to HFS	$244,632	$1,291,105	$1,232,584	$1,432,337

Loans Transferred from HFS to HFI
Residential mortgages	$80,029	12,434	194,054	38,785
Total transfers from HFS to HFI	$80,029	$12,434	$194,054	$38,785
Loans and leases are transferred from loans and leases HFI to HFS when the Company no longer has the intent to hold them for the foreseeable future. Loans and leases are transferred from HFS to HFI when the Company determines that it intends to hold these loans and leases for the foreseeable future and no longer has the intent to sell. Loan transfers from HFS to HFI and transfers from HFI to HFS represent noncash activities within the operating and investing sections of the statement of cash flows.
5.  Loans and Leases Held for Investment, Net
Loans and leases HFI as of June 30, 2015 and December 31, 2014 were comprised of the following:

	June 30, 2015	December 31, 2014
Residential mortgages	$10,723,613	$9,920,070
Commercial and commercial real estate	6,801,628	5,646,690
Equipment financing receivables	2,146,543	2,031,570
Home equity lines	237,241	156,869
Consumer and credit card	4,870	5,054
Total loans and leases held for investment, net of unearned income	19,913,895	17,760,253
Allowance for loan and lease losses	(66,091)	(60,846)
Total loans and leases held for investment, net	$19,847,804	$17,699,407
As of June 30, 2015 and December 31, 2014, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	June 30, 2015	December 31, 2014
Net purchased loan and lease discounts	$43,215	$47,108
Net deferred loan and lease origination costs	108,141	94,778
During the six months ended June 30, 2015, the Company's significant third-party purchases included government insured buyouts with a UPB of $1,335,130, which are categorized as residential mortgages in the table above, and commercial real estate with a UPB of $105,652. The Company also purchased into commercial credit facilities with an outstanding commitment of $728,187 and outstanding balances of $354,930. Please see Note 4 for disclosure of the Company's transfers and sales of financing receivables.
Of the $354,930 in commercial credit facility balances purchased during the six months ended June 30, 2015, $91,721 of net recorded investment was purchased on May 11, 2015 representing the purchase of a portfolio of asset based lending loans. The purchase was funded entirely by cash with the transaction being accounted for using the purchase method of accounting. Based on the purchase method of accounting, consideration paid totaling $91,829 was allocated to the purchased loans and related accrued interest and fees with no additional assets recognized or liabilities assumed in the transaction. No goodwill was recognized in the transaction. The portfolio will continue to be operated out of New York as, earlier in the quarter, the Company hired several professionals who previously worked with the purchased portfolio.
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the six months ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Contractual payments receivable for acquired loans and leases at acquisition	$2,080,441	$2,967,742
Expected cash flows for acquired loans and leases at acquisition	1,359,961	1,820,898
Basis in acquired loans and leases at acquisition	1,244,608	1,724,252
Information pertaining to the ACI portfolio as of June 30, 2015 and December 31, 2014 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
June 30, 2015
Carrying value, net of allowance	$2,966,705	$151,606	$3,118,311
Outstanding unpaid principal balance	3,011,903	155,279	3,167,182
Allowance for loan and lease losses, beginning of period	5,974	2,042	8,016
Allowance for loan and lease losses, end of period	5,192	385	5,577
December 31, 2014
Carrying value, net of allowance	$2,616,728	$194,599	$2,811,327
Outstanding unpaid principal balance	2,655,497	198,061	2,853,558
Allowance for loan and lease losses, beginning of year	4,925	9,834	14,759
Allowance for loan and lease losses, end of year	5,974	2,042	8,016
The Company recorded a reduction of provision for loan loss of $2,439 and provision for loan loss of $459 for the ACI portfolio for the six months ended June 30, 2015 and 2014, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the six months ended June 30, 2015 and 2014:

	Residential	Commercial and Commercial Real Estate	Total
June 30, 2015
Balance, beginning of period	$240,650	$61,256	$301,906
Additions	115,353	—	115,353
Accretion	(60,615)	(6,238)	(66,853)
Reclassifications (from) to accretable yield	(8,456)	276	(8,180)
Balance, end of period	$286,932	$55,294	$342,226
June 30, 2014
Balance, beginning of period	$101,183	$59,663	$160,846
Additions	96,646	—	96,646
Accretion	(26,974)	(10,606)	(37,580)
Reclassifications (from) to accretable yield	9,720	22,836	32,556
Balance, end of period	$180,575	$71,893	$252,468

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2015 and 2014 are as follows:

Three Months Ended June 30, 2015	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$23,478	$24,999	$10,071	$4,084	$214	$62,846
Provision for loan and lease losses	3,301	1,725	2,623	331	(48)	7,932
Charge-offs	(2,447)	—	(2,838)	(276)	(29)	(5,590)
Recoveries	53	218	535	97	—	903
Balance, end of period	$24,385	$26,942	$10,391	$4,236	$137	$66,091
Three Months Ended June 30, 2014
Balance, beginning of period	$25,401	$30,267	$4,312	$2,920	$69	$62,969
Transfers to loans held for sale	(5,049)	—	—	(191)	—	(5,240)
Provision for loan and lease losses	1,628	2,390	1,995	27	83	6,123
Charge-offs	(1,810)	(4,714)	(938)	(163)	(20)	(7,645)
Recoveries	251	—	196	74	—	521
Balance, end of period	$20,421	$27,943	$5,565	$2,667	$132	$56,728

Six Months Ended June 30, 2015	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$25,098	$23,095	$8,649	$3,814	$190	$60,846
Provision for loan and lease losses	4,162	5,645	6,310	806	9	16,932
Charge-offs	(4,986)	(2,018)	(5,469)	(564)	(62)	(13,099)
Recoveries	111	220	901	180	—	1,412
Balance, end of period	$24,385	$26,942	$10,391	$4,236	$137	$66,091
Six Months Ended June 30, 2014
Balance, beginning of period	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Transfers to loans held for sale	(5,049)	—	—	(191)	—	(5,240)
Provision for loan and lease losses	3,131	2,674	3,033	310	46	9,194
Charge-offs	(4,975)	(4,719)	(2,127)	(479)	(35)	(12,335)
Recoveries	817	1	386	215	—	1,419
Balance, end of period	$20,421	$27,943	$5,565	$2,667	$132	$56,728

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of June 30, 2015 and December 31, 2014:

June 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$3,085	$16,108	$5,192	$24,385
Commercial and commercial real estate	987	25,570	385	26,942
Equipment financing receivables	297	10,094	—	10,391
Home equity lines	—	4,236	—	4,236
Consumer and credit card	—	137	—	137
Total allowance for loan and lease losses	$4,369	$56,145	$5,577	$66,091
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$17,694	$7,734,022	$2,971,897	$10,723,613
Commercial and commercial real estate	51,912	6,597,725	151,991	6,801,628
Equipment financing receivables	682	2,145,861	—	2,146,543
Home equity lines	—	237,241	—	237,241
Consumer and credit card	—	4,870	—	4,870
Total loans and leases held for investment	$70,288	$16,719,719	$3,123,888	$19,913,895

December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,896	$16,228	$5,974	$25,098
Commercial and commercial real estate	720	20,333	2,042	23,095
Equipment financing receivables	—	8,649	—	8,649
Home equity lines	—	3,814	—	3,814
Consumer and credit card	—	190	—	190
Total allowance for loan and lease losses	$3,616	$49,214	$8,016	$60,846
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$16,642	$7,280,726	$2,622,702	$9,920,070
Commercial and commercial real estate	42,267	5,407,782	196,641	5,646,690
Equipment financing receivables	—	2,031,570	—	2,031,570
Home equity lines	—	156,869	—	156,869
Consumer and credit card	—	5,054	—	5,054
Total loans and leases held for investment	$58,909	$14,882,001	$2,819,343	$17,760,253
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of June 30, 2015 and December 31, 2014:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
June 30, 2015
Residential mortgages:
Residential (1)	$6,875,723	$—	$23,512	$6,899,235
Government insured pool buyouts (2) (3)	3,396,407	427,971	~~—~~	3,824,378
Equipment financing receivables	2,131,946	—	14,597	2,146,543
Home equity lines	235,072	—	2,169	237,241
Consumer and credit card	4,870	—	—	4,870
Total	$12,644,018	$427,971	$40,278	$13,112,267

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015
Commercial and commercial real estate:
Mortgage warehouse finance	$2,155,535	$—	$—	$—	$2,155,535
Lender finance	914,422	—	—	—	914,422
Other commercial finance	176,248	—	170	—	176,418
Commercial real estate	3,399,355	56,781	99,117	—	3,555,253
Total commercial and commercial real estate	$6,645,560	$56,781	$99,287	$—	$6,801,628

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2014
Residential mortgages:
Residential (1)	$6,302,172	$—	$22,793	$6,324,965
Government insured pool buyouts (2) (3)	3,096,877	498,228	—	3,595,105
Equipment financing receivables	2,020,613	—	10,957	2,031,570
Home equity lines	154,506	—	2,363	156,869
Consumer and credit card	5,016	—	38	5,054
Total	$11,579,184	$498,228	$36,151	$12,113,563

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,356,651	$—	$—	$—	$1,356,651
Lender finance	749,393	13,060	—	—	762,453
Other commercial finance	63,460	—	351	—	63,811
Commercial real estate	3,325,936	34,010	103,829	—	3,463,775
Total commercial and commercial real estate	$5,495,440	$47,070	$104,180	$—	$5,646,690

(1)	For the periods ended June 30, 2015 and December 31, 2014, performing residential mortgages included $4,496 and $6,287, respectively, of ACI loans greater than 90 days past due and still accruing.

(2)
For the periods ended June 30, 2015 and December 31, 2014, performing government insured pool buyouts included $2,473,211 and $2,143,384, respectively, of ACI loans greater than 90 days past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of June 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
June 30, 2015
Residential mortgages:
Residential	$9,553	$3,747	$23,512	$36,812	$6,814,635	$6,851,447
Government insured pool buyouts (1)	38,801	23,958	427,971	490,730	409,539	900,269
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	2,155,535	2,155,535
Lender finance	—	—	—	—	914,422	914,422
Other commercial finance	—	—	—	—	172,769	172,769
Commercial real estate	58	—	3,348	3,406	3,403,505	3,406,911
Equipment financing receivables	15,556	4,549	3,665	23,770	2,122,773	2,146,543
Home equity lines	1,096	1,070	2,169	4,335	232,906	237,241
Consumer and credit card	9	2	—	11	4,859	4,870
Total loans and leases held for investment	$65,073	$33,326	$460,665	$559,064	$16,230,943	$16,790,007

December 31, 2014
Residential mortgages:
Residential	$9,941	$4,817	$22,793	$37,551	$6,230,161	$6,267,712
Government insured pool buyouts (1)	50,955	32,869	498,228	582,052	447,604	1,029,656
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,356,651	1,356,651
Lender finance	—	—	—	—	762,453	762,453
Other commercial finance	1	—	—	1	59,654	59,655
Commercial real estate	1,139	—	2,498	3,637	3,267,653	3,271,290
Equipment financing receivables	18,521	4,114	3,263	25,898	2,005,672	2,031,570
Home equity lines	1,040	845	2,363	4,248	152,621	156,869
Consumer and credit card	16	7	38	61	4,993	5,054
Total loans and leases held for investment	$81,613	$42,652	$529,183	$653,448	$14,287,462	$14,940,910

(1)	Government insured pool buyouts remain on accrual status after 90 days as the interest earned is collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At June 30, 2015 and December 31, 2014, the Company had loans collateralized by residential real estate with carrying values of $2,772,320 and $2,544,314, respectively that were 120 days or more past due. Of the residential loans that were 120 days or more past due, $2,748,777 and $2,519,022 represented loans that were government insured at June 30, 2015 and December 31, 2014, respectively.
At June 30, 2015 and December 31, 2014, the Company had foreclosure claims receivable of $473,124 and $451,125, net of valuation allowances of $15,558 and $17,336 respectively.  At June 30, 2015 and December 31, 2014, the Company had other real estate owned of $4,443 and $8,013 net of valuation allowances of $385 and $441, respectively.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$13,139	$12,418	$3,085	$10,618	$10,162	$2,896
Commercial and commercial real estate:
Commercial real estate	12,269	11,632	987	14,566	11,290	720
Equipment financing receivables	542	542	297	—	—	—
Total impaired loans with an allowance recorded	$25,950	$24,592	$4,369	$25,184	$21,452	$3,616

Without a related allowance recorded:
Residential mortgages:
Residential	$5,948	$5,276		$7,466	$6,480
Commercial and commercial real estate:
Commercial real estate	42,332	40,280		41,955	30,977
Equipment finance receivables	140	140		—	—
Total impaired loans without an allowance recorded	$48,420	$45,696		$49,421	$37,457

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$17,451	$135	$49,516	$418
Commercial and commercial real estate:
Commercial	—	—	1	—
Commercial real estate	44,132	177	42,967	396
Equipment financing receivables	493	—	—	—
Total impaired loans	$62,076	$312	$92,484	$814

	Six Months Ended June 30,
	2015		2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential mortgages:
Residential	$17,181	$265	$63,168	$1,035
Commercial and commercial real estate:
Commercial real estate	43,530	200	36,227	562
Equipment financing receivables	328	4	—	—
Total impaired loans	$61,039	$469	$99,395	$1,597

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans greater than 90 days past due and still accruing as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Nonaccrual Status	Greater than 90 Days Past Due and Accruing	Nonaccrual Status	Greater than 90 Days Past Due and Accruing
Residential mortgages:
Residential	$23,512	$—	$22,793	$—
Government insured pool buyouts	—	427,971	—	498,228
Commercial and commercial real estate:
Commercial real estate	45,901	—	39,049	—
Equipment financing receivables	14,597	—	10,957	—
Home equity lines	2,169	—	2,363	—
Consumer and credit card	—	—	38	—
Total non-performing loans and leases	$86,179	$427,971	$75,200	$498,228
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
The following is a summary of information relating to modifications considered to be TDRs for the three and six months ended June 30, 2015 and 2014 that remain TDRs as of the respective balance sheet dates:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	4	$1,194	$1,198	4	$1,194	$1,198
Commercial real estate	1	2,073	2,073	3	5,434	5,434
Total	5	$3,267	$3,271	7	$6,628	$6,632

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	3	$1,217	$1,218	3	$1,217	$1,218
A loan is considered to re-default when it is 30 days past due. None of the loans modified within the 12 months preceding June 30, 2015 have subsequently defaulted. The number of contracts and recorded investment of loans that were modified during the 12 months preceding June 30, 2014 that subsequently defaulted during the three and six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$684	1	$684

The recorded investment of TDRs as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Loan Type:
Residential mortgages	$17,694	$16,642
Commercial and commercial real estate	8,693	9,613
Total recorded investment of TDRs	$26,387	$26,255
Accrual Status:
Current	$12,053	$11,786
30-89 days past-due accruing	2,634	1,848
Nonaccrual	11,700	12,621
Total recorded investment of TDRs	$26,387	$26,255
TDRs classified as impaired loans	$26,387	$26,255
Valuation allowance on TDRs	3,352	3,259
The Company included 72 and 77 loans with a net recorded investment of $3,785 and $4,124 in Chapter 7 bankruptcy as TDRs at June 30, 2015 and December 31, 2014, respectively.
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$383,763	$446,493	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	16,531	10,552	28,823	22,104
Sale of servicing rights	(34,040)	—	(34,040)	(55,547)
Amortization	(19,006)	(19,026)	(39,305)	(39,598)
Decrease (increase) in valuation allowance	15,727	—	(27,625)	4,941
Other	(172)	(424)	(669)	(985)
Balance, end of period	$362,803	$437,595	$362,803	$437,595
Valuation allowance:
Balance, beginning of period	$43,352	$3,071	$—	$8,012
Increase in valuation allowance	—	—	43,352	—
Recoveries	(15,727)	—	(15,727)	(4,941)
Write-off of impairment	(14,541)	—	(14,541)	—
Balance, end of period	$13,084	$3,071	$13,084	$3,071
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three and six months ended June 30, 2015 and 2014 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractually specified service fees, net	$25,985	$31,246	$55,768	$68,393
Other ancillary fees	3,080	6,645	6,894	15,544
Other	504	2,526	1,039	3,097
Total	$29,569	$40,417	$63,701	$87,034

Residential
On April 27, 2015, EverBank entered into a purchase and sale agreement to sell MSR to Green Tree Servicing LLC (GTS). The sale included approximately $4,614,973 in UPB of capitalized FHA servicing rights to GTS and the termination of the Company's existing subservicing agreement with GTS. The sale closed in the second quarter of 2015. As a result of the sale of MSR to GTS, EverBank determined that the basis of its MSR asset was permanently impaired and non-recoverable and therefore $14,541 was written off through its valuation allowance during the second quarter of 2015.
For loans securitized and sold with servicing retained during the three and six months ended June 30, 2015 and 2014, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
Average discount rates	10.17%	—	10.55%	10.08%	—	10.55%
Expected prepayment speeds	8.30%	—	9.55%	8.30%	—	11.38%
Weighted-average life in years	7.47	—	8.28	6.29	—	8.28

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Average discount rates	9.62%	—	10.16%	9.32%	—	10.16%
Expected prepayment speeds	11.74%	—	13.76%	11.73%	—	13.76%
Weighted-average life in years	6.03	—	6.29	6.03	—	6.41
At June 30, 2015 and December 31, 2014, the Company estimated the fair value of its capitalized residential MSR to be approximately $361,240 and $436,727, respectively. The carrying value of its residential MSR was $361,240 and $432,716 at June 30, 2015 and December 31, 2014, respectively. The carrying value and the fair value are equal as of June 30, 2015 as the fair value of all tranches of our residential MSR was below the cost basis. The unpaid principal balance below excludes $8,409,000 and $8,073,000 at June 30, 2015 and December 31, 2014, respectively, for residential loans with no related MSR basis. The Company received third party bids for a portion of its outstanding residential MSR. The accepted bid was used by the Company in estimating the fair value of its MSR for the related portfolios, leading to a level 2 fair value asset. The remaining MSR portfolio was valued using internally developed estimated cash flows, leading to a level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 13.
The characteristics used in estimating the fair value of the residential MSR portfolio at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Unpaid principal balance	$34,925,000	$41,190,000
Gross weighted-average coupon	4.32%	4.37%
Weighted-average servicing fee	0.27%	0.29%
Expected prepayment speed (1)	11.54%	12.97%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of June 30, 2015 and December 31, 2014 is presented below.

	June 30, 2015	December 31, 2014
Prepayment Rate
10% adverse rate change	$14,883	$18,294
20% adverse rate change	28,689	35,347
Discount Rate
10% adverse rate change	14,295	15,932
20% adverse rate change	27,590	30,770
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $1,563 and $2,903 at June 30, 2015 and December 31, 2014, respectively. The Company recognized $2,430 and $2,718 of prepayment penalty income in other noninterest income during the three months ended June 30, 2015 and 2014, respectively, and $6,454 and $5,348 during the six months ended June 30, 2015 and 2014, respectively, related to serviced loans in the trusts acquired with the Business Property Lending, Inc. acquisition.

8. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Trust preferred securities	$103,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $2,298 and $0, respectively	172,702	—
Total trust preferred securities and subordinated notes payable	$276,452	$103,750
Subordinated Notes Payable - On June 30, 2015, the Company completed the public offering and sale of $175,000 in aggregate principal amount of its 5.75% Subordinated Notes due 2025 (subordinated notes). The subordinated notes were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The subordinated notes will mature on July 2, 2025 and bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on January 2 and July 2 of each year, commencing on January 2, 2016.
The subordinated notes are unsecured and will rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes will be subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes will be obligations of EverBank Financial Corp only and will not be guaranteed by any subsidiaries, including EverBank. Additionally, the subordinated notes will be structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries, which means that creditors of our subsidiaries (including in the case of EB, its depositors) generally will be paid from those subsidiaries' assets before holders of the subordinated notes would have any claim to those assets.
For regulatory capital adequacy purposes, the subordinated notes qualify as tier 2 capital for the Company. If in the future the subordinated notes no longer qualify as tier 2 capital, the subordinated notes may be redeemed by the Company, in whole but not in part, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System.
On June 30, 2015, the Company made a capital contribution to EB in the amount of $150,000 from the net proceeds received from the issuance of the subordinated notes.
9.  Income Taxes
For the three and six months ended June 30, 2015 and 2014 the Company's effective income tax rate was 37.9%. The effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes for all periods.
10. Share-Based Compensation
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
The risk-free interest rate is based on the United States (U.S.) Treasury constant maturity yield for treasury securities with maturities approximating the expected life of the options granted on the date of grant. The expected option terms were determined using the simplified approach, which is based on the vesting and contractual terms of the options. The Company analyzes a group of publicly-traded peer institutions to determine the expected volatility of its stock. The peer group is assessed for adequacy annually, or as circumstances indicate significant changes to the composition of the peer group are warranted. Volatility for the Company's stock is estimated utilizing the average volatility calculated for the peer group, which is based upon weekly price observations over the estimated term of the options granted.
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
During the six months ended June 30, 2015, 888,533 options were exercised with a total intrinsic value of $6,576.
Nonvested Stock - The Company issued 293,171 nonvested shares of stock to certain employees as an incentive for continued employment and to certain directors in lieu of cash payouts for compensation during the six months ended June 30, 2015. These shares usually vest based on the grantee's future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight line basis over the applicable vesting schedule. The weighted-average grant date fair value of these shares was $17.54 per share, which is the fair value of the Company's common stock at grant date adjusted for expected dividends as the Company's restricted shares do not accrue dividends.

11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$41,567	$34,782	$55,797	$66,542
Less dividends on preferred stock	(2,531)	(2,531)	(5,062)	(5,062)
Net income allocated to common shareholders	$39,036	$32,251	$50,735	$61,480
(Units in Thousands)
Average common shares outstanding	124,348	122,840	124,144	122,763
Common share equivalents:
Stock options	1,865	2,379	1,853	2,291
Nonvested stock	310	170	286	151
Average common shares outstanding, assuming dilution	126,523	125,389	126,283	125,205
Basic earnings per share	$0.31	$0.26	$0.41	$0.50
Diluted earnings per share	$0.31	$0.26	$0.40	$0.49
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Options	1,447,688	1,297,295	1,158,280	1,058,285

12.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of June 30, 2015 and December 31, 2014 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
June 30, 2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,078,000	$629	$2,387
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	900,351	11,038	3,038
Forward and optional forward purchase and sale commitments	4,888,045	17,651	5,920
Interest rate swaps and futures	48,522	—	354
Foreign exchange contracts	595,678	1,885	8,324
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	148,780	2,853	—
Options embedded in client deposits	147,136	—	2,790
Indemnification asset	92,322	6,213	—
Total freestanding derivatives		39,640	20,426
Netting and cash collateral adjustments (1)		(9,507)	(14,219)
Total derivatives		$30,762	$8,594

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2014
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$578,000	$—	$22,601
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	592,378	10,544	340
Forward and optional forward purchase and sale commitments	1,235,905	425	7,037
Interest rate swaps and futures	503,335	—	483
Foreign exchange contracts	656,476	792	17,604
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	152,880	6,127	—
Options embedded in client deposits	151,500	—	6,034
Indemnification asset	101,623	6,658	—
Total freestanding derivatives		24,546	31,498
Netting and cash collateral adjustments (1)		(5,737)	(46,917)
Total derivatives		$18,809	$7,182

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of June 30, 2015 and December 31, 2014 include derivative positions netted totaling $7,564 and $3,437, respectively.

Cash Flow Hedges
As of June 30, 2015, AOCI included $8,306 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 19 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and six months ended June 30, 2015 and 2014 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$12,029	$(20,631)	$2,270	$(35,794)
Gains (losses) on indemnification asset (2)	(576)	(844)	(444)	(1,071)
Gains (losses) on foreign exchange forward contracts (3)	9,566	9,147	(20,146)	23,927
Other	(73)	(5)	(68)	(15)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 13 for additional information relating to the indemnification asset.

(3)
Foreign exchange forward contracts act as economic hedges for the foreign currency risk embedded within deposits denominated in foreign currencies. The change in the fair value of the foreign exchange forward contract is marked to fair value, while the deposit is translated to the current spot rate in accordance with ASC 830. Historically, the hedge has been effective in managing the foreign currency risk of foreign-denominated deposits by locking in the U.S. Dollar cash flows.

Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals, and U.S. Treasury yield risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on June 30, 2015 and December 31, 2014 was $16,984 and $47,725, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2015 and December 31, 2014, $6,655 and $43,480, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of June 30, 2015 and December 31, 2014, $51,050 and $79,296, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2015 and December 31, 2014, $1,943 and $2,300, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of June 30, 2015 and December 31, 2014, the Company held $3,910 and $2,300, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of June 30, 2015 and December 31, 2014, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale and other liabilities for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Netting	Total
June 30, 2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$654,811	$—		$654,811
Asset-backed securities	—	1,383	—		1,383
Other	199	194	—		393
Total available for sale securities	199	656,388	—		656,587
Loans held for sale	—	662,117	653,849		1,315,966
Financial liabilities:
Other liabilities (1)	—	—	381		381
Derivative financial instruments:
Derivative assets (Note 12)	—	23,018	17,251	(9,507)	30,762
Derivative liabilities (Note 12)	—	19,775	3,038	(14,219)	8,594

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$774,235	$—		$774,235
Asset-backed securities	—		1,395	—		1,395
Other	470		211	—		681
Total available for sale securities	470		775,841	—		776,311
Loans held for sale	—		410,948	317,430		728,378
Derivative financial instruments:
Derivative assets (Note 12)	—	(2)	7,344	17,202	(5,737)	18,809
Derivative liabilities (Note 12)	—		53,759	340	(46,917)	7,182

(1)
Other liabilities represents the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of June 30, 2015 the Company had outstanding commitments of $79,924 related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014 are as follows:

	Loans Held for Sale (1)	Other Liabilities(2)	Freestanding Derivatives, net (3)
Three Months Ended June 30, 2015
Balance, beginning of period	$534,343	$—	$25,349
Issuances	557,110	(780)	26,622
Sales	(417,450)	—	—
Settlements	(13,364)	536	(25,199)
Gains (losses) included in earnings for the period	(6,790)	(137)	(12,559)
Balance, end of period	$653,849	$(381)	$14,213
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2015	$(4,460)	$(137)	$7,423

Three Months Ended June 30, 2014
Balance, beginning of period	$63,705	$—	$7,348
Issuances	187,582	—	17,775
Sales	(87,748)	—	—
Settlements	(9,443)	—	(28,951)
Gains (losses) included in earnings for the period	2,450	—	20,540
Balance, end of period	$156,546	$—	$16,712
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2014	$1,822	$—	$9,364

	Loans Held for Sale (1)	Other Liabilities(2)	Freestanding Derivatives, net (3)
Six Months Ended June 30, 2015
Balance, beginning of period	$317,430	$—	$16,862
Issuances	915,140	(780)	62,552
Sales	(552,746)	—	—
Settlements	(26,249)	536	(59,839)
Gains (losses) included in earnings for the period	274	(137)	(5,362)
Balance, end of period	$653,849	$(381)	$14,213
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2015	$(4,460)	$(137)	$7,555

Six Months Ended June 30, 2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	264,077	—	22,914
Sales	(143,345)	—	—
Settlements	(26,888)	—	(35,966)
Gains (losses) included in earnings for the period	3,790	—	23,903
Balance, end of period	$156,546	$—	$16,712
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2014	$1,822	$—	$10,850

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(2)	Net realized and unrealized gains (losses) on extended written loan commitments are included in gain on sale of loans.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification asset are recorded in general and administrative expense.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2015				Min.		Max.	Weighted Avg.
Indemnification asset	$6,213	Discounted cash flow	Discount rate	4.26%	-	4.26%	4.26%
			Reinstatement rate	3.87%	-	73.00%	35.34%	(1)
			Loss duration (in months)	18	-	95	45	(1)
			Loss severity	(1.04)%	-	16.55%	8.03%	(1)
IRLCs, net	8,000	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	79.28%	(2)
Loans held for sale	653,849	Discounted cash flow	Cost of funds	2.37%	-	3.64%	3.36%
			Prepayment rate	4.62%	-	22.48%	7.95%
			Default rate	0.00%	-	3.06%	0.41%
			Weighted average life (in years)	3.65	-	10.66	8.40
			Cumulative loss	0.00%	-	0.59%	0.05%
			Loss severity	1.89%	-	23.47%	10.95%
Other liabilities	381	Discounted cash flow	Loan closing ratio	1.00%		99.00%	74.26%	(2)
December 31, 2014
Indemnification asset	$6,658	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	5.35%	-	70.23%	31.14%	(1)
			Loss duration (in months)	18	-	90	44	(1)
			Loss severity	(1.77)%	-	16.15%	7.84%	(1)
IRLCs, net	10,204	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	74.73%	(2)
Loans held for sale	317,430	Discounted cash flow	Cost of funds	2.07%	-	2.91%	2.58%
			Prepayment rate	5.87%	-	23.77%	14.17%
			Default rate	0.00%	-	2.36%	0.34%
			Weighted average life (in years)	3.39	-	9.00	5.62
			Cumulative loss	0.00%	-	0.43%	0.05%
			Loss severity	2.05%	-	21.70%	11.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at June 30, 2015 and December 31, 2014:

June 30, 2015
Fair value carrying amount	$1,315,966
Aggregate unpaid principal balance	1,292,085
Fair value carrying amount less aggregate unpaid principal	$23,881
December 31, 2014
Fair value carrying amount	$728,378
Aggregate unpaid principal balance	704,835
Fair value carrying amount less aggregate unpaid principal	$23,543
No loans recorded under the fair value option were 90 days or more past due or on nonaccrual status at June 30, 2015 or December 31, 2014.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding was $16,073 and $19,152 for the three and six months ended June 30, 2015, respectively, and $30,517 and $30,857 for the three and six months ended June 30, 2014, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

The Company has elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration of these loan commitments that are present on the balance sheet, the Company has elected the fair value option of accounting for these instruments due to the burden of complying with the requirements of hedge accounting. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net losses from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those commitments was $381 for the three and six months ended June 30, 2015, respectively. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at June 30, 2015 and December 31, 2014 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
June 30, 2015
Collateral-dependent loans	$—	$—	$12,525	$12,525	$267
Other real estate owned (1)	—	—	5,780	5,780	999
Mortgage servicing rights (2)	—	35,020	326,220	361,240	13,084
Loans held for sale	—	—	743	743	(168)
December 31, 2014
Collateral-dependent loans	$—	$—	$11,282	$11,282	$720
Other real estate owned (1)	—	—	10,207	10,207	3,107
Mortgage servicing rights (2)	—	—	59,731	59,731	(8,012)
Loans held for sale	—	—	1,140	1,140	(186)

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)
The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances. The Company received third party bids for certain of its MSR portfolios and those bids were included within the Company’s estimate of fair value for the related MSR portfolios, leading to a level 2 classification within the fair value hierarchy.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2015				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$12,525	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,780	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	326,220	Discounted cash flow	Prepayment speed	8.72%	-	21.18%	11.22%	(2)
			Discount rate	9.50%	-	10.06%	9.59%	(3)
Loans held for sale	743	Discounted cash flow	Cost of funds	1.03%	-	2.64%	2.36%
			Prepayment rate	6.24%	-	9.86%	9.23%
			Default rate	0.00%	-	100%	9.08%
			Weighted average life (in years)	6.22	-	6.89	6.34
			Cumulative loss	0.00%	-	2.52%	0.73%
			Loss severity	0.00%	-	22.25%	7.93%
December 31, 2014
Collateral-dependent loans	$11,282	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	10,207	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	59,731	Discounted cash flow	Prepayment speed	13.16%	-	17.30%	14.66%	(2)
			Discount rate	9.74%	-	9.81%	9.77%	(3)
Loans held for sale	1,140	Discounted cash flow	Cost of funds	0.86%	-	2.72%	2.49%
			Prepayment rate	7.00%	-	13.70%	11.11%
			Default rate	0.00%	-	100.00%	28.56%
			Weighted average life (in years)	4.92	-	9.35	6.69
			Cumulative loss	0.00%	-	41.91%	5.51%
			Loss severity	0.00%	-	46.13%	24.98%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, Federal Home Loan Banks (FHLB) restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Financial assets:
Investment securities:
Held to maturity	$109,393	$111,721	$—	$111,721	$—
Loans held for sale (1)	14,813	14,941	—	5,038	9,903
Loans held for investment (2)	18,184,885	18,268,707	—	—	18,268,707
Financial liabilities:
Time deposits	$6,120,840	$6,153,763	$—	$6,153,763	$—
Other borrowings	5,247,000	5,251,282	—	5,251,282	—
Trust preferred securities and subordinated notes payable	276,452	265,106	—	175,000	90,106
December 31, 2014
Financial assets:
Investment securities:
Held to maturity	$115,084	$118,230	$—	$118,230	$—
Loans held for sale (1)	245,129	245,330	—	9,001	236,329
Loans held for investment (2)	16,178,989	16,436,610	—	—	16,436,610
Financial liabilities:
Time deposits	$5,473,080	$5,503,993	$—	$5,503,993	$—
Other borrowings	4,004,000	4,016,937	—	4,016,937	—
Trust preferred securities	103,750	93,186	—	—	93,186

(1)	The carrying value of loans held for sale excludes $1,315,966 and $728,378 in loans measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $55,700 and $52,197 as of June 30, 2015 and December 31, 2014, respectively. In addition, the carrying values excludes $1,662,919 and $1,520,418 of lease financing receivables within the equipment financing receivables portfolio as of June 30, 2015 and December 31, 2014, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within the other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in the market and are therefore classified within level 1 of the valuation hierarchy. The remaining investment portfolio (nonagency CMO, ABS, agency CMO which contains both available for sale and held to maturity investment securities and agency MBS securities) uses fair values which are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values and therefore classified within level 2 of the fair value hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive market. As of June 30, 2015 and December 31, 2014, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option are derived from quoted market prices for similar loans resulting in a classification within level 2 of the valuation hierarchy or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans resulting in a classification within level 3 of the valuation hierarchy. Certain conforming residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs for similar loans, which are derived from third party loan sales and securitizations and, therefore, are classified within level 2 of the valuation hierarchy. Fair values for non-

conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market are derived from models using characteristics of the loans including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which all of the significant assumptions are observable in the market. The Company estimates the fair value of loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
Loans Held for Investment — Fair values for loans held for investment are derived using a discounted cash flow approach which includes an evaluation of the collateral, and underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, credit profile of the loans, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including credit loss assumptions, servicing cost (if any), prepayment forecasts, and risk adjusted capital to determine the discount rate. These assumptions are derived from internal and third party databases. Noting the valuation is derived from model-based techniques, the Company includes loans held for investment within level 3 of the valuation hierarchy.
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans for which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made, if appropriate, based on a review of the property, historical changes in value, and current market rates. Such adjustments are usually significant and typically results in a level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of cost or fair value (less estimated costs to sell). Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on commercial properties are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Appraisals for OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a level 3 fair value classification.
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. In addition, a third-party valuation is obtained quarterly. The servicing portfolio is valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to review the key assumptions used by the respective parties in arriving at those estimates, and adjusted as necessary.
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
Other Borrowings — For advances that bear interest at a variable rate, the carrying amount is a reasonable estimate of fair value. For fixed-rate advances, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for fixed-rate advances of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. For hybrid advances, fair value is obtained from an FHLB proprietary model that provides the mathematical approximation of the market value of the underlying hedge. The terms of the hedge are similar to the advances and therefore classified as level 2 within the valuation hierarchy.
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

Subordinated Notes Payable — On June 30, 2015 the Company completed the public offering and sale of $175,000 aggregate principal amount of its 5.75% subordinated notes due 2025. Noting the sale date, the Company concluded the par value is a reasonable estimate for fair value and classified the subordinated notes within level 2 of the valuation hierarchy.
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
The fair value of interest rate swap futures is determined based upon quotes provided by the Chicago Mercantile Exchange on which these instruments are traded. As such quotes represent valuations for identical instruments in active markets they are classified within level 1 of the valuation hierarchy. Such pricing is utilized for both active trading and daily settlement of pricing adjustments on outstanding positions. As these pricing adjustments are settled daily between the exchange and the Company, the result is that the Company holds interest futures with an outstanding notional and a level 1 fair value of zero as of the balance sheet date.
Interest Rate Lock Commitments and Extended Written Loan Commitments— Fair values of interest rate lock commitments and extended written loan commitments are derived using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable inputs used in the valuation process is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by the Company's secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and as such both IRLC and extended written loan commitments are classified within level 3 of the valuation hierarchy. Generally, the fair value of these instruments are positive (negative) if the prevailing interest rate is lower (higher) than the locked in rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitment to increase if in a gain position, or decrease if in a loss position.
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
Indemnification Asset —To determine the fair value of the indemnification asset the Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse. The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and loss duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans. Loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the Federal Housing Administration (FHA), which is then extrapolated over the expected loss duration. Loss severity represents the interest loss severity as a percentage of UPB. Negative loss severity results from the indemnifying party receiving a debenture rate interest from the insuring agency that more than offsets the lower note interest rate payments due from the indemnifying party under the indemnification agreement. As the Company calculates the fair value of the indemnification asset using unobservable inputs, the Company classifies the indemnification asset within level 3 of the valuation hierarchy. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience. Counterparty credit risk is taken into account when determining fair value.
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

Unfunded credit extension commitments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Commercial (1)	$1,696,321	$1,475,846
Home equity lines of credit	45,364	23,107
Credit card lines of credit	34,112	33,913
Standby letters of credit	11,619	859
Total unfunded credit extension commitments	$1,787,416	$1,533,725

(1)	Of the outstanding unfunded commercial commitments, $608,472 and $503,138 were cancellable by the Company at June 30, 2015 and December 31, 2014, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $169,386 and $146,410 of these commitments outstanding as of June 30, 2015 and December 31, 2014, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Residential	$612,331	$535,679
Commercial	1,199,410	623,540
Equipment financing receivables	326,433	281,778
Total commitments to lend in the pipeline	$2,138,174	$1,440,997
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At June 30, 2015 and December 31, 2014, the Company had $211,146 and $100,018, respectively, in letters of credit outstanding.
EB periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of June 30, 2015 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
May 2014	November 2015	$20,000	2.87%	May 2021
May 2014	November 2015	60,000	3.48%	May 2024
July 2014	December 2015	50,000	3.36%	July 2023
January 2015	December 2015	100,000	2.32%	December 2022
June 2015	March 2017	25,000	2.86%	June 2022
June 2015	September 2017	25,000	3.01%	September 2022
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 12 and Note 13 for information on interest rate lock commitments as they are not included in the table above. The Company has also elected the fair value option on extended written loan commitments to originate residential mortgage loans held for investment. See Note 13 for more information on these extended written loan commitments as they are included in the origination pipeline table above under the residential designation.
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
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to Government Sponsored Enterprises (GSEs), such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs, through whole loan sales to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through June 30, 2015, the Company originated, sold and securitized approximately $67,478,141 of mortgage loans to GSEs and private non-GSE purchasers. A majority of the conventional conforming and federally insured single-family mortgage loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies. The Company also sells residential mortgage loans that do not meet criteria for loan sales to GSEs (nonconforming mortgage loans), to private non-GSE purchasers through whole loan sales and securitizations.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. The Company's private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions for certain non-conforming jumbo loan products and community reinvestment loans the Company originates and sells under the State of Florida housing program.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase or make-whole requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through June 30, 2015 and sold in years 2004 through June 30, 2015. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $18,145 and $25,940 at June 30, 2015 and December 31, 2014, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced at June 30, 2015 and December 31, 2014, was $43,462,642 and $49,262,915, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at June 30, 2015 and December 31, 2014, was $1,957 and $2,947, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $138,318 and $137,809 at June 30, 2015 and December 31, 2014, respectively.
Legal Actions —On April 13, 2011, each of the Company and EB entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EB's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Company (OCC) succeeded the OTS with respect to EB's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an "Independent Foreclosure Review" program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EB reached an agreement with the OCC that would end its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replace it with an accelerated remediation process. The agreement included a cash payment of $39,932, which was paid in 2013 by EB to a settlement fund that provides relief to qualified borrowers and $6,344 was paid to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. During 2014, all of the contributions were made to various organizations. This agreement has not eliminated all of the Company's risks associated with foreclosure-related practices, and it does not protect EB from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. A second amendment to the April 2011 consent order was entered into by EB with the OCC on June 16, 2015, pursuant to which EB is not prohibited, but has agreed to seek regulatory non-objection for certain mortgage servicing and subservicing-related activities and transactions until the termination of its consent order. All terms of the April 2011 consent order that were not explicitly superseded by these amendments remain in effect without modification.
In October 2013, EB, along with other mortgage servicers, received a letter from the OCC requesting, in connection with the April 2011 consent order, that EB provide the OCC with an action plan to identify errors and remediate borrowers serviced by EB for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review.
In September 2014, the Office of the Inspector General of HUD issued a report finding that EB did not properly determine that mortgagors were eligible to participate in FHA’s Preforeclosure Sale Program in accordance with HUD requirements. The report recommended that the Deputy Assistant Secretary for Single Family Housing require EB to (1) reimburse HUD for the 11 ineligible pre-foreclosure sale claims totaling $1,560, which the Company has recognized in general and administrative expense, and (2) develop and implement policies and procedures in accordance with HUD requirements to properly determine mortgagor eligibility for the program, which EB has completed. In May 2015, EB received notice from the U.S. Department of HUD recommending that EB indemnify HUD for 8 remaining ineligible pre-foreclosure claims that were submitted with a total claim amount of $1,143.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$100,148	$100,148	$121,730	$121,730
On-balance-sheet securitizations	—	—	9,001	9,001
Debt securities	765,781	765,781	890,924	890,924
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
Mortgage securitizations
The Company provides a variety of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These mortgage loan securitizations are non-recourse except in accordance with the Company's standard obligations under representations and warranties. Thereby, the transactions effectively transfer the risk of future credit losses to the purchasers of the securities issued by the trust. The Company generally retains the servicing rights of the transferred assets but does not retain any other interest in the entities.
As noted above, the Company securitizes mortgage loans through GSEs or through private label (non-agency sponsored) securitizations. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations, because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations. Additionally, the Company does not consolidate VIEs of private label securitizations. Although the Company is the servicer of the VIE, the servicing relationship is deemed to be a fiduciary relationship and, therefore, the Company is not deemed to be the primary beneficiary of the entity. Refer to Note 4 for information related to sales of residential mortgage receivables and Note 7 for information related to mortgage servicing rights.
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
The Corporate Services segment provides services to the Consumer Banking and Commercial Banking segments including executive management, risk management, technology, legal, human resources, marketing, corporate development, treasury, accounting, finance and other services and transaction-related items. Direct expenses are allocated to the reporting segments. Unallocated expenses are included in Corporate Services. Certain other expenses, including interest expense on trust preferred debt and subordinated notes payable and transaction-related items, are included in the Corporate Services segment.
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three and six months ended June 30, 2015 and 2014. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended June 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$92,355		$78,266	$(1,596)	$—	$169,025
Total net revenue	163,471	(1)	90,830	(1,462)	—	252,839
Intersegment revenue	11,628		(11,628)	—	—	—
Depreciation and amortization	2,350		2,714	1,682	—	6,746
lncome before income taxes	38,792	(1)	57,503	(29,356)	—	66,939
Total assets	15,139,729		9,093,639	283,285	(396,162)	24,120,491

	As of and for the Three Months Ended June 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$79,994		$61,780	$(1,583)	$—	$140,191
Total net revenue	159,674		71,082	(1,297)	—	229,459
Intersegment revenue	15,444		(15,444)	—	—	—
Depreciation and amortization	2,321		3,707	1,955	—	7,983
Income before income taxes	42,836		39,078	(25,898)	—	56,016
Total assets	12,864,427		6,973,288	186,630	(270,525)	19,753,820

	As of and for the Six Months Ended June 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$177,012		$150,602	$(3,151)	$—	$324,463
Total net revenue	270,128	(1)	173,539	(2,869)	—	440,798
Intersegment revenue	23,425		(23,425)	—	—	—
Depreciation and amortization	4,670		5,526	3,287	—	13,483
Income (loss) before income taxes	45,457	(1)	104,794	(60,395)	—	89,856
Total assets	15,139,729		9,093,639	283,285	(396,162)	24,120,491

	As of and for the Six Months Ended June 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$152,118		$122,084	$(3,167)	$—	$271,035
Total net revenue	306,129	(2)	141,502	(2,744)	—	444,887
Intersegment revenue	30,697		(30,697)	—	—	—
Depreciation and amortization	4,596		8,269	3,871	—	16,736
Income (loss) before income taxes	75,862	(2)	84,215	(52,916)	—	107,161
Total assets	12,864,427		6,973,288	186,630	(270,525)	19,753,820

(1) Segment earnings in the Consumer Banking segment included a $15,727 recovery on the MSR valuation allowance for the three months ended June 30, 2015 and a $27,625 charge for MSR impairment for the six months ended June 30, 2015.
(2) Segment earnings in the Consumer Banking segment included a $4,941 recovery on the MSR Valuation allowance for the six months ended June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six months ended June 30, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Performance Highlights
Second Quarter 2015 Key Highlights

•
Adjusted net income available to common shareholders was $43.9 million for the second quarter 2015, compared to $39.1 million for the first quarter 2015 and $34.4 million for the second quarter 2014.[1] Adjusted diluted earnings per common share in the second quarter 2015 were $0.35 compared to $0.31 in the first quarter 2015 and $0.27 in the second quarter 2014.[1]

•
GAAP net income available to common shareholders was $39.0 million for the second quarter 2015, compared to $11.7 million for the first quarter 2015 and $32.3 million for the second quarter 2014. GAAP diluted earnings per share in the second quarter 2015 were $0.31 compared to $0.09 in the first quarter 2015 and $0.26 in the second quarter 2014.

•	Total assets of $24.1 billion, an increase of 3% compared to the prior quarter.

•	Portfolio loans held for investment (HFI) of $19.9 billion, an increase of 7% compared to the prior quarter.

•	Total originations of $3.5 billion, an increase of 13% compared to the prior quarter and 19% year over year.

•	Total deposits of $16.5 billion, an increase of 3% compared to the prior quarter. Commercial deposits increased 6% compared to the prior quarter to $3.4 billion.

•	Net interest margin (NIM) of 3.11%, an increase of 2 basis points compared to the prior quarter.

•	Adjusted return on average equity (ROE)[1] was 10.7% for the quarter and GAAP ROE was 9.5%.

•	Tangible common equity per common share[1] increased 8% year over year to $13.00 at June 30, 2015.

•	Adjusted non-performing assets to total assets[1] were 0.44% at June 30, 2015. Annualized net charge-offs to average total loans and leases held for investment were 0.10% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 10.5% and bank Tier 1 leverage ratio of 8.6% as of June 30, 2015.

•	Our board of directors approved a 50% increase in the quarterly common stock dividend to $0.06 per share.

1 Reconciliations of Non-GAAP financial measures can be found in Tables 1A, 1B, 1C, 9A, 9B, 9C, 9D and 19.

Financial Highlights				Table 1
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
For the Period:
Operating Results:
Total revenue(1)	$252,839	$229,459	$440,798	$444,887
Net interest income	169,025	140,191	324,463	271,035
Provision for loan and lease losses	7,932	6,123	16,932	9,194
Noninterest income	83,814	89,268	116,335	173,852
Noninterest expense	177,968	167,320	334,010	328,532
Net income	41,567	34,782	55,797	66,542
Net earnings per common share, basic	0.31	0.26	0.41	0.50
Net earnings per common share, diluted	0.31	0.26	0.40	0.49
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 1A for non-GAAP reconciliation)	$0.35	$0.27	$0.66	$0.49
Yield on interest-earning assets	3.99%	4.12%	3.99%	4.21%
Cost of interest-bearing liabilities	0.99%	1.02%	1.01%	1.05%
Net interest margin	3.11%	3.22%	3.10%	3.30%
Return on average assets	0.72%	0.74%	0.50%	0.74%
Return on risk-weighted assets(2)	1.10%	1.15%	0.76%	1.12%
Return on average equity(3)	9.5%	8.6%	6.3%	8.2%
Adjusted return on average equity(4)	10.7%	9.1%	10.2%	8.3%
Efficiency ratio(5)	70%	73%	76%	74%
Adjusted efficiency ratio(6)	65%	72%	66%	74%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.10%	0.19%	0.13%	0.16%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,717.6	$2,232.9	$5,083.6	$3,933.4
Jumbo residential mortgage loans originated (in millions)	1,458.3	1,108.2	2,759.0	1,916.3
Unpaid principal balance of loans sold (in millions)	2,333.7	1,531.7	3,703.3	2,741.5
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$465.9	$285.4	$946.1	$443.4
Equipment financing receivables (in millions)	293.5	398.5	516.8	566.1

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	June 30, 2015	December 31, 2014
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$19,847,804	$17,699,407
Total assets	24,120,491	21,617,788
Deposits	16,483,527	15,508,697
Total liabilities	22,300,670	19,870,194
Total shareholders’ equity	1,819,821	1,747,594
Loans and leases held for investment as a percentage of deposits	121%	115%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	98%	91%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 19 for non-GAAP reconciliation)	0.44%	0.46%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 20)	0.33%	0.34%
Government insured pool buyouts as a percentage of loans and leases held for investment	19%	20%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 39)	10.5%	11.6%
Tier 1 leverage ratio (bank level; see Table 37)	8.6%	8.2%
Total risk-based capital ratio (bank level; see Table 37)	13.2%	13.4%
Tangible common equity per common share(7)	$13.00	$12.51
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$44,835.9	$50,746.5
Consumer Banking loans as a percentage of loans and leases held for investment	55%	57%
Consumer deposits (in millions)	$13,083.9	$12,554.7
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	45%	43%
Commercial deposits (in millions)	$3,399.6	$2,954.0

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

(6)
The adjusted efficiency ratio represents adjusted noninterest expense as a percentage of adjusted total revenues based on adjusted net income. The adjusted efficiency ratio is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is the efficiency ratio. For a reconciliation of adjusted net income to net income see Table 1A. For detailed information regarding the adjusted efficiency ratio, see Table 1B. We use the adjusted efficiency ratio to measure adjusted noninterest costs expended to generate a dollar of adjusted revenue.

(7)
Calculated as tangible common shareholders' equity divided by shares of common stock outstanding. Tangible common shareholders' equity equals shareholders' equity less goodwill, other intangible assets and perpetual preferred stock (see Table 1C). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 1A
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net income	$41,567	$34,782	$55,797	$66,542
Transaction expense and non-recurring regulatory related expense, net of tax	3,745	1,294	5,243	1,759
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	159	423	(808)	734
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	(9,751)	—	17,128	(3,063)
Restructuring cost, net of tax	10,667	—	10,667	630
OTTI losses on investment securities (Volcker Rule), net of tax	—	425	—	425
Adjusted net income	$46,387	$36,924	$88,027	$67,027
Adjusted net income allocated to preferred stock	2,531	2,531	5,062	5,062
Adjusted net income allocated to common shareholders	$43,856	$34,393	$82,965	$61,965
Adjusted net earnings per common share, basic	$0.35	$0.28	$0.67	$0.50
Adjusted net earnings per common share, diluted	$0.35	$0.27	$0.66	$0.49
Weighted average common shares outstanding:
(units in thousands)
Basic	124,348	122,840	124,144	122,763
Diluted	126,523	125,389	126,283	125,205
A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio			Table 1B
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$169,025	$140,191	$324,463	$271,035
Noninterest income	83,814	89,268	116,335	173,852
Total revenue	252,839	229,459	440,798	444,887
Adjustment items (pre-tax):
MSR impairment (recovery)	(15,727)	—	27,625	(4,941)
Restructuring cost	96	—	96	(1,964)
OTTI losses on securities (Volcker Rule)	—	685	—	685
Adjusted total revenue	$237,208	$230,144	$468,519	$438,667

Noninterest expense	$177,968	$167,320	$334,010	$328,532
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(6,041)	(2,087)	(8,458)	(2,837)
Restructuring cost	(17,108)	—	(17,108)	(2,981)
Adjusted noninterest expense	$154,819	$165,233	$308,444	$322,714

GAAP efficiency ratio	70%	73%	76%	74%
Adjusted efficiency ratio	65%	72%	66%	74%

A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity and Tangible Assets	Table 1C
(dollars in thousands)	June 30, 2015	December 31, 2014
Shareholders’ equity	$1,819,821	$1,747,594
Less:
Goodwill	46,859	46,859
Intangible assets	2,651	3,705
Tangible equity	1,770,311	1,697,030
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,620,311	$1,547,030
Total assets	$24,120,491	$21,617,788
Less:
Goodwill	46,859	46,859
Intangible assets	2,651	3,705
Tangible assets	$24,070,981	$21,567,224

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 2A
	Three Months Ended
	June 30, 2015			June 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$249,732	$159	0.25%	$171,693	$110	0.26%
Investments	1,031,225	7,447	2.89%	1,371,621	9,818	2.86%
Loans held for sale	1,971,798	16,378	3.32%	1,159,638	11,293	3.90%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,208,965	53,034	3.42%	5,585,545	48,582	3.48%
Government insured pool buyouts	3,701,238	43,137	4.66%	2,842,108	31,168	4.39%
Residential mortgages	9,910,203	96,171	3.88%	8,427,653	79,750	3.79%
Home equity lines	185,839	2,168	4.68%	143,169	1,444	4.05%
Other consumer and credit card	4,695	92	7.86%	5,470	184	13.49%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,626,989	49,890	5.48%	3,234,109	45,196	5.57%
Mortgage warehouse finance	1,875,134	12,758	2.69%	1,022,151	7,329	2.84%
Lender finance	896,994	8,116	3.58%	587,673	5,824	3.92%
Commercial and commercial real estate	6,399,117	70,764	4.40%	4,843,933	58,349	4.79%
Equipment financing receivables	2,079,283	24,774	4.77%	1,363,727	19,305	5.66%
Total loans and leases held for investment	18,579,137	193,969	4.17%	14,783,952	159,032	4.29%
Total interest-earning assets	21,831,892	$217,953	3.99%	17,486,904	$180,253	4.12%
Noninterest-earning assets	1,208,509			1,258,917
Total assets	$23,040,401			$18,745,821
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,643,248	$6,111	0.67%	$2,847,544	$4,212	0.59%
Market-based money market accounts	367,871	577	0.63%	415,544	632	0.61%
Savings and money market accounts, excluding market-based	5,098,205	8,240	0.65%	4,904,879	7,449	0.61%
Market-based time	423,006	736	0.70%	576,828	1,125	0.78%
Time, excluding market-based	5,318,760	14,555	1.10%	3,507,409	10,024	1.15%
Total deposits	14,851,090	30,219	0.82%	12,252,204	23,442	0.77%
Borrowings:
Trust preferred securities and subordinated notes payable	105,648	1,681	6.37%	103,750	1,644	6.35%
Federal Home Loan Bank (FHLB) advances	4,826,396	17,028	1.40%	3,362,011	14,976	1.76%
Other	—	—	0.00%	24,000	—	0.00%
Total borrowings	4,932,044	18,709	1.50%	3,489,761	16,620	1.89%
Total interest-bearing liabilities	19,783,134	$48,928	0.99%	15,741,965	$40,062	1.02%
Noninterest-bearing demand deposits	1,278,044			1,149,025
Other noninterest-bearing liabilities	192,214			195,482
Total liabilities	21,253,392			17,086,472
Total shareholders’ equity	1,787,009			1,659,349
Total liabilities and shareholders’ equity	$23,040,401			$18,745,821
Net interest income/spread		$169,025	3.00%		$140,191	3.10%
Net interest margin			3.11%			3.22%
Memo: Total deposits including non-interest bearing	$16,129,134	$30,219	0.75%	$13,401,229	$23,442	0.70%

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 2B
	Six Months Ended
	June 30, 2015			June 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$252,757	$319	0.25%	$215,734	$272	0.25%
Investments	1,049,065	15,469	2.96%	1,358,900	19,649	2.90%
Loans held for sale	1,748,880	28,894	3.30%	1,036,142	19,886	3.84%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,214,347	105,221	3.39%	5,400,560	93,155	3.45%
Government insured pool buyouts	3,635,424	81,847	4.50%	2,347,566	59,121	5.04%
Residential mortgages	9,849,771	187,068	3.80%	7,748,126	152,276	3.93%
Home equity lines	170,140	3,969	4.70%	146,433	2,498	3.44%
Other consumer and credit card	4,662	224	9.68%	5,491	490	18.00%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,587,666	98,969	5.51%	3,251,110	92,062	5.65%
Mortgage warehouse finance	1,556,302	21,362	2.73%	864,867	12,510	2.88%
Lender finance	836,139	15,086	3.59%	606,934	11,614	3.81%
Commercial and commercial real estate	5,980,107	135,417	4.52%	4,722,911	116,186	4.91%
Equipment financing receivables	2,055,310	49,624	4.83%	1,305,381	37,459	5.74%
Total loans and leases held for investment	18,059,990	376,302	4.16%	13,928,342	308,909	4.43%
Total interest-earning assets	21,110,692	$420,984	3.99%	16,539,118	$348,716	4.21%
Noninterest-earning assets	1,297,778			1,344,410
Total assets	$22,408,470			$17,883,528
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,652,850	$12,207	0.67%	$2,911,349	$8,578	0.59%
Market-based money market accounts	365,200	1,105	0.61%	413,588	1,251	0.61%
Savings and money market accounts, excluding market-based	5,115,666	16,430	0.65%	5,002,655	15,110	0.61%
Market-based time	433,426	1,496	0.70%	581,681	2,208	0.77%
Time, excluding market-based	5,128,455	28,745	1.13%	3,193,687	18,902	1.19%
Total deposits	14,695,597	59,983	0.82%	12,102,960	46,049	0.77%
Borrowings:
Trust preferred securities and subordinated notes payable	104,704	3,321	6.34%	103,750	3,288	6.39%
Federal Home Loan Bank (FHLB) advances	4,440,387	33,217	1.49%	2,664,107	28,344	2.12%
Other	—	—	0.00%	24,001	—	0.00%
Total borrowings	4,545,091	36,538	1.60%	2,791,858	31,632	2.26%
Total interest-bearing liabilities	19,240,688	$96,521	1.01%	14,894,818	$77,681	1.05%
Noninterest-bearing demand deposits	1,191,983			1,115,417
Other noninterest-bearing liabilities	202,589			230,062
Total liabilities	20,635,260			16,240,297
Total shareholders’ equity	1,773,210			1,643,231
Total liabilities and shareholders’ equity	$22,408,470			$17,883,528
Net interest income/spread		$324,463	2.98%		$271,035	3.16%
Net interest margin			3.10%			3.30%
Memo: Total deposits including non-interest bearing	$15,887,580	$59,983	0.76%	$13,218,377	$46,049	0.70%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income(1)						Table 3
	Three Months Ended			Six Months Ended
	June 30, 2015 Compared			June 30, 2015 Compared
	to June 30, 2014			to June 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$50	$(1)	$49	$47	$—	$47
Investments	(2,431)	60	(2,371)	(4,449)	269	(4,180)
Loans held for sale	7,887	(2,802)	5,085	13,566	(4,558)	9,008
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	5,407	(955)	4,452	13,922	(1,856)	12,066
Government insured pool buyouts	9,396	2,573	11,969	32,167	(9,441)	22,726
Residential mortgages	14,803	1,618	16,421	46,089	(11,297)	34,792
Home equity lines	430	294	724	404	1,067	1,471
Other consumer and credit card	(26)	(66)	(92)	(74)	(192)	(266)
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	5,456	(762)	4,694	9,434	(2,527)	6,907
Mortgage warehouse finance	6,033	(604)	5,429	9,865	(1,013)	8,852
Lender finance	3,023	(731)	2,292	4,326	(854)	3,472
Commercial and commercial real estate	14,512	(2,097)	12,415	23,625	(4,394)	19,231
Equipment financing receivables	10,102	(4,633)	5,469	21,343	(9,178)	12,165
Total loans and leases held for investment	39,821	(4,884)	34,937	91,387	(23,994)	67,393
Total change in interest income	45,327	(7,627)	37,700	100,551	(28,283)	72,268
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,177	$722	$1,899	$2,185	$1,444	$3,629
Market-based money market accounts	(73)	18	(55)	(146)	—	(146)
Savings and money market accounts, excluding market-based	294	497	791	341	979	1,320
Market-based time	(300)	(89)	(389)	(563)	(149)	(712)
Time, excluding market-based	5,175	(644)	4,531	11,449	(1,606)	9,843
Total deposits	6,273	504	6,777	13,266	668	13,934
Borrowings:
Trust preferred securities and subordinated notes payable	30	7	37	30	3	33
FHLB advances	6,434	(4,382)	2,052	18,639	(13,766)	4,873
Total borrowings	6,464	(4,375)	2,089	18,669	(13,763)	4,906
Total change in interest expense	12,737	(3,871)	8,866	31,935	(13,095)	18,840
Total change in net interest income	$32,590	$(3,756)	$28,834	$68,616	$(15,188)	$53,428

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
Second Quarter of 2015 compared to Second Quarter of 2014
Net interest income increased by $28.8 million, or 21%, in the second quarter of 2015 compared to the same period in 2014 due to an increase in interest income of $37.7 million, or 21%, partially offset by an increase in interest expense of $8.9 million, or 22%. Our net interest margin decreased by 11 basis points in the second quarter of 2015 compared to the same period in 2014. The decrease in net interest margin was led by a decrease in yields on our interest-earning assets due to originations into a lower rate interest environment as well as an increase in our mortgage warehouse and our mortgage warehouse finance balances as the rate environment remained relatively low during the second quarter of 2015 compared to the same period in 2014. This was partially offset by a decrease in yields on interest-bearing liabilities, which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 13 basis points in the second quarter of 2015 compared to the same period in 2014, primarily due to a decrease in yields on our loans and leases held for investment and loans held for sale partially offset by an increase in yields on our investment securities.
The yields on our loans held for investment portfolio decreased by 12 basis points in the second quarter of 2015 compared to the same period in 2014 which was consistent across most of our portfolios. The decrease in yield was driven primarily by our commercial and commercial real estate portfolio which decreased 39 basis points due to production of current market rate commercial and commercial real estate assets coupled with paydowns of higher yielding assets. In addition, the mix of the portfolio in our commercial and commercial real estate portfolio changed during the quarter as low rates resulted in additional lending in our mortgage warehouse finance business which has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 89 basis points in the second quarter of 2015 compared to the same period in 2014 due primarily to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation. The decreases in yield on our commercial and commercial real estate portfolio were partially offset by an increase in the yield on our residential mortgages held for investment which increased 9 basis points in the second quarter of 2015 compared to the same period in 2014. The increase is due to the reassessment of the cash flows of our acquired credit impaired (ACI) government insured pool buyout portfolios which increased the effective interest rate of the asset. These increases were partially offset by the continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment.
The yields on our loans held for sale decreased 58 basis points in the second quarter of 2015 compared to the same period in 2014 primarily due to the decrease in the current market mortgage rates of our loans held for sale. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
Our investments yield increased by 3 basis points in the second quarter of 2015 compared to the same period in 2014.
The yield on our interest-bearing liabilities decreased 3 basis points in the second quarter of 2015 compared to the same period in 2014 which was led by a change in the relative make-up of our other borrowings balance partially offset by an increase in the rates paid on deposits. The rates paid on our other borrowings decreased 39 basis points in the second quarter of 2015 compared to the same period in 2014 due to the make-up of our FHLB balance, which saw an increase in our short-term borrowings which are being used to fund loan acquisitions as well as temporary increases in our loans held for sale and mortgage warehouse finance balances due to the low rates which drove mortgage production volumes higher than the previous several periods.
Average balances of our interest-earning assets increased by $4.3 billion, or 25%, in the second quarter of 2015 compared to the same period in 2014 primarily due to a $3.8 billion increase in loans and leases held for investment and a $0.8 billion increase in loans held for sale. This was partially offset by a $0.3 billion decrease in our investments portfolio.
The year over year increase in the average balance of loans and leases held for investment was $3.8 billion in the second quarter of 2015 compared to the same period in 2014, as a result of increases of $1.5 billion, $1.6 billion and $0.7 billion in our residential mortgage, commercial and commercial real estate and equipment financing portfolios, respectively. The increase in the average balance of our residential mortgages portfolio is primarily due to the increased origination of preferred jumbo adjustable rate mortgage (ARM) product for investment and continued third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly as a result of strong production in relation to paydowns in our commercial real estate portfolio coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes during the second quarter of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Condition" for additional information on the amounts of originations and paydowns of our loans held for investment.
The $0.8 billion increase in the average balance of our loans held for sale is a result of increased production in both our agency and jumbo preferred loan products due to the low interest rate environment experienced in the second quarter of 2015 coupled with an increase in jumbo preferred loan sales during the quarter. During the second quarter of 2015, the Company sold $651.5 million of our preferred jumbo ARM products and $405.9 million of our preferred jumbo fixed rate mortgage (FRM) products. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The $0.3 billion decrease in the average balance of our investments portfolio is driven primarily by continued principal paydowns as well as the sale of certain investment securities during 2014 with relatively few investment security purchases. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
Average balances in our interest-bearing liabilities increased by $4.0 billion, or 26%, in the second quarter of 2015 compared to the same period in 2014 due to an increase in the average balance of our deposits of $2.6 billion and an increase to FHLB advances of $1.5 billion. The increase in our deposit balances is primarily driven by an increase in time deposits coupled by an increase in our interest-bearing demand accounts. The increase in our average FHLB advance balance is due to an increase in short-term advances to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.

Six Months Ended 2015 compared to Six Months Ended 2014
Net interest income increased by $53.4 million, or 20%, in the first six months of 2015 compared to the same period in 2014 due to an increase in interest income of $72.3 million, or 21%, partially offset by an increase in interest expense of $18.8 million, or 24%. Our net interest margin decreased by 20 basis points in the first six months of 2015 compared to the same period in 2014, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment and tighter spreads resulting from a contraction in refinance volume and price competition for new volumes partially offset by a decrease in yields on interest-bearing liabilities, which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 22 basis points in the first six months of 2015 compared to the same period in 2014, primarily due to a decrease in yields on our loans and leases held for investment and loans held for sale partially offset by an increase in yields on our investment securities.
The yields on our loans and leases held for investment portfolio decreased by 27 basis points in the first six months of 2015 compared to the same period in 2014 which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 13 basis points in the first six months of 2015 compared to the same period in 2014 due to continued production and acquisition of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment. In addition, the acquisition of several government insured pool buyout portfolios at current market rates drove yields lower in the residential portfolio. The yield on our commercial and commercial real estate portfolio decreased 39 basis points due to production of current market rate commercial and commercial real estate assets coupled with paydowns of higher yielding assets. In addition, the mix of the portfolio in our commercial and commercial real estate portfolio changed during the first six months as low rates resulted in additional lending in our mortgage warehouse finance business which has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 91 basis points in the first six months of 2015 compared to the same period in 2014 due primarily to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale decreased 54 basis points in the first six months of 2015 compared to the same period in 2014 primarily due to the decrease in the current market mortgage rates of our loans held for sale. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
The yield of our investment securities increased by 6 basis points in the first six months of 2015 compared to the same period in 2014.
The yield on our interest-bearing liabilities decreased 4 basis points in the first six months of 2015 compared to the same period in 2014 which was led by a change in the relative make-up of our other borrowings balance partially offset by an increase in the rates paid on deposits. The rates paid on our other borrowings decreased 66 basis points in the first six months of 2015 compared to the same period in 2014 due to the make-up of our FHLB balance, which saw an increase in our short-term borrowings which are being used to fund loan acquisitions as well as temporary increases in our loans held for sale and mortgage warehouse finance balances due to the low rates which drove mortgage production volumes higher than the previous several periods.
Average balances of our interest-earning assets increased by $4.6 billion, or 28%, in the first six months of 2015 compared to the same period in 2014 primarily due to a $4.1 billion increase in loans and leases held for investment and a $0.7 billion increase in loans held for sale. This was partially offset by a $0.3 billion decrease in our investments portfolio.
The year over year increase in the average balance of loans and leases held for investment was $4.1 billion in the first six months of 2015 compared to the same period in 2014, as a result of increases of $2.1 billion, $1.3 billion and $0.7 billion in our residential mortgage, commercial and commercial real estate and equipment financing portfolios, respectively. The increase in the average balance of our residential mortgages portfolio is primarily due to the increased origination of preferred jumbo ARM product for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly a result of strong production in relation to paydowns in our commercial real estate portfolio coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes during the first six months of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The increase in the average balance of our loans held for sale is a result of increased production in both agency and jumbo preferred loans due to the low interest rate environment experienced in the first six months of 2015 coupled with an increase in jumbo preferred loans. During the first six months of 2015 the Company sold $710.1 million of our preferred jumbo ARM products and $537.3 million of our preferred jumbo FRM products. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio is driven primarily by continued principal paydowns as well as the sale of certain investment securities during 2014. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
Average balances in our interest-bearing liabilities increased by $4.3 billion, or 29%, in the first six months of 2015 compared to the same period in 2014 due to increases in the average balance of our deposits of $2.6 billion and an increase to FHLB advances of $1.8 billion. The increase in our deposit balances is primarily being driven by an increase in time deposits coupled by an increase in our interest-bearing demand accounts. The increase in our average FHLB advance balance is due to an increase in short-term advances to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.
Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain the adequacy of the allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our ACI loans in instances where we have a decrease in our cash flow expectations.

The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at three and six months ended June 30, 2015 and 2014:

Provision for Loan and Lease Losses				Table 4
	Three Months Ended June 30, 2015
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$217	$1,761	$1,323	$3,301
Commercial and commercial real estate	227	1,595	(97)	1,725
Equipment financing receivables	—	2,623	—	2,623
Home equity lines	—	331	—	331
Consumer and credit card	—	(48)	—	(48)
Total Provision for Loan and Lease Losses	$444	$6,262	$1,226	$7,932
		$2,683	$767
	Three Months Ended June 30, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(122)	$1,649	$101	$1,628
Commercial and commercial real estate	2,207	(175)	358	2,390
Equipment financing receivables	—	1,995	—	1,995
Home equity lines	—	27	—	27
Consumer and credit card	—	83	—	83
Total Provision for Loan and Lease Losses	$2,085	$3,579	$459	$6,123

	Six Months Ended June 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$170	$4,774	$(782)	$4,162
Commercial and commercial real estate	2,285	5,017	(1,657)	5,645
Equipment financing receivables	—	6,310	—	6,310
Home equity lines	—	806	—	806
Consumer and credit card	—	9	—	9
Total Provision for Loan and Lease Losses	$2,455	$16,916	$(2,439)	$16,932
		11,464,000
	Six Months Ended June 30, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(143)	$3,460	$(186)	$3,131
Commercial and commercial real estate	2,887	(1,397)	1,184	2,674
Equipment financing receivables	—	3,033	—	3,033
Home equity lines	—	310	—	310
Consumer and credit card	—	46	—	46
Total Provision for Loan and Lease Losses	$2,744	$5,452	$998	$9,194
Second Quarter of 2015 Compared to Second Quarter of 2014
We recorded a provision for loan and lease losses of $7.9 million in the second quarter of 2015, which is an increase of $1.8 million from $6.1 million in the same period in 2014. Provision expense increased primarily due to the continued growth in our loans held for investment balances due to acquisitions and origination of loans held for investment. Net charge-offs were $4.7 million in the second quarter of 2015 compared to $7.1 million in the same period in 2014. The net charge-off ratio was 0.10% in the second quarter of 2015 compared to 0.19% in the same period in 2014. Our provision for loan and lease losses related to those loans and leases collectively evaluated for impairment increased $2.7 million as a result of origination of loans and leases. In addition, the provision for our ACI pools increased $0.8 million due to the reassessment of cash flows of certain pools of ACI loans. This additional provision was partially offset by a decrease in the necessary provision for loans individually evaluated for impairment as that reserve fell to just $0.4 million as a result of charge-offs of previously impaired loans and the smaller necessary reserves on impaired loans as a result of both an improving economy as well as an improving commercial real estate market.
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
Six Months Ended 2015 Compared to Six Months Ended 2014
We recorded a provision for loan and lease losses of $16.9 million in the first six months of 2015, which is an increase of $7.7 million from $9.2 million in the same period in 2014. Provision expense increased primarily due to the continued growth in our loans held for investment balances due to acquisitions and origination of loans held for investment. Net charge-offs were $11.7 million in the first six months of 2015 compared to $10.9 million in the same period in 2014. The net charge-off ratio was 0.13% in the first six months of 2015 compared to 0.16% in the same period in 2014. Our provision for loan and lease losses related to those loans and leases collectively evaluated for impairment increased $11.5 million, or 210%, as a result of the origination of loans and leases which was partially offset by a decrease in our provision for ACI loans due to releases of prior valuation allowances on our ACI pools driven by improved expectations of future cash flows.
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
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 5
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Loan servicing fee income	$29,569	$40,417	$63,701	$87,034
Amortization of MSR	(19,006)	(19,026)	(39,305)	(39,598)
Recovery (impairment) of MSR	15,727	—	(27,625)	4,941
Net loan servicing income (loss)	26,290	21,391	(3,229)	52,377
Gain on sale of loans	40,588	47,703	83,211	81,554
Loan production revenue	6,195	5,347	11,582	9,926
Deposit fee income	3,052	4,533	7,102	7,868
Other lease income	2,082	3,806	6,162	8,711
Other	5,607	6,488	11,507	13,416
Total Noninterest Income	$83,814	$89,268	$116,335	$173,852
Second Quarter of 2015 compared to Second Quarter of 2014
Noninterest income decreased by $5.5 million, or 6%, in the second quarter of 2015 compared to the same period in 2014. The decrease in noninterest income was primarily driven by a reduction in gain on sale of loans, deposit fee income and other lease income partially offset by an increase in net loan servicing income.
Net loan servicing income increased by $4.9 million, or 23%, in the second quarter of 2015 compared to the same period in 2014. The increase was primarily due to changes in our valuation allowance associated with the fair market value of our MSR, partially offset by a decrease in loan servicing fees. We recovered $15.7 million of previously recorded valuation allowances in the second quarter of 2015 compared to no recoveries or impairment recognized in the second quarter of 2014. The impairment and recovery of MSR are a result of differences in expected prepayment speeds due to different rate environments at June 30, 2015 compared to June 30, 2014. Loan servicing fee income decreased by $10.8 million, or 27%, in the second quarter of 2015 compared to the same period in 2014 primarily due to the sale of $5.5 billion in unpaid principal balance (UPB) of Federal Housing Administration (FHA) servicing rights to Green Tree Servicing LLC (GTS) effective May 1, 2015 as well as the previous sale of Federal National Mortgage Association (FNMA) servicing rights to GTS effective March 28, 2014. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR.
Gain on sale of loans decreased by $7.1 million, or 15%, in the second quarter of 2015 compared to the same period in 2014, primarily driven by sales of $343 million of certain interest-only loans and $79.1 million of residential non-performing loans which resulted in additional gain on sale of loans of $11.6 million in 2014. These loans were selected for sale in 2014 due to the higher Federal Deposit Insurance Corporation (FDIC) FNMA assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. While sales of our non-agency jumbo loans were $1.1 billion during the second quarter of 2015 compared to $0.4 billion during the same period in 2014, we elected fair value accounting on our fixed jumbo loan portfolio, which have hedging gains and losses associated with these loans. As such, these assets have a lower gain on sale than experienced in the second quarter of 2014 where we sold interest only and non-performing loans.
Loan production revenue increased by $0.8 million, or 16%, in the second quarter of 2015 compared to the same period in 2014 due to the aforementioned increases in origination volumes due to lower base mortgage rate (BMR). Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan, which helped offset some of the increase.
Deposit fee income decreased by $1.5 million, or 33%, in the second quarter of 2015 compared to the same period in 2014 primarily due to the spot to forward differences in the currencies that we currently offer our customers. We mark our deposits to the current exchange rate and the foreign exchange forwards we use to hedge these deposits to the forward rate at the balance sheet date. As a result of some of the negative global economic news and the strength of the dollar, we saw a decrease in deposit fee income due to the mark to market differences in these two instruments.
Other lease income decreased by $1.7 million, or 45%, in the second quarter of 2015 compared to the same period in 2014 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $0.9 million, or 14%, in the second quarter of 2015 compared to the same period in 2014 primarily due to $1.3 million of gains related to sales of AFS securities in 2014.
Six Months Ended 2015 compared to Six Months Ended 2014
Noninterest income decreased by $57.5 million, or 33%, in the first six months of 2015 compared to the same period in 2014. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income and other lease income, partially offset by an increase in gain on sale of loans and loan production revenue.
Net loan servicing income decreased by $55.6 million in the first six months of 2015 compared to the same period in 2014. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR, which resulted in an MSR impairment of $27.6 million in the first six months of 2015 compared to $4.9 million in recoveries recognized in the first six months of 2014. The impairment and recovery of MSR are a result of differences in expected prepayment rates due to differences in the interest rate environment at June 30, 2015 compared to June 30, 2014. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased by $23.3 million, or 26.8%, in the first six months of 2015 compared to the same period in 2014 primarily due to the sale of $9.9 billion in UPB of servicing rights to GTS on March 28, 2014 and the sale of $5.5 billion in UPB of servicing rights to GTS effective May 1, 2015. These decreases were partially offset by a $0.3 million decrease in amortization of MSR due to the GTS sales noted above, which is partially offset by an increase in amortization of the remaining MSR portfolio due to higher prepayment speeds experienced and expected in the first six months of 2015 when compared to the same period in 2014.
Gain on sale of loans increased by $1.7 million, or 2.0%, in the first six months of 2015 compared to the same period in 2014, primarily driven by higher loan production and sales volumes in the first six months of 2015 compared to the same period in 2014 as a result of a lower BMR over the period. Agency held for sale production volume was up slightly to $2.2 billion in the first six months of 2015 compared to $2.0 billion in the same period in 2014. In addition, we sold $1.2 billion of our preferred jumbo loans in the first six months of 2015, given balance sheet capacity as well as market opportunities available to us, compared to $502 million in the first six months of 2014. The increase in volume of loans originated and sold and corresponding increase in gain on sale of loans was partially offset by the sales of $343 million of certain interest-only loans and $79.1 million of residential non-performing loans which resulted in additional gain on sale of loans of $11.6 million during the six months ended June 30, 2014. These loans were selected for sale due to the higher FDIC assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. In addition, we sold $103.3 million of commercial and commercial real estate loans through a clean-up call related to the Business Property Lending, Inc. (BPL) trusts resulting in a gain on sale of $1.1 million and sales of $37.2 million in our equipment financing receivables portfolio resulting in a gain on sale of $3.2 million during the first six months of 2015.
Loan production revenue increased by $1.7 million, or 17%, in the first six months of 2015 compared to the same period in 2014 due to the aforementioned increases in origination volumes due to lower BMR. Direct revenues and expenses for our preferred ARM portfolio held for investment are deferred and recognized as an adjustment to yield over the life of the loan, which partially offset some of the increase.
Other lease income decreased by $2.5 million, or 29%, in the first six months of 2015 compared to the same period in 2014 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $1.9 million, or 14%, in the first six months of 2015 compared to the same period in 2014 primarily due to $1.3 million of gains related to sales of AFS securities in 2014 and a $2.0 million gain on sale of MSR related to the GTS sale in the first quarter of 2014. These decreases were partially offset by a $1.1 million increase in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 6
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Salaries, commissions and other employee benefits expense	$95,769	$95,259	$187,755	$192,953
Equipment expense	15,258	17,345	31,303	35,993
Occupancy expense	7,156	7,885	13,012	15,957
General and administrative expense:
Legal and professional fees, excluding consent order expense	7,323	7,475	13,251	14,591
Credit-related expenses	11,860	8,765	14,558	16,372
FDIC premium assessment and other agency fees	6,468	7,199	12,882	6,756
Advertising and marketing expense	6,262	4,932	12,926	9,363
Subservicing expense	1,345	2,482	5,136	2,482
Consent order expense	163	2,099	2,904	2,855
Other	26,364	13,879	40,283	31,210
Total general and administrative expense	59,785	46,831	101,940	83,629
Total Noninterest Expense	$177,968	$167,320	$334,010	$328,532
Second Quarter of 2015 Compared to Second Quarter of 2014
Noninterest expense increased by $10.6 million, or 6%, in the second quarter of 2015 compared to the same period in 2014. The increase in noninterest expense was driven by an increase in general and administrative expense partially offset by decreases in occupancy and equipment expenses.

General and administrative expense increased by $13.0 million, or 28%, in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in our credit related, advertising and other general and administrative expenses. These increases were partially offset by decreases in our FDIC premium assessments, subservicing, and consent order expenses.
Credit related expenses increased by $3.1 million, or 35%, in the second quarter of 2015 compared to the same period in 2014 primarily due to increases in certain credit-related expenses associated with the sale of our FHA and VA servicing portfolio. We recorded additional expense for non-recoverable advances resulting from the sale and transfer of FHA servicing rights and associated advances to GTS. Advertising and marketing expense increased $1.3 million, or 27%, in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in advertising targeted on deposit growth. Other general and administrative expense increased $12.5 million, or 90%, in the second quarter of 2015 compared to the same period in 2014 primarily due to a $5.8 million accrual for potential settlements and remediation associated with our servicing business. In addition, we had $3.5 million in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015. Other small increases included a decrease in the fair value of credit derivatives and an increase in the provision for unfunded commitments as a result of the increasing amounts of lines of credit outstanding.
These increases to general and administrative expense were partially offset by decreases in our FDIC premium assessments, subservicing, and consent order expenses. FDIC assessments decreased $0.7 million, or 10%, in the second quarter of 2015 compared to the same period in 2014 primarily due to the continued decline of non-performing assets and relative amounts of brokered CDs and their positive effect on our insurance premium. Subservicing expenses declined by $1.1 million, or 46%, in the second quarter of 2015 compared to the same period in 2014 due to the termination of the subservicing agreement with GTS, effective May 1, 2015. Consent order expenses decreased by $1.9 million, or 92%, in the second quarter of 2015 compared to the same period in 2014 as additional third party costs and remediation accruals were not needed.
Occupancy and equipment expense decreased by $2.8 million, or 11%, in the second quarter of 2015 compared to the same period in 2014 primarily due to a decline in full time employees as a result of the servicing platform and asset sales and other restructuring activities. This reduction in headcount as well as the reduction in the amount of equipment and space required for such personnel had a positive impact on occupancy and equipment expense in the second quarter of 2015 compared to the same period in 2014.
Six Months Ended 2015 Compared to Six Months Ended 2014
Noninterest expense increased by $5.5 million, or 2%, in the first six months of 2015 compared to the same period in 2014. The increase in noninterest expense was driven by increases in general and administrative expenses partially offset by decreases in salaries, commissions and employee benefits, occupancy and equipment expenses.
General and administrative expense increased by $18.3 million, or 22%, in the first six months of 2015 compared to the same period in 2014 primarily due to increases in other general and administrative, FDIC assessment, advertising and subservicing expenses partially offset by decreases in legal and credit related expenses. Other general and administrative expense increased $9.1 million, or 29%, in the first six months of 2015 compared to the same period in 2014 primarily due to a $5.8 million accrual for potential settlements and remediation associated with our servicing business. In addition, we had $3.5 million in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015. FDIC assessments increased $6.1 million, or 91%, in the first six months of 2015 compared to the same period in 2014 primarily due to a refund of previously paid FDIC assessments of $5.4 million received in the first six months of 2014 as well as the continued decline of non-performing assets and relative amounts of brokered CDs and their positive effect on our insurance premium. Advertising and marketing expense increased $3.6 million, or 38%, in the first six months of 2015 compared to the same period in 2014 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we have realized. Subservicing expenses increased by $2.7 million, or 107%, in the first six months of 2015 compared to the same period in 2014 due to the execution of the subservicing agreement with GTS in May 2014, which was in place through May 1, 2015. As a result expenses were incurred for four months in the first six months of 2015 compared to two months in the first six months of 2014.
These increases in general and administrative expense were partially offset by a decrease in credit related expenses of $1.8 million, or 11%, and a decrease in legal and professional fees of $1.3 million, or 9%, in the first six months of 2015 compared to the same period in 2014.
Salaries, commissions and employee benefits decreased by $5.2 million, or 3%, in the first six months of 2015 compared to the same period in 2014 primarily due to lower headcount in our consumer banking business as a result of the restructuring and repositioning activities that were executed in May 2014 in conjunction with the transfer of our default servicing platform. The decrease caused by the reduction in headcount was partially offset by higher commissions and incentive expense created by higher production volumes related to the low rate environment during the first six months of 2015.
Occupancy and equipment expense decreased by $7.6 million, or 15%, in the first six months of 2015 compared to the same period in 2014 primarily due to a decline in the space and equipment needed to support our employees given the reduction in full time employees as a result of the servicing platform and asset sales and other restructuring activities that we performed in the second and third quarters of 2014. This reduction in headcount as well as the reduction in the amount of equipment and space required for such personnel had a positive impact on occupancy and equipment expense in the first six months of 2015 compared to the same period in 2014.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 7
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for income taxes	$25,372	$21,234	$34,059	$40,619
Effective tax rates	37.9%	37.9%	37.9%	37.9%
For the three and six months ended June 30, 2015 and 2014, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.

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
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings and Segment Assets				Table 8
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Segment Earnings
Consumer Banking	$38,792	$42,836	$45,457	$75,862
Commercial Banking	57,503	39,078	104,794	84,215
Corporate Services	(29,356)	(25,898)	(60,395)	(52,916)
Segment earnings	$66,939	$56,016	$89,856	$107,161
Segment Assets
Consumer Banking	$15,139,729	$12,864,427	$15,139,729	$12,864,427
Commercial Banking	9,093,639	6,973,288	9,093,639	6,973,288
Corporate Services	283,285	186,630	283,285	186,630
Eliminations	(396,162)	(270,525)	(396,162)	(270,525)
Total assets	$24,120,491	$19,753,820	$24,120,491	$19,753,820
The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 9A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended June 30, 2015
Net interest income (loss)	$92,355	$78,266	$(1,596)	$—	$169,025
Provision for loan and lease losses	3,584	4,348	—	—	7,932
Net interest income (loss) after provision for loan and lease losses	88,771	73,918	(1,596)	—	161,093
Total noninterest income	71,116	12,564	134	—	83,814
Total noninterest expense	121,095	28,979	27,894	—	177,968
Income (loss) before income tax	38,792	57,503	(29,356)	—	66,939
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	5,791	—	250	—	6,041
Increase (decrease) in Bank of Florida non-accretable discount	354	(97)	—	—	257
MSR impairment (recovery)	(15,727)	—	—	—	(15,727)
Restructuring cost	17,143	—	61	—	17,204
Adjusted income (loss) before income tax	$46,353	$57,406	$(29,045)	$—	$74,714

Business Segments Selected Financial Information					Table 9B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net interest income (loss)	$79,994	$61,780	$(1,583)	$—	$140,191
Provision for loan and lease losses	1,738	4,385	—	—	6,123
Net interest income (loss) after provision for loan and lease losses	78,256	57,395	(1,583)	—	134,068
Total noninterest income	79,680	9,302	286	—	89,268
Total noninterest expense	115,100	27,619	24,601	—	167,320
Income (loss) before income tax	42,836	39,078	(25,898)	—	56,016
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	2,087	—	—	—	2,087
Increase (decrease) in Bank of Florida non-accretable discount	—	683	—	—	683
OTTI losses on investment securities (Volcker Rule)	685	—	—	—	685
Adjusted income (loss) before income tax	$45,608	$39,761	$(25,898)	$—	$59,471

Business Segments Selected Financial Information					Table 9C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Six Months Ended June 30, 2015
Net interest income (loss)	$177,012	$150,602	$(3,151)	$—	$324,463
Provision for loan and lease losses	4,977	11,955	—	—	16,932
Net interest income (loss) after provision for loan and lease losses	172,035	138,647	(3,151)	—	307,531
Total noninterest income	93,116	22,937	282	—	116,335
Total noninterest expense	219,694	56,790	57,526	—	334,010
Income (loss) before income tax	45,457	104,794	(60,395)	—	89,856
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	8,115	—	343	—	8,458
Increase (decrease) in Bank of Florida non-accretable discount	354	(1,657)	—	—	(1,303)
MSR impairment (recovery)	27,625	—	—	—	27,625
Restructuring cost	17,143	—	61	—	17,204
Adjusted income (loss) before income tax	$98,694	$103,137	$(59,991)	$—	$141,840

Business Segments Selected Financial Information					Table 9D
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Six Months Ended June 30, 2014
Net interest income (loss)	$152,118	$122,084	$(3,167)	$—	$271,035
Provision for loan and lease losses	3,490	5,704	—	—	9,194
Net interest income (loss) after provision for loan and lease losses	148,628	116,380	(3,167)	—	261,841
Total noninterest income	154,011	19,418	423	—	173,852
Total noninterest expense	226,777	51,583	50,172	—	328,532
Income (loss) before income tax	75,862	84,215	(52,916)	—	107,161
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	2,837	—	—	—	2,837
Increase (decrease) in Bank of Florida non-accretable discount	—	1,184	—	—	1,184
MSR impairment (recovery)	(4,941)	—	—	—	(4,941)
Restructuring cost	1,017	—	—	—	1,017
OTTI losses on investment securities (Volcker Rule)	685	—	—	—	685
Adjusted income (loss) before income tax	$75,460	$85,399	$(52,916)	$—	$107,943

Consumer Banking

Consumer Banking			Table 10
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$92,355	$79,994	$177,012	$152,118
Provision for loan and lease losses	3,584	1,738	4,977	3,490
Net interest income after provision for loan and lease losses	88,771	78,256	172,035	148,628
Noninterest income
Net loan servicing income (loss)	25,938	21,085	(3,861)	51,896
Gain on sale of loans	36,215	47,702	78,836	81,020
Loan production revenue	4,833	4,318	9,224	8,353
Deposit fee income	2,963	4,514	6,924	7,828
Other	1,167	2,061	1,993	4,914
Total noninterest income	71,116	79,680	93,116	154,011
Noninterest expense:
Salaries, commissions and other employee benefits expense	56,566	54,737	107,201	114,490
Equipment and occupancy expense	12,237	13,627	24,244	27,493
General and administrative expense	52,292	46,736	88,249	84,794
Total noninterest expense	121,095	115,100	219,694	226,777
Segment earnings	$38,792	$42,836	$45,457	$75,862
Second Quarter of 2015 compared to Second Quarter of 2014
Consumer Banking segment earnings decreased by $4.0 million, or 9%, in the second quarter of 2015 compared to the same period in 2014 primarily due to a decrease in total noninterest income and an increase in noninterest expense partially offset by an increase in net interest income.
Net interest income increased by $12.4 million, or 15%, in the second quarter of 2015 compared to the same period in 2014 due to an increase in interest income of $28.7 million, or 24%, partially offset by an increase in interest expense of $16.4 million in the second quarter of 2015. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 13% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income decreased by $8.6 million, or 11%, in the second quarter of 2015 compared to the same period in 2014. The decrease was primarily driven by a decrease in gain on sale of loans of $11.5 million and deposit fee income of $1.6 million partially offset by an increase of $4.9 million in net loan servicing income in the second quarter of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Income" and "Analysis of Statement of Condition" for an explanation of the changes in the activity related to these items.
Noninterest expense increased by $6.0 million, or 5%, in the second quarter of 2015 compared to the same period in 2014. The increase in the second quarter of 2015 was primarily due to an increase in general and administrative expense as a result of the sale of our FHA servicing rights to GTS. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Six Months Ended 2015 compared to Six Months Ended 2014
Consumer Banking segment earnings decreased by $30.4 million, or 40%, in the first six months of 2015 compared to the same period in 2014 primarily due to a decrease in total noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.
Net interest income increased by $24.9 million, or 16%, in the first six months of 2015 compared to the same period in 2014 due to an increase in interest income of $57.7 million, or 25%, partially offset by an increase in interest expense of $32.8 million in the first six months of 2015. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $60.9 million, or 40%, in the first six months of 2015 compared to the same period in 2014. The decrease was primarily driven by a decrease in net loan servicing income of $55.8 million, other income of $2.9 million and gain on sale of loans of $2.2 million in the first six months of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Income" and "Analysis of Statement of Condition" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $7.1 million, or 3%, in the first six months of 2015 compared to the same period in 2014. The decrease in the first six months of 2015 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense partially offset by an increase in general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.

Commercial Banking

Commercial Banking				Table 11
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$78,266	$61,780	$150,602	$122,084
Provision for loan and lease losses	4,348	4,385	11,955	5,704
Net interest income after provision for loan and lease losses	73,918	57,395	138,647	116,380
Noninterest income:
Loan production revenue	1,360	1,029	2,353	1,573
Other lease income	2,082	3,806	6,169	8,711
Other	9,122	4,467	14,415	9,134
Total noninterest income	12,564	9,302	22,937	19,418
Noninterest expense
Salaries, commissions and other employee expense	12,807	16,661	25,918	30,763
Equipment and occupancy expense	3,542	4,763	6,543	11,111
General and administrative expense	12,630	6,195	24,329	9,709
Total noninterest expense	28,979	27,619	56,790	51,583
Segment earnings	$57,503	$39,078	$104,794	$84,215
Second Quarter of 2015 compared to Second Quarter of 2014
Commercial Banking segment earnings increased by $18.4 million, or 47%, in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $16.5 million, or 27%, in the second quarter of 2015 compared to the same period in 2014 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income increased by $3.3 million, or 35%, primarily due to an increase in other noninterest income partially offset by a decrease in other lease income. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense increased by $1.4 million, or 5%, in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in general and administrative expense which was partially offset by a decrease in salaries, commissions and other employee expense and equipment and occupancy expenses. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Six Months Ended 2015 compared to Six Months Ended 2014
Commercial Banking segment earnings increased by $20.6 million, or 24%, in the first six months of 2015 compared to the same period in 2014 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $28.5 million, or 23%, in the first six months of 2015 compared to the same period in 2014 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 19% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $3.5 million, or 18%, primarily due to an increase in other noninterest income partially offset by a decrease in other lease income. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense increased by $5.2 million, or 10%, in the first six months of 2015 compared to the same period in 2014 primarily due to an increase in general and administrative expense which was partially offset by decreases in salaries, commissions and other employee expense and equipment and occupancy expenses. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.

Corporate Services

Corporate Services				Table 12
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income (loss) after provision for loan and lease losses	$(1,596)	$(1,583)	$(3,151)	$(3,167)
Total noninterest income	134	286	282	423
Noninterest expense:
Salaries, commissions and employee benefits	26,396	23,861	54,636	47,700
Equipment and occupancy	6,635	6,840	13,528	13,346
Other general and administrative	13,162	9,728	26,436	20,347
Inter-segment allocations	(18,299)	(15,828)	(37,074)	(31,221)
Total noninterest expense	27,894	24,601	57,526	50,172
Segment earnings	$(29,356)	$(25,898)	$(60,395)	$(52,916)
Second Quarter of 2015 compared to Second Quarter of 2014
Corporate Services segment loss increased by $3.5 million, or 13%, in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in noninterest expense.
Noninterest expense increased by $3.3 million, or 13%, in the second quarter of 2015 compared to the same period in 2014 primarily due to an increase in salaries, commissions and employee benefits and general and administrative expense which was partially offset by an increase in inter-segment allocations for services provided directly to our other reportable segments.
Salaries, commissions and employee benefits increased $2.5 million, or 11%, in the second quarter of 2015 compared to the same period in 2014 due to a 13% increase in headcount in our corporate services segment.
General and administrative expense increased $3.4 million, or 35%, in the second quarter of 2015 compared to the same period in 2014 due to an increase in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the increase in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations increased by $2.5 million, or 16%, in the second quarter of 2015 compared to the same period in 2014 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of inter-segment allocations.
Six Months Ended 2015 compared to Six Months Ended 2014
Corporate Services segment loss increased by $7.5 million, or 14%, in the first six months of 2015 compared to the same period in 2014 primarily due to an increase in noninterest expense.
Noninterest expense increased by $7.4 million, or 15%, in the first six months of 2015 compared to the same period in 2014 primarily due to an increase in salaries, commissions and employee benefits and general and administrative expense which was partially offset by an increase in inter-segment allocations for services provided directly to our other reportable segments.
Salaries, commissions and employee benefits increased $6.9 million, or 15%, in the first six months of 2015 compared to the same period in 2014 due to a 13% increase in headcount in our corporate services segment.
General and administrative expense increased $6.1 million, or 30%, in the first six months of 2015 compared to the same period in 2014 due to an increase in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the increase in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations increased by $5.9 million, or 19%, in the first six months of 2015 compared to the same period in 2014 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of inter-segment allocations.
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

The following tables show the amortized cost and fair value of investment securities as of June 30, 2015 and December 31, 2014:

Investment Securities					Table 13
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2015
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$657,322	$4,685	$7,196	$654,811	$654,811
Asset-backed securities (ABS)	1,737	—	354	1,383	1,383
Other	260	133	—	393	393
Total available for sale securities	659,319	4,818	7,550	656,587	656,587
Held to maturity:
Residential CMO securities - agency	18,773	464	—	19,237	18,773
Residential Mortgage Backed Securities (MBS) - agency	90,620	2,188	324	92,484	90,620
Total held to maturity securities	109,393	2,652	324	111,721	109,393
Total investment securities	$768,712	$7,470	$7,874	$768,308	$765,980

December 31, 2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
Asset-backed securities	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	776,879	6,037	6,605	776,311	776,311
Held to maturity:
Residential CMO securities - agency	27,801	788	—	28,589	27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	115,084	3,468	322	118,230	115,084
Total investment securities	$891,963	$9,505	$6,927	$894,541	$891,395
Residential — Nonagency
At June 30, 2015, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $654.8 million, or 85%, of our investment securities portfolio. Our residential nonagency CMO securities decreased to $654.8 million at June 30, 2015 from $774.2 million at December 31, 2014, or 15%, primarily due to reductions in amortized cost resulting from principal payments received of $118.3 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $369.7 million, or 56%, of our residential nonagency CMO investment securities at June 30, 2015.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At June 30, 2015, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 728, a weighted average amortized loan-to-value ratio (LTV), of 59%, and was seasoned an average of 126 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Other investments is comprised of residential agency CMO securities, residential agency MBS, and equity securities. Together, these available for sale assets decreased by $0.3 million, or 42%, from December 31, 2014, primarily related to market value adjustments of equity securities.
Residential — Agency
At June 30, 2015, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $18.8 million, or 2%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $90.8 million, or 12%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
Our residential agency CMO securities decreased by $9.0 million, or 32%, to $18.8 million at June 30, 2015 from $27.8 million at December 31, 2014 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $3.3 million, or 4%, to $90.8 million at June 30, 2015, from $87.5 million at December 31, 2014 primarily due to purchases of $5.0 million in additional securities.

Loans Held for Sale
The Company typically transfers originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), FNMA or the Government National Mortgage Association (GNMA), and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and retains the right to service the loans. For non-conforming transactions, the Company sells whole loans outright to qualified institutional buyers and typically retains the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at June 30, 2015 and December 31, 2014:

Loans Held for Sale		Table 14A
(dollars in thousands)	June 30, 2015	December 31, 2014
Mortgage warehouse (carried at fair value)	$662,117	$410,948
Other residential (carried at fair value)	653,849	317,430
Total loans held for sale carried at fair value	1,315,966	728,378
Government insured pool buyouts	214	12,583
Other residential	12,075	232,546
Commercial and commercial real estate	2,524	—
Total loans held for sale carried at lower of cost or market	14,813	245,129
Total loans held for sale	$1,330,779	$973,507
Mortgage Warehouse
At June 30, 2015, our mortgage warehouse loans totaled $662.1 million, or 50%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans increased by $251.2 million, or 61%, from December 31, 2014 due to higher originations in connection with a reduction in market interest rates in the comparable period.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 14B
(dollars in thousands)	June 30, 2015	December 31, 2014
30 days or less	$451,393	$315,662
31- 90 days	156,467	78,688
Greater than 90 days	54,257	16,598
Total mortgage warehouse	$662,117	$410,948
Subsequent to June 30, 2015, we sold $36.8 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $17.5 million of warehouse loans held for more than 90 days were made up of conforming or government products and were current at June 30, 2015.

Other Residential Loans Carried at Fair Value
At June 30, 2015, our other residential loans carried at fair value totaled $653.8 million, or 49%, of our total loans held for sale portfolio. Due to the short duration that these loans are present on our balance sheet, we have elected the fair value option of accounting under U.S. GAAP for our originated fixed rate jumbo preferred loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Other residential loans carried at fair value increased by $336.4 million from $317.4 million at December 31, 2014, in part due to originations of $915.1 million, sales of $552.7 million and paydowns and payoffs of $26.2 million during the year.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale:

Other Residential Loans Carried at Fair Value		Table 14C
(dollars in thousands)	June 30, 2015	December 31, 2014
30 days or less	$244,881	$111,819
31- 90 days	251,736	146,592
Greater than 90 days	157,232	59,019
Total other residential loans carried at fair value	$653,849	$317,430
Government Insured
At June 30, 2015, our government insured pool buyout loans totaled $0.2 million, or less than 0.1%, of our total loans held for sale portfolio, which is a decrease of $12.4 million from December 31, 2014 when our government insured pool buyouts loans totaled $12.6 million. Government insured pool buyout loans are transferred to our held for sale portfolio upon re-performance and are subsequently re-securitized and sold or sold to third parties. During the three and six months ended June 30, 2015, we transferred $217.3 million and $485.7 million, respectively, of government insured pool buyout loans from loans held for investment to loans held for sale. Of those government insured pool buyout loans transferred to loans held for sale, we transferred $36.3 million and $140.0 million of conforming mortgages to GNMA in exchange for mortgage-backed securities for the three and six months ended June 30, 2015 respectively and subsequently sold the securities to third parties. The vast majority of remaining loans were sold to third parties through whole loan sales.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM decreased by $220.5 million, or 95%, from $232.5 million at December 31, 2014 to $12.1 million at June 30, 2015. During the six months ended June 30, 2015, we transferred $194.1 million of our other residential loans from held for sale to held for investment, transferred $709.7 million of our other residential loans from held for investment to held for sale and sold loans with a recorded investment of $720.4 million. The remaining change in balance relates to paydowns and payoffs.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $2.5 million, or 0.2%, for our total loans held for sale at June 30, 2015, which is an increase of $2.5 million from December 31, 2014. During the six months ended June 30, 2015 the Company voluntarily repurchased $105.7 million of loans from its BPL trusts through a clean-up call and sold $103.3 million of those loans to third party purchasers.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at June 30, 2015 and at December 31, 2014:

Loans and Leases Held for Investment	Table 15
(dollars in thousands)	June 30, 2015	December 31, 2014
Residential mortgages:
Residential	$6,899,235	$6,324,965
Government insured pool buyouts	3,824,378	3,595,105
Commercial and commercial real estate:
Mortgage warehouse finance	2,155,535	1,356,651
Lender finance	914,422	762,453
Other commercial and commercial real estate	3,731,671	3,527,586
Equipment financing receivables	2,146,543	2,031,570
Home equity lines	237,241	156,869
Consumer and credit card	4,870	5,054
Total loans and leases, net of unearned income	19,913,895	17,760,253
Allowance for loan and lease losses	(66,091)	(60,846)
Total loans and leases, net	$19,847,804	$17,699,407
The balances presented above include:
Net purchase loan and lease discounts	$43,215	$47,108
Net deferred loan and lease origination costs	108,141	94,778

Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.
Residential Mortgage Loans
At June 30, 2015, our residential mortgage loans totaled $6.9 billion, or 35%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $574.3 million, or 9%, to $6.9 billion at June 30, 2015 from $6.3 billion at December 31, 2014. The increase was due primarily to retained originations of $1.9 billion and loans transferred from held for sale (HFS) to held for investment (HFI) of $194.1 million in UPB partially offset by transfers of $709.7 million in UPB of loans from HFI to HFS as well as paydowns and payoffs of existing loans during the six months ended June 30, 2015.
Government Insured Buyouts
At June 30, 2015, our government insured buyout loan portfolio totaled $3.8 billion, or 19%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $229.3 million, or 6%, to $3.8 billion at June 30, 2015 from $3.6 billion at December 31, 2014. The increase was primarily the result of mortgage pool buyout purchases and re-acquisitions of $1.2 billion partially offset by $485.7 million of loans being transferred from loans HFI to loans HFS, $477.1 million of delinquent loans reaching foreclosure, and the product of paydowns and payoffs of existing loans.
We have a history of servicing FHA loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased). The Company also acquires mortgage pool buyouts through third-party acquisitions. At June 30, 2015, primarily all of the mortgage pool buyout purchases noted above related to acquisitions from third-parties. For banks like EB, with cost effective sources of short-term capital, this strategy represents a very attractive return with limited additional investment risk.
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
Mortgage Warehouse Finance
At June 30, 2015, our mortgage warehouse finance portfolio totaled $2.2 billion, or 11%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.

Mortgage warehouse finance increased by $798.9 million, or 59%, to $2.2 billion at June 30, 2015 from $1.4 billion at December 31, 2014. This change was primarily due to increased utilization by existing customers of $555.9 million in borrowings, as well as origination activity of $242.9 million. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customer's focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our ability to encourage customers to choose our lines over other potential funding options.
Lender Finance
At June 30, 2015, our lender finance portfolio totaled $914.4 million, or 5%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Lender finance increased by $152.0 million, or 20%, to $914.4 million at June 30, 2015 from $762.5 million at December 31, 2014. This increase was primarily due to new origination activity of $239.9 million, which was partially offset by decreases in utilization by existing customers of $86.7 million. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our ability to encourage customers to choose our lines over other potential funding options.
Other Commercial and Commercial Real Estate
At June 30, 2015, our other commercial and commercial real estate portfolio totaled $3.7 billion, or 19%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and commercial investment properties.
Other commercial and commercial real estate increased by $204.1 million, or 6%, to $3.7 billion at June 30, 2015 from $3.5 billion at December 31, 2014. This change was primarily due to originations of $463.3 million and purchases of $91.7 million partially offset by paydowns of $342.1 million. The purchases noted above represent the asset based lending loans purchased during the second quarter as documented in Note 5.
Equipment Financing Receivables
Equipment financing receivables increased by $115.0 million, or 6%, to $2.1 billion, or 11%, of our total held for investment loan and lease portfolio at June 30, 2015 from $2.0 billion at December 31, 2014. The increase was the result of originations of $516.8 million and earned income of $55.0 million, partially offset by paydowns on existing loan and lease receivables of $411.1 million, $37.2 million of loans transferred from HFI to HFS, amortization of deferred origination costs of $9.7 million, charge-offs of $5.5 million and loan and lease expirations. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At June 30, 2015, our home equity lines totaled $237.2 million, or 1%, of our total held for investment loan and lease portfolio, an increase of $80.4 million, or 51%, from $156.9 million at December 31, 2014. This increase is primarily the result of originations of $102.7 million partially offset by paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At June 30, 2015, consumer and credit card loans, in the aggregate, totaled $4.9 million, or less than 1% of our total held for investment portfolio a decrease of $0.2 million from $5.1 million at December 31, 2014. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and six months ended June 30, 2015 and 2014:

Change in Mortgage Servicing Rights				Table 16
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$383,763	$446,493	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	16,531	10,552	28,823	22,104
Sale of servicing rights	(34,040)	—	(34,040)	(55,547)
Amortization	(19,006)	(19,026)	(39,305)	(39,598)
Decrease (increase) in valuation allowance	15,727	—	(27,625)	4,941
Other	(172)	(424)	(669)	(985)
Balance, end of period	$362,803	$437,595	$362,803	$437,595
Valuation allowance:
Balance, beginning of period	$43,352	$3,071	$—	$8,012
Increase in valuation allowance	—	—	43,352	—
Recoveries	(15,727)	—	(15,727)	(4,941)
Write-off of valuation allowance	(14,541)	—	(14,541)	—
Balance, end of period	$13,084	$3,071	$13,084	$3,071
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $6.0 million, or 57%, in the second quarter of 2015 compared to the same period in 2014, and by $6.7 million, or 30%, during the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily due to an increase in residential mortgage loans sold in the period of $0.8 billion and $1.0 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Mortgage origination volumes and sales volumes were elevated when compared to the same period in 2014 due to a low BMR coupled with volatility in the BMR.
Sale of servicing rights increased by $34.0 million in the second quarter of 2015 compared to the same period in 2014, and decreased by $21.5 million, or 39%, during the six months ended June 30, 2015 compared to the same period in 2014. The increase for the three months ended June 30, 2015 is due to the sale of $4.6 billion in UPB of capitalized FHA servicing rights to GTS effective May 1, 2015 while there were no sales for the three months ended June 30, 2014. The decrease for the sixth months ended June 30, 2015 is due to the previous sale of FNMA servicing rights to GTS effective March 28, 2014 of $55.5 million compared to a $34.0 million sale in May 2015.
Amortization expense remained relatively flat, decreasing by less than 1%, during the second quarter of 2015 compared to the same period in 2014 and decreasing by $0.3 million, or 1%, for the six months ended June 30, 2015. The decrease is due to a decrease in the MSR amortization on our commercial MSR which declined to $1.3 million for the six months ended June 30, 2015 compared to $2.2 million for the same period in 2014.
At June 30, 2015, we recorded a $13.1 million valuation allowance on our residential MSR primarily as a result of the expected sale of servicing to Nationstar Mortgage LLC (NSM). The purchase and sale agreement with NSM was entered into on April 27, 2015 and includes the sale of approximately $6.4 billion in UPB of MSR to NSM. The sale to NSM is expected to close in the fourth quarter of 2015, pending Fannie Mae, Freddie Mac and private investor approvals. Given the timing of the transaction and the evidence provided through the negotiation regarding the fair value of the Company's MSR, we incorporated the bid information received into the estimate of the fair value of MSR.
As a result of the sale to GTS effective May 1, 2015, we determined that $14.5 million of the basis of our MSR asset was permanently impaired and non-recoverable and thus wrote off the $14.5 million through our valuation allowance upon sale.

Other Assets
The following table sets forth other assets by category as of June 30, 2015 and December 31, 2014:

Other Assets		Table 17
(dollars in thousands)	June 30, 2015	December 31, 2014
Foreclosure claims receivable, net of allowance of $15,558 and $17,336, respectively	$473,124	$451,125
Accrued interest receivable	149,821	126,581
Servicing advances, net of allowance of $12,144 and $12,226 respectively	62,988	93,960
Goodwill	46,859	46,859
Margin receivable, net	44,395	35,816
Corporate advances, net of allowance of $5,539 and $5,960, respectively	32,938	50,470
Fair value of derivatives, net	30,762	18,809
Income taxes receivable, net	27,674	85,897
OREO, net of allowance of $3,938 and $441, respectively	16,826	22,509
Equipment under operating leases	16,051	13,173
Prepaid assets	11,933	11,968
Intangible assets, net	2,651	3,705
Other	47,678	37,258
	$963,700	$998,130
Other assets decreased by $34.4 million, or 3%, to $963.7 million at June 30, 2015 from $998.1 million at December 31, 2014. The decrease was driven primarily by decreases in income taxes receivable, servicing advances and corporate advances which were partially offset by increases in foreclosure claims receivable, accrued interest receivable, fair value of derivatives and margin receivable.
Income taxes receivable decreased by $58.2 million, or 68%, from December 31, 2014 to June 30, 2015. The decrease was due to the accrual of the current year's income tax liability in the second quarter of 2015 as well as a tax refund that was received from the federal government during the first quarter of 2015 in the amount of $37.2 million.
Servicing advances decreased $31.0 million, or 33%, from December 31, 2014 to June 30, 2015. The decrease was primarily due to the reduction in escrow advances related to the MSR that was sold to GTS.
Corporate advances decreased $17.5 million, or 35%, from December 31, 2014 to June 30, 2015. The decrease was primarily due to the sale of mortgage servicing rights and related advances to GTS.
Foreclosure claims receivable increased by $22.0 million, or 5%, from December 31, 2014 to June 30, 2015. The increase was primarily due to the timing and amount of new claims being added to the balance and claims being received as well as reduced levels of delinquent GNMA pool buyout acquisitions when compared to the activity experienced during 2014.
Accrued interest receivable increased $23.2 million, or 18%, from December 31, 2014 to June 30, 2015. The increase was primarily due to an increase in the period end balance of our government insured pool buyouts from $3.6 billion at December 31, 2014 to $3.8 billion at June 30, 2015 as well as a small increase in the average months delinquency within the portfolio.
The fair value of derivatives increased $12.0 million, or 64%, from December 31, 2014 to June 30, 2015. The change in fair value of derivatives was due to increases in the value of certain of our forward and optional forward sales commitments and interest rate lock commitments, which are sensitive to interest rate changes and experience appreciation in value when interest rates experience a period of growth or are expected to grow prospectively as was the environment during the first two quarters of 2015.
Margin receivable increased by $8.6 million, or 24%, from December 31, 2014 to June 30, 2015. The increase in margin receivable was primarily the result of a decline in the fair values of derivative instruments in a net liability position that are subject to master netting agreements. As the fair values of these derivative liability positions decline, less of our margin receivable is utilized in offsetting derivative liability positions in the balance sheet. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Deferred Tax Liability
Net deferred tax liability increased by $10.0 million from $17.2 million at December 31, 2014 to $27.3 million at June 30, 2015, primarily due to other comprehensive income adjustments related to interest rate swaps and mark-to-market adjustments. The overall increase to the deferred tax liability was partially offset by MSR adjustments related to the sale of MSR to GTS.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income increased by $16.9 million to a loss of $48.7 million at June 30, 2015, from a loss of $65.6 million at December 31, 2014, primarily due to net unrealized gains as a result of changes in fair value related to our interest rate swaps in addition to the reclassifications of unrealized losses during the period into income.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at June 30, 2015 and December 31, 2014:

Carrying Value of ACI Loans			Table 18
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
June 30, 2015
UPB or contractual net investment	$3,011,903	$155,279	$3,167,182
Plus: contractual interest due or unearned income	2,450,088	62,964	2,513,052
Contractual cash flows due	5,461,991	218,243	5,680,234
Less: nonaccretable difference	2,203,162	10,958	2,214,120
Less: Allowance for loan losses	5,192	385	5,577
Expected cash flows	3,253,637	206,900	3,460,537
Less: accretable yield	286,932	55,294	342,226
Carrying value	$2,966,705	$151,606	$3,118,311
Carrying value as a percentage of UPB or contractual net investment	98%	98%	98%
December 31, 2014
UPB or contractual net investment	$2,655,497	$198,061	$2,853,558
Plus: contractual interest due or unearned income	2,170,038	78,304	2,248,342
Contractual cash flows due	4,825,535	276,365	5,101,900
Less: nonaccretable difference	1,962,183	18,468	1,980,651
Less: Allowance for loan losses	5,974	2,042	8,016
Expected cash flows	2,857,378	255,855	3,113,233
Less: accretable yield	240,650	61,256	301,906
Carrying value	$2,616,728	$194,599	$2,811,327
Carrying value as a percentage of UPB or contractual net investment	99%	98%	99%
In our residential ACI portfolio, a reduction in the impairment reserve of $0.8 million was recorded for the six months ended June 30, 2015. Within this portfolio, we also reclassified $8.5 million to nonaccretable difference from accretable yield due to decreases in cash flow expectations on our government insured pool buyouts.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $1.7 million was recorded for the six months ended June 30, 2015. Within this portfolio, we reclassified $0.3 million from nonaccretable difference to accretable yield due to increases in cash flow expectations.
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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.
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

Non-Performing Assets (1)		Table 19
(dollars in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$26,500	$24,576
Home equity lines	2,169	2,363
Other consumer and credit card	—	38
Commercial Banking:
Commercial and commercial real estate	48,082	41,140
Equipment financing receivables	12,417	8,866
Total nonaccrual loans and leases	89,168	76,983
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	89,168	76,983
Other real estate owned	16,826	22,509
Total non-performing assets	105,994	99,492
Troubled debt restructurings less than 90 days past due	14,693	13,634
Total NPA and TDR (1)	$120,687	$113,126
Total NPA and TDR	$120,687	$113,126
Government insured 90 days or more past due still accruing	2,901,184	2,646,415
Loans accounted for under ASC 310-30:
90 days or more past due	4,571	8,448
Total regulatory NPA and TDR	$3,026,442	$2,767,989
Adjusted credit quality ratios: (1)
NPL to total loans	0.42%	0.41%
NPA to total assets	0.44%	0.46%
NPA and TDR to total assets	0.50%	0.52%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	14.14%	14.63%
NPA to total assets	12.49%	12.74%
NPA and TDR to total assets	12.55%	12.80%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR increased by $7.6 million, or 7%, to $120.7 million at June 30, 2015 from $113.1 million at December 31, 2014. This increase was comprised of a $12.2 million increase in nonaccrual loans and leases and a $1.1 million increase in TDRs less than 90 days past due, partially offset by a $5.7 million decrease in OREO. The increase in nonaccrual loans was primarily attributable to a increase of $6.9 million, or 17%, in commercial and commercial real estate nonaccrual loans and an increase of $3.6 million, or 40%, in equipment financing receivables nonaccrual loan and leases.
Total regulatory NPA and TDR increased by $258.5 million, or 9%, to $3.0 billion at June 30, 2015 compared to $2.8 billion at December 31, 2014. The increase in total regulatory NPA and TDR was primarily driven by an increase of $254.8 million, or 10% in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.
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
In addition to the problem loans described above, as of June 30, 2015, we had special mention loans and leases totaling $68.1 million, or 0.3% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $5.5 million, or 9%, to $68.1 million at June 30, 2015, from $62.5 million at December 31, 2014. This increase in special mention loans and leases was comprised of a $22.8 million increase in commercial real estate, a $13.1 million decrease in lender finance and a $4.2 million decrease in equipment financing receivables. The increase in commercial real estate special mention loans was primarily driven by a $38.0 million relationship where the tenant is undertaking a global review of all of their real estate and, to avoid automatic extension of their lease, has provided notice to the borrower that they will not be extending their leases.  The loan and lease mature April 1, 2017 and March 31, 2017, respectively.  We continue to receive regular updates from our borrower on their dialogue with the tenant.
During the six months ended June 30, 2015, $2.3 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $0.5 million was included in net interest income for the six months ended June 30, 2015.
Analysis for the Allowance for Loan and Lease Losses
The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 20
	June 30, 2015			December 31, 2014
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,193	$5,192	$24,385	$19,124	$5,974	$25,098
Commercial and commercial real estate	26,557	385	26,942	21,053	2,042	23,095
Equipment financing receivables	10,391	—	10,391	8,649	—	8,649
Home equity lines	4,236	—	4,236	3,814	—	3,814
Consumer and credit card	137	—	137	190	—	190
Total ALLL	$60,514	$5,577	$66,091	$52,830	$8,016	$60,846
ALLL as a percentage of loans and leases held for investment	0.36%	0.18%	0.33%	0.35%	0.28%	0.34%

Residential mortgages	$7,751,716	$2,971,897	$10,723,613	$7,297,368	$2,622,702	$9,920,070
Commercial and commercial real estate	6,649,637	151,991	6,801,628	5,450,049	196,641	5,646,690
Equipment financing receivables	2,146,543	—	2,146,543	2,031,570	—	2,031,570
Home equity lines	237,241	—	237,241	156,869	—	156,869
Consumer and credit card	4,870	—	4,870	5,054	—	5,054
Total loans and leases held for investment	$16,790,007	$3,123,888	$19,913,895	$14,940,910	$2,819,343	$17,760,253
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $1.8 billion, or 12%, to $16.8 billion at June 30, 2015 from $14.9 billion at December 31, 2014. The growth is primarily attributable to new originations and strategic acquisitions of residential mortgages and commercial and commercial real estate partially offset by transfers of residential mortgages to HFS.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $0.5 billion, or 6%, to $7.8 billion at June 30, 2015, from $7.3 billion at December 31, 2014. The ALLL for residential mortgages, excluding ACI loans, increased by $0.1 million, or 0.4%, to $19.2 million at June 30, 2015, from $19.1 million at December 31, 2014. Charge-off activity for residential mortgages was $5.0 million for the six months ended June 30, 2015. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of June 30, 2015, less than $5.2 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.

The table below presents our residential mortgage portfolio, excluding government insured, by origination/vintage year and by product type. The table further segregates our portfolio between loans that were originated by the Company and those that were acquired. The differentiation between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses. For acquired or repurchased loans, the origination year is based on the loan's origination date.

Residential Mortgage Loans Held for Investment Analysis			Table 21
June 30, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 5/1	$128,148	$1,328,741	$1,456,889
Jumbo 7/1	37,986	2,557,727	2,595,713
Jumbo 10/1	42,101	1,420,103	1,462,204
Jumbo fixed	3,721	39,008	42,729
Other originated	230,151	243,684	473,835
Total originated residential loans	442,107	5,589,263	6,031,370
Acquired or repurchased residential loans:
Loan repurchases	40,485	43,975	84,460
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	608,895	126,722	735,617
ASC 310-30 (ACI loan acquisitions)	47,631	157	47,788
Total acquired or repurchased residential loans	697,011	170,854	867,865
Total residential mortgage loans	$1,139,118	$5,760,117	$6,899,235
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of June 30, 2015, the $5.6 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 66% and a weighted average original FICO score of 763. Of those originated residential loans, $4.0 million were greater than 30 days past due and $2.9 million were on non-accrual status at June 30, 2015.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 22
June 30, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$511,566	$209,890	$2,882,253	$3,603,709
VA/Other government insured	124,862	17,858	77,949	220,669
Total government insured	$636,428	$227,748	$2,960,202	$3,824,378
Government insured pool buyouts consist of loans that are insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. As a servicer of these loans, we have the opportunity to purchase above market rate, government insured loans at par. In most cases, acquired loans or loans purchased out of our servicing assets are greater than 89 days past due upon purchase and are therefore accounted for as ACI loan acquisitions. Loans that go through foreclosure have an expected duration of one to two years, depending on the state’s servicing timelines, which may vary widely based on state foreclosure laws. Allowance related to these government insured loans is low as payment of a majority of the principal, interest and servicer advances related to these loans is insured by the various government agencies.

The table below presents the five highest concentration percentages by state for the Company’s government insured residential mortgage pool buyout loans by product type and the corresponding states’ percentages of the U.S. population.

Government Insured Buyouts Concentration of Credit Risk			Table 23
June 30, 2015	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	11.0%		2.8%
New York	8.4%		6.3%
Florida	7.2%	6.2%	6.1%
California	6.7%		12.1%
Illinois	5.6%		4.2%
Texas		13.2%	8.1%
Georgia		9.5%	3.1%
North Carolina		6.8%	3.1%
Ohio		5.2%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $1.2 billion, or 22%, to $6.6 billion at June 30, 2015, from $5.5 billion at December 31, 2014. The increase is due to the organic growth in our commercial and commercial real estate portfolio during the six months ended June 30, 2015.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 26%, to $26.6 million at June 30, 2015, from $21.1 million at December 31, 2014. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained static at 0.4% as of June 30, 2015 compared with 0.4% at December 31, 2014. The consistency in coverage ratio is reflective of continued diligence in ensuring that newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At June 30, 2015, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 9 and 8 quarters compared to two segments having used 8 and 7 at December 31, 2014. Charge-off activity for commercial and commercial real estate increased to $2.0 million for the six months ended June 30, 2015. Loan delinquency is one of the leading indicators of credit quality. As of June 30, 2015 and December 31, 2014, 0.1% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of June 30, 2015 our commercial ACI portfolio had an allowance of $0.4 million or 0.25% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.4 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

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

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 24
June 30, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Owner occupied	$31,661	$75,888	$107,549
Non-owner occupied	55,580	1,231,596	1,287,176
Other commercial real estate	30,360	669,153	699,513
Originated commercial real estate	117,601	1,976,637	2,094,238
Commercial - originated
Mortgage warehouse finance (1)	—	2,155,535	2,155,535
Lender finance (2)	50,985	863,437	914,422
Other commercial originated	3,047	45,558	48,605
Originated commercial	54,032	3,064,530	3,118,562
Total originated commercial and commercial real estate	171,633	5,041,167	5,212,800
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,276,100	160,737	1,436,837
Acquired credit impaired (ASC 310-30)	151,867	124	151,991
Total acquired commercial and commercial real estate	1,427,967	160,861	1,588,828
Total commercial and commercial real estate	$1,599,600	$5,202,028	$6,801,628

(1)
Represents short-term revolving credit facilities, which are underwritten every 364 or 365 days. These loans are considered to be originated by the Company, as these loans were acquired in 2012 and have been subsequently underwritten by the Company.

(2)
Lender finance loans are categorized based on the origination date of the borrower's original credit facility. Due to the unique nature of these loans and the Company's extensive underwriting process, these loans are categorized as originated by the Company.

As of June 30, 2015, the $5.0 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average LTV of 60%. The weighted average LTV ratio calculated above excludes our mortgage warehouse finance loans as these loans are comprised of repurchase agreements executed with well capitalized mortgage lenders. Mortgage warehouse finance loans are typically collateralized by agency deliverable loans and are underwritten at a discount when compared to the UPB of the originated mortgage loans to account for potential reductions in the fair value of the loan subsequent to origination. The weighted average LTV ratio also excludes lender finance loans due to the structured nature of these participated loans. Of the $5.0 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and none were on non-accrual status at June 30, 2015.
As of June 30, 2015, $21.3 million or 0.42% of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while no loans are rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could create a material weakness in the transaction and could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of June 30, 2015, $3.1 million or 0.06% of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 are rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 are rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 25
June 30, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$626,993	$4,496	$898	$632,387
Office products	457,352	10,005	1,120	468,477
Information technology	236,496	2,582	137	239,215
Specialty vehicle	188,655	—	—	188,655
Construction	186,316	669	—	186,985
Small fleet trucking	167,714	1,041	783	169,538
Other	259,247	1,312	727	261,286
Total equipment financing receivables	$2,122,773	$20,105	$3,665	$2,146,543
December 31, 2014
Healthcare	$565,558	$8,003	$1,237	$574,798
Office products	431,540	11,624	1,659	444,823
Information technology	222,368	1,547	33	223,948
Specialty vehicle	153,042	—	143	153,185
Construction	175,980	—	—	175,980
Small fleet trucking	204,816	—	—	204,816
Other	252,368	1,461	191	254,020
Total equipment financing receivables	$2,005,672	$22,635	$3,263	$2,031,570
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.1 billion in equipment financing receivables less than 30 days past due as of June 30, 2015, $8.9 million are on nonaccrual status and of the $20.1 million in equipment financing receivables 30-89 days past due as of June 30, 2015, $2.0 million are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.

The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and six months ended June 30, 2015 and 2014:

Allowance for Loan and Lease Losses Activity				Table 26
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
ALLL, beginning of period	$62,846	$62,969	$60,846	$63,690
Charge-offs:
Consumer Banking:
Residential mortgages	2,447	1,810	4,986	4,975
Home equity lines	276	163	564	479
Other consumer and credit card	29	20	62	35
Commercial Banking:
Commercial and commercial real estate	—	4,714	2,018	4,719
Equipment financing receivables	2,838	938	5,469	2,127
Total charge-offs	5,590	7,645	13,099	12,335
Recoveries:
Consumer Banking:
Residential mortgages	53	251	111	817
Home equity lines	97	74	180	215
Other consumer and credit card	—	—	—	—
Commercial Banking:
Commercial and commercial real estate	218	—	220	1
Equipment financing receivables	535	196	901	386
Total recoveries	903	521	1,412	1,419
Net charge-offs	4,687	7,124	11,687	10,916
Provision for loan and lease losses	7,932	6,123	16,932	9,194
Transfers to loans held for sale	—	(5,240)	—	(5,240)
ALLL, end of period	$66,091	$56,728	$66,091	$56,728
Net charge-offs to average loans held for investment	0.10%	0.19%	0.13%	0.16%
Net charge-offs for the six months ended June 30, 2015 totaled $11.7 million, up $0.8 million, or 7%, over the six months ended June 30, 2014. The increase in net charge-offs is primarily a result of an increase in net charge-offs associated with equipment financing receivables line of business offset by a decrease in net charge-offs of commercial and commercial real estate loans.
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
At the time of repurchase, we determine whether to hold the loan for sale or for investment. If the loan is sellable on the secondary market, we may elect to do so. If the loan is not sellable on the secondary market or there are other reasons why we would elect to retain the loan, we will service the asset to minimize our losses. This may include, depending on the status of the loan at the time of repurchase, modifying the loan, or foreclosing the loan and subsequent liquidation of the mortgage property.
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans. Total non-conforming jumbo UPB and community reinvestment loans sold subject to EPD protection was $1.1 billion at June 30, 2015.
As of June 30, 2015, we had 271 active repurchase requests related to loans previously sold or securitized by the Company. We have summarized the activity for the three and six months ended June 30, 2015 and 2014 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 27
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Agency	35	61	74	105
Agency Aggregators / Non-GSE (1)	6	73	20	135
Repurchase requests received	41	134	94	240
Agency	22	49	36	86
Agency Aggregators / Non-GSE (1)	19	54	43	74
Requests successfully defended	41	103	79	160
Agency	15	14	20	18
Agency Aggregators / Non-GSE (1)	74	14	77	20
Loans repurchased, indemnified or made whole	89	28	97	38
Agency	$78	$609	$179	$835
Agency Aggregators / Non-GSE (1)	4,547	1,441	4,712	1,441
Net realized losses on loan repurchases	$4,625	$2,050	$4,891	$2,276
Years of origination of loans repurchased	2003-2014	2004-2013	2003-2014	2004-2013

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below for loans originated from 2004 through June 30, 2015:

Summary Statistics by Vintage				Table 28
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$37,146,151	$67,478,141
Request rate(1)	0.50%	2.09%	0.34%	0.89%
Requests received	255	1,849	536	2,640

Pending requests	22	188	57	267
Resolved requests	233	1,661	479	2,373
Repurchase rate	40%	43%	23%	39%

Loans repurchased	93	719	108	920
Average loan size	$222	$215	$235	$227
Loss severity	16%	40%	7%	32%

Losses realized	$3,199	$61,446	$1,690	$66,335
Losses realized (bps)	2.8	32.3	0.5	9.8

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
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
Recently the Federal Housing Finance Agency (FHFA) announced that a new representations and warranties framework was to be implemented in order to provide lenders a higher degree of certainty and clarity around repurchase exposure, as well as consistency around repurchase timelines and remedies. Version one of the framework applies to conventional loans that were acquired by the GSEs, on a flow basis after January 1, 2013 but before July 1, 2014, while version two of the framework applies to conventional loans that were acquired by the GSEs on a flow basis on or after July 1, 2014. Under the new framework, lenders will be relieved of their obligation to remedy mortgage loans that are in breach of certain underwriting and eligibility representations and warranties if the borrower meets one of two payment history requirements and the other eligibility criteria described herein. To be eligible for relief under the framework, a mortgage loan must meet the following requirements: (A) the mortgage loan must have an acquisition date after January 1, 2013 (see applicable dates above) and (B) the mortgage loan must meet one of the following payment history requirements: (1) the borrower was not 30 days delinquent during the 36 months following the acquisition date or (2) the borrower (i) had no more than two 30-day delinquencies and no 60-day or greater delinquencies, during the 36 months following the acquisition date; and (ii) was current as of the 60th month (36th month for loans under version two of the framework) following the acquisition date. To be eligible for relief under the new framework a loan: (1) must be a conventional mortgage loan sold to the GSEs on a flow basis, (2) cannot have been sold to the GSEs with any credit enhancements other than the traditional private mortgage insurance (PMI), (3) cannot have been subject to a forbearance agreement, repayment plan or otherwise have been modified from its original terms during the applicable qualifying pay history, (4) cannot have had any delinquencies between the origination date and GSE acquisition date, and (5) must not be subject to an outstanding repurchase or make-whole request.
The following is a rollforward of our reserves for repurchase losses for the three and six months ended June 30, 2015 and June 30, 2014:

Reserves for Repurchase Obligations for Loans Sold or Securitized				Table 29
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$25,585	$24,428	$25,940	$20,225
Provision for new sales/securitizations	840	595	1,282	1,024
Provision (release of provision) for changes in estimate of existing reserves	(3,655)	3,400	(4,186)	7,400
Net realized losses on repurchases	(4,625)	(2,050)	(4,891)	(2,276)
Balance, end of period	$18,145	$26,373	$18,145	$26,373
The liability for repurchase losses decreased by $8.2 million, or 31%, from $26.4 million as of June 30, 2014 to $18.1 million as of June 30, 2015. The decrease in liability is primarily due to the decreased number of repurchase requests received from investors over the comparable time period, an increase in net realized losses and a release of provision due to the settlement of pending repurchase requests with a UPB of $17.3 million, and a slight increase in the reserve for new sales and securitizations.
The following table provides a breakout of the repurchase reserve into its major components as of June 30, 2015 and December 31, 2014:

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 30
(dollars in thousands)	June 30, 2015	December 31, 2014
Reserve for active (pending) repurchase requests	$14,496	$19,673
Remaining repurchase reserve	3,649	6,267
Total repurchase reserve	$18,145	$25,940
The reserve for active repurchase request (pending pipeline) represents repurchase requests that have already been received by the Company from a third party investor, however the request is still active as a final settlement has not yet been agreed upon. As these requests have already been received the Company no longer needs to estimate the probability of receiving a request, thus reducing some uncertainty within the estimated reserve. Loss estimates for these active requests are estimated based on the investor’s current requested amount and historical loss trends from previously completed or settled requests. When taken together, these factors have greatly reduced the uncertainty within the underlying estimate and any changes to the Company's current estimation process will not have a material impact on its financial presentation.
As seen in the pending pipeline analysis below, the majority of active repurchase requests are for loans sold or securitized prior to 2010. We believe repurchase requests for these vintages will ease going forward as the FHFA announced in 2013 its goal for GSEs to complete their demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. We have seen an easing of repurchase requests related to most of our counterparties as a result of the GSEs progress. The Company received 94 repurchase requests in the six months ended June 30, 2015 compared to 240 repurchase requests for the six months ended June 30, 2014. Along with the easing of repurchase requests, the Company has also continued to settle outstanding repurchase requests through make-whole payments, loan repurchases and rescinded requests. For the six months ended June 30, 2015, the Company settled 176 repurchase requests and for the six months ended June 30, 2014 the Company settled 198 repurchase requests.

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 31

(dollars in thousands)	2002 - 2003	2004 - 2009	2010 - Present	Total
Pending Pipeline at June 30, 2015
Active repurchase requests	4	210	57	271
UPB of active repurchase (pending) requests	$859	$50,046	$12,690	$63,595
Pending Pipeline at December 31, 2014
Active repurchase requests	7	308	38	353
UPB of active repurchase (pending) requests	$1,287	$74,763	$9,783	$85,833
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at June 30, 2015. At June 30, 2015, we were actively servicing $992 million of this previously acquired UPB. Since 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and six months ended June 30, 2015 and June 30, 2014:

Reserves for Repurchase Obligations for Loans Serviced				Table 32
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$2,507	$10,796	$2,947	$23,668
Provision (release of provision) for changes in estimate of existing reserves	(444)	(1,303)	(617)	(6,340)
Net realized losses on repurchases	(106)	(3,691)	(373)	(11,526)
Balance, end of period	$1,957	$5,802	$1,957	$5,802
The liability for repurchase losses decreased by $3.8 million, or 66%, from $5.8 million as of June 30, 2014 to $2.0 million as of June 30, 2015. The decrease in liability since June 30, 2014 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods. Net realized losses decreased by $11.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Along with the run-off of losses, the Company has seen a reduction in the number of repurchase requests being received as the Company received just three repurchase requests in the six months ended June 30, 2015, while settling 15 repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period. As of June 30, 2015 we had 26 active repurchase requests for loans being serviced.

Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 33
(dollars in thousands)	June 30, 2015	December 31, 2014
Reserve for active (pending) repurchase requests	$821	$1,108
Remaining repurchase reserve	1,136	1,839
Total repurchase reserve	$1,957	$2,947
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 34
(dollars in thousands)	June 30, 2015	December 31, 2014
Noninterest-bearing demand	$1,152,917	$984,703
Interest-bearing demand	3,626,387	3,540,027
Market-based money market accounts	372,282	374,856
Savings and money market accounts, excluding market-based	5,211,101	5,136,031
Market-based time	412,103	466,514
Time, excluding market-based	5,708,737	5,006,566
Total deposits	$16,483,527	$15,508,697
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
Total deposits increased by $1.0 billion, or 6%, to $16.5 billion at June 30, 2015 from $15.5 billion at December 31, 2014. During the first six months of 2015, noninterest-bearing demand deposits increased $0.2 billion, or 17%, to $1.2 billion at June 30, 2015 primarily due to increases in both escrow and commercial noninterest-bearing demand deposits. Interest-bearing deposits increased by $0.8 billion, or 6%, to $15.3 billion at June 30, 2015 from $14.5 billion at December 31, 2014. This increase in interest-bearing deposits was primarily due to growth in time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $1.2 billion, or 31%, to $5.2 billion at June 30, 2015 from $4.0 billion at December 31, 2014. The increase in FHLB borrowings is primarily attributable to temporary increases in our loans held for sale and mortgage warehouse finance balances, which are generally held for one to three months before being sold in the case of loans held for sale or repaid in the case of mortgage warehouse finance balances.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and six months ended June 30, 2015 and 2014, respectively.

FHLB Borrowings			Table 35
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Fixed-rate advances:
Average daily balance	$4,801,396	$3,363,659	$4,415,387	$2,664,936
Weighted-average interest rate	1.03%	1.23%	1.09%	1.47%
Maximum month-end amount	$5,222,000	$4,278,000	$5,222,000	$4,278,000
Floating-rate advances:
Average daily balance	25,000	—	$25,000	$—
Weighted-average interest rate	0.25%	—	0.26%	—%
Maximum month-end amount	25,000	—	$25,000	$—
Overnight advances:
Average daily balance	$—	$550	$—	$276
Weighted-average interest rate	—%	0.36%	—%	0.36%
Maximum month-end amount	$—	$50,000	$—	$50,000

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
We continued to maintain a strong liquidity position during the second quarter of 2015. Cash and cash equivalents were $558.2 million, available for sale investment securities were $656.6 million, and total deposits were $16.5 billion as of June 30, 2015.
As of June 30, 2015, we had a $7.8 billion line of credit with the FHLB, of which $5.4 billion was utilized. As of June 30, 2015, we pledged collateral with the Federal Reserve Bank that provided $98.8 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At June 30, 2015, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $3.5 billion. with $251.9 million in outstanding balances. Although our availability under the program was $3.5 billion at June 30, 2015, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum capacity for this type of deposit funding. As of June 30, 2015, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2015 Capital Actions
On July 23, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on August 21, 2015, to stockholders of record as of August 11, 2015. Also on July 23, 2015, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on October 5, 2015, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of September 18, 2015.
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
The implementation of the requirements of Basel III resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change was an increase to the MSA threshold deduction of $19.7 million for the Company and $6.5 million for EB, which resulted in declines in both Tier 1 capital and adjusted tangible assets. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets of $1.1 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the greater reduction in average tangible assets when compared to the reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a negative impact on these two ratios at June 30, 2015.
At June 30, 2015, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 12.7%, a Tier 1 leverage ratio of 8.6%, a Tier 1 risk-based capital ratio of 12.7% and a total risk-based capital ratio of 13.2%. At June 30, 2015, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 10.5%, a Tier 1 leverage ratio of 8.2%, a Tier 1 risk-based capital ratio of 12.2% and a total risk-based capital ratio of 13.7%. Management believes, at June 30, 2015, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
On June 30, 2015, the Company completed the public offering and sale of $175.0 million in aggregate principal amount of its 5.75% Subordinated Notes due 2025 (subordinated notes). For regulatory capital adequacy purposes, the subordinated notes qualify as tier 2 capital for the Company. Also on June 30, 2015, the Company made a capital contribution to EB in the amount of $150.0 million from the net proceeds received from the issuance of the subordinated notes.
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at June 30, 2015 and December 31, 2014.

Regulatory Capital (bank level)		Table 36
(dollars in thousands)		June 30, 2015	December 31, 2014
		(under Basel III)	(under Basel I)
Shareholders’ equity		$2,000,597	$1,789,398
Less:	Goodwill and other intangibles	(47,253)	(49,589)
	Disallowed servicing asset	(31,625)	(32,054)
Add:	Accumulated losses on securities and cash flow hedges	47,179	64,002
Tier 1 capital		1,968,898	1,771,757
Add:	Allowance for loan and lease losses	67,196	60,846
Total regulatory capital		$2,036,094	$1,832,603

Adjusted total assets		$23,000,873	$21,592,849
Risk-weighted assets		15,464,920	13,658,685
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 37
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2015 (under Basel III)
Common equity tier 1 to risk-weighted assets	$1,968,898	12.7%	$695,921	4.5%	$1,005,220	6.5%
Tier 1 capital to adjusted tangible assets	1,968,898	8.6	920,035	4.0	1,150,044	5.0
Tier 1 capital to risk-weighted assets	1,968,898	12.7	927,895	6.0	1,237,194	8.0
Total capital to risk-weighted assets	2,036,094	13.2	1,237,194	8.0	1,546,492	10.0
December 31, 2014 (under Basel I)
Tier 1 capital to adjusted tangible assets	$1,771,757	8.2%	$863,714	4.0%	$1,079,643	5.0%
Tier 1 capital to risk-weighted assets	1,771,757	13.0	N/A	N/A	819,521	6.0
Total capital to risk-weighted assets	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at June 30, 2015.

Regulatory Capital (EFC consolidated)		Table 38
(dollars in thousands)		June 30, 2015
		(under Basel III)
Shareholders’ equity		$1,819,821
Less:	Preferred stock	(150,000)
	Goodwill and other intangibles	(47,253)
	Disallowed servicing asset	(44,798)
Add:	Accumulated losses on securities and cash flow hedges	48,659
Common tier 1 capital		1,626,429
Add:	Preferred stock	150,000
Add:	Additional tier 1 capital (trust preferred securities)	103,750
Tier 1 capital		1,880,179
Add:	Subordinated notes payable	172,702
Add:	Allowance for loan and lease losses	67,196
Total regulatory capital		$2,120,077

Adjusted total assets		$22,997,941
Risk-weighted assets		15,454,736
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC Consolidated)			Table 39
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2015 (under Basel III)
Common equity tier 1 to risk-weighted assets	$1,626,429	10.5%	$695,463	4.5%	$1,004,558	6.5%
Tier 1 capital to adjusted tangible assets	1,880,179	8.2	919,918	4.0	1,149,897	5.0
Tier 1 capital to risk-weighted assets	1,880,179	12.2	927,284	6.0	1,236,379	8.0
Total capital to risk-weighted assets	2,120,077	13.7	1,236,379	8.0	1,545,474	10.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of June 30, 2015.

Interest Rate Sensitivity	Table 40
	June 30, 2015
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$27,872	1.2%
Up 100 basis points	37,982	1.6%
Down 25 basis points	(17,201)	(0.7)%
The projected change in EVE to changes in interest rates at June 30, 2015 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $65.2 million at June 30, 2015, have been identified that may be required to be divested. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Mortgage Electronic Registration Services Related Litigation
Mortgage Electronic Registration Services (MERS), EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., Mortgage Electronic Registration Services, Inc. et al., filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio, and later removed to federal court and subsequently remanded to state court; and (2) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., Mortgage Electronic Registration Systems, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania, and later removed to federal court and subsequently remanded back to state court. In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe that the plaintiffs' claims are without merit and intend to contest all such claims vigorously.

West collective action
The Company is a party to a collective action under the Fair Labor Standards Act (FLSA) entitled Anthony West and all others similarly situated under 29 USC 216(B) v. EverBank Financial Corp filed on May 19, 2015 in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this collective action suit alleges that plaintiff and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The suit seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. We believe that the plaintiffs' claims are without merit and intends to contest all such claims vigorously.

Lord collective action
On July 17, 2015, a companion collective action under the Fair Labor Standards Act (FLSA) entitled Mandy Lord and all others similarly situated under 29 USC 216(B) v. EverBank Financial Corp was filed in the United States District Court for the Western District of Texas, Austin Division. The plaintiff in this collective action suit alleges that plaintiff and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The suit seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. We believe that the plaintiffs' claims are without merit and intends to contest all such claims vigorously.
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

EverBank Financial Corp

Date:	July 29, 2015	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2015	/s/ Steven J. Fischer
Steven J. Fischer
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of EverBank Financial Corp (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of EverBank Financial Corp (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference)

4.1
Indenture, dated as of June 30, 2015, by and between EverBank Financial Corp and Wells Fargo, N.A., as Trustee. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2015 and incorporated herein by reference)

4.2
First Supplemental Indenture, dated as of June 30, 2015, by and between EverBank Financial Corp and Wells Fargo, N.A., as Trustee. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2015 and incorporated herein by reference)

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

101
The following materials from the Company’s 10-Q for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith