Form 10-Q
period 2015-09-30
EverBank Financial Corp
filed 2015-10-28
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of October 22, 2015, there were 124,955,383 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$64,822	$49,436
Interest-bearing deposits in banks	534,354	317,228
Total cash and cash equivalents	599,176	366,664
Investment securities:
Available for sale, at fair value	574,104	776,311
Held to maturity (fair value of $115,885 and $118,230 as of September 30, 2015 and December 31, 2014, respectively)	112,219	115,084
Other investments	240,832	196,609
Total investment securities	927,155	1,088,004
Loans held for sale (includes $1,101,341 and $728,378 carried at fair value as of September 30, 2015 and December 31, 2014, respectively)	1,483,754	973,507
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	20,877,381	17,760,253
Allowance for loan and lease losses	(71,897)	(60,846)
Total loans and leases held for investment, net	20,805,484	17,699,407
Mortgage servicing rights (MSR), net	357,550	435,619
Premises and equipment, net	52,425	56,457
Other assets	989,199	998,130
Total Assets	$25,214,743	$21,617,788
Liabilities
Deposits:
Noninterest-bearing	$1,389,644	$984,703
Interest-bearing	16,176,445	14,523,994
Total deposits	17,566,089	15,508,697
Other borrowings	5,297,000	4,004,000
Trust preferred securities and subordinated notes payable	276,103	103,750
Accounts payable and accrued liabilities	252,682	253,747
Total Liabilities	23,391,874	19,870,194
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at September 30, 2015 and December 31, 2014)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 124,954,523 and 123,679,049 issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	1,250	1,237
Additional paid-in capital	873,175	851,158
Retained earnings	871,160	810,796
Accumulated other comprehensive income (loss) (AOCI)	(72,716)	(65,597)
Total Shareholders’ Equity	1,822,869	1,747,594
Total Liabilities and Shareholders’ Equity	$25,214,743	$21,617,788

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans and leases	$215,881	$180,913	$621,077	$509,708
Interest and dividends on investment securities	7,520	9,627	22,989	29,276
Other interest income	226	116	545	388
Total Interest Income	223,627	190,656	644,611	539,372
Interest Expense
Deposits	31,921	26,755	91,904	72,804
Other borrowings	22,866	17,565	59,404	49,197
Total Interest Expense	54,787	44,320	151,308	122,001
Net Interest Income	168,840	146,336	493,303	417,371
Provision for Loan and Lease Losses	11,131	6,735	28,063	15,929
Net Interest Income after Provision for Loan and Lease Losses	157,709	139,601	465,240	401,442
Noninterest Income
Loan servicing fee income	27,157	35,900	90,858	122,934
Amortization of mortgage servicing rights	(16,760)	(19,572)	(56,065)	(59,170)
Recovery (impairment) of mortgage servicing rights	(4,450)	3,071	(32,075)	8,012
Net loan servicing income (loss)	5,947	19,399	2,718	71,776
Gain on sale of loans	18,037	47,920	101,248	129,474
Loan production revenue	5,861	5,783	17,443	15,709
Deposit fee income	3,844	3,828	10,946	11,696
Other lease income	3,714	3,910	9,876	12,621
Other	3,792	7,374	15,299	20,790
Total Noninterest Income	41,195	88,214	157,530	262,066
Noninterest Expense
Salaries, commissions and other employee benefits expense	89,369	90,781	277,124	283,734
Equipment expense	15,576	16,623	46,879	52,616
Occupancy expense	6,679	7,209	19,691	23,166
General and administrative expense	39,882	43,140	141,822	126,769
Total Noninterest Expense	151,506	157,753	485,516	486,285
Income before Provision for Income Taxes	47,398	70,062	137,254	177,223
Provision for Income Taxes	17,815	26,543	51,874	67,162
Net Income	$29,583	$43,519	$85,380	$110,061
Less: Net Income Allocated to Preferred Stock	(2,532)	(2,532)	(7,594)	(7,594)
Net Income Allocated to Common Shareholders	$27,051	$40,987	$77,786	$102,467
Basic Earnings Per Common Share	$0.22	$0.33	$0.63	$0.83
Diluted Earnings Per Common Share	$0.21	$0.33	$0.61	$0.82
Dividends Declared Per Common Share	$0.06	$0.04	$0.14	$0.10
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$29,583	$43,519	$85,380	$110,061
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to noninterest income	(568)	—	(637)	(1,250)
Unrealized gains (losses) due to changes in fair value	(995)	(2,134)	(3,090)	(4,731)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	—	—	685
Tax effect	594	810	1,417	2,013
Change in unrealized gains (losses) on debt securities	(969)	(1,324)	(2,310)	(3,283)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(41,292)	1,932	(20,449)	(5,543)
Reclassification of net unrealized losses to interest expense	4,050	4,763	12,693	13,269
Tax effect	14,154	(2,544)	2,947	(2,936)
Change in interest rate swaps	(23,088)	4,151	(4,809)	4,790
Other Comprehensive Income (Loss)	(24,057)	2,827	(7,119)	1,507
Comprehensive Income (Loss)	$5,526	$46,346	$78,261	$111,568

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2015	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	85,380	—	85,380
Other comprehensive income (loss)	—	—	—	—	(7,119)	(7,119)
Issuance of common stock	—	13	13,150	—	—	13,163
Share-based grants (including income tax benefits)	—	—	8,867	—	—	8,867
Cash dividends on common stock	—	—	—	(17,422)	—	(17,422)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2015	$150,000	$1,250	$873,175	$871,160	$(72,716)	$1,822,869

Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	110,061	—	110,061
Other comprehensive income (loss)	—	—	—	—	1,507	1,507
Issuance of common stock	—	4	1,727	—	—	1,731
Share-based grants (including income tax benefits)	—	—	6,589	—	—	6,589
Cash dividends on common stock	—	—	—	(12,284)	—	(12,284)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2014	$150,000	$1,230	$840,667	$780,234	$(51,108)	$1,721,023

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$85,380	$110,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	41,313	26,313
Depreciation and amortization of tangible and intangible assets	20,411	24,405
Reclassification of net loss on settlement of interest rate swaps	12,693	13,269
Amortization and impairment of mortgage servicing rights, net of recoveries	88,140	51,158
Deferred income taxes (benefit)	(1,859)	47,276
Provision for loan and lease losses	28,063	15,929
Loss on other real estate owned (OREO)	3,171	2,957
Share-based compensation expense	5,916	5,334
Payments for settlement of forward interest rate swaps	—	(32,445)
Other operating activities	(760)	(2,859)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(330,844)	(83,475)
Other assets	150,169	184,188
Accounts payable and accrued liabilities	(29,569)	17
Net cash provided by (used in) operating activities	72,224	362,128
Investing Activities
Investment securities available for sale:
Purchases	(29,772)	(125,387)
Proceeds from sales	48,527	3,875
Proceeds from prepayments and maturities	179,846	241,018
Investment securities held to maturity:
Purchases	(11,947)	(19,997)
Proceeds from prepayments and maturities	14,541	12,524
Purchases of other investments	(429,764)	(384,527)
Proceeds from sales of other investments	385,540	318,277
Net change in loans and leases held for investment	(4,226,475)	(3,859,849)
Purchases of premises and equipment, including equipment under operating leases	(15,476)	(20,255)
Proceeds related to sale or settlement of other real estate owned	10,933	21,778
Proceeds from insured foreclosure claims	688,772	131,373
Proceeds from sale of mortgage servicing rights	35,938	37,738
Other investing activities	733	(217)
Net cash provided by (used in) investing activities	(3,348,604)	(3,643,649)
Financing Activities
Net increase (decrease) in nonmaturity deposits	1,072,756	(30,001)
Net increase (decrease) in time deposits	979,752	1,244,736
Net change in short-term Federal Home Loan Bank (FHLB) advances	(1,000)	1,425,000
Proceeds from long-term FHLB advances	1,600,000	250,000
Repayments of long-term FHLB advances	(306,000)	(75,000)
Proceeds from issuance of subordinated notes payable, net of issuance costs	172,286	—
Proceeds from issuance of common stock	13,163	1,731
Dividends paid	(25,016)	(19,878)
Other financing activities	2,951	1,255
Net cash provided by (used in) financing activities	3,508,892	2,797,843
Net change in cash and cash equivalents	232,512	(483,678)
Cash and cash equivalents at beginning of period	366,664	847,778
Cash and cash equivalents at end of period	$599,176	$364,100

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
•Tygris Commercial Finance Group, Inc., the parent of EverBank Commercial Finance, Inc.;
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Nine Months Ended September 30,
	2015	2014
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$826,295	$431,488
See Note 4 for disclosures relating to noncash activities relating to loan transfers.
2.  Recent Accounting Pronouncements
Consolidation - In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities involved with VIEs that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Upon adoption, ASU 2015-02 provides for transition through either a full retrospective approach or a modified retrospective approach, which requires restatement as of the beginning of the fiscal year of adoption through a cumulative-effect adjustment to retained earnings. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.
Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606), which supersedes the guidance in former Accounting Standards Codification (ASC) 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To satisfy this objective, ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also implements enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The effective date of ASU 2014-09 has been deferred by one year from its original effective date through the August 2015 issuance of ASU 2015-14 and thus is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods with early adoption prohibited. Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
Presentation of Residential Mortgage Loans Upon Foreclosure - In January 2014, the FASB issued ASU 2014-04, Receivables- Troubled Debt Restructurings by Creditors (Subtopic 310-40), which will eliminate diversity in practice regarding the timing of derecognition for residential mortgage loans when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Under ASU 2014-04, physical possession of residential real estate property is achieved when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property through completion of a deed in lieu of foreclosure in order to satisfy that loan. Once physical possession has been achieved, the loan is derecognized and the property recorded within other assets at the lower of cost or fair value (less estimated costs to sell). In addition, the guidance requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods. The guidance set forth in ASU 2014-04 was consistent with the Company’s current practice for derecognizing residential mortgage loans. As such, the adoption of ASU 2014-04 did not have a material impact on the Company's consolidated financial statements but resulted in additional disclosure, which can be found in Note 6.
3.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying value of investment securities were as follows as of September 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2015
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$576,481	$2,581	$6,726	$572,336	$572,336
Asset-backed securities (ABS)	1,664	—	289	1,375	1,375
Other	254	139	—	393	393
Total available for sale securities	$578,399	$2,720	$7,015	$574,104	$574,104
Held to maturity:
Residential CMO securities - agency	$15,933	$438	$—	$16,371	$15,933
Residential mortgage-backed securities (MBS) - agency	96,286	3,255	27	99,514	96,286
Total held to maturity securities	$112,219	$3,693	$27	$115,885	$112,219
December 31, 2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
ABS	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	$776,879	$6,037	$6,605	$776,311	$776,311
Held to maturity:
Residential CMO securities - agency	$27,801	$788	$—	$28,589	$27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	$115,084	$3,468	$322	$118,230	$115,084
At September 30, 2015 and December 31, 2014, investment securities with a carrying value of $164,872 and $166,836, respectively, were pledged to secure other borrowings and for other purposes as required or permitted by law.
For the three and nine months ended September 30, 2015, there were $568 and $637 gross gains realized on available for sale investments, respectively, with no gross losses having been realized. For the three and nine months ended September 30, 2014, gross gains of $1,250 were realized on available for sale investments with no gross losses having been realized. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Debt securities:
Residential CMO securities - nonagency	$107,552	$844	$225,113	$5,882	$332,665	$6,726
Residential MBS - agency	2,583	2	9,429	25	12,012	27
ABS	—	—	1,375	289	1,375	289
Total debt securities	$110,135	$846	$235,917	$6,196	$346,052	$7,042
December 31, 2014
Debt securities:
Residential CMO securities - nonagency	$317,042	$3,900	$31,010	$2,300	$348,052	$6,200
Residential MBS - agency	6,788	63	11,670	259	18,458	322
ABS	—	—	1,395	405	1,395	405
Total debt securities	$323,830	$3,963	$44,075	$2,964	$367,905	$6,927
The Company had unrealized losses at September 30, 2015 and December 31, 2014 on residential nonagency CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At September 30, 2015, the Company had 56 debt securities in an unrealized loss position. A total of 17 were in an unrealized loss position for less than 12 months. These 17 securities consisted of 15 residential nonagency CMO securities and two residential agency MBS. The remaining 39 debt securities were in an unrealized loss position for 12 months or longer. These 39 securities consisted of 34 residential nonagency CMO securities, three ABS, and two residential agency MBS. Of the $7,042 in unrealized losses, $4,707 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
There were no OTTI losses recognized on available for sale or held to maturity securities during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recognized non-credit OTTI in earnings of $685 on available for sale residential nonagency CMO securities with no OTTI recognized on held to maturity securities. These OTTI losses represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution. As a result, management could not assert at September 30, 2014 that the Company had the ability to hold these investments to recovery.
During the three and nine months ended September 30, 2015 and 2014, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income on available for sale securities	$4,279	$7,243	$14,066	$24,020
Interest income on held to maturity securities	755	837	2,347	2,473
Other interest and dividend income	2,486	1,547	6,576	2,783
	$7,520	$9,627	$22,989	$29,276
All investment interest income recognized by the Company during the three and nine months ended September 30, 2015 and 2014 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Mortgage warehouse (carried at fair value)	$347,038	$410,948
Other residential (carried at fair value)	754,303	317,430
Total loans held for sale carried at fair value	1,101,341	728,378
Government insured pool buyouts	288	12,583
Other residential	90,874	232,546
Commercial and commercial real estate	291,251	—
Total loans held for sale carried at lower of cost or market	382,413	245,129
Total loans held for sale	$1,483,754	$973,507
The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet, the Company has elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. The Company has also elected the fair value option for originated fixed rate jumbo preferred loans, due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other residential mortgage loans, government insured pool buyouts and commercial and commercial real estate loans because the Company expects to hold these loans for the foreseeable future. These loans are carried at the lower of cost or fair value.
A majority of the loans held for sale that are carried at the lower of cost or market represent loans that were transferred from the held for investment portfolio to the held for sale portfolio. Government insured pool buyouts held at the lower of cost or market represent government insured loans that have re-performed and are now eligible to be re-securitized or sold to third parties. Once the loan re-performs and becomes eligible for securitization or sale, the loan is transferred to the held for sale portfolio and sold. Other residential loans held at the lower of cost or market represent jumbo preferred adjustable rate mortgage (ARM) loans for which the Company has changed its intent and has made a decision to sell the loans and as such transferred the loans to held for sale. Commercial and commercial real estate loans represent multi-family loans for which the Company is actively marketing to sell. As the Company no longer has the intent to hold these loans for the foreseeable future, the loans were transferred to held for sale. Residential loans, commercial and commercial real estate loans and equipment financing receivables are transferred to the held for sale portfolio when the Company has entered into a commitment to sell a specific portion of its held for investment portfolio or when the Company has a formal marketing strategy to sell a certain loan product.
In conjunction with the sale of loans and leases, the Company may be exposed to limited liability related to recourse agreements and repurchase agreements made to its insurers and purchasers, which are included in commitments and contingencies in Note 14. Commitments and contingencies include amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a breach with respect to Government Sponsored Enterprises (GSE) purchasers or a material breach with respect to non-GSE purchasers, of contractual representations and warranties. Refer to Note 14 for the maximum exposure to loss for material breach of contractual representations and warranties.
The following is a summary of cash flows related to transfers accounted for as sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds received from residential agency securitizations	$1,240,727	$1,426,139	$3,416,119	$3,638,161

Proceeds received from nonsecuritization sales - residential	610,080	821,010	2,258,236	1,422,271
Proceeds received from nonsecuritization sales - commercial and commercial real estate	61,388	15,363	164,667	94,617
Proceeds received from nonsecuritization sales - equipment financing receivables	3,312	9,401	43,441	13,412
Proceeds received from nonsecuritization sales	$674,780	$845,774	$2,466,344	$1,530,300

Repurchased loans from residential agency sales and securitizations	$2,212	$1,122	$4,733	$3,666
Repurchased loans from residential nonagency sales	2,420	—	7,797	4,078
Repurchased loans from commercial sales and securitizations (1)	—	—	105,651	—

(1)	Represents loans that were voluntarily repurchased out of the Business Lending Trusts through a clean-up call, which were subsequently sold in third-party sales.
In connection with these transfers, the Company recorded servicing assets in the amount of $17,287 and $46,110 for the three and nine months ended September 30, 2015. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to

Note 7 for information relating to servicing activities and MSR and Note 13 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the change in fair value related to offsetting hedging positions.
The Company periodically transfers conforming residential Ginnie Mae (GNMA) mortgages in exchange for mortgage-backed securities.  As of September 30, 2015 and December 31, 2014, the Company retained zero and $9,001, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the condensed consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Transferred from Held for investment (HFI) to Held for Sale (HFS)	2015	2014	2015	2014
Residential mortgages	$89,849	$26,614	$799,570	$1,185,050
Government insured pool buyouts	218,413	159,243	704,085	401,499
Commercial and commercial real estate	348,875	13,060	348,875	44,438
Equipment financing receivables	3,130	9,401	40,320	13,271
Total transfers from HFI to HFS	$660,267	$208,318	$1,892,850	$1,644,258

Loans Transferred from HFS to HFI
Residential mortgages	$1,706	167,745	195,760	206,530
Government Insured Pool Buyouts	—	24,904	—	24,904
Total transfers from HFS to HFI	$1,706	$192,649	$195,760	$231,434
Loans and leases are transferred from loans and leases HFI to HFS when the Company no longer has the intent to hold the loans and leases for the foreseeable future. Loans and leases are transferred from HFS to HFI when the Company determines that it intends to hold these loans and leases for the foreseeable future and no longer has the intent to sell. Loan transfers from HFS to HFI and transfers from HFI to HFS represent noncash activities within the operating and investing sections of the statement of cash flows.
5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of September 30, 2015 and December 31, 2014 were comprised of the following:

	September 30, 2015	December 31, 2014
Residential mortgages	$11,311,881	$9,920,070
Commercial and commercial real estate	6,940,875	5,646,690
Equipment financing receivables	2,287,532	2,031,570
Home equity lines	332,183	156,869
Consumer and credit card	4,910	5,054
Total loans and leases held for investment, net of unearned income	20,877,381	17,760,253
Allowance for loan and lease losses	(71,897)	(60,846)
Total loans and leases held for investment, net	$20,805,484	$17,699,407
As of September 30, 2015 and December 31, 2014, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	September 30, 2015	December 31, 2014
Net purchased loan and lease discounts	$43,166	$47,108
Net deferred loan and lease origination costs	115,990	94,778
During the nine months ended September 30, 2015, significant purchases that impacted the Company's held for investment portfolio included government insured buyouts with an unpaid principal balance (UPB) of $2,138,426, which are categorized as residential mortgages in the table above, and commercial real estate with a UPB of $105,652. The Company also purchased into commercial credit facilities with an outstanding commitment of $818,287 and outstanding balances of $415,374. Please see Note 4 for disclosure of the Company's transfers and sales of financing receivables.
Of the $415,374 in commercial credit facility balances purchased during the nine months ended September 30, 2015, $91,721 of net recorded investment was purchased on May 11, 2015, representing the purchase of a portfolio of asset based lending loans. The purchase was funded entirely by cash with the transaction being accounted for using the acquisition method of accounting. Based on the acquisition method of accounting, consideration paid totaling $91,829 was allocated to the purchased loans and related accrued interest and fees with no additional assets recognized or liabilities assumed in the transaction. No goodwill was recognized in the transaction. The portfolio will continue to be operated out of New York as the Company hired several professionals who previously worked with the purchased portfolio.

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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the nine months ended September 30, 2015 and 2014 are as follows:

	September 30, 2015	September 30, 2014
Contractual payments receivable for acquired loans and leases at acquisition	$3,319,606	$4,334,951
Expected cash flows for acquired loans and leases at acquisition	2,152,753	2,689,008
Basis in acquired loans and leases at acquisition	1,986,531	2,533,686
Information pertaining to the ACI portfolio as of September 30, 2015 and December 31, 2014 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2015
Carrying value, net of allowance	$3,101,072	$129,625	$3,230,697
Outstanding unpaid principal balance	3,147,692	134,539	3,282,231
Allowance for loan and lease losses, beginning of period	5,974	2,042	8,016
Allowance for loan and lease losses, end of period	7,417	346	7,763
December 31, 2014
Carrying value, net of allowance	$2,616,728	$194,599	$2,811,327
Outstanding unpaid principal balance	2,655,497	198,061	2,853,558
Allowance for loan and lease losses, beginning of year	4,925	9,834	14,759
Allowance for loan and lease losses, end of year	5,974	2,042	8,016
The Company recorded a reduction of provision for loan loss of $253 and provision for loan loss of $427 for the ACI portfolio for the nine months ended September 30, 2015 and 2014, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the nine months ended September 30, 2015 and 2014:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2015
Balance, beginning of period	$240,650	$61,256	$301,906
Additions	166,222	—	166,222
Accretion	(97,781)	(8,986)	(106,767)
Reclassifications to (from) accretable yield	(83,712)	(6,022)	(89,734)
Balance, end of period	$225,379	$46,248	$271,627
September 30, 2014
Balance, beginning of period	$101,183	$59,663	$160,846
Additions	155,372	—	155,372
Accretion	(51,930)	(14,878)	(66,808)
Reclassifications to (from) accretable yield	(9,440)	25,879	16,439
Transfer from loans held for investment to loans held for sale	(2,522)	(344)	(2,866)
Balance, end of period	$192,663	$70,320	$262,983

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2015 and 2014 are as follows:

Three Months Ended September 30, 2015	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$24,385	$26,942	$10,391	$4,236	$137	$66,091
Provision for loan and lease losses	4,142	5,279	2,761	(1,051)	—	11,131
Charge-offs	(2,630)	(406)	(2,703)	(353)	—	(6,092)
Recoveries	91	4	602	70	—	767
Balance, end of period	$25,988	$31,819	$11,051	$2,902	$137	$71,897
Three Months Ended September 30, 2014
Balance, beginning of period	$20,421	$27,943	$5,565	$2,667	$132	$56,728
Transfers to loans held for sale	—	(2,482)	—	—	—	(2,482)
Provision for loan and lease losses	5,115	(1,659)	2,917	299	63	6,735
Charge-offs	(2,023)	(568)	(1,548)	(171)	(28)	(4,338)
Recoveries	127	6	180	289	—	602
Balance, end of period	$23,640	$23,240	$7,114	$3,084	$167	$57,245

Nine Months Ended September 30, 2015	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of period	$25,098	$23,095	$8,649	$3,814	$190	$60,846
Provision for loan and lease losses	8,304	10,924	9,071	(245)	9	28,063
Charge-offs	(7,616)	(2,424)	(8,172)	(917)	(62)	(19,191)
Recoveries	202	224	1,503	250	—	2,179
Balance, end of period	$25,988	$31,819	$11,051	$2,902	$137	$71,897
Nine Months Ended September 30, 2014
Balance, beginning of period	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Transfers to loans held for sale	(5,052)	(2,482)	—	(191)	—	(7,722)
Provision for loan and lease losses	8,249	1,015	5,950	609	109	15,929
Charge-offs	(6,998)	(5,287)	(3,675)	(650)	(63)	(16,673)
Recoveries	944	7	566	504	—	2,021
Balance, end of period	$23,640	$23,240	$7,114	$3,084	$167	$57,245

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of September 30, 2015 and December 31, 2014:

September 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,606	$15,965	$7,417	$25,988
Commercial and commercial real estate	7,334	24,139	346	31,819
Equipment financing receivables	281	10,770	—	11,051
Home equity lines	—	2,902	—	2,902
Consumer and credit card	—	137	—	137
Total allowance for loan and lease losses	$10,221	$53,913	$7,763	$71,897
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$17,419	$8,185,973	$3,108,489	$11,311,881
Commercial and commercial real estate	86,237	6,724,667	129,971	6,940,875
Equipment financing receivables	448	2,287,084	—	2,287,532
Home equity lines	—	332,183	—	332,183
Consumer and credit card	—	4,910	—	4,910
Total loans and leases held for investment	$104,104	$17,534,817	$3,238,460	$20,877,381

December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,896	$16,228	$5,974	$25,098
Commercial and commercial real estate	720	20,333	2,042	23,095
Equipment financing receivables	—	8,649	—	8,649
Home equity lines	—	3,814	—	3,814
Consumer and credit card	—	190	—	190
Total allowance for loan and lease losses	$3,616	$49,214	$8,016	$60,846
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$16,642	$7,280,726	$2,622,702	$9,920,070
Commercial and commercial real estate	42,267	5,407,782	196,641	5,646,690
Equipment financing receivables	—	2,031,570	—	2,031,570
Home equity lines	—	156,869	—	156,869
Consumer and credit card	—	5,054	—	5,054
Total loans and leases held for investment	$58,909	$14,882,001	$2,819,343	$17,760,253
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of September 30, 2015 and December 31, 2014:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
September 30, 2015
Residential mortgages:
Residential (1)	$7,337,233	$—	$27,289	$7,364,522
Government insured pool buyouts (2) (3)	3,537,434	409,925	—	3,947,359
Equipment financing receivables	2,273,871	—	13,661	2,287,532
Home equity lines	327,997	—	4,186	332,183
Consumer and credit card	4,905	—	5	4,910
Total	$13,481,440	$409,925	$45,141	$13,936,506

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial and commercial real estate:
Mortgage warehouse finance	$2,162,627	$—	$—	$—	$2,162,627
Lender finance	1,117,886	—	—	—	1,117,886
Other commercial finance	208,489	2,990	148	—	211,627
Commercial real estate	3,312,148	14,759	121,828	—	3,448,735
Total commercial and commercial real estate	$6,801,150	$17,749	$121,976	$—	$6,940,875

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2014
Residential mortgages:
Residential (1)	$6,302,172	$—	$22,793	$6,324,965
Government insured pool buyouts (2) (3)	3,096,877	498,228	—	3,595,105
Equipment financing receivables	2,020,613	—	10,957	2,031,570
Home equity lines	154,506	—	2,363	156,869
Consumer and credit card	5,016	—	38	5,054
Total	$11,579,184	$498,228	$36,151	$12,113,563

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,356,651	$—	$—	$—	$1,356,651
Lender finance	749,393	13,060	—	—	762,453
Other commercial finance	63,460	—	351	—	63,811
Commercial real estate	3,325,936	34,010	103,829	—	3,463,775
Total commercial and commercial real estate	$5,495,440	$47,070	$104,180	$—	$5,646,690

(1)	For the periods ended September 30, 2015 and December 31, 2014, performing residential mortgages included $4,871 and $6,287, respectively, of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended September 30, 2015 and December 31, 2014, performing government insured pool buyouts included $2,404,581 and $2,143,384, respectively, of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of September 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
September 30, 2015
Residential mortgages:
Residential	$7,399	$7,046	$27,289	$41,734	$7,276,242	$7,317,976
Government insured pool buyouts (1)	29,174	23,603	409,925	462,702	422,714	885,416
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	2,162,627	2,162,627
Lender finance	—	—	—	—	1,117,886	1,117,886
Other commercial finance	—	—	—	—	208,076	208,076
Commercial real estate	3,741	—	3,406	7,147	3,315,168	3,322,315
Equipment financing receivables	20,795	5,480	4,126	30,401	2,257,131	2,287,532
Home equity lines	1,044	665	4,186	5,895	326,288	332,183
Consumer and credit card	49	5	5	59	4,851	4,910
Total loans and leases held for investment	$62,202	$36,799	$448,937	$547,938	$17,090,983	$17,638,921

December 31, 2014
Residential mortgages:
Residential	$9,941	$4,817	$22,793	$37,551	$6,230,161	$6,267,712
Government insured pool buyouts (1)	50,955	32,869	498,228	582,052	447,604	1,029,656
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,356,651	1,356,651
Lender finance	—	—	—	—	762,453	762,453
Other commercial finance	1	—	—	1	59,654	59,655
Commercial real estate	1,139	—	2,498	3,637	3,267,653	3,271,290
Equipment financing receivables	18,521	4,114	3,263	25,898	2,005,672	2,031,570
Home equity lines	1,040	845	2,363	4,248	152,621	156,869
Consumer and credit card	16	7	38	61	4,993	5,054
Total loans and leases held for investment	$81,613	$42,652	$529,183	$653,448	$14,287,462	$14,940,910

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is collectible from the insuring governmental agency.
Residential Foreclosures and Repossessed Assets — Once all potential alternatives for loan reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property is recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At September 30, 2015 and December 31, 2014, the Company had loans collateralized by residential real estate with carrying values of $2,735,213 and $2,544,314, respectively that were 120 days or more past due. Of the residential loans that were 120 days or more past due, $2,706,320 and $2,519,022 represented loans that were government insured at September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015 and December 31, 2014, the Company had foreclosure claims receivable of $513,572 and $451,125, net of valuation allowances of $15,243 and $17,336 respectively.  At September 30, 2015 and December 31, 2014, the Company had residential other real estate owned of $5,736 and $8,013, net of valuation allowances of $360 and $441, respectively.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$12,203	$10,978	$2,606	$10,618	$10,162	$2,896
Commercial and commercial real estate:
Commercial real estate	49,125	48,857	7,334	14,566	11,290	720
Equipment financing receivables	448	448	281	—	—	—
Total impaired loans with an allowance recorded	$61,776	$60,283	$10,221	$25,184	$21,452	$3,616

Without a related allowance recorded:
Residential mortgages:
Residential	$7,352	$6,441		$7,466	$6,480
Commercial and commercial real estate:
Commercial real estate	40,831	37,380		41,955	30,977
Total impaired loans without an allowance recorded	$48,183	$43,821		$49,421	$37,457

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,556	$108	$16,283	$106
Commercial real estate	69,075	25	56,370	454
Equipment financing receivables	565	—	—	—
Total impaired loans	$87,196	$133	$72,653	$560

	Nine Months Ended September 30,
	2015		2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,240	$373	$51,570	$1,141
Commercial real estate	54,207	225	41,404	1,016
Equipment financing receivables	358	4	—	—
Total impaired loans	$71,805	$602	$92,974	$2,157

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days and greater past due and still accruing as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Nonaccrual Status	90 Days and Greater Past Due and Accruing	Nonaccrual Status	90 Days and Greater Past Due and Accruing
Residential mortgages:
Residential	$27,289	$—	$22,793	$—
Government insured pool buyouts	—	409,925	—	498,228
Commercial and commercial real estate:
Commercial real estate	78,801	—	39,049	—
Equipment financing receivables	13,661	—	10,957	—
Home equity lines	4,186	—	2,363	—
Consumer and credit card	5	—	38	—
Total non-performing loans and leases	$123,942	$409,925	$75,200	$498,228
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
The following is a summary of information relating to modifications considered to be TDRs for the three and nine months ended September 30, 2015 and 2014 that remain TDRs as of the respective balance sheet dates:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	1	$198	$198	5	$1,392	$1,396
Commercial real estate	3	9,141	9,141	6	14,575	14,575
Total	4	$9,339	$9,339	11	$15,967	$15,971

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	—	$—	$—	3	$1,217	$1,218
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the 12 months preceding September 30, 2015 and 2014 that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	6	$1,536	6	$1,536

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$881	2	$881

The recorded investment of TDRs as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Loan Type:
Residential mortgages	$17,419	$16,642
Commercial and commercial real estate	16,464	9,613
Equipment financing receivables	501	—
Total recorded investment of TDRs	$34,384	$26,255
Accrual Status:
Current	$14,969	$11,786
30-89 days past-due accruing	1,590	1,848
Nonaccrual	17,825	12,621
Total recorded investment of TDRs	$34,384	$26,255
TDRs classified as impaired loans	$34,384	$26,255
Valuation allowance on TDRs	2,827	3,259
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$362,803	$437,595	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	17,287	20,848	46,110	42,952
Sale of servicing rights	(1,898)	—	(35,938)	(55,547)
Amortization	(16,760)	(19,572)	(56,065)	(59,170)
Decrease (increase) in valuation allowance	(4,450)	3,071	(32,075)	8,012
Other	568	(699)	(101)	(1,684)
Balance, end of period	$357,550	$441,243	$357,550	$441,243
Valuation allowance:
Balance, beginning of period	$13,084	$3,071	$—	$8,012
Increase in valuation allowance	4,795	—	48,147	—
Recoveries	(345)	(3,071)	(16,072)	(8,012)
Write-off of impairment	(640)	—	(15,181)	—
Balance, end of period	$16,894	$—	$16,894	$—
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three and nine months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractually specified service fees, net	$24,131	$31,106	$79,899	$99,499
Other ancillary fees	2,501	4,249	9,395	19,793
Other	525	545	1,564	3,642
Total	$27,157	$35,900	$90,858	$122,934
Residential
For the nine months ended September 30, 2015, the Company recorded residential MSR impairment of $32,075. In addition, as a result of the sale of MSR to Ditech Financial LLC (Ditech), formerly known as GreenTree Servicing LLC, effective May 1, 2015 and the sale to Nationstar Mortgage LLC (NSM) during the third quarter of 2015 the Company determined that $15,181 of the basis of the MSR asset was permanently impaired and non-recoverable and thus wrote off the $15,181 through the valuation allowance upon sale. Therefore, the remaining balance of the valuation allowance is $16,894 at September 30, 2015. The remaining sale to NSM is expected to close in the fourth quarter of 2015 as the Company received Fannie Mae approvals, transferring approximately $3,384,843 of UPB with an estimated net book value of $18,921. Given the evidence provided through the negotiation process regarding the fair value of the Company's MSR, the bid information received was incorporated into the estimate of the fair value of MSR.

For loans securitized and sold with servicing retained during the three and nine months ended September 30, 2015 and 2014, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Average discount rates	10.17%	—	11.39%	10.08%	—	11.39%
Expected prepayment speeds	7.09%	—	9.76%	7.09%	—	11.38%
Weighted-average life in years	7.41	—	8.18	6.29	—	8.28

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Average discount rates	8.76%	—	14.50%	8.76%	—	14.50%
Expected prepayment speeds	11.35%	—	12.59%	11.35%	—	13.76%
Weighted-average life in years	6.16	—	6.40	6.03	—	6.41
At September 30, 2015 and December 31, 2014, the Company estimated the fair value of its capitalized residential MSR to be approximately $356,530 and $436,727, respectively. The carrying value of its residential MSR was $356,530 and $432,716 at September 30, 2015 and December 31, 2014, respectively. The carrying value and the fair value are equal as of September 30, 2015 as the fair value of all tranches of our residential MSR was below the cost basis. The unpaid principal balance below excludes $8,247,000 and $8,073,000 at September 30, 2015 and December 31, 2014, respectively, for residential loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows, leading to a level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 13.
The characteristics used in estimating the fair value of the residential MSR portfolio at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Unpaid principal balance	$34,786,000	$41,190,000
Gross weighted-average coupon	4.29%	4.37%
Weighted-average servicing fee	0.27%	0.29%
Expected prepayment speed (1)	12.11%	12.97%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of September 30, 2015 and December 31, 2014 is presented below.

	September 30, 2015	December 31, 2014
Prepayment Rate
10% adverse rate change	$14,575	$18,294
20% adverse rate change	28,274	35,347
Discount Rate
10% adverse rate change	13,393	15,932
20% adverse rate change	25,863	30,770
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $1,020 and $2,903 at September 30, 2015 and December 31, 2014, respectively. The Company recognized $2,900 and $5,260 of prepayment penalty income in other noninterest income during the three months ended September 30, 2015 and 2014, respectively, and $9,354 and $10,607 during the nine months ended September 30, 2015 and 2014.

8. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Trust preferred securities	$103,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $2,647 and $0, respectively	172,353	—
Total trust preferred securities and subordinated notes payable	$276,103	$103,750
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
The subordinated notes are unsecured and will rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes will be subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes will be obligations of EverBank Financial Corp only and will not be guaranteed by any subsidiaries, including EB. Additionally, the subordinated notes will be structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries, which means that creditors of our subsidiaries (including in the case of EB, its depositors) generally will be paid from those subsidiaries' assets before holders of the subordinated notes would have any claim to those assets.
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
9.  Income Taxes
For the three and nine months ended September 30, 2015 the Company's effective income tax rate was 37.6% and 37.8%, respectively. For the three and nine months ended September 30, 2014 the Company's effective income tax rate was 37.9%. The effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes for all periods.
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
During the nine months ended September 30, 2015, 1,231,116 options were exercised with a total intrinsic value of $10,303.
Nonvested Stock - The Company issued 298,916 nonvested shares of stock to certain employees as an incentive for continued employment and to certain directors in lieu of cash payouts for compensation during the nine months ended September 30, 2015. These shares usually vest based on the grantee's future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight line basis over the applicable vesting schedule. The weighted-average grant date fair value of these shares was $17.58 per share, which is the fair value of the Company's common stock at grant date adjusted for expected dividends as the Company's restricted shares do not accrue dividends.

11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$29,583	$43,519	$85,380	$110,061
Less dividends on preferred stock	(2,532)	(2,532)	(7,594)	(7,594)
Net income allocated to common shareholders	$27,051	$40,987	$77,786	$102,467
(Units in Thousands)
Average common shares outstanding	124,823	122,950	124,373	122,826
Common share equivalents:
Stock options	1,903	2,323	1,879	2,299
Nonvested stock	373	200	316	167
Average common shares outstanding, assuming dilution	127,099	125,473	126,568	125,292
Basic earnings per share	$0.22	$0.33	$0.63	$0.83
Diluted earnings per share	$0.21	$0.33	$0.61	$0.82
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options	1,457,162	775,715	1,260,909	1,134,422

12.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, deposits, or accounts payable and accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of September 30, 2015 and December 31, 2014 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
September 30, 2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,178,000	$—	$43,051
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	705,415	13,132	76
Forward and optional forward sale commitments	3,052,422	12	27,612
Forward and optional forward purchase commitments	1,572,000	9,661	657
Interest rate swaps and futures	45,658	—	691
Foreign exchange contracts	546,283	1,947	12,934
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	151,355	1,417	—
Options embedded in client deposits	149,951	—	1,410
Indemnification asset	93,584	1,849	—
Total freestanding derivatives		28,018	43,380
Netting and cash collateral adjustments (1)		(10,856)	(81,995)
Total derivatives		$17,162	$4,436

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2014
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$578,000	$—	$22,601
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	592,378	10,544	340
Forward and optional forward sale commitments	961,905	38	7,030
Forward and optional forward purchase commitments	274,000	387	7
Interest rate swaps and futures	503,335	—	483
Foreign exchange contracts	656,476	792	17,604
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	152,880	6,127	—
Options embedded in client deposits	151,500	—	6,034
Indemnification asset	101,623	6,658	—
Total freestanding derivatives		24,546	31,498
Netting and cash collateral adjustments (1)		(5,737)	(46,917)
Total derivatives		$18,809	$7,182

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of September 30, 2015 and December 31, 2014 include derivative positions netted totaling $10,516 and $3,437, respectively.

Cash Flow Hedges
As of September 30, 2015, AOCI included $16,562 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 19 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and nine months ended September 30, 2015 and 2014 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(46,461)	$(3,391)	$(44,191)	$(39,186)
Gains (losses) on indemnification asset (2)	(133)	260	(577)	(811)
Gains (losses) on foreign exchange forward contracts (3)	(32,467)	(38,706)	(52,613)	(14,779)
Other	(77)	8	(145)	(7)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 13 for additional information relating to the indemnification asset.

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
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on September 30, 2015 and December 31, 2014 was $84,945 and $47,725, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2015 and December 31, 2014, $71,479 and $43,480, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of September 30, 2015 and December 31, 2014, $121,662 and $79,296, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2015 and December 31, 2014, $340 and $2,300, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of September 30, 2015 and December 31, 2014, the Company held $1,281 and $2,300, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of September 30, 2015 and December 31, 2014, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale and certain other assets for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Netting	Total
September 30, 2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$572,336	$—		$572,336
Asset-backed securities	—	1,375	—		1,375
Other	206	187	—		393
Total available for sale securities	206	573,898	—		574,104
Loans held for sale	—	347,038	754,303		1,101,341
Other assets (1)	—	—	784		784
Derivative financial instruments:
Derivative assets (Note 12)	—	14,886	13,132	(10,856)	17,162
Derivative liabilities (Note 12)	—	86,355	76	(81,995)	4,436

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$774,235	$—		$774,235
Asset-backed securities	—		1,395	—		1,395
Other	470		211	—		681
Total available for sale securities	470		775,841	—		776,311
Loans held for sale	—		410,948	317,430		728,378
Derivative financial instruments:
Derivative assets (Note 12)	—	(2)	7,344	17,202	(5,737)	18,809
Derivative liabilities (Note 12)	—		53,759	340	(46,917)	7,182

(1)
Other assets represent the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of September 30, 2015 the Company had outstanding commitments of $70,533 related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate swap futures.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Loans Held for Sale (1)	Other Assets (2)	Freestanding Derivatives, net (3)
Three Months Ended September 30, 2015
Balance, beginning of period	$653,849	$(381)	$14,213
Issuances	415,136	383	33,079
Sales	(318,915)	—	—
Settlements	(4,910)	(91)	(37,390)
Gains (losses) included in earnings for the period	9,143	873	3,154
Balance, end of period	$754,303	$784	$13,056
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2015	$7,310	$921	$5,056

Three Months Ended September 30, 2014
Balance, beginning of period	$156,546	$—	$16,712
Issuances	304,213	—	24,191
Sales	(157,977)	—	—
Settlements	(2,754)	—	(26,278)
Gains (losses) included in earnings for the period	546	—	1,029
Balance, end of period	$300,574	$—	$15,654
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2014	$1,273	$—	$(1,058)

	Loans Held for Sale (1)	Other Assets (2)	Freestanding Derivatives, net (3)
Nine Months Ended September 30, 2015
Balance, beginning of period	$317,430	$—	$16,862
Issuances	1,330,276	(397)	95,631
Sales	(871,661)	—	—
Settlements	(31,159)	445	(97,229)
Gains (losses) included in earnings for the period	9,417	736	(2,208)
Balance, end of period	$754,303	$784	$13,056
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2015	$7,310	$784	$13,056

Nine Months Ended September 30, 2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	568,290	—	47,105
Sales	(301,322)	—	—
Settlements	(29,642)	—	(62,244)
Gains (losses) included in earnings for the period	4,336	—	24,932
Balance, end of period	$300,574	$—	$15,654
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2014	$1,273	$—	$9,792

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(2)	Net realized and unrealized gains (losses) on extended written loan commitments are included in gain on sale of loans.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification asset are recorded in general and administrative expense.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2015				Min.		Max.	Weighted Avg.
IRLCs, net	$13,056	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	79.83%	(2)
Loans held for sale	754,303	Discounted cash flow	Cost of funds	2.01%	-	3.15%	2.85%
			Prepayment rate	5.08%	-	23.97%	9.23%
			Default rate	0.00%	-	3.46%	0.42%
			Weighted average life (in years)	3.41	-	10.56	7.60
			Cumulative loss	0.00%	-	0.73%	0.06%
			Loss severity	2.30%	-	30.93%	12.34%
Other assets	784	Discounted cash flow	Loan closing ratio	1.00%		99.00%	71.57%	(2)
December 31, 2014
Indemnification asset	$6,658	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	5.35%	-	70.23%	31.14%	(1)
			Loss duration (in months)	18	-	90	44	(1)
			Loss severity	(1.77)%	-	16.15%	7.84%	(1)
IRLCs, net	10,204	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	74.73%	(2)
Loans held for sale	317,430	Discounted cash flow	Cost of funds	2.07%	-	2.91%	2.58%
			Prepayment rate	5.87%	-	23.77%	14.17%
			Default rate	0.00%	-	2.36%	0.34%
			Weighted average life (in years)	3.39	-	9.00	5.62
			Cumulative loss	0.00%	-	0.43%	0.05%
			Loss severity	2.05%	-	21.70%	11.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that we use in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at September 30, 2015 and December 31, 2014:

September 30, 2015
Fair value carrying amount	$1,101,341
Aggregate unpaid principal balance	1,065,004
Fair value carrying amount less aggregate unpaid principal	$36,337
December 31, 2014
Fair value carrying amount	$728,378
Aggregate unpaid principal balance	704,835
Fair value carrying amount less aggregate unpaid principal	$23,543
No loans recorded under the fair value option were 90 days or more past due or on nonaccrual status at September 30, 2015 or December 31, 2014.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding was $30,875 and $35,427 for the three and nine months ended September 30, 2015, respectively, and $20,697 and $21,861 for the three and nine months ended September 30, 2014, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
The Company has elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration these loan commitments are present on the balance sheet, the Company has elected the fair value option of accounting. The fair value option of accounting was elected for these instruments due to the burden of complying with the requirements of hedge accounting. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net losses from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those commitments was $921 and

$784 for the three and nine months ended September 30, 2015, respectively. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at September 30, 2015 and December 31, 2014 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
September 30, 2015
Collateral-dependent loans	$—	$—	$49,352	$49,352	$6,614
Other real estate owned (1)	—	—	4,155	4,155	2,732
Mortgage servicing rights (2)	—	—	356,530	356,530	16,894
Loans held for sale	—	—	213	213	10
December 31, 2014
Collateral-dependent loans	$—	$—	$11,282	$11,282	$720
Other real estate owned (1)	—	—	10,207	10,207	3,107
Mortgage servicing rights (2)	—	—	59,731	59,731	(8,012)
Loans held for sale	—	—	1,140	1,140	(186)

(1)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(2)
The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances. Total gains and losses due to change in fair value excludes write-offs of the valuation allowance of $15.2 million related to the sale of $35.9 million in MSR during the nine months ended ended September 30, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2015				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$49,352	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	4,155	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	356,530	Discounted cash flow	Prepayment speed	8.96%	-	24.69%	11.75%	(2)
			Discount rate	9.53%	-	10.07%	9.62%	(3)
Loans held for sale	213	Discounted cash flow	Cost of funds	1.08%	-	1.77%	1.37%
			Prepayment rate	1.82%	-	22.56%	11.47%
			Default rate	0.00%	-	100%	18.42%
			Weighted average life (in years)	0.70	-	13.80	7.05
			Cumulative loss	0.00%	-	47.89%	3.63%
			Loss severity	0.00%	-	47.89%	17.80%
December 31, 2014
Collateral-dependent loans	$11,282	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	10,207	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	59,731	Discounted cash flow	Prepayment speed	13.16%	-	17.30%	14.66%	(2)
			Discount rate	9.74%	-	9.81%	9.77%	(3)
Loans held for sale	1,140	Discounted cash flow	Cost of funds	0.86%	-	2.72%	2.49%
			Prepayment rate	7.00%	-	13.70%	11.11%
			Default rate	0.00%	-	100.00%	28.56%
			Weighted average life (in years)	4.92	-	9.35	6.69
			Cumulative loss	0.00%	-	41.91%	5.51%
			Loss severity	0.00%	-	46.13%	24.98%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Financial assets:
Investment securities:
Held to maturity	$112,219	$115,885	$—	$115,885	$—
Loans held for sale (1)	382,413	382,352	—	1,505	380,847
Loans held for investment (2)	19,000,070	19,123,032	—	—	19,123,032
Financial liabilities:
Time deposits	$6,458,656	$6,516,359	$—	$6,516,359	$—
Other borrowings	5,297,000	5,339,861	—	5,339,861	—
Trust preferred securities and subordinated notes payable	276,103	265,998	176,808	—	89,190
December 31, 2014
Financial assets:
Investment securities:
Held to maturity	$115,084	$118,230	$—	$118,230	$—
Loans held for sale (1)	245,129	245,330	—	9,001	236,329
Loans held for investment (2)	16,178,989	16,436,610	—	—	16,436,610
Financial liabilities:
Time deposits	$5,473,080	$5,503,993	$—	$5,503,993	$—
Other borrowings	4,004,000	4,016,937	—	4,016,937	—
Trust preferred securities	103,750	93,186	—	—	93,186

(1)	The carrying value of loans held for sale excludes $1,101,341 and $728,378 in loans measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $60,846 and $52,197 as of September 30, 2015 and December 31, 2014, respectively. In addition, the carrying values exclude $1,805,414 and $1,520,418 of lease financing receivables within the equipment financing receivables portfolio as of September 30, 2015 and December 31, 2014, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within the other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in the market and are therefore classified within level 1 of the valuation hierarchy. The remaining investment portfolio (nonagency CMO, ABS, agency CMO which contain both available for sale and held to maturity investment securities and agency MBS securities) uses fair values which are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values and therefore classified within level 2 of the fair value hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive market. As of September 30, 2015 and December 31, 2014, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option are derived from quoted market prices for similar loans resulting in a classification within level 2 of the valuation hierarchy or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans resulting in a classification within level 3 of the valuation hierarchy. Certain conforming residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs for similar loans, which are derived from third party loan sales and securitizations and, therefore, are classified within level 2 of the valuation hierarchy. Fair values for non-

conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market are derived from models using characteristics of the loans including product type, pricing features, underlying collateral and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which a majority of the significant assumptions are observable in the market. The Company estimates the fair value of loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates and these loans are therefore classified within level 3 of the valuation hierarchy. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
Loans Held for Investment — Fair values for loans held for investment are derived using a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, credit profile of the loans, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including credit loss assumptions, servicing cost (if any), prepayment forecasts, and risk adjusted capital to determine the discount rate. These assumptions are derived from internal and third party databases. Noting the valuation is derived from model-based techniques, the Company includes loans held for investment within level 3 of the valuation hierarchy.
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
Time Deposits — The fair value of fixed-rate certificates of deposit is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market and therefore time deposits are classified within level 2 of the valuation hierarchy.
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
Subordinated Notes Payable —The Company issued and sold through a public offering $175.0 million of subordinated notes on June 30, 2015. These notes are valued using quoted market prices for the publicly traded debt and are therefore classified within level 1 of the valuation hierarchy.
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
Indemnification Asset —To determine the fair value of the indemnification asset the Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse. The significant unobservable inputs used in the fair value measurement of the indemnification asset are the reinstatement rate, loss severity and loss duration. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. The reinstatement rate is determined by analyzing historical default activity of similar loans. Loss severity is estimated as the interest rate spread between the note and debenture rate of the government insured loans as well as advance costs that are not reimbursable by the FHA, which is then extrapolated over the expected loss duration. Loss severity represents the interest loss severity as a percentage of UPB. Negative loss severity results from the indemnifying party receiving a debenture interest rate from the insuring agency that more than offsets the lower note interest rate payments due from the indemnifying party under the indemnification agreement. As the Company calculates the fair value of the indemnification asset using unobservable inputs, the Company classifies the indemnification asset within level 3 of the valuation hierarchy. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience. Counterparty credit risk is taken into account when determining fair value.
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

Unfunded credit extension commitments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Commercial (1)	$1,986,070	$1,475,846
Home equity lines of credit	92,652	23,107
Credit card lines of credit	34,462	33,913
Standby letters of credit	12,019	859
Total unfunded credit extension commitments	$2,125,203	$1,533,725

(1)	Of the outstanding unfunded commercial commitments, $918,157 and $503,138 were cancellable by the Company at September 30, 2015 and December 31, 2014, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $120,192 and $146,410 of these commitments outstanding as of September 30, 2015 and December 31, 2014, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Residential	$740,399	$535,679
Commercial	1,074,507	623,540
Equipment financing receivables	348,764	281,778
Total commitments to lend in the pipeline	$2,163,670	$1,440,997
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At September 30, 2015 and December 31, 2014, the Company had $211,164 and $100,018, respectively, in letters of credit outstanding.
EB periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of September 30, 2015 are as follows:

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
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through September 30, 2015, the Company originated, sold and securitized approximately $69,060,366 of mortgage loans to GSEs and private non-GSE purchasers. From 2004 through 2009 a majority of the conventional conforming and federally insured single-family mortgage loans sold to non-GSEs were agency deliverable products that were eventually sold by large aggregators of agency product who securitized and sold the loans to the agencies.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. Certain of the Company's private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions for certain non-conforming jumbo loan products and community reinvestment loans the Company originates and sells under the State of Florida housing program.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated in 2003 through September 30, 2015 and sold in years 2004 through September 30, 2015. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $4,968 and $25,940 at September 30, 2015 and December 31, 2014, respectively, and is recorded in accounts payable and accrued liabilities.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced at September 30, 2015 and December 31, 2014, was $43,033,657 and $49,262,915, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at September 30, 2015 and December 31, 2014, was $1,403 and $2,947, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $139,680 and $137,809 at September 30, 2015 and December 31, 2014, respectively.
Legal Actions —On April 13, 2011, each of the Company and EB entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EB's mortgage foreclosure practices and the Company's oversight of those practices. The Office of the Comptroller of the Currency (OCC) succeeded the OTS with respect to EB's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. The Company was also required to retain an independent firm as part of an "Independent Foreclosure Review" program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010 in order to determine whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EB reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of $39,932, which was paid in 2013 by EB to a settlement fund that provides relief to qualified borrowers and $6,344 was paid to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. During 2014, all of the contributions were made to various organizations. This agreement has not eliminated all of the Company's risks associated with foreclosure-related practices, and it does not protect EB from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. A second amendment to the April 2011 consent order was entered into by EB with the OCC on June 16, 2015, pursuant to which EB is not prohibited, but has agreed to seek regulatory non-objection for certain mortgage servicing and subservicing-related activities and transactions until the termination of its consent order. All terms of the April 2011 consent order that were not explicitly superseded by these amendments remain in effect without modification.
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
In September 2015, EB received a Preliminary Report (Report) from HUD pursuant to an on-site review of settled FHA single family insurance claims filed by EverBank. The purpose of the review was to determine EverBank’s compliance with HUD regulations, policies and procedures, and establish better communication between EverBank and HUD. The Report alleged that EverBank had received excessive FHA insurance benefits by submitting claims that were not in compliance with HUD’s requirements. EverBank has begun assessing the merits of the Report but does not yet have an estimate of amounts owed to HUD.
In addition, other government agencies, including state attorneys general and the U.S. Department of Justice, continue to investigate various mortgage related practices of the Company and other major mortgage servicers. The Company continues to cooperate with these investigations. These investigations could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), or other enforcement actions, as well as significant legal costs. The Company has evaluated subsequent events through the date on which financial statements are available to be issued and is currently unable to estimate any loss that may result from penalties or fines imposed by the OCC or other governmental agencies and accordingly, no amounts have been accrued.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$35,125	$35,125	$121,730	$121,730
On-balance-sheet securitizations	—	—	9,001	9,001
Debt securities	686,117	686,117	890,924	890,924
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in both the Company’s overall analysis of the allowance for loan and lease losses and, when not yet fully funded, the Company's reserve for unfunded commitments. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records these commercial loans on its condensed consolidated balance sheet as loans held for investment.
On-balance sheet securitizations
The Company engages in on-balance-sheet securitizations which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s condensed consolidated balance sheet. The Company securitizes mortgage loans generally through a GSE, such as GNMA, Fannie Mae (FNMA) or Federal Home Lending Mortgage Corp (FHLMC) (U.S. agency-sponsored mortgages). Occasionally, the Company will transfer conforming residential mortgages to GNMA in exchange for mortgage-backed securities. The Company maintains effective control over pools of transferred assets that remain unsold at the end of the period. Accordingly, the Company has not recorded these transfers as sales. These transferred assets are recorded in the condensed consolidated balance sheet as loans held for sale.
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
Mortgage securitizations
The Company provides a variety of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These mortgage loan securitizations are non-recourse except in accordance with the Company's standard obligations under representations and warranties. Thereby, the transactions effectively transfer the risk of future credit losses to the purchasers of the securities issued by the trust. The Company generally retains the servicing rights of the transferred assets but does not retain any other interest in the entities. Because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, the Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations.
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
16.  Segment Information
The Company has three reportable business segments: Consumer Banking, Commercial Banking, and Corporate Services. The Company’s reportable business segments are strategic business units that offer distinctive products and services marketed through different channels. These segments are managed separately because of their marketing and distribution requirements.
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three and nine months ended September 30, 2015 and 2014. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended September 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$92,157		$80,790	$(4,107)	$—	$168,840
Total net revenue	125,004	(1)	88,994	(3,963)	—	210,035
Intersegment revenue	10,416		(10,416)	—	—	—
Depreciation and amortization	2,306		2,828	1,794	—	6,928
lncome (loss) before income taxes	27,899	(1)	50,568	(31,069)	—	47,398
Total assets	15,649,933		9,678,171	274,938	(388,299)	25,214,743

	As of and for the Three Months Ended September 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$84,635		$63,302	$(1,601)	$—	$146,336
Total net revenue	159,876	(2)	76,099	(1,425)	—	234,550
Intersegment revenue	17,635		(17,635)	—	—	—
Depreciation and amortization	2,246		3,452	1,971	—	7,669
Income (loss) before income taxes	48,624	(2)	46,981	(25,543)	—	70,062
Total assets	13,292,823		7,257,986	120,054	(160,521)	20,510,342

	As of and for the Nine Months Ended September 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$269,169		$231,392	$(7,258)	$—	$493,303
Total net revenue	395,132	(1)	262,533	(6,832)	—	650,833
Intersegment revenue	33,841		(33,841)	—	—	—
Depreciation and amortization	6,976		8,354	5,081	—	20,411
Income (loss) before income taxes	73,356	(1)	155,362	(91,464)	—	137,254
Total assets	15,649,933		9,678,171	274,938	(388,299)	25,214,743

	As of and for the Nine Months Ended September 30, 2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$236,753		$185,386	$(4,768)	$—	$417,371
Total net revenue	466,005	(2)	217,601	(4,169)	—	679,437
Intersegment revenue	48,332		(48,332)	—	—	—
Depreciation and amortization	6,842		11,721	5,842	—	24,405
Income (loss) before income taxes	124,487	(2)	131,195	(78,459)	—	177,223
Total assets	13,292,823		7,257,986	120,054	(160,521)	20,510,342

(1) Segment earnings in the Consumer Banking segment included a $4,450 charge for MSR impairment for the three months ended September 30, 2015 and a $32,075 charge for MSR impairment for the nine months ended September 30, 2015.
(2) Segment earnings in the Consumer Banking segment included a $3,071 recovery on the MSR valuation allowance for the three months ended September 30, 2014 and an $8,012 recovery on the MSR valuation allowance for the nine months ended September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine months ended September 30, 2015 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Performance Highlights
Third Quarter 2015 Key Highlights

•
GAAP net income available to common shareholders was $27.1 million for the third quarter 2015, compared to $39.0 million for the second quarter 2015 and $41.0 million for the third quarter 2014. GAAP diluted earnings per share in the third quarter 2015 were $0.21 compared to $0.31 in the second quarter 2015 and $0.33 in the third quarter 2014.

•
Adjusted net income available to common shareholders was $28.8 million for the third quarter 2015, compared to $43.9 million for the second quarter 2015 and $41.5 million for the third quarter 2014.[1] Adjusted diluted earnings per common share in the third quarter 2015 were $0.23 compared to $0.35 in the second quarter 2015 and $0.33 in the third quarter 2014.[1]

•	Total assets of $25.2 billion, an increase of 23% year over year.

•	Portfolio loans held for investment (HFI) of $20.9 billion, an increase of 26% year over year.

•	Total originations of $3.3 billion, an increase of 8% year over year. Commercial originations increased 32% year over year to $1.0 billion.

•	Total deposits of $17.6 billion, an increase of 21% year over year. Commercial deposits increased 70% year over year to $4.0 billion.

•	Net interest margin (NIM) of 2.90%.

•	Adjusted return on average equity (ROE)[1] was 6.9% for the quarter and 9.1% year to date. GAAP ROE was 6.5% and 6.3% year to date.

•	Tangible common equity per common share was $13.00 at September 30, 2015, an increase of 5% year over year.[1]

•	Adjusted non-performing assets to total assets[1] were 0.55% at September 30, 2015. Annualized net charge-offs to average total loans and leases held for investment were 0.11% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 10.2% and bank Tier 1 leverage ratio of 8.2% as of September 30, 2015.

•	Received approvals for the sale of $3.4 billion of unpaid principal balance of servicing to Nationstar Mortgage, LLC with an expected transfer date of November 1, 2015.

1 Reconciliations of Non-GAAP financial measures can be found in Tables 2, 3 ,4, 12A, 12B, 12C, 12D and 25.

Financial Highlights				Table 1
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2015	2014	2015	2014
For the Period:
Operating Results:
Total revenue(1)	$210,035	$234,550	$650,833	$679,437
Net interest income	168,840	146,336	493,303	417,371
Provision for loan and lease losses	11,131	6,735	28,063	15,929
Noninterest income	41,195	88,214	157,530	262,066
Noninterest expense	151,506	157,753	485,516	486,285
Net income	29,583	43,519	85,380	110,061
Net earnings per common share, basic	0.22	0.33	0.63	0.83
Net earnings per common share, diluted	0.21	0.33	0.61	0.82
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 2 for non-GAAP reconciliation)	$0.23	$0.33	$0.88	$0.83
Yield on interest-earning assets	3.85%	3.95%	3.94%	4.12%
Cost of interest-bearing liabilities	1.03%	1.01%	1.01%	1.03%
Net interest margin	2.90%	3.02%	3.03%	3.20%
Return on average assets	0.48%	0.85%	0.49%	0.78%
Return on average risk-weighted assets(2)	0.74%	1.37%	0.76%	1.21%
Return on average equity(3)	6.5%	10.6%	6.3%	9.0%
Adjusted return on average equity(4)	6.9%	10.7%	9.1%	9.1%
Efficiency ratio(5)	72%	67%	75%	72%
Adjusted efficiency ratio(6) (see Table 3 for non-GAAP reconciliation)	71%	67%	68%	71%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.11%	0.09%	0.12%	0.13%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,292.0	$2,302.1	$7,375.6	$6,235.5
Jumbo residential mortgage loans originated (in millions)	1,219.3	1,187.2	3,978.4	3,103.5
Unpaid principal balance of loans sold (in millions)	1,802.8	2,172.6	5,506.0	4,914.1
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$649.0	$361.4	$1,595.1	$804.8
Equipment financing receivables (in millions)	345.5	392.8	862.3	958.8

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	September 30, 2015	December 31, 2014
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$20,805,484	$17,699,407
Total assets	25,214,743	21,617,788
Deposits	17,566,089	15,508,697
Total liabilities	23,391,874	19,870,194
Total shareholders’ equity	1,822,869	1,747,594
Loans and leases held for investment as a percentage of deposits	119%	115%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	96%	91%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 25 for non-GAAP reconciliation)	0.55%	0.46%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 26)	0.34%	0.34%
Government insured pool buyouts as a percentage of loans and leases held for investment	19%	20%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 45)	10.2%	11.6%
Tier 1 leverage ratio (bank level; see Table 43)	8.2%	8.2%
Total risk-based capital ratio (bank level; see Table 43)	12.7%	13.4%
Tangible common equity per common share(7)	$13.00	$12.51
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$44,347.2	$50,746.5
Consumer Banking loans as a percentage of loans and leases held for investment	56%	57%
Consumer deposits (in millions)	$13,518.8	$12,554.7
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	44%	43%
Commercial deposits (in millions)	$4,047.3	$2,954.0

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

(4)
Adjusted return on average equity is calculated as adjusted net income less dividends declared on the 6.75% Series A Non-Cumulative Perpetual Preferred Stock divided by average common shareholders' equity. Adjusted net income is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is net income. For a reconciliation of net income to adjusted net income, see Table 2.

(5)	The efficiency ratio represents noninterest expense as a percentage of total revenue. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue.

(6)
The adjusted efficiency ratio represents adjusted noninterest expense as a percentage of adjusted total revenue based on adjusted net income. The adjusted efficiency ratio is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is the efficiency ratio. For a reconciliation of adjusted net income to net income, see Table 2. For detailed information regarding the adjusted efficiency ratio, see Table 3. We use the adjusted efficiency ratio to measure adjusted noninterest costs expended to generate a dollar of adjusted revenue.

(7)
Calculated as tangible common shareholders' equity divided by shares of common stock outstanding. Tangible common shareholders' equity equals shareholders' equity less goodwill, other intangible assets and perpetual preferred stock (see Table 4). Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. For a reconciliation of tangible common equity per common share, see Table 4.

A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net income	$29,583	$43,519	$85,380	$110,061
Transaction expense and non-recurring regulatory related expense, net of tax	(784)	2,201	4,459	3,960
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(51)	198	(859)	932
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	2,758	(1,904)	19,886	(4,967)
Restructuring cost, net of tax	(222)	—	10,445	630
OTTI losses on investment securities (Volcker Rule), net of tax	—	—	—	425
Adjusted net income	$31,284	$44,014	$119,311	$111,041
Adjusted net income allocated to preferred stock	2,532	2,532	7,594	7,594
Adjusted net income allocated to common shareholders	$28,752	$41,482	$111,717	$103,447
Adjusted net earnings per common share, basic	$0.23	$0.34	$0.90	$0.84
Adjusted net earnings per common share, diluted	$0.23	$0.33	$0.88	$0.83
Weighted average common shares outstanding:
(units in thousands)
Basic	124,823	122,950	124,373	122,826
Diluted	127,099	125,473	126,568	125,292
A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio			Table 3
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$168,840	$146,336	$493,303	$417,371
Noninterest income	41,195	88,214	157,530	262,066
Total revenue	210,035	234,550	650,833	679,437
Adjustment items (pre-tax):
MSR impairment (recovery)	4,450	(3,070)	32,075	(8,011)
Restructuring cost	—	—	96	(1,964)
OTTI losses on securities (Volcker Rule)	—	—	—	685
Adjusted total revenue	$214,485	$231,480	$683,004	$670,147

Noninterest expense	$151,506	$157,753	$485,516	$486,285
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	1,264	(3,550)	(7,194)	(6,387)
Restructuring cost	360	—	(16,748)	(2,981)
Adjusted noninterest expense	$153,130	$154,203	$461,574	$476,917

GAAP efficiency ratio	72%	67%	75%	72%
Adjusted efficiency ratio	71%	67%	68%	71%

A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets	Table 4
(dollars in thousands except share and per share amounts)	September 30, 2015	December 31, 2014
Shareholders’ equity	$1,822,869	$1,747,594
Less:
Goodwill	46,859	46,859
Intangible assets	2,124	3,705
Tangible equity	1,773,886	1,697,030
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,623,886	$1,547,030

Common shares outstanding at period end	124,954,523	123,679,049
Book value per common share	$13.39	$12.92
Tangible common equity per common share	13.00	12.51

Total assets	$25,214,743	$21,617,788
Less:
Goodwill	46,859	46,859
Intangible assets	2,124	3,705
Tangible assets	$25,165,760	$21,567,224

Analysis of Statements of Income
The following table sets forth, for the periods indicated, information regarding: (i) the total dollar amount of interest income of the Company from earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) net interest spread; and (v) net interest margin.

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5A
	Three Months Ended
	September 30, 2015			September 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$351,834	$226	0.26%	$184,449	$116	0.25%
Investments	995,467	7,520	3.01%	1,322,842	9,627	2.90%
Loans held for sale	1,740,497	14,529	3.34%	1,866,562	15,740	3.37%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,901,559	55,895	3.24%	5,261,448	45,245	3.44%
Government insured pool buyouts	3,994,565	45,353	4.54%	3,738,326	36,102	3.86%
Residential mortgages	10,896,124	101,248	3.72%	8,999,774	81,347	3.62%
Home equity lines	250,537	2,770	4.39%	137,993	2,074	5.96%
Other consumer and credit card	4,778	130	10.79%	4,945	108	8.70%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,832,593	50,346	5.21%	3,263,260	46,156	5.62%
Mortgage warehouse finance	1,862,290	12,707	2.67%	1,191,602	8,822	2.90%
Lender finance	1,023,005	8,985	3.44%	630,336	5,677	3.52%
Commercial and commercial real estate	6,717,888	72,038	4.24%	5,085,198	60,655	4.72%
Equipment financing receivables	2,173,960	25,166	4.63%	1,625,813	20,989	5.16%
Total loans and leases held for investment	20,043,287	201,352	4.00%	15,853,723	165,173	4.15%
Total interest-earning assets	23,131,085	$223,627	3.85%	19,227,576	$190,656	3.95%
Noninterest-earning assets	1,309,468			1,206,336
Total assets	$24,440,553			$20,433,912
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,625,255	$6,214	0.68%	$2,821,448	$4,382	0.62%
Market-based money market accounts	365,005	561	0.61%	403,670	621	0.61%
Savings and money market accounts, excluding market-based	5,457,507	9,063	0.66%	5,077,685	8,069	0.63%
Market-based time	390,975	610	0.62%	561,292	1,171	0.83%
Time, excluding market-based	5,527,481	15,473	1.11%	4,501,948	12,512	1.10%
Total deposits	15,366,223	31,921	0.82%	13,366,043	26,755	0.79%
Borrowings:
Trust preferred securities and subordinated notes payable	276,234	4,192	6.07%	103,750	1,661	6.35%
Federal Home Loan Bank (FHLB) advances	5,424,174	18,674	1.35%	3,808,326	15,904	1.63%
Other	—	—	0.00%	24,000	—	0.00%
Total borrowings	5,700,408	22,866	1.58%	3,936,076	17,565	1.75%
Total interest-bearing liabilities	21,066,631	$54,787	1.03%	17,302,119	$44,320	1.01%
Noninterest-bearing demand deposits	1,309,855			1,173,181
Other noninterest-bearing liabilities	239,823			259,794
Total liabilities	22,616,309			18,735,094
Total shareholders’ equity	1,824,244			1,698,818
Total liabilities and shareholders’ equity	$24,440,553			$20,433,912
Net interest income/spread		$168,840	2.82%		$146,336	2.94%
Net interest margin			2.90%			3.02%
Memo: Total deposits including noninterest bearing	$16,676,078	$31,921	0.76%	$14,539,224	$26,755	0.73%

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5B
	Nine Months Ended
	September 30, 2015			September 30, 2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$286,146	$545	0.25%	$205,191	$388	0.25%
Investments	1,031,003	22,989	2.98%	1,346,749	29,276	2.90%
Loans held for sale	1,746,053	43,423	3.32%	1,315,991	35,626	3.61%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,445,936	161,116	3.33%	5,353,680	138,400	3.45%
Government insured pool buyouts	3,756,453	127,200	4.51%	2,816,247	95,223	4.51%
Residential mortgages	10,202,389	288,316	3.77%	8,169,927	233,623	3.81%
Home equity lines	197,234	6,739	4.57%	143,589	4,572	4.26%
Other consumer and credit card	4,701	354	10.06%	5,307	598	15.08%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,670,205	149,315	5.40%	3,255,204	138,218	5.64%
Mortgage warehouse finance	1,659,419	34,069	2.71%	974,975	21,332	2.89%
Lender finance	899,112	24,071	3.53%	614,821	17,291	3.71%
Commercial and commercial real estate	6,228,736	207,455	4.41%	4,845,000	176,841	4.84%
Equipment financing receivables	2,095,295	74,790	4.76%	1,413,365	58,448	5.51%
Total loans and leases held for investment	18,728,355	577,654	4.10%	14,577,188	474,082	4.33%
Total interest-earning assets	21,791,557	$644,611	3.94%	17,445,119	$539,372	4.12%
Noninterest-earning assets	1,301,718			1,297,879
Total assets	$23,093,275			$18,742,998
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,643,551	$18,421	0.68%	$2,881,053	$12,960	0.60%
Market-based money market accounts	365,134	1,666	0.61%	410,245	1,872	0.61%
Savings and money market accounts, excluding market-based	5,230,865	25,493	0.65%	5,027,940	23,179	0.62%
Market-based time	419,120	2,106	0.67%	574,810	3,379	0.79%
Time, excluding market-based	5,262,925	44,218	1.12%	3,634,566	31,414	1.16%
Total deposits	14,921,595	91,904	0.82%	12,528,614	72,804	0.78%
Borrowings:
Trust preferred securities and subordinated notes payable	162,509	7,513	6.16%	103,750	4,949	6.38%
Federal Home Loan Bank (FHLB) advances	4,771,919	51,891	1.43%	3,049,705	44,248	1.91%
Other	—	—	0.00%	24,000	—	0.00%
Total borrowings	4,934,428	59,404	1.59%	3,177,455	49,197	2.04%
Total interest-bearing liabilities	19,856,023	$151,308	1.01%	15,706,069	$122,001	1.03%
Noninterest-bearing demand deposits	1,231,706			1,134,883
Other noninterest-bearing liabilities	216,583			240,202
Total liabilities	21,304,312			17,081,154
Total shareholders’ equity	1,788,963			1,661,844
Total liabilities and shareholders’ equity	$23,093,275			$18,742,998
Net interest income/spread		$493,303	2.93%		$417,371	3.09%
Net interest margin			3.03%			3.20%
Memo: Total deposits including noninterest bearing	$16,153,301	$91,904	0.76%	$13,663,497	$72,804	0.71%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows, for the periods indicated, the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income(1)						Table 6
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Compared to September 30, 2014			Compared to September 30, 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$106	$4	$110	$153	$4	$157
Investments	(2,397)	290	(2,107)	(6,848)	561	(6,287)
Loans held for sale	(1,072)	(139)	(1,211)	11,611	(3,814)	7,797
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	14,220	(3,570)	10,650	28,159	(5,443)	22,716
Government insured pool buyouts	2,495	6,756	9,251	31,703	274	31,977
Residential mortgages	16,715	3,186	19,901	59,862	(5,169)	54,693
Home equity lines	1,691	(995)	696	1,708	459	2,167
Other consumer and credit card	(4)	26	22	(68)	(176)	(244)
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	8,061	(3,871)	4,190	17,509	(6,412)	11,097
Mortgage warehouse finance	4,897	(1,012)	3,885	14,770	(2,033)	12,737
Lender finance	3,488	(180)	3,308	7,886	(1,106)	6,780
Commercial and commercial real estate	16,446	(5,063)	11,383	40,165	(9,551)	30,614
Equipment financing receivables	7,135	(2,958)	4,177	28,123	(11,781)	16,342
Total loans and leases held for investment	41,983	(5,804)	36,179	129,790	(26,218)	103,572
Total change in interest income	38,620	(5,649)	32,971	134,706	(29,467)	105,239
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$1,248	$584	$1,832	$3,430	$2,031	$5,461
Market-based money market accounts	(59)	(1)	(60)	(206)	—	(206)
Savings and money market accounts, excluding market-based	604	390	994	936	1,378	2,314
Market-based time	(355)	(206)	(561)	(915)	(358)	(1,273)
Time, excluding market-based	2,850	111	2,961	14,073	(1,269)	12,804
Total deposits	4,288	878	5,166	17,318	1,782	19,100
Borrowings:
Trust preferred securities and subordinated notes payable	2,762	(231)	2,531	2,803	(239)	2,564
FHLB advances	6,656	(3,886)	2,770	24,646	(17,003)	7,643
Total borrowings	9,418	(4,117)	5,301	27,449	(17,242)	10,207
Total change in interest expense	13,706	(3,239)	10,467	44,767	(15,460)	29,307
Total change in net interest income	$24,914	$(2,410)	$22,504	$89,939	$(14,007)	$75,932

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
Third Quarter of 2015 compared to Third Quarter of 2014
Net interest income increased by $22.5 million, or 15%, in the third quarter of 2015 compared to the same period in 2014 due to an increase in interest income of $33.0 million, or 17%, partially offset by an increase in interest expense of $10.5 million, or 24%. Our net interest margin decreased by 12 basis points in the third quarter of 2015 compared to the same period in 2014. The decrease in net interest margin was led by a decrease in yields on our interest-earning assets due to originations into a lower rate interest environment as well as an increase in both our residential mortgages and commercial and commercial real estate balances as the rate environment remained relatively low during the third quarter of 2015 compared to the same period in 2014. In addition, there was a slight increase in yields on interest-bearing liabilities, which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 10 basis points in the third quarter of 2015 compared to the same period in 2014, primarily due to a decrease in yields on our loans and leases held for investment and loans held for sale partially offset by an increase in yields on our investment securities.
Our investments' yield increased by 11 basis points in the third quarter of 2015 compared to the same period in 2014 primarily due to sales of lower yielding investment securities and purchases of higher yielding investment securities during the period.
The yields on our loans held for sale decreased 3 basis points in the third quarter of 2015 compared to the same period in 2014 primarily due to the decrease in the current market mortgage rates of our loans held for sale. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
The yields on our loans held for investment portfolio decreased by 15 basis points in the third quarter of 2015 compared to the same period in 2014, which was consistent across most of our portfolios. The decrease in yield was driven primarily by our commercial and commercial real estate portfolio, which decreased 48 basis points due to production of current market rate commercial and commercial real estate assets coupled with paydowns of higher yielding assets. In addition, the mix of the portfolio in our commercial and commercial real estate portfolio changed during the quarter as low rates resulted in additional lending in our mortgage warehouse finance business, which has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 53 basis points in the third quarter of 2015 compared to the same period in 2014 primarily due to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation. The decreases in yield on our commercial and commercial real estate portfolio were partially offset by an increase in the yield on our residential mortgages held for investment, which increased 10 basis points in the third quarter of 2015 compared to the same period in 2014. The increase is due to the reassessment of the cash flows of our acquired credit impaired (ACI) government insured pool buyout portfolios, which increased the effective interest rate of the asset. These increases were partially offset by the continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment.
The yield on our interest-bearing liabilities increased 2 basis points in the third quarter of 2015 compared to the same period in 2014, which was led by an increase in the rates paid on deposits partially offset by a change in the relative make-up of our other borrowings balance. The rates paid on our deposits increased 3 basis points during the third quarter of 2015 compared to the same period in 2014 due to the growth in higher rate interest-bearing demand deposits and savings and money market accounts. The rates paid on our other borrowings decreased 17 basis points in the third quarter of 2015 compared to the same period in 2014 due to the make-up of our FHLB balance, which saw an increase in short-term advances to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.
Average balances of our interest-earning assets increased by $3.9 billion, or 20%, in the third quarter of 2015 compared to the same period in 2014 primarily due to a $4.2 billion increase in loans and leases held for investment. This increase was partially offset by a $0.3 billion decrease in our investment portfolio and a $0.1 billion decrease in loans held for sale.
The $0.3 billion decrease in the average balance of our investments portfolio was driven primarily by continued principal paydowns as well as the sale of certain investment securities, primarily related to compliance with the Volcker Rule, with relatively few investment security purchases. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
The $0.1 billion decrease in the average balance of our loans held for sale was a result of continued loan sales of our agency and GNMA products along with slightly lower origination volume of our agency loans. During the third quarter of 2015, the Company did not sell any of its preferred jumbo adjustable rate mortgage (ARM) products and sold $314.5 million of its preferred jumbo fixed rate mortgage (FRM) products. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The year over year increase in the average balance of loans and leases held for investment was $4.2 billion in the third quarter of 2015 compared to the same period in 2014, as a result of increases of $1.9 billion, $1.6 billion and $0.5 billion in our residential mortgage, commercial and commercial real estate and equipment financing portfolios, respectively. The increase in the average balance of our residential mortgages portfolio is primarily due to the continued origination of preferred jumbo ARM product for investment and third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly as a result of strong production in relation to paydowns in our commercial real estate portfolio and continued strong lender finance fundings coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes from the third quarter of 2014 to the third quarter of 2015. Please see "Analysis of Statements of Condition" for additional information on the amounts of originations and paydowns of our loans held for investment.
Average balances in our interest-bearing liabilities increased by $3.8 billion, or 22%, in the third quarter of 2015 compared to the same period in 2014 due to an increase in the average balance of our deposits of $2.0 billion and an increase to FHLB advances of $1.6 billion. The increase in our deposit balances was primarily driven by an increase in our time deposits and interest-bearing demand accounts as a result of deposit gathering initiatives during 2015. The increase in our average FHLB advance balance was due to an increase in short-term advances to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.

Nine Months Ended 2015 compared to Nine Months Ended 2014
Net interest income increased by $75.9 million, or 18%, in the first nine months of 2015 compared to the same period in 2014 due to an increase in interest income of $105.2 million, or 20%, partially offset by an increase in interest expense of $29.3 million, or 24%. Our net interest margin decreased by 17 basis points in the first nine months of 2015 compared to the same period in 2014, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment partially offset by a decrease in yields on interest-bearing liabilities, which was affected by a relatively low interest rate environment.
Yields on our interest-earning assets decreased by 18 basis points in the first nine months of 2015 compared to the same period in 2014, primarily due to a decrease in yields on our loans and leases held for investment and loans held for sale partially offset by an increase in yields on our investment securities.
The yields on our investment securities increased by 8 basis points in the first nine months of 2015 compared to the same period in 2014 primarily due to sales of lower yielding investment securities and purchases of higher yielding investment securities during the period.
The yields on our loans held for sale decreased 29 basis points in the first nine months of 2015 compared to the same period in 2014 primarily due to the decrease in the current market mortgage rates of our loans held for sale. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
The yields on our loans and leases held for investment portfolio decreased by 23 basis points in the first nine months of 2015 compared to the same period in 2014, which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 4 basis points in the first nine months of 2015 compared to the same period in 2014 due to continued production and acquisition of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment. The yield on our commercial and commercial real estate portfolio decreased 43 basis points due to the production of current market rate commercial and commercial real estate assets coupled with paydowns of higher yielding assets. In addition, the mix of the portfolio in our commercial and commercial real estate portfolio changed during the first nine months as low rates resulted in additional lending in our mortgage warehouse finance business, which has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 75 basis points in the first nine months of 2015 compared to the same period in 2014 primarily due to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation.
The yields on our interest-bearing liabilities decreased 2 basis points in the first nine months of 2015 compared to the same period in 2014, which was led by a change in the relative make-up of our other borrowings balance partially offset by an increase in the rates paid on deposits. The rates paid on our other borrowings decreased 45 basis points in the first nine months of 2015 compared to the same period in 2014 due to the make-up of our FHLB balance, which saw an increase in our short-term borrowings which are being used to fund loan acquisitions as well as temporary increases in our loans held for sale and mortgage warehouse finance balances due to the low rates which drove mortgage production volumes higher than the previous several periods. The rates paid on our deposits increased 4 basis points during the first nine months of 2015 compared to the same period in 2014 due to the growth in higher rate interest-bearing demand deposits and savings and money market accounts.
Average balances of our interest-earning assets increased by $4.3 billion, or 25%, in the first nine months of 2015 compared to the same period in 2014 primarily due to a $4.2 billion increase in loans and leases held for investment and a $0.4 billion increase in loans held for sale. This increase was partially offset by a $0.3 billion decrease in our investments portfolio.
The year over year increase in the average balance of loans and leases held for investment was $4.2 billion in the first nine months of 2015 compared to the same period in 2014, as a result of increases of $2.0 billion, $1.4 billion and $0.7 billion in our residential mortgage, commercial and commercial real estate and equipment financing portfolios, respectively. The increase in the average balance of our residential mortgages portfolio is primarily due to the continued origination of preferred jumbo ARM products for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly as a result of strong production in relation to paydowns in our commercial real estate portfolio and continued strong lender finance fundings coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes from the third quarter of 2014 to the third quarter of 2015. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The increase in the average balance of our loans held for sale was a result of increased production in both agency and jumbo preferred loans due to the low interest rate environment experienced in the first nine months of 2015. During the first nine months of 2015 the Company sold $710.1 million of UPB of our preferred jumbo ARM products and $851.8 million of UPB of our preferred jumbo fixed rate mortgage products. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio was primarily driven by continued principal paydowns as well as the sale of certain investment securities during 2014 and 2015. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
Average balances in our interest-bearing liabilities increased by $4.1 billion, or 26%, in the first nine months of 2015 compared to the same period in 2014 due to increases in the average balance of our deposits of $2.4 billion and an increase to FHLB advances of $1.7 billion. The increase in our deposit balances is primarily being driven by an increase in time deposits coupled with an increase in our interest-bearing demand accounts. The increase in our average FHLB advances balance was due to an increase in short-term advances to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.
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

The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at three and nine months ended September 30, 2015 and 2014:

Provision for Loan and Lease Losses				Table 7
	Three Months Ended September 30, 2015
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(516)	$2,433	$2,225	$4,142
Commercial and commercial real estate	6,753	(1,435)	(39)	5,279
Equipment financing receivables	281	2,480	—	2,761
Home equity lines	—	(1,051)	—	(1,051)
Consumer and credit card	—	—	—	—
Total Provision for Loan and Lease Losses	$6,518	$2,427	$2,186	$11,131

	Three Months Ended September 30, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(138)	$3,733	$1,520	$5,115
Commercial and commercial real estate	(34)	464	(2,089)	(1,659)
Equipment financing receivables	—	2,917	—	2,917
Home equity lines	—	299	—	299
Consumer and credit card	—	63	—	63
Total Provision for Loan and Lease Losses	$(172)	$7,476	$(569)	$6,735

	Nine Months Ended September 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(346)	$7,207	$1,443	$8,304
Commercial and commercial real estate	9,038	3,582	(1,696)	10,924
Equipment financing receivables	281	8,790	—	9,071
Home equity lines	—	(245)	—	(245)
Consumer and credit card	—	9	—	9
Total Provision for Loan and Lease Losses	$8,973	$19,343	$(253)	$28,063

	Nine Months Ended September 30, 2014
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(281)	$7,197	$1,333	$8,249
Commercial and commercial real estate	2,853	(932)	(906)	1,015
Equipment financing receivables	—	5,950	—	5,950
Home equity lines	—	609	—	609
Consumer and credit card	—	109	—	109
Total Provision for Loan and Lease Losses	$2,572	$12,933	$427	$15,929
Third Quarter of 2015 Compared to Third Quarter of 2014
We recorded a provision for loan and lease losses of $11.1 million in the third quarter of 2015, which is an increase of $4.4 million from $6.7 million in the same period in 2014. Provision expense increased primarily due to one large commercial relationship being considered impaired at September 30, 2015 that resulted in a specific reserve of $7.0 million as well as an increase in the reserve on our ACI portfolio of $2.8 million due to the reassessment of cash flows of certain pools of ACI loans. These increases in provision expense were partially offset by a decrease in the provision for loan and lease losses collectively evaluated for impairment which decreased $5.0 million, or 68% in the third quarter of 2015 when compared to the same period in 2014. Of the $5.0 million reduction in collectively evaluated provision, $2.6 million represented the release associated with the impairment of the commercial relationship and subsequent removal of those loans from our collectively evaluated population. Net charge-offs were $5.3 million in the third quarter of 2015 compared to $3.7 million in the same period in 2014. The net charge-off ratio was 0.11% in the third quarter of 2015 compared to 0.09% in the same period in 2014.
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

Nine Months Ended 2015 Compared to Nine Months Ended 2014
We recorded a provision for loan and lease losses of $28.1 million in the first nine months of 2015, which is an increase of $12.1 million from $15.9 million in the same period in 2014. Provision expense increased primarily due to one large commercial relationship being considered impaired at September 30, 2015 that resulted in a specific reserve of $7.0 million as well as continued growth in our loans held for investment balances due to originations and acquisitions of loans held for investment resulting in an increase in the provision for loan and lease losses collectively evaluated for impairment of $6.4 million, or 50%. These increases in provision expense were partially offset by a decrease in our provision for ACI loans due to releases of prior valuation allowances on our ACI pools driven by improved expectations of future cash flows. Net charge-offs were $17.0 million in the first nine months of 2015 compared to $14.7 million in the same period in 2014. The net charge-off ratio was 0.12% in the first nine months of 2015 compared to 0.13% in the same period in 2014.
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
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 8
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Loan servicing fee income	$27,157	$35,900	$90,858	$122,934
Amortization of MSR	(16,760)	(19,572)	(56,065)	(59,170)
Recovery (impairment) of MSR	(4,450)	3,071	(32,075)	8,012
Net loan servicing income (loss)	5,947	19,399	2,718	71,776
Gain on sale of loans	18,037	47,920	101,248	129,474
Loan production revenue	5,861	5,783	17,443	15,709
Deposit fee income	3,844	3,828	10,946	11,696
Other lease income	3,714	3,910	9,876	12,621
Other	3,792	7,374	15,299	20,790
Total Noninterest Income	$41,195	$88,214	$157,530	$262,066
Third Quarter of 2015 compared to Third Quarter of 2014
Noninterest income decreased by $47.0 million, or 53%, in the third quarter of 2015 compared to the same period in 2014. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans and other noninterest income.
Net loan servicing income decreased by $13.5 million, or 69%, in the third quarter of 2015 compared to the same period in 2014. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR and a decrease in loan servicing fees, partially offset by a decrease in amortization. We recognized additional impairment of $4.5 million in the third quarter of 2015 compared to a recovery of $3.1 million of previously recorded valuation allowances in the third quarter of 2014. The impairment and recovery of MSR are a result of differences in expected prepayment speeds due to different rate environments at September 30, 2015 compared to September 30, 2014. Loan servicing fee income decreased by $8.7 million, or 24%, in the third quarter of 2015 compared to the same period in 2014 and amortization of MSR decreased $2.8 million, or 14%, over the same period primarily due to the sale of $5.5 billion in unpaid principal balance (UPB) of Federal Housing Administration (FHA) servicing rights to Ditech Financial LLC (Ditech), formerly known as GreenTree Servicing LLC effective May 1, 2015. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR.
Gain on sale of loans decreased by $29.9 million, or 62%, in the third quarter of 2015 compared to the same period in 2014, due to a shift in product mix from agency to jumbo and a decrease in lock, loan and sales volumes, which is consistent with the overall mortgage origination market. Agency loan origination volume represented $961 million, or 42%, of total origination volume for the third quarter of 2015 compared to $1.1 billion, or 48%, of total origination volume in the same period in 2014. Gain on sale revenue for interest rate lock commitments is typically recorded at lock date, on a pull through adjusted basis, for loans that are intended to be sold in the secondary market. For loans that are carried at lower of cost or market, the gain on sale of loans is typically recognized at the sale date. Although total outstanding lock volume increased to $1.4 billion at September 30, 2015 compared to $1.2 billion for the same period in 2014, the shift in product mix to preferred jumbo loans, including ARMs recorded at the lower of cost or market basis, resulted in lower revenue. HARP volume represented 8% of our outstanding lock volume at September 30, 2015 compared to 24% at September 30, 2014.
In addition, our sales of preferred jumbo loans, which includes lower of cost or market loans, during the third quarter of 2015 were $315 million, down $376 million, or 54%, from $691 million in the same period of 2014. During the third quarter of 2015 we recognized $1.0 million of gains related to our GNMA loan sales of $447 million compared to the third quarter of 2014 where we recognized $12.7 million of gains on loan sales of $366 million, which were comprised of primarily GNMA modifications. The GNMA gain on sale of loans in the prior period was a result of GNMA pool buyouts that we serviced, which tended to result in a higher gain on sale. The loan sales in the current period were from our ACI loans that are serviced by third parties. The basis of the loans is calculated on the relative value of the loan's cash flows in comparison to the pool's cash flows resulting in gains that were much smaller in the current year and are expected to follow a similar trend for the foreseeable future.
Other noninterest income decreased by $3.6 million, or 49%, in the third quarter of 2015 compared to the same period in 2014 primarily due to a $3.8 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.

Nine Months Ended 2015 compared to Nine Months Ended 2014
Noninterest income decreased by $104.5 million, or 40%, in the first nine months of 2015 compared to the same period in 2014. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, other lease income and other noninterest income partially offset by an increase in loan production revenue.
Net loan servicing income decreased by $69.1 million, or 96%, in the first nine months of 2015 compared to the same period in 2014. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR, which resulted in an MSR impairment of $32.1 million in the first nine months of 2015 compared to $8.0 million in recoveries recognized in the first nine months of 2014. The impairment and recovery of MSR are a result of differences in expected prepayment rates due to differences in the interest rate environment at September 30, 2015 compared to September 30, 2014. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased by $32.1 million, or 26%, in the first nine months of 2015 compared to the same period in 2014 primarily due to the sale of $9.9 billion in UPB of servicing rights to Ditech on March 28, 2014 and the sale of $5.5 billion in UPB of servicing rights to Ditech effective May 1, 2015. These decreases were partially offset by a $3.1 million decrease in amortization of MSR due to the Ditech sales noted above, which was partially offset by an increase in amortization of the remaining MSR portfolio due to higher prepayment speeds experienced and expected in the first nine months of 2015 when compared to the same period in 2014.
Gain on sale of loans decreased by $28.2 million, or 22%, in the first nine months of 2015 compared to the same period in 2014, primarily driven by gain on sale of loan activity in the third quarter of 2015 compared to the same period in 2014 as gain on sale of loans decreased by $29.9 million, or 62% in the third quarter. The primary reasons for the decline in gain on sale of loans revenue is due to a shift in product mix from agency to jumbo and a decrease in lock, loan and sales volumes in the third quarter of 2015, which is consistent with the overall mortgage origination market. Agency loan origination volume represented $961 million, or 42%, of total origination volume for the third quarter of 2015 compared to $1.1 billion, or 48%, of total origination volume in the same period in 2014. Gain on sale revenue for interest rate lock commitments is typically recorded at lock date, on a pull through adjusted basis, for loans that are intended to be sold in the secondary market. For loans that are carried at lower of cost or market, the gain on sale of loans is recognized at the sale date. Although total outstanding lock volume increased to $1.4 billion at September 30, 2015 compared to $1.2 billion for the same period in 2014, the shift in product mix to jumbo loans, including jumbo ARMs recorded at the lower of cost or market basis, resulted in lower revenue. HARP volume represented 8% of our outstanding lock volume at September 30, 2015 compared to 24% at September 30, 2014.
In addition, our sales of jumbo loans, which includes lower of cost or market loans, during the first nine months of 2015 were $1.6 billion, up $0.4 billion from $1.2 billion in the same period of 2014. During the first nine months of 2015 we recognized $14.2 million of gains related to our GNMA loan sales of $1.2 billion in UPB compared to the same period of 2014 where we recognized $31.4 million of gains on loan sales of $797 million in UPB, which were comprised of primarily GNMA modifications. The GNMA gain on sale of loans in the prior period was a result of GNMA pool buyouts that we serviced, which tended to result in a higher gain on sale. The loan sales in the current period were from our ACI loans that are serviced by third parties. The basis of the loans is calculated on the relative value of the loan's cash flows in comparison to the pool's cash flows resulting in gains that were much smaller in the current year and are expected to follow a similar trend for the foreseeable future.
Loan production revenue increased by $1.7 million, or 11%, in the first nine months of 2015 compared to the same period in 2014 due to an increase in commercial origination fees as our commercial loans and leases grew 38%, from $1.8 billion in originations during the first nine months of 2014 to $2.5 billion in originations during the same period in 2015.
Other lease income decreased by $2.7 million, or 22%, in the first nine months of 2015 compared to the same period in 2014 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $5.5 million, or 26%, in the first nine months of 2015 compared to the same period in 2014 primarily due to a $2.7 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition and a $2.0 million gain on sale of MSR related to the Ditech sale in the first quarter of 2014.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 9
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Salaries, commissions and other employee benefits expense	$89,369	$90,781	$277,124	$283,734
Equipment expense	15,576	16,623	46,879	52,616
Occupancy expense	6,679	7,209	19,691	23,166
General and administrative expense:
Legal and professional fees, excluding consent order expense	6,123	7,061	19,374	21,652
Credit-related expenses	7,340	6,356	21,898	22,728
FDIC premium assessment and other agency fees	7,066	6,684	19,948	13,440
Advertising and marketing expense	5,810	6,175	18,736	15,538
Subservicing expense	(103)	3,673	5,033	6,155
Consent order expense	(866)	1,634	2,038	4,489
Other	14,512	11,557	54,795	42,767
Total general and administrative expense	39,882	43,140	141,822	126,769
Total Noninterest Expense	$151,506	$157,753	$485,516	$486,285

Third Quarter of 2015 Compared to Third Quarter of 2014
Noninterest expense decreased by $6.2 million, or 4%, in the third quarter of 2015 compared to the same period in 2014. The decrease in noninterest expense was driven by a decrease in general and administrative expense and equipment and occupancy expenses.
Equipment and occupancy expense decreased by $1.6 million, or 7%, in the third quarter of 2015 compared to the same period in 2014 primarily due to a decline in full time employees as a result of the servicing platform and asset sales and other restructuring activities. This reduction in headcount as well as the reduction in the amount of equipment and space required for such personnel had a positive impact on occupancy and equipment expense in the third quarter of 2015 compared to the same period in 2014.
General and administrative expense decreased by $3.3 million, or 8%, in the third quarter of 2015 compared to the same period in 2014 primarily due to a decrease in subservicing expense and consent order expense. These decreases were partially offset by increases in our credit-related expenses and other general and administrative expenses.
Credit related expenses increased by $1.0 million, or 15%, in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase of $5.6 million resulting from higher amounts of unrecoverable advance losses related to our government-insured loans. This increase was partially offset by a $3.5 million decrease in our repurchase reserve expenses related to our originated loans, primarily due to a $3.6 million adjustment related to the settlement of pending repurchase requests during the quarter.
Subservicing expenses declined by $3.8 million in the third quarter of 2015 compared to the same period in 2014 due to the termination of the subservicing agreement with Ditech, effective May 1, 2015.
Consent order expense decreased by $2.5 million in the third quarter of 2015 compared to the same period in 2014 as additional third party costs and remediation accruals were not needed.
Other general and administrative expense increased $3.0 million in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in loan origination expense, which was driven by a lower amount of direct origination costs deferred.
Nine Months Ended 2015 Compared to Nine Months Ended 2014
Noninterest expense decreased by $0.8 million in the first nine months of 2015 compared to the same period in 2014. The decrease in noninterest expense was driven by decreases in salaries, commissions and other employee benefits expense, occupancy and equipment expenses, partially offset by increases in general and administrative expense.
Salaries, commissions and employee benefits decreased by $6.6 million, or 2%, in the first nine months of 2015 compared to the same period in 2014 primarily due to lower headcount in our consumer banking business as a result of the restructuring and repositioning activities that were executed in May 2014 in conjunction with the transfer of our default servicing platform and our sale of servicing rights in May 2015 to Ditech. The decrease caused by the reduction in headcount was partially offset by higher commissions and incentive expense created by higher production volumes related to the low rate environment during the first nine months of 2015.
Occupancy and equipment expense decreased by $9.2 million, or 12%, in the first nine months of 2015 compared to the same period in 2014 primarily due to a decline in the space and equipment needed to support our employees given the reduction in full time employees as a result of the servicing platform and asset sales and other restructuring activities that we performed in the second and third quarters of 2014. This reduction in headcount as well as the reduction in the amount of equipment and space required for such personnel had a positive impact on occupancy and equipment expense in the first nine months of 2015 compared to the same period in 2014.
General and administrative expense increased by $15.1 million, or 12%, in the first nine months of 2015 compared to the same period in 2014 primarily due to increases in FDIC premium assessment, advertising and marketing expense and other general and administrative expenses partially offset by decreases in legal and professional fees, subservicing expense and consent order expense.
Legal and professional fees decreased by $2.3 million, or 11%, in the first nine months of 2015 compared to the same period in 2014 primarily due to higher legal costs in 2014 related to activities to grow our balance sheet.
FDIC premium assessments increased by $6.5 million, or 48%, in the first nine months of 2015 compared to the same period in 2014 primarily due to a refund of previously paid FDIC assessments of $5.4 million received in the first nine months of 2014 as well as the continued decline of non-performing assets and relative amounts of brokered CDs and their positive effect on our insurance premium.
Advertising and marketing expense increased by $3.2 million, or 21%, in the first nine months of 2015 compared to the same period in 2014 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we have realized.
Subservicing expenses decreased by $1.1 million, or 18%, in the first nine months of 2015 compared to the same period in 2014 due to the execution of the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred for four months of the first nine months of 2015 compared to five months of the first nine months of 2014.
Consent order expense decreased by $2.5 million, or 55%, in the first nine months of 2015 compared to the same period in 2014 due to lower third party costs and remediation accruals.
Other general and administrative expense increased by $12.0 million, or 28%, in the first nine months of 2015 compared to the same period in 2014 primarily due to an $5.8 million accrual for potential settlements and remediation associated with our servicing business and we had $3.5 million in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015. In addition, an increase in loan origination expenses of $9.1 million is due to a lower amount of direct origination costs deferred.

Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 10
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Provision for income taxes	$17,815	$26,543	$51,874	$67,162
Effective tax rates	37.6%	37.9%	37.8%	37.9%
For the three and nine months ended September 30, 2015 and 2014, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings and Segment Assets				Table 11
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Segment Earnings
Consumer Banking	$27,899	$48,624	$73,356	$124,487
Commercial Banking	50,568	46,981	155,362	131,195
Corporate Services	(31,069)	(25,543)	(91,464)	(78,459)
Segment earnings	$47,398	$70,062	$137,254	$177,223
Segment Assets
Consumer Banking	$15,649,933	$13,292,823	$15,649,933	$13,292,823
Commercial Banking	9,678,171	7,257,986	9,678,171	7,257,986
Corporate Services	274,938	120,054	274,938	120,054
Eliminations	(388,299)	(160,521)	(388,299)	(160,521)
Total assets	$25,214,743	$20,510,342	$25,214,743	$20,510,342

The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2015
Net interest income (loss)	$92,157	$80,790	$(4,107)	$—	$168,840
Provision for loan and lease losses	3,091	8,040	—	—	11,131
Net interest income (loss) after provision for loan and lease losses	89,066	72,750	(4,107)	—	157,709
Total noninterest income	32,847	8,204	144	—	41,195
Total noninterest expense	94,014	30,386	27,106	—	151,506
Income (loss) before income tax	27,899	50,568	(31,069)	—	47,398
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(921)	—	(343)	—	(1,264)
Increase (decrease) in Bank of Florida non-accretable discount	(44)	(39)	—	—	(83)
MSR impairment (recovery)	4,450	—	—	—	4,450
Restructuring cost	(360)	—	—	—	(360)
Adjusted income (loss) before income tax	$31,024	$50,529	$(31,412)	$—	$50,141

Business Segments Selected Financial Information					Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net interest income (loss)	$84,635	$63,302	$(1,601)	$—	$146,336
Provision for loan and lease losses	5,476	1,259	—	—	6,735
Net interest income (loss) after provision for loan and lease losses	79,159	62,043	(1,601)	—	139,601
Total noninterest income	75,241	12,797	176	—	88,214
Total noninterest expense	105,776	27,859	24,118	—	157,753
Income (loss) before income tax	48,624	46,981	(25,543)	—	70,062
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	3,175	—	375	—	3,550
Increase (decrease) in Bank of Florida non-accretable discount	—	319	—	—	319
MSR impairment (recovery)	(3,070)	—	—	—	(3,070)
Adjusted income (loss) before income tax	$48,729	$47,300	$(25,168)	$—	$70,861

Business Segments Selected Financial Information					Table 12C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2015
Net interest income (loss)	$269,169	$231,392	$(7,258)	$—	$493,303
Provision for loan and lease losses	8,068	19,995	—	—	28,063
Net interest income (loss) after provision for loan and lease losses	261,101	211,397	(7,258)	—	465,240
Total noninterest income	125,963	31,141	426	—	157,530
Total noninterest expense	313,708	87,176	84,632	—	485,516
Income (loss) before income tax	73,356	155,362	(91,464)	—	137,254
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	7,194	—	—	—	7,194
Increase (decrease) in Bank of Florida non-accretable discount	310	(1,696)	—	—	(1,386)
MSR impairment (recovery)	32,075	—	—	—	32,075
Restructuring cost	16,783	—	61	—	16,844
Adjusted income (loss) before income tax	$129,718	$153,666	$(91,403)	$—	$191,981

Business Segments Selected Financial Information					Table 12D
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net interest income (loss)	$236,753	$185,386	$(4,768)	$—	$417,371
Provision for loan and lease losses	8,966	6,963	—	—	15,929
Net interest income (loss) after provision for loan and lease losses	227,787	178,423	(4,768)	—	401,442
Total noninterest income	229,252	32,215	599	—	262,066
Total noninterest expense	332,552	79,443	74,290	—	486,285
Income (loss) before income tax	124,487	131,195	(78,459)	—	177,223
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	6,012	—	375	—	6,387
Increase (decrease) in Bank of Florida non-accretable discount	—	1,503	—	—	1,503
MSR impairment (recovery)	(8,011)	—	—	—	(8,011)
Restructuring cost	1,017	—	—	—	1,017
OTTI losses on investment securities (Volcker Rule)	685	—	—	—	685
Adjusted income (loss) before income tax	$124,190	$132,698	$(78,084)	$—	$178,804

Consumer Banking

Consumer Banking			Table 13
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$92,157	$84,635	$269,169	$236,753
Provision for loan and lease losses	3,091	5,476	8,068	8,966
Net interest income after provision for loan and lease losses	89,066	79,159	261,101	227,787
Noninterest income
Net loan servicing income (loss)	5,751	19,113	1,890	71,009
Gain on sale of loans	17,441	46,752	96,277	127,772
Loan production revenue	4,458	5,033	13,682	13,386
Deposit fee income	3,748	3,806	10,672	11,634
Other	1,449	537	3,442	5,451
Total noninterest income	32,847	75,241	125,963	229,252
Noninterest expense:
Salaries, commissions and other employee benefits expense	49,613	50,976	156,814	165,466
Equipment and occupancy expense	11,800	12,509	36,044	40,002
General and administrative expense	32,601	42,291	120,850	127,084
Total noninterest expense	94,014	105,776	313,708	332,552
Segment earnings	$27,899	$48,624	$73,356	$124,487

Residential Mortgage Lending and Servicing				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Key Metrics:
Mortgage lending volume:
Agency	$961,485	$1,108,917	$3,182,710	$3,125,959
Jumbo	1,219,349	1,187,161	3,978,392	3,103,487
Other	111,193	6,004	214,475	6,004
Mortgage lending volume	$2,292,027	$2,302,082	$7,375,577	$6,235,450
Mortgage loans sold:
Agency	$1,036,106	$1,111,504	$2,734,234	$2,812,753
Jumbo	314,500	691,431	1,561,896	1,193,049
Government National Mortgage Association (GNMA)	447,466	365,547	1,197,492	797,302
Other	4,711	4,163	12,411	111,009
Mortgage loans sold	$1,802,783	$2,172,645	$5,506,033	$4,914,113
Unpaid principal balance of loans serviced for the Company and others	$44,347,242	$50,830,585	$44,347,242	$50,830,585
Average contractual servicing fee	0.27%	0.29%	0.27%	0.29%
Applications	$1,446,134	$1,279,945	$1,446,134	$1,279,945
Rate locks	1,422,918	1,236,764	1,422,918	1,236,764
Mortgage Lending Volume by Channel:
Retail	$1,467,344	$1,259,019	$4,497,430	$3,265,828
Consumer Direct	289,832	454,449	1,142,394	1,330,290
Correspondent	534,851	588,614	1,735,754	1,639,332
Purchase Activity (%):
Retail	73%	72%	65%	75%
Consumer Direct	14%	12%	10%	10%
Correspondent	70%	66%	58%	57%
Total	65%	59%	54%	56%
Third Quarter of 2015 compared to Third Quarter of 2014
Consumer Banking segment earnings decreased by $20.7 million, or 43%, in the third quarter of 2015 compared to the same period in 2014 primarily due to a decrease in total noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.
Net interest income increased by $7.5 million, or 9%, in the third quarter of 2015 compared to the same period in 2014 due to an increase in interest income of $24.7 million, or 19%, partially offset by an increase in interest expense of $17.2 million in the third quarter of 2015. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 13% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income decreased by $42.4 million, or 56%, in the third quarter of 2015 compared to the same period in 2014. The decrease was primarily driven by a decrease in net loan servicing income of $13.4 million and gain on sale of loans of $29.3 million and deposit fee income of $0.1 million in the third quarter of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $11.8 million, or 11%, in the third quarter of 2015 compared to the same period in 2014. The decrease in the third quarter of 2015 was primarily due to a decrease in general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Nine Months Ended 2015 compared to Nine Months Ended 2014
Consumer Banking segment earnings decreased by $51.1 million, or 41%, in the first nine months of 2015 compared to the same period in 2014 primarily due to a decrease in total noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.
Net interest income increased by $32.4 million, or 14%, in the first nine months of 2015 compared to the same period in 2014 due to an increase in interest income of $82.4 million, or 23%, partially offset by an increase in interest expense of $50.0 million in the first nine months of 2015. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $103.3 million, or 45%, in the first nine months of 2015 compared to the same period in 2014. The decrease was primarily driven by a decrease in net loan servicing income of $69.1 million and gain on sale of loans of $31.5 million in the first nine months of 2015 compared to the same period in 2014. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $18.8 million, or 6%, in the first nine months of 2015 compared to the same period in 2014. The decrease in the first nine months of 2015 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Commercial Banking

Commercial Banking				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income	$80,790	$63,302	$231,392	$185,386
Provision for loan and lease losses	8,040	1,259	19,995	6,963
Net interest income after provision for loan and lease losses	72,750	62,043	211,397	178,423
Noninterest income:
Loan production revenue	1,401	750	3,754	2,323
Other lease income	3,703	3,910	9,872	12,621
Other	3,100	8,137	17,515	17,271
Total noninterest income	8,204	12,797	31,141	32,215
Noninterest expense
Salaries, commissions and other employee expense	13,293	16,833	39,211	47,596
Equipment and occupancy expense	3,611	4,680	10,154	15,791
General and administrative expense	13,482	6,346	37,811	16,056
Total noninterest expense	30,386	27,859	87,176	79,443
Segment earnings	$50,568	$46,981	$155,362	$131,195
Third Quarter of 2015 compared to Third Quarter of 2014
Commercial Banking segment earnings increased by $3.6 million, or 8%, in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest income partially offset by a decrease in noninterest income and an increase in noninterest expense.
Net interest income increased by $17.5 million, or 28%, in the third quarter of 2015 compared to the same period in 2014 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $4.6 million, or 36%, primarily due to a decrease in other noninterest income. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense increased by $2.5 million, or 9%, in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in general and administrative expense, which was partially offset by a decrease in salaries, commissions and other employee expense and equipment and occupancy expenses. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Nine Months Ended 2015 compared to Nine Months Ended 2014
Commercial Banking segment earnings increased by $24.2 million, or 18%, in the first nine months of 2015 compared to the same period in 2014 primarily due to an increase in net interest income partially offset by a decrease in noninterest income and an increase in noninterest expense.
Net interest income increased by $46.0 million, or 25%, in the first nine months of 2015 compared to the same period in 2014 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 18% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income decreased by $1.1 million, or 3%, primarily due to a decrease in other lease income partially offset by an increase in loan production revenue. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense increased by $7.7 million, or 10%, in the first nine months of 2015 compared to the same period in 2014 primarily due to an increase in general and administrative expense, which was partially offset by decreases in salaries, commissions and other employee expense and equipment and occupancy expenses. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Corporate Services

Corporate Services				Table 16
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net interest income (loss) after provision for loan and lease losses	$(4,107)	$(1,601)	$(7,258)	$(4,768)
Total noninterest income	144	176	426	599
Noninterest expense:
Salaries, commissions and employee benefits	26,463	22,972	81,099	70,672
Equipment and occupancy	6,844	6,643	20,372	19,989
Other general and administrative	11,921	11,415	38,357	31,762
Inter-segment allocations	(18,122)	(16,912)	(55,196)	(48,133)
Total noninterest expense	27,106	24,118	84,632	74,290
Segment earnings	$(31,069)	$(25,543)	$(91,464)	$(78,459)
Third Quarter of 2015 compared to Third Quarter of 2014
Corporate Services segment loss increased by $5.5 million, or 22%, in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in net interest loss and an increase in noninterest expense.
Net interest loss increased by $2.5 million, or 157%, in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in interest expense as a result of the subordinated notes issued in the second quarter of 2015.
Noninterest expense increased by $3.0 million, or 12%, in the third quarter of 2015 compared to the same period in 2014 primarily due to an increase in salaries, commissions and employee benefits, which was partially offset by an increase in inter-segment allocations for services provided directly to our other reportable segments.
Salaries, commissions and employee benefits increased $3.5 million, or 15%, in the third quarter of 2015 compared to the same period in 2014 due to a 12% increase in headcount in our corporate services segment.
Inter-segment allocations increased by $1.2 million, or 7%, in the third quarter of 2015 compared to the same period in 2014 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of inter-segment allocations.
Nine Months Ended 2015 compared to Nine Months Ended 2014
Corporate Services segment loss increased by $13.0 million, or 17%, in the first nine months of 2015 compared to the same period in 2014 primarily due to an increase in net interest loss and an increase in noninterest expense.
Net interest loss increased by $2.5 million, or 52%, in the first nine months of 2015 compared to the same period in 2014 primarily due to an increase in interest expense as a result of the subordinated notes issued in the second quarter of 2015.
Noninterest expense increased by $10.3 million, or 14%, in the first nine months of 2015 compared to the same period in 2014 primarily due to an increase in salaries, commissions and employee benefits, general and administrative expense and the further integration of core functions from Consumer and Commercial Banking, which was partially offset by an increase in inter-segment allocations for services provided directly to these other reportable segments.
Salaries, commissions and employee benefits increased $10.4 million, or 15%, in the first nine months of 2015 compared to the same period in 2014 due to a 12% increase in headcount in our corporate services segment.
General and administrative expense increased $6.6 million, or 21%, in the first nine months of 2015 compared to the same period in

2014 due to an increase in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the increase in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations increased by $7.1 million, or 15%, in the first nine months of 2015 compared to the same period in 2014 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of inter-segment allocations.
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
The following tables show the amortized cost and fair value of investment securities as of September 30, 2015 and December 31, 2014:

Investment Securities					Table 17
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2015
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$576,481	$2,581	$6,726	$572,336	$572,336
Asset-backed securities (ABS)	1,664	—	289	1,375	1,375
Other	254	139	—	393	393
Total available for sale securities	578,399	2,720	7,015	574,104	574,104
Held to maturity:
Residential CMO securities - agency	15,933	438	—	16,371	15,933
Residential Mortgage-backed Securities (MBS) - agency	96,286	3,255	27	99,514	96,286
Total held to maturity securities	112,219	3,693	27	115,885	112,219
Total investment securities	$690,618	$6,413	$7,042	$689,989	$686,323

December 31, 2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
Asset-backed securities	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	776,879	6,037	6,605	776,311	776,311
Held to maturity:
Residential CMO securities - agency	27,801	788	—	28,589	27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	115,084	3,468	322	118,230	115,084
Total investment securities	$891,963	$9,505	$6,927	$894,541	$891,395
Residential — Nonagency
At September 30, 2015, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $572.3 million, or 83%, of our investment securities portfolio. Our residential nonagency CMO securities decreased to $572.3 million at September 30, 2015 from $774.2 million at December 31, 2014, or 26%, primarily due to reductions in amortized cost resulting from principal payments received of $181.7 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $277.2 million, or 48%, of our residential nonagency CMO investment securities at September 30, 2015.

We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At September 30, 2015, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 728, a weighted average amortized loan-to-value ratio (LTV), of 57%, and was seasoned an average of 131 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Other investments is comprised of residential agency CMO securities, residential agency MBS, and equity securities.
Residential — Agency
At September 30, 2015, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $16.0 million, or 2%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $96.4 million, or 14%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
Our residential agency CMO securities decreased by $11.9 million, or 43%, to $16.0 million at September 30, 2015 from $27.8 million at December 31, 2014 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities increased by $9.0 million, or 10%, to $96.4 million at September 30, 2015, from $87.5 million at December 31, 2014 primarily due to purchases of $12.1 million in additional securities.
Loans Held for Sale
The Company typically transfers originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, the Company enters into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), FNMA or GNMA, and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and retains the right to service the loans. For non-conforming transactions, the Company sells whole loans outright to qualified institutional buyers and typically retains the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at September 30, 2015 and December 31, 2014:

Loans Held for Sale		Table 18
(dollars in thousands)	September 30, 2015	December 31, 2014
Mortgage warehouse (carried at fair value)	$347,038	$410,948
Other residential (carried at fair value)	754,303	317,430
Total loans held for sale carried at fair value	1,101,341	728,378
Government insured pool buyouts	288	12,583
Other residential	90,874	232,546
Commercial and commercial real estate	291,251	—
Total loans held for sale carried at lower of cost or market	382,413	245,129
Total loans held for sale	$1,483,754	$973,507
Mortgage Warehouse
At September 30, 2015, our mortgage warehouse loans totaled $347.0 million, or 23%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans decreased by $63.9 million, or 16%, from December 31, 2014 due to lower agency originations coupled with an increase in agency sales compared to the fourth quarter of 2014.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 19
(dollars in thousands)	September 30, 2015	December 31, 2014
30 days or less	$308,255	$315,662
31- 90 days	25,929	78,688
Greater than 90 days	12,854	16,598
Total mortgage warehouse	$347,038	$410,948
Subsequent to September 30, 2015, we sold $1.0 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $11.8 million of warehouse loans held for more than 90 days were made up of conforming or government products and were current at September 30, 2015.

Other Residential Loans Carried at Fair Value
At September 30, 2015, our other residential loans carried at fair value totaled $754.3 million, or 51%, of our total loans held for sale portfolio. Due to the short duration that these loans are present on our balance sheet, we have elected the fair value option of accounting under U.S. GAAP for our originated fixed rate jumbo preferred loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Other residential loans carried at fair value increased by $436.9 million from $317.4 million at December 31, 2014, in part due to originations of $1,330.3 million, sales of loans with a recorded investment of $871.7 million and paydowns and payoffs of $31.2 million during the year. The remaining $9.4 million relates to gains included in earnings for the period. Gains include any changes in the fair value of the loans while present on our balance sheet and any gains or losses recognized on the sale of these loans.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale:

Other Residential Loans Carried at Fair Value		Table 20
(dollars in thousands)	September 30, 2015	December 31, 2014
90 days or less	$384,822	$258,411
91- 180 days	235,454	30,178
Greater than 180 days	134,027	28,841
Total other residential loans carried at fair value	$754,303	$317,430
Government Insured
At September 30, 2015, our government insured pool buyout loans totaled $0.3 million, or less than 0.1%, of our total loans held for sale portfolio, which was a decrease of $12.3 million, or 98%, from December 31, 2014 when our government insured pool buyout loans totaled $12.6 million. Government insured pool buyout loans are transferred to our held for sale portfolio upon re-performance and are subsequently re-securitized and sold or sold to third parties. During the three and nine months ended September 30, 2015, we transferred $218.4 million and $704.1 million, respectively, of government insured pool buyout loans from loans held for investment to loans held for sale. Of those government insured pool buyout loans transferred to loans held for sale, we transferred and subsequently sold $140.0 million of conforming mortgages to GNMA in exchange for mortgage-backed securities and sold loans of $572.5 million to third parties through whole loan sales during the nine months ended September 30, 2015.
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM decreased by $141.7 million, or 61%, from $232.5 million at December 31, 2014 to $90.9 million at September 30, 2015. During the nine months ended September 30, 2015, we transferred $195.8 million of our other residential loans from held for sale to held for investment, transferred $799.6 million of our other residential loans from held for investment to held for sale and sold loans of $722.5 million. The remaining change in balance relates to paydowns and payoffs.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $291.3 million, or 20%, of our total loans held for sale at September 30, 2015, which was an increase of $291.3 million from December 31, 2014. During the three and nine months ended September 30, 2015, the Company transferred $291.3 million of FHA insured multi-family loans from held for investment to held for sale with a plan to sell the loans in the fourth quarter of 2015 and transferred and sold $57.6 million of other commercial and commercial real estate loans. In the second quarter of 2015, the Company voluntarily repurchased $105.7 million of loans from its BPL trusts through a clean-up call and sold those loans through multiple sales to third party purchasers.

Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at September 30, 2015 and at December 31, 2014:

Loans and Leases Held for Investment	Table 21
(dollars in thousands)	September 30, 2015	December 31, 2014
Residential mortgages:
Residential	$7,364,522	$6,324,965
Government insured pool buyouts	3,947,359	3,595,105
Commercial and commercial real estate:
Mortgage warehouse finance	2,162,627	1,356,651
Lender finance	1,117,886	762,453
Other commercial and commercial real estate	3,660,362	3,527,586
Equipment financing receivables	2,287,532	2,031,570
Home equity lines	332,183	156,869
Consumer and credit card	4,910	5,054
Total loans and leases, net of unearned income	20,877,381	17,760,253
Allowance for loan and lease losses	(71,897)	(60,846)
Total loans and leases, net	$20,805,484	$17,699,407
The balances presented above include:
Net purchase loan and lease discounts	$43,166	$47,108
Net deferred loan and lease origination costs	115,990	94,778
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.
Residential Mortgage Loans
At September 30, 2015, our residential mortgage loans totaled $7.4 billion, or 35%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $1.0 billion, or 16%, to $7.4 billion at September 30, 2015 from $6.3 billion at December 31, 2014. The increase was due primarily to retained originations of $2.7 billion and loans transferred from held for sale (LHFS) to held for investment (LHFI) of $195.8 million in UPB partially offset by transfers of $799.6 million in UPB of loans from LHFI to LHFS as well as paydowns and payoffs of existing loans during the nine months ended September 30, 2015.
Government Insured Buyouts
At September 30, 2015, our government insured buyout loan portfolio totaled $3.9 billion, or 19%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $352.3 million, or 10%, to $3.9 billion at September 30, 2015 from $3.6 billion at December 31, 2014. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $2.1 billion partially offset by $704.1 million of loans being transferred from loans LHFI to loans LHFS, $826.3 million of delinquent loans reaching foreclosure, and the product of paydowns and payoffs of existing loans.
We have a history of servicing FHA loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e., the amount that has to be passed through to the GNMA security holder when repurchased). The Company also acquires mortgage pool buyouts through third-party acquisitions. At September 30, 2015, primarily all of the mortgage pool buyout purchases noted above related to acquisitions from third-parties. For banks like EB, with cost effective sources of short-term capital, this strategy represents a very attractive return with limited additional investment risk.
Each loan in a GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, VA or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that a negligible amount of principal is at risk.
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
Before we contract a third party to service a portion of our government insured buyout portfolio, we perform due diligence to ensure the servicer is (1) an approved servicer of mortgage loans for the various GSEs and other government agencies, (2) properly licensed and qualified to do business and is in good standing in each jurisdiction in which such licensing and qualification is necessary, (3) an approved servicer for any nationally recognized insurer providing mortgage insurance on the loans being serviced, and (4) qualified to act as servicer, and we confirm that no event has occurred which would make the third party unable to comply with all such eligibility requirements or would require notification to the GSEs or other government agencies. At September 30, 2015, primarily all of our government insured buyout portfolio is serviced by third parties.
Under these government programs, servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). As a result, operational capacity poses a risk to the potential claim payment through missed servicing milestones.
Mortgage Warehouse Finance
At September 30, 2015, our mortgage warehouse finance portfolio totaled $2.2 billion, or 10%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.
Mortgage warehouse finance increased by $806.0 million, or 59%, to $2.2 billion at September 30, 2015 from $1.4 billion at December 31, 2014. This change was primarily due to increased utilization by existing customers of $452.1 million in borrowings, as well as origination activity of $353.8 million. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customer's focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our ability to encourage customers to choose our lines over other potential funding options.
Lender Finance
At September 30, 2015, our lender finance portfolio totaled $1.1 billion, or 5%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Lender finance increased by $355.4 million, or 47%, to $1.1 billion at September 30, 2015 from $762.5 million at December 31, 2014. This increase was primarily due to new origination activity of $363.8 million, which was partially offset by decreases in utilization by existing customers of $7.1 million. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our ability to encourage customers to choose our lines over other potential funding options.
Other Commercial and Commercial Real Estate
At September 30, 2015, our other commercial and commercial real estate portfolio totaled $3.7 billion, or 18%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and commercial investment properties.
Other commercial and commercial real estate increased by $132.8 million, or 4%, to $3.7 billion at September 30, 2015 from $3.5 billion at December 31, 2014. This change was primarily due to originations of $877.5 million and purchases of $91.7 million partially offset by paydowns of $259.4 million, transfers to loans held for sale of $348.9 million, declining utilization by asset-based lending customers of $9.5 million and paydowns and payoffs. The purchases noted above represent the asset based lending loans purchased during the second quarter of 2015 as documented in Note 5.
Equipment Financing Receivables
Equipment financing receivables increased by $256.0 million, or 13%, to $2.3 billion, or 11%, of our total held for investment loan and lease portfolio at September 30, 2015 from $2.0 billion at December 31, 2014. The increase was the result of originations of $862.3 million and earned income of $83.8 million, partially offset by paydowns on existing loan and lease receivables of $633.5 million, $40.3 million of loans transferred from LHFI to LHFS, amortization of deferred origination costs of $15.0 million, charge-offs of $8.3 million and loan and lease expirations. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At September 30, 2015, our home equity lines totaled $332.2 million, or 2%, of our total held for investment loan and lease portfolio, an increase of $175.3 million, or 112%, from $156.9 million at December 31, 2014. This increase was primarily the result of originations of $206.6 million partially offset by paydowns on our existing lines of credit.
Consumer and Credit Card Loans
At September 30, 2015, consumer and credit card loans, in the aggregate, totaled $4.9 million, or less than 1% of our total held for investment portfolio, a decrease of $0.1 million from $5.1 million at December 31, 2014. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.

Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and nine months ended September 30, 2015 and 2014:

Change in Mortgage Servicing Rights				Table 22
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$362,803	$437,595	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	17,287	20,848	46,110	42,952
Sale of servicing rights	(1,898)	—	(35,938)	(55,547)
Amortization	(16,760)	(19,572)	(56,065)	(59,170)
Decrease (increase) in valuation allowance	(4,450)	3,071	(32,075)	8,012
Other	568	(699)	(101)	(1,684)
Balance, end of period	$357,550	$441,243	$357,550	$441,243
Valuation allowance:
Balance, beginning of period	$13,084	$3,071	$—	$8,012
Increase in valuation allowance	4,795	—	48,147	—
Recoveries	(345)	(3,071)	(16,072)	(8,012)
Write-off of valuation allowance	(640)	—	(15,181)	—
Balance, end of period	$16,894	$—	$16,894	$—
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights decreased by $3.6 million, or 17%, in the third quarter of 2015 compared to the same period in 2014 primarily due to a decrease in residential mortgage loans sold during the period of $0.4 billion, whereas originated servicing rights increased by $3.2 million, or 7%, during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in residential mortgage loans sold of $0.6 billion during the period. Mortgage origination volumes and sales volumes are impacted by volatility in the current interest rate environment.
Sale of servicing rights increased by $1.9 million during the third quarter of 2015 compared to the same period in 2014 due to the sale of $226 million in UPB of MSR to Nationstar Mortgage LLC (NSM) as part of the purchase and sale agreement that was executed on April 27, 2015 compared to no MSR sales during the same period in 2014. Sale of servicing rights decreased $19.6 million, or 35%, during the first nine months of 2015 compared to the same period in 2014 due to the previous sale of FNMA servicing rights to Ditech effective March 28, 2014, which included $9.9 billion in UPB and $55.5 million of MSR compared to the sale of $4.6 billion in UPB and $34.0 million of capitalized FHA servicing rights to Ditech effective May 1, 2015.
Amortization expense decreased by $2.8 million, or 14%, during the third quarter of 2015 compared to the same period in 2014 and by $3.1 million, or 5%, for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the reduction in UPB of our servicing portfolio. Our residential servicing portfolio decreased as a result of the sales to Ditech in March 2014 and May 2015, which reduced our servicing portfolio by $9.9 billion and $4.6 billion in UPB, respectively. In addition, amortization of our commercial MSR declined 42% to $1.8 million for the nine months ended September 30, 2015 from to $3.1 million for the same period in 2014, which is in line with the decline in our commercial MSR balance.
During the first nine months of 2015 we recorded impairment of $32.1 million primarily due to declining interest rates resulting in higher expected prepayments in the near term. Therefore amortization expense was accelerated and a valuation allowance was recorded. The BMR decreased 16 basis points from 4.00% at December 31, 2014 to 3.84% at September 30, 2015. In addition, as a result of the sale to Ditech effective May 1, 2015 and the sale to NSM during the third quarter of 2015 we determined that $15.2 million of the basis of our MSR asset was permanently impaired and non-recoverable and thus wrote off the $15.2 million through our valuation allowance upon sale. As a result of the aforementioned activity, the remaining balance of our valuation allowance is $16.9 million at September 30, 2015.
The remaining sale to NSM is expected to close in the fourth quarter of 2015 as we received Fannie Mae approvals, transferring approximately $3.4 billion of UPB with an estimated net book value of $18.9 million. Given the evidence provided through the negotiation process regarding the fair value of the Company's MSR, we incorporated the bid information received into the estimate of the fair value of MSR.

Other Assets
The following table sets forth other assets by category as of September 30, 2015 and December 31, 2014:

Other Assets		Table 23
(dollars in thousands)	September 30, 2015	December 31, 2014
Foreclosure claims receivable, net of allowance of $15,243 and $17,336, respectively	$513,572	$451,125
Accrued interest receivable	145,320	126,581
Servicing advances, net of allowance of $11,173 and $12,226 respectively	65,262	93,960
Margin receivable, net	50,183	35,816
Goodwill	46,859	46,859
Corporate advances, net of allowance of $415 and $5,960, respectively	32,916	50,470
Income tax receivable, net	22,749	85,897
Equipment under operating leases	18,724	13,173
Fair value of derivatives, net	17,162	18,809
Other real estate owned (OREO), net of allowance of $5,053 and $441, respectively	15,491	22,509
Prepaid assets	14,169	11,968
Intangible assets, net	2,124	3,705
Other	44,668	37,258
	$989,199	$998,130
Other assets decreased by $8.9 million, or 1%, to $989.2 million at September 30, 2015 from $998.1 million at December 31, 2014. The decrease was driven primarily by decreases in income taxes receivable, servicing advances, corporate advances and other real estate owned which were partially offset by increases in foreclosure claims receivable, accrued interest receivable, margin receivable and equipment under operating leases.
Foreclosure claims receivable increased by $62.4 million, or 14%, from December 31, 2014 to September 30, 2015. In 2015, we acquired government insured mortgages on a loans serviced by others basis in various stages of delinquency with an approximate basis of $2.0 billion. The increase in foreclosure claims receivable was primarily due to the timing and amount of new claims being added to the balance and claim funds being received as well as continued purchases of government insured residential mortgage loans.
Accrued interest receivable increased by $18.7 million, or 15%, from December 31, 2014 to September 30, 2015. The increase was primarily due to an increase in the period end balance of our government insured pool buyouts from $3.6 billion at December 31, 2014 to $3.9 billion at September 30, 2015.
Servicing advances decreased by $28.7 million, or 31%, from December 31, 2014 to September 30, 2015. The decrease was primarily due to the reduction in advances related to the MSR that was sold to Ditech.
Net margin receivable increased by $14.4 million, or 40%, from December 31, 2014 to September 30, 2015. Our margin receivable is utilized in offsetting derivative liability positions in the balance sheet. The increase in margin receivable was primarily the result of a decline in the fair values of derivative instruments. As the fair values of these derivative instruments decline, the overall liability position held by the Company increases resulting in greater margin requirements and fewer asset positions available for netting against these liabilities. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Corporate advances decreased by $17.6 million, or 35%, from December 31, 2014 to September 30, 2015. The decrease was primarily due to the sale of MSR and related advances to Ditech in second quarter.
Income taxes receivable decreased by $63.1 million, or 74%, from December 31, 2014 to September 30, 2015. The decrease was due to the accrual of the current year's income tax liability in the first nine months of 2015 as well as a tax refund that was received from the federal government during the first quarter of 2015 in the amount of $37.2 million.
Equipment under operating leases increased by $5.6 million, or 42%, from December 31, 2014 to September 30, 2015. The increase was due to funding an additional operating lease of approximately $5.2 million.
Other real estate owned decreased by $7.0 million, or 31%, from December 31, 2014 to September 30, 2015. The decrease was primarily due to the sale of OREO of $10.9 million and an increase in the reserves which was offset by additional OREO acquired through foreclosure.
Deferred Tax Liability
Net deferred tax liability decreased by $6.2 million, or 36%, from $17.2 million at December 31, 2014 to $11.0 million at September 30, 2015, primarily due to other comprehensive income adjustments related to interest rate swaps and mark-to-market adjustments. The overall decrease to the deferred tax liability was partially caused by MSR adjustments related to the sale of MSR to Ditech and the MSR impairment during the third quarter.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss increased by $7.1 million to a loss of $72.7 million at September 30, 2015, from a loss of $65.6 million at December 31, 2014, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps and debt securities partially offset by the reclassifications of unrealized losses during the period into income.

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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at September 30, 2015 and December 31, 2014:

Carrying Value of ACI Loans			Table 24
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
September 30, 2015
UPB or contractual net investment	$3,147,692	$134,539	$3,282,231
Plus: contractual interest due or unearned income	3,189,543	47,269	3,236,812
Contractual cash flows due	6,337,235	181,808	6,519,043
Less: nonaccretable difference	3,003,367	5,589	3,008,956
Less: Allowance for loan losses	7,417	346	7,763
Expected cash flows	3,326,451	175,873	3,502,324
Less: accretable yield	225,379	46,248	271,627
Carrying value	$3,101,072	$129,625	$3,230,697
Carrying value as a percentage of UPB or contractual net investment	99%	96%	98%
December 31, 2014
UPB or contractual net investment	$2,655,497	$198,061	$2,853,558
Plus: contractual interest due or unearned income	2,170,038	78,304	2,248,342
Contractual cash flows due	4,825,535	276,365	5,101,900
Less: nonaccretable difference	1,962,183	18,468	1,980,651
Less: Allowance for loan losses	5,974	2,042	8,016
Expected cash flows	2,857,378	255,855	3,113,233
Less: accretable yield	240,650	61,256	301,906
Carrying value	$2,616,728	$194,599	$2,811,327
Carrying value as a percentage of UPB or contractual net investment	99%	98%	99%
In our residential ACI portfolio, additional provision of $1.4 million was recorded as a valuation allowance for the nine months ended September 30, 2015. Within this portfolio, we reclassified $83.7 million from accretable yield due to a reduction in undiscounted expected cash flows of our government insured buyout portfolio. This reduction was primarily a result of changes in our expectation of loan modifications and liquidation timing which is stratified by servicer, coupon and state. The revisions to the expected cash flows were a result of continued monitoring and analytics available to us given the increases in portfolio balances and historical activity related to these assets. This change in assumptions drove a reduction in the expected cash flows but, as a result of the decreased duration, the weighted average yield on the portfolio increased.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $1.7 million was recorded for the nine months ended September 30, 2015. Within this portfolio, we also reclassified $6.0 million to nonaccretable difference from accretable yield due to decreases in cash flow expectations.
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

Non-Performing Assets (1)		Table 25
(dollars in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$27,322	$24,576
Home equity lines	4,186	2,363
Other consumer and credit card	5	38
Commercial Banking:
Commercial and commercial real estate	78,801	41,140
Equipment financing receivables	13,661	8,866
Total nonaccrual loans and leases	123,975	76,983
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	123,975	76,983
Other real estate owned	15,491	22,509
Total non-performing assets	139,466	99,492
Troubled debt restructurings less than 90 days past due	16,558	13,634
Total NPA and TDR (1)	$156,024	$113,126
Total NPA and TDR	$156,024	$113,126
Government insured 90 days or more past due still accruing	2,814,506	2,646,415
Loans accounted for under ASC 310-30:
90 days or more past due	4,871	8,448
Total regulatory NPA and TDR	$2,975,401	$2,767,989
Adjusted credit quality ratios: (1)
NPL to total loans	0.56%	0.41%
NPA to total assets	0.55%	0.46%
NPA and TDR to total assets	0.62%	0.52%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	13.21%	14.63%
NPA to total assets	11.73%	12.74%
NPA and TDR to total assets	11.80%	12.80%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR increased by $42.9 million, or 38%, to $156.0 million at September 30, 2015 from $113.1 million at December 31, 2014. This increase was comprised of a $47.0 million increase in nonaccrual loans and leases and a $2.9 million increase in TDRs less than 90 days past due, partially offset by a $7.0 million decrease in OREO. The increase in nonaccrual loans was primarily attributable to an increase of $37.7 million, or 92%, in commercial and commercial real estate nonaccrual loans and an increase of $4.8 million, or 54%, in equipment financing receivables nonaccrual loan and leases. This increase in commercial and commercial real estate nonaccrual loans was primarily the result of the downgrade to substandard of a $44.8 million relationship, of which $37.5 million was formerly rated as special mention where the tenant performed a global review of its real estate usage and decided to adjust its real estate strategy, which will likely result in vacancies on our borrower's properties going forward. The loans and leases mature on April 1, 2017 and March 31, 2017, respectively.  We continue to receive regular updates from our borrower on their dialogue with the tenant.
Total regulatory NPA and TDR increased by $207.4 million, or 7%, to $3.0 billion at September 30, 2015 compared to $2.8 billion at December 31, 2014. The increase in total regulatory NPA and TDR was primarily driven by an increase of $168.1 million, or 6%, in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.
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
In addition to the problem loans described above, as of September 30, 2015, we had special mention loans and leases totaling $31.7 million, or 0.1% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases decreased by $30.9 million, or 49%, to $31.7 million at September 30, 2015, from $62.5 million at December 31, 2014. This decrease in special mention loans and leases was comprised of a $29.4 million decrease in commercial and commercial real estate and a $1.5 million decrease in equipment financing receivables. The decrease in commercial real estate special mention loans was primarily driven by the downgrade of a relationship to substandard as documented in the NPA discussion above.
During the nine months ended September 30, 2015, $5.9 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $0.6 million was included in net interest income for the nine months ended September 30, 2015.

Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and nine months ended September 30, 2015 and 2014:

Allowance for Loan and Lease Losses Activity				Table 26
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
ALLL, beginning of period	$66,091	$56,728	$60,846	$63,690
Charge-offs:
Consumer Banking:
Residential mortgages	2,630	2,023	7,616	6,998
Home equity lines	353	171	917	650
Other consumer and credit card	—	28	62	63
Commercial Banking:
Commercial and commercial real estate	406	568	2,424	5,287
Equipment financing receivables	2,703	1,548	8,172	3,675
Total charge-offs	6,092	4,338	19,191	16,673
Recoveries:
Consumer Banking:
Residential mortgages	91	127	202	944
Home equity lines	70	289	250	504
Other consumer and credit card	—	—	—	—
Commercial Banking:
Commercial and commercial real estate	4	6	224	7
Equipment financing receivables	602	180	1,503	566
Total recoveries	767	602	2,179	2,021
Net charge-offs	5,325	3,736	17,012	14,652
Provision for loan and lease losses	11,131	6,735	28,063	15,929
Transfers to loans held for sale	—	(2,482)	—	(7,722)
ALLL, end of period	$71,897	$57,245	$71,897	$57,245
Net charge-offs to average loans held for investment	0.11%	0.09%	0.12%	0.13%
Net charge-offs for the nine months ended September 30, 2015 totaled $17.0 million, up $2.4 million, or 16%, over the nine months ended September 30, 2014. The increase in net charge-offs is primarily a result of an increase in net charge-offs associated with equipment financing receivables line of business offset by a decrease in net charge-offs of commercial and commercial real estate loans.

The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 27
	September 30, 2015			December 31, 2014
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$18,571	$7,417	$25,988	$19,124	$5,974	$25,098
Commercial and commercial real estate	31,473	346	31,819	21,053	2,042	23,095
Equipment financing receivables	11,051	—	11,051	8,649	—	8,649
Home equity lines	2,902	—	2,902	3,814	—	3,814
Consumer and credit card	137	—	137	190	—	190
Total ALLL	$64,134	$7,763	$71,897	$52,830	$8,016	$60,846
ALLL as a percentage of loans and leases held for investment	0.36%	0.24%	0.34%	0.35%	0.28%	0.34%

Residential mortgages	$8,203,392	$3,108,489	$11,311,881	$7,297,368	$2,622,702	$9,920,070
Commercial and commercial real estate	6,810,904	129,971	6,940,875	5,450,049	196,641	5,646,690
Equipment financing receivables	2,287,532	—	2,287,532	2,031,570	—	2,031,570
Home equity lines	332,183	—	332,183	156,869	—	156,869
Consumer and credit card	4,910	—	4,910	5,054	—	5,054
Total loans and leases held for investment	$17,638,921	$3,238,460	$20,877,381	$14,940,910	$2,819,343	$17,760,253
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $2.7 billion, or 18%, to $17.6 billion at September 30, 2015 from $14.9 billion at December 31, 2014. The growth is primarily attributable to new originations and strategic acquisitions of residential mortgages and commercial and commercial real estate partially offset by transfers of loans and leases to held for sale.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $0.9 billion, or 12%, to $8.2 billion at September 30, 2015, from $7.3 billion at December 31, 2014. The ALLL for residential mortgages, excluding ACI loans, decreased by $0.6 million, or 3%, to $18.6 million at September 30, 2015, from $19.1 million at December 31, 2014. Charge-off activity for residential mortgages was $7.6 million for the nine months ended September 30, 2015. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. As of September 30, 2015, $7.4 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.

The table below presents our residential mortgage portfolio, excluding government insured loans, by origination/vintage year and by product type. The table further segregates our portfolio between loans that were originated by EB and those that were acquired. The differentiation between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses. For acquired or repurchased loans, the origination year is based on the loan's origination date.

Residential Mortgage Loans Held for Investment Analysis			Table 28
September 30, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 5/1	$114,061	$1,289,714	$1,403,775
Jumbo 7/1	32,659	2,714,637	2,747,296
Jumbo 10/1	36,519	1,672,654	1,709,173
Jumbo fixed	3,135	25,858	28,993
Other originated	227,703	374,256	601,959
Total originated residential loans	414,077	6,077,119	6,491,196
Acquired or repurchased residential loans:
Loan repurchases	41,256	46,530	87,786
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	580,725	158,269	738,994
ASC 310-30 (ACI loan acquisitions)	46,540	6	46,546
Total acquired or repurchased residential loans	668,521	204,805	873,326
Total residential mortgage loans	$1,082,598	$6,281,924	$7,364,522
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of September 30, 2015, the $6.1 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 65% and a weighted average original FICO score of 763. Of those originated residential loans, $4.4 million were greater than 30 days past due and $2.5 million were on non-accrual status at September 30, 2015.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 29
September 30, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$575,596	$415,120	$2,711,870	$3,702,586
VA/Other government insured	124,383	11,358	109,032	244,773
Total government insured	$699,979	$426,478	$2,820,902	$3,947,359
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

Government Insured Buyouts Concentration of Credit Risk			Table 30
September 30, 2015	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	10.1%		2.8%
New York	8.2%		6.3%
Florida	7.1%	6.6%	6.1%
California	6.6%		12.1%
Illinois	5.6%		4.2%
Texas		12.4%	8.1%
Georgia		8.3%	3.1%
North Carolina		6.7%	3.1%
Ohio		4.8%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $1.4 billion, or 25%, to $6.8 billion at September 30, 2015, from $5.5 billion at December 31, 2014. The increase was due to the organic growth in our commercial and commercial real estate portfolio during the nine months ended September 30, 2015.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 49%, to $31.5 million at September 30, 2015, from $21.1 million at December 31, 2014. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, increased slightly to 0.5% as of September 30, 2015 compared with 0.4% at December 31, 2014. The consistency in coverage ratio is reflective of continued diligence ensuring that newly originated loans adhere to higher underwriting standards than in previous periods.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At September 30, 2015, two segments that are included in commercial and commercial real estate loans used shortened historical loss periods of 10 and 8 quarters compared to two segments having used 8 and 7 at December 31, 2014. Charge-off activity for commercial and commercial real estate increased to $2.4 million for the nine months ended September 30, 2015. Loan delinquency is one of the leading indicators of credit quality. As of September 30, 2015 and December 31, 2014, 0.2% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of September 30, 2015 our commercial ACI portfolio had an allowance of $0.3 million or 0.27% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.3 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

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

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 31
September 30, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Owner occupied	$32,565	$72,617	$105,182
Non-owner occupied	54,651	1,404,869	1,459,520
Other commercial real estate	23,905	541,360	565,265
Originated commercial real estate	111,121	2,018,846	2,129,967
Commercial - originated
Mortgage warehouse finance (1)	—	2,162,627	2,162,627
Lender finance (2)	50,448	1,067,438	1,117,886
Other commercial originated	2,905	121,664	124,569
Originated commercial	53,353	3,351,729	3,405,082
Total originated commercial and commercial real estate	164,474	5,370,575	5,535,049
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,156,045	119,810	1,275,855
Acquired credit impaired (ASC 310-30)	129,852	119	129,971
Total acquired commercial and commercial real estate	1,285,897	119,929	1,405,826
Total commercial and commercial real estate	$1,450,371	$5,490,504	$6,940,875

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

As of September 30, 2015, the $2.0 billion of commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average LTV of 59%. Of the $5.4 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and none were on non-accrual status at September 30, 2015.
As of September 30, 2015, $32.0 million, or 0.60%, of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $1.1 million of loans were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of September 30, 2015, $3.1 million or 0.06% of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 were rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 32
September 30, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$634,733	$8,455	$1,064	$644,252
Office products	495,193	10,785	1,061	507,039
Information technology	235,224	3,604	262	239,090
Specialty vehicle	208,193	1,861	—	210,054
Construction	187,545	—	643	188,188
Small fleet trucking	149,577	717	1,041	151,335
Other	346,666	853	55	347,574
Total equipment financing receivables	$2,257,131	$26,275	$4,126	$2,287,532
December 31, 2014
Healthcare	$565,558	$8,003	$1,237	$574,798
Office products	431,540	11,624	1,659	444,823
Information technology	222,368	1,547	33	223,948
Specialty vehicle	153,042	—	143	153,185
Construction	175,980	—	—	175,980
Small fleet trucking	204,816	—	—	204,816
Other	252,368	1,461	191	254,020
Total equipment financing receivables	$2,005,672	$22,635	$3,263	$2,031,570
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.3 billion in equipment financing receivables less than 30 days past due as of September 30, 2015, $7.2 million are on nonaccrual status and of the $26.3 million in equipment financing receivables 30-89 days past due as of September 30, 2015, $2.3 million are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
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
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans. Total non-conforming jumbo UPB and community reinvestment loans sold subject to EPD protection was $316.7 million at September 30, 2015.

As of September 30, 2015, we had 79 active repurchase requests related to loans previously sold or securitized by the Company. We have summarized the activity for the three and nine months ended September 30, 2015 and 2014 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 33
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Agency	11	28	85	133
Agency Aggregators / Non-GSE (1)	10	84	30	219
Repurchase requests received	21	112	115	352
Agency	20	30	56	116
Agency Aggregators / Non-GSE (1)	27	117	70	191
Requests successfully defended	47	147	126	307
Agency	19	21	39	39
Agency Aggregators / Non-GSE (1)	156	11	233	31
Loans repurchased, indemnified or made whole	175	32	272	70
Agency	$345	$1,316	$524	$2,151
Agency Aggregators / Non-GSE (1)	9,940	972	14,652	2,413
Net realized losses on loan repurchases	$10,285	$2,288	$15,176	$4,564
Years of origination of loans repurchased	2003-2014	2003 - 2013	2003-2014	2003 - 2013

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below for loans originated from 2004 through September 30, 2015:

Summary Statistics by Vintage				Table 34
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$38,728,376	$69,060,366
Request rate(1)	0.50%	2.09%	0.34%	0.88%
Requests received	255	1,851	553	2,659

Pending requests	14	28	35	77
Resolved requests	241	1,823	518	2,582
Repurchase rate	41%	48%	24%	42%

Loans repurchased	98	869	126	1,093
Average loan size	$222	$215	$237	$228
Loss severity	16%	38%	6%	31%

Losses realized	$3,558	$70,915	$1,847	$76,320
Losses realized (bps)	3.1	37.3	0.5	11.1

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to EPDs generally surface within six (6) months of selling the loan to an investor. From 2004 through 2009, we sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized related to those vintages.
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

In 2012, the Federal Housing Finance Agency (FHFA) announced that new representations and warranties frameworks were to be implemented in order to provide lenders a higher degree of certainty and clarity around repurchase exposure, as well as consistency around repurchase timelines and remedies. Version one of the framework, which was announced in 2012, applies to conventional loans that were acquired by the GSEs, on a flow basis after January 1, 2013 but before July 1, 2014, while version two of the framework, which was announced in 2014, applies to conventional loans that were acquired by the GSEs on a flow basis on or after July 1, 2014. Under the new framework, lenders will be relieved of their obligation to remedy mortgage loans that are in breach of certain underwriting and eligibility representations and warranties if the borrower meets one of two payment history requirements and the other eligibility criteria described herein. To be eligible for relief under the framework, a mortgage loan must meet the following requirements: (A) the mortgage loan must have an acquisition date after January 1, 2013 (see applicable dates above) and (B) the mortgage loan must meet one of the following payment history requirements: (1) the borrower was not 30 days delinquent during the 36 months following the acquisition date or (2) the borrower (i) had no more than two 30-day delinquencies and no 60-day or greater delinquencies, during the 36 months following the acquisition date; and (ii) was current as of the 60th month (36th month for loans under version two of the framework) following the acquisition date. To be eligible for relief under the new framework a loan: (1) must be a conventional mortgage loan sold to the GSEs on a flow basis, (2) cannot have been sold to the GSEs with any credit enhancements other than the traditional private mortgage insurance (PMI), (3) cannot have been subject to a forbearance agreement, repayment plan or otherwise have been modified from its original terms during the applicable qualifying pay history, (4) cannot have had any delinquencies between the origination date and GSE acquisition date, and (5) must not be subject to an outstanding repurchase or make-whole request.
The following is a rollforward of our reserves for repurchase losses for the three and nine months ended September 30, 2015 and September 30, 2014:

Reserves for Repurchase Obligations for Loans Sold or Securitized				Table 35
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$18,145	$26,373	$25,940	$20,225
Provision for new sales/securitizations	633	627	1,915	1,651
Provision (release of provision) for changes in estimate of existing reserves	(3,525)	—	(7,711)	7,400
Net realized losses on repurchases	(10,285)	(2,288)	(15,176)	(4,564)
Balance, end of period	$4,968	$24,712	$4,968	$24,712
The liability for repurchase losses decreased by $19.7 million, or 80%, from $24.7 million as of September 30, 2014 to $5.0 million as of September 30, 2015. The decrease in liability is primarily due to the decreased number of repurchase requests received from investors over the comparable time period, an increase in net realized losses and a release of provision due to the settlement of pending repurchase requests with a UPB of $49.8 million, and a slight increase in the reserve for new sales and securitizations.
The following table provides a breakout of the repurchase reserve into its major components as of September 30, 2015 and December 31, 2014:

Analysis of Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 36
(dollars in thousands)	September 30, 2015	December 31, 2014
Reserve for active (pending) repurchase requests	$751	$19,673
Remaining repurchase reserve	4,217	6,267
Total repurchase reserve	$4,968	$25,940
The reserve for active repurchase requests (pending pipeline) represents repurchase requests that have already been received by the Company from a third party investor, however the request is still active as a final settlement has not yet been agreed upon. As these requests have already been received the Company no longer needs to estimate the probability of receiving a request, thus reducing some uncertainty within the estimated reserve. Our reserve for active repurchase requests decreased by $18.9 million during the nine months ended September 30, 2015 from $19.7 million to $0.8 million due to the current year settlements with investors as noted above. Loss estimates for these active requests are estimated based on the investor’s current requested amount and historical loss trends from previously completed or settled requests. When taken together, these factors have greatly reduced the uncertainty within the underlying estimate and any changes to the Company's current estimation process will not have a material impact on its financial presentation.
As seen in the pending pipeline analysis below, the majority of active repurchase requests are for loans sold or securitized prior to 2010. We believe repurchase requests for these vintages will ease going forward as the FHFA announced in 2013 its goal for GSEs to complete their demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. We have seen an easing of repurchase requests related to most of our counterparties as a result of the GSEs progress. The Company received 115 repurchase requests in the nine months ended September 30, 2015 compared to 352 repurchase requests for the nine months ended September 30, 2014. Along with the easing of repurchase requests, the Company has also continued to settle outstanding repurchase requests through make-whole payments, loan repurchases and rescissions. For the nine months ended September 30, 2015, the Company settled 398 repurchase requests and for the nine months ended September 30, 2014 the Company settled 377 repurchase requests.

Pending Pipeline Analysis for Repurchase Obligations for Loans Sold or Securitized				Table 37
(dollars in thousands)	2002 - 2003	2004 - 2009	2010 - Present	Total
Pending Pipeline at September 30, 2015
Active repurchase requests	2	42	35	79
UPB of active repurchase (pending) requests	$252	$9,907	$8,399	$18,558
Pending Pipeline at December 31, 2014
Active repurchase requests	7	308	38	353
UPB of active repurchase (pending) requests	$1,287	$74,763	$9,783	$85,833
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at September 30, 2015. At September 30, 2015, we were actively servicing $969 million of this previously acquired UPB. Since 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and nine months ended September 30, 2015 and September 30, 2014:

Reserves for Repurchase Obligations for Loans Serviced				Table 38
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$1,957	$5,802	$2,947	$23,668
Provision (release of provision) for changes in estimate of existing reserves	(80)	(626)	(697)	(6,966)
Net realized losses on repurchases	(474)	(1,101)	(847)	(12,627)
Balance, end of period	$1,403	$4,075	$1,403	$4,075
The liability for repurchase losses decreased by $2.7 million, or 66%, from $4.1 million as of September 30, 2014 to $1.4 million as of September 30, 2015. The decrease in liability since September 30, 2014 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods. Net realized losses decreased by $11.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Along with the run-off of losses, the Company has seen a reduction in the number of repurchase requests being received as the Company received just six repurchase requests for loans serviced in the nine months ended September 30, 2015, while settling 29 repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period. As of September 30, 2015 we had 15 active repurchase requests for loans being serviced.

Analysis of Reserves for Repurchase Obligations for Loans Serviced		Table 39
(dollars in thousands)	September 30, 2015	December 31, 2014
Reserve for active (pending) repurchase requests	$348	$1,108
Remaining repurchase reserve	1,055	1,839
Total repurchase reserve	$1,403	$2,947
As seen in the analysis above, the Company has experienced a sharp decline in the reserve for active repurchase requests due to the reduction in incoming requests received from GSEs. Along with this sharp decline in received requests, the Company has not identified any new counterparties that are unwilling or unable to satisfy their indemnification obligations since 2013 and the total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations has been reduced through borrower paydowns and/or third party sales, leading to a significant reduction in the Company’s estimated reserve. When taken together, these factors have greatly reduced the uncertainty within the underlying estimate and any changes to the Company's current estimation process will not have a material impact on its financial presentation. As such, the Company no longer considers its reserve for loans serviced to be a significant accounting estimate.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 40
(dollars in thousands)	September 30, 2015	December 31, 2014
Noninterest-bearing demand	$1,389,644	$984,703
Interest-bearing demand	3,631,458	3,540,027
Market-based money market accounts	351,880	374,856
Savings and money market accounts, excluding market-based	5,734,451	5,136,031
Market-based time	379,967	466,514
Time, excluding market-based	6,078,689	5,006,566
Total deposits	$17,566,089	$15,508,697
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
Total deposits increased by $2.1 billion, or 13%, to $17.6 billion at September 30, 2015 from $15.5 billion at December 31, 2014. During the first nine months of 2015, noninterest-bearing demand deposits increased $404.9 million, or 41%, to $1.4 billion at September 30, 2015 primarily due to an increase in commercial noninterest-bearing demand deposits. Interest-bearing deposits increased by $1.7 billion, or 11%, to $16.2 billion at September 30, 2015 from $14.5 billion at December 31, 2014. This increase in interest-bearing deposits was primarily due to growth in time deposits and savings and money market accounts.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $1.3 billion, or 32%, to $5.3 billion at September 30, 2015 from $4.0 billion at December 31, 2014.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and nine months ended September 30, 2015 and 2014, respectively.

FHLB Borrowings			Table 41
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Fixed-rate advances:
Average daily balance	$5,399,174	$3,808,326	$4,746,919	$3,050,254
Weighted-average interest rate	1.06%	1.14%	1.08%	1.34%
Maximum month-end amount	$5,797,000	$3,953,000	$5,797,000	$4,278,000
Floating-rate advances:
Average daily balance	$25,000	$—	$25,000	$—
Weighted-average interest rate	0.26%	—	0.26%	—%
Maximum month-end amount	$25,000	$—	$25,000	$—
Overnight advances:
Average daily balance	$—	$—	$—	$183
Weighted-average interest rate	—%	—%	—%	0.36%
Maximum month-end amount	$—	$—	$—	$50,000

Liquidity Management
Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements.
Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through issuance of deposits and borrowed funds. In addition, debt and equity capital raises provide us with sources of liquidity. To manage fluctuations in short-term funding needs, we utilize borrowings under lines of credit with other financial institutions, such as the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal fund lines of credit with correspondent banks, and, for contingent purposes, the Federal Reserve Bank Discount Window. We also have access to term advances with the FHLB, as well as brokered certificates of deposits, for longer term liquidity needs. We believe our sources of liquidity are sufficient to meet our cash flow needs for the foreseeable future.
We continued to maintain a strong liquidity position during the third quarter of 2015. Cash and cash equivalents were $599.2 million, available for sale investment securities were $574.1 million, and total deposits were $17.6 billion as of September 30, 2015.
As of September 30, 2015, we had a $8.4 billion line of credit with the FHLB, of which $5.5 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 14. As of September 30, 2015, we pledged collateral with the Federal Reserve Bank that provided $120.0 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At September 30, 2015, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $3.6 billion with $245.9 million in outstanding balances. Although our availability under the program was $3.6 billion at September 30, 2015, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500 million as the practical maximum capacity for this type of deposit funding. As of September 30, 2015, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2015 Capital Actions
On October 22, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on November 23, 2015, to stockholders of record as of November 10, 2015. Also on October 22, 2015, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on January 5, 2016, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of December 21, 2015.
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
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at September 30, 2015 was an increase to the

MSA threshold deduction of $12.9 million for the Company and a decrease of $0.3 million for EB, which resulted in a decline of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at September 30, 2015 of $0.8 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the greater reduction in average tangible assets when compared to the reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a negative impact on these two ratios at September 30, 2015.
At September 30, 2015, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 12.2%, a Tier 1 leverage ratio of 8.2%, a Tier 1 risk-based capital ratio of 12.2% and a total risk-based capital ratio of 12.7%. At September 30, 2015, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 10.2%, a Tier 1 leverage ratio of 7.8%, a Tier 1 risk-based capital ratio of 11.7% and a total risk-based capital ratio of 13.2%. Management believes, at September 30, 2015, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
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
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at September 30, 2015 and December 31, 2014.

Regulatory Capital (bank level)		Table 42
(dollars in thousands)		September 30, 2015	December 31, 2014
		(under Basel III)	(under Basel I)
Shareholders’ equity		$2,002,848	$1,789,398
Less:	Goodwill and other intangibles	(47,198)	(49,589)
	Disallowed servicing asset	(26,699)	(32,054)
Add:	Accumulated losses on securities and cash flow hedges	71,202	64,002
Tier 1 capital		2,000,153	1,771,757
Add:	Allowance for loan and lease losses	72,653	60,846
Total regulatory capital		$2,072,806	$1,832,603

Adjusted total assets		$24,428,171	$21,592,849
Risk-weighted assets		16,336,138	13,658,685
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 43
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2015 (under Basel III)
Common equity tier 1 to risk-weighted assets	$2,000,153	12.2%	$735,126	4.5%	$1,061,849	6.5%
Tier 1 capital to adjusted tangible assets	2,000,153	8.2	977,127	4.0	1,221,409	5.0
Tier 1 capital to risk-weighted assets	2,000,153	12.2	980,168	6.0	1,306,891	8.0
Total capital to risk-weighted assets	2,072,806	12.7	1,306,891	8.0	1,633,614	10.0
December 31, 2014 (under Basel I)
Tier 1 capital to adjusted tangible assets	$1,771,757	8.2%	$863,714	4.0%	$1,079,643	5.0%
Tier 1 capital to risk-weighted assets	1,771,757	13.0	N/A	N/A	819,521	6.0
Total capital to risk-weighted assets	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at September 30, 2015.

Regulatory Capital (EFC consolidated)		Table 44
(dollars in thousands)		September 30, 2015
		(under Basel III)
Shareholders’ equity		$1,822,869
Less:	Preferred stock	(150,000)
	Goodwill and other intangibles	(47,198)
	Disallowed servicing asset	(39,838)
Add:	Accumulated losses on securities and cash flow hedges	72,716
Common tier 1 capital		1,658,549
Add:	Preferred stock	150,000
Add:	Additional tier 1 capital (trust preferred securities)	103,750
Tier 1 capital		1,912,299
Add:	Subordinated notes payable	172,353
Add:	Allowance for loan and lease losses	72,653
Total regulatory capital		$2,157,305

Adjusted total assets		$24,429,012
Risk-weighted assets		16,327,166
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC consolidated)			Table 45
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2015 (under Basel III)
Common equity tier 1 to risk-weighted assets	$1,658,549	10.2%	$734,722	4.5%	$1,061,266	6.5%
Tier 1 capital to adjusted tangible assets	1,912,299	7.8	977,160	4.0	1,221,451	5.0
Tier 1 capital to risk-weighted assets	1,912,299	11.7	979,630	6.0	1,306,173	8.0
Total capital to risk-weighted assets	2,157,305	13.2	1,306,173	8.0	1,632,717	10.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of September 30, 2015.

Interest Rate Sensitivity	Table 46
	September 30, 2015
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$95,425	4.3%
Up 100 basis points	88,382	4.0%
Down 25 basis points	(30,770)	(1.4)%
The projected change in EVE to changes in interest rates at September 30, 2015 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $8.7 million at September 30, 2015, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 20, 2015, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, filed on April 30, 2015 and July 29, 2015 respectively, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
Mortgage Electronic Registration Services (MERS), EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., et al., filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio; and (2) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania.  In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe that the plaintiffs' claims are without merit and contest all such claims vigorously.
Wilson Class Action
On June 18, 2014, a punitive class action entitled Dwight Wilson, Jesus A. Avelar-Lemus, Jessie Cross, and Mattie Cross on behalf of themselves and all other similarly situated v. EverBank, N.A., Everhome Mortgage, Assurant, Inc., Standard Guaranty Insurance Company, and American Security Insurance Company was filed in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for overpayment of lender placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs. On July 17, 2015, the parties entered into a settlement agreement that was preliminarily approved by the court and the claims administration process began.
Bland Collective Action
We are party to a collective action arbitration demand under the Fair Labor Standards Act (FLSA) entitled Edward Moise, James Tyrrell, John Jahangani, Louis Andrew Doherty III, Calvin Cooper, Lemuel Bland and all others similarly situated v. EverBank and EverBank Financial Corp filed with the American Arbitration Association on September 3, 2015. The plaintiffs in this collective action arbitration allege that plaintiffs and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The demand seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. A response to the demand for arbitration is currently due October 30, 2015. We believe that the plaintiffs' claims are without merit and intend to contest all such claims vigorously.
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

EverBank Financial Corp

Date:	October 28, 2015	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2015	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith