Form 10-K
period 2015-12-31
EverBank Financial Corp
filed 2016-02-19
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐  No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $19.65, was approximately $1,802,844,427. There was no non-voting common equity of the registrant outstanding on that date.
As of February 16, 2016, there were 125,104,343 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for the annual meeting of stockholders, scheduled to be held on May 19, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2015.

EverBank Financial Corp
Form 10-K

Part I
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in this Annual Report on Form 10-K and the following:

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

•	risk of higher loan and lease charge-offs;

•	legislative or regulatory actions affecting or concerning mortgage loan modification, refinancing and foreclosure;

•	risk of individual claims or further fines, penalties, equitable remedies, or other enforcement actions relating to our mortgage related practices;

•	our ability to comply with any supervisory actions to which we are or become subject as a result of examination by our regulators;

•	our ability to comply with the amended consent order and the terms and conditions of our settlement of the Independent Foreclosure Review, including the associated costs;

•	concentration of our commercial real estate loan portfolio;

•	higher than normal delinquency and default rates affecting our mortgage banking business;

•	execution of current or future acquisition, reorganization or disposition transactions including, the risk that we may not realize the anticipated benefits of such transactions;

•	concentration of mass-affluent clients and jumbo mortgages;

•	the effectiveness of the hedging strategies we use to manage our mortgage pipeline;

•	the effectiveness of our derivatives to manage interest rate risk;

•	delinquencies on our equipment leases and reductions in the resale value of leased equipment;

•	increases in loan repurchase requests and our reserves for loan repurchases;

•	failure to prevent a breach to our Internet-based system and online commerce security;

•	soundness of other financial institutions;

•	changes in currency exchange rates or other political or economic changes in certain foreign countries;

•	the competitive industry and market areas in which we operate;

•	historical growth rate and performance may not be a reliable indicator of future results;

•	loss of key personnel;

•	fraudulent and negligent acts by loan applicants, mortgage brokers, mortgage warehouse finance customers, other vendors and our employees;

•	costs of compliance or failure to comply with laws, rules, regulations and orders that govern our operations;

•	failure to establish and maintain effective internal controls and procedures;

•
impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and the capital requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee);

•	effects of changes in existing United States (U.S.) government or government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to generally accepted accounting principles (GAAP);

•	environmental liabilities with respect to properties that we take title to upon foreclosure

•	fluctuations in our stock price; and

•	inability of EverBank (EB), our banking subsidiary, to pay dividends.

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
As of December 31, 2015, we had total assets of $26.6 billion, total deposits of $18.2 billion and total shareholder's equity of $1.9 billion. Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida and our telephone number is (904) 281-6000. Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “EVER.”
Financial Information About Our Business Segments
We evaluate our overall financial performance through three financial reporting segments: Consumer Banking, Commercial Banking and Corporate Services. Consumer Banking includes consumer deposit services and activities, wealth management, residential lending and servicing, and capital markets. Commercial Banking includes commercial deposit services and activities, commercial and commercial real estate lending, commercial finance and mortgage warehouse finance. Corporate Services provides support services to the Consumer and Commercial Banking segments. Financial information with respect to our business segments including revenue, operating income or loss and total assets is contained in Note 29 to our consolidated financial statements included in this report.
Consumer Banking
Deposits and Wealth Management
Our consumer deposit franchise provides a stable, flexible source of low all-in cost funds and is focused on fostering strong relationships with individual and small and mid-sized size business clients nationwide.  These clients maintain an average deposit balance per household (excluding escrow deposits) of $105,923 as of December 31, 2015, which we believe is more than three times the peer median.
Deposit clients can choose to manage their relationship with us through our omni channel platform including the Online Financial Center, tablet and mobile applications, phone and email, or our network of financial centers in key Florida metropolitan areas, which have average deposits per branch of $364.8 million as of December 31, 2015. Our distribution channels, client acquisition strategies and centralized operating platform provide the flexibility to tailor deposit growth to scale the business efficiently.  Our unique products and product design, distribution and marketing strategies allow us to effectively control organic deposit growth, providing flexibility and efficiency in funding asset growth opportunities.
Our World Markets deposit offering provides clients with a toolkit for global diversification including WorldCurrency® deposits denominated in 21 foreign currencies and MarketSafe® structured deposits, which totaled $567.8 million and $149.8 million respectively as of December 31, 2015. In addition, World Markets clients held over $175.8 million of precious metals in custody with us in non-Federal Deposit Insurance Corporation (FDIC) insured EverBank Metals Select® accounts as of December 31, 2015.
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
We generate mortgage servicing business through the retention of servicing from our origination activities, whole loan acquisitions, and related servicing activities. We service a diverse portfolio of both products and investors including agency and private pools of mortgages secured by properties throughout the United States. During 2014, we realigned the profile of our servicing business through the strategic sale of our default servicing operations and higher delinquency servicing rights to Ditech Financial LLC (Ditech), formerly known as GreenTree Servicing LLC. In 2015, we executed sales of $8.2 billion in unpaid principal balance (UPB), representing our remaining non-core servicing operations not included in the 2014 sale to Ditech.
Capital Markets
We opportunistically supplement organic originations by purchasing loans and securities when those investments have more attractive risk-adjusted returns than those we can originate and retain. Our decision to originate, retain, acquire, securitize or sell assets is grounded in our rigorous analytical approach to investing and our disciplined approach to balancing risk against performance. Our flexibility to retain or sell originated assets or acquire assets enables us to achieve attractive risk adjusted returns in a variety of market conditions and enhance stockholder value.

Commercial Banking
Commercial Deposits
We continued to increase our emphasis on commercial deposits in 2015 in order to deepen existing relationships with our large number of small and mid-size business clients and to attract new commercial clients. We distinguish ourselves from competitors based on our attractive product offering, client service and value proposition. Commercial deposit balances represented 23% of our total deposits as of December 31, 2015 compared to 19% as of December 31, 2014.
Commercial & Commercial Real Estate Lending
We originate commercial real estate loans for the acquisition and refinancing of stabilized commercial real estate for owner users, investors and developers nationwide. Our portfolio is diversified by property type and geographic location and includes owner occupied, single-tenant, multi-tenant commercial and multi-family properties with an average loan size of approximately $3.5 million. We underwrite stabilized properties with experienced borrowers, strong property/tenant cash flow and collateral. We offer our clients competitive fixed and floating interest rates with flexible terms.
Commercial Finance
Our commercial finance platform includes vendor equipment finance, lender finance, capital equipment finance and business credit. Our vendor equipment finance division originates equipment leases and loans nationwide through relationships with over 900 equipment manufacturers, distributors and dealers with large groups of high quality clients. Our equipment leases and loans generally finance essential-use health care, office product, technology, industrial and other types of equipment primarily to small and mid-size lessees and borrowers. Our typical equipment financings range from approximately $10,000 to $5.0 million per transaction with typical finance terms ranging from 36 to 72 months. We have significantly increased origination activity within our equipment business since 2010 by expanding within both our served markets as well as expanding into new markets.
The lender finance business focuses on providing revolving and term credit facilities secured by equipment and receivables primarily to specialty finance companies on a national basis. We have achieved significant growth in this business since inception, as new client acquisition has driven strong growth in committed facilities as both agent and participant. These credit facilities typically have an initial term of 36 to 84 months and range in size from $15.0 million to more than $50.0 million.
The capital equipment finance business, which commenced in late 2014, is a secured asset finance company providing structured equipment financing loans and leases to middle market companies with transaction sizes of $3.0 million to $20.0 million and terms ranging from 36 to 84 months.  This business targets industries like transportation, construction, manufacturing, healthcare and energy with underlying assets that typically have high resale residual value.
Business credit is our asset-based lending (ABL) operation we purchased in May 2015 with advances and commitments of $94.0 million and $187.0 million, respectively, at acquisition.  This ABL portfolio consists of secured revolving and term loans to middle market companies in need of working capital or companies undergoing restructuring. These loans typically range from $5.0 million to $40.0 million in commitments, are secured by tightly monitored, liquid inventory and receivables at discounted advance rates which results in reduced losses in the event of default.
Our commercial finance activities provide us with access to approximately 37,000 small business clients nationwide, which creates opportunities to potentially cross-sell other commercial and consumer banking and lending products and services.
Mortgage Warehouse Finance
Our warehouse finance business provides mortgage loan financing to mid-sized, established mortgage banking companies across the country with a proven track record of originating quality mortgages.  A majority of our warehouse financing loans are short-term revolving facilities, which may include sublimits, collateralized by agency and government residential loans originated by our clients.  Our loan commitment sizes generally range from $30 million to $150 million. The majority of the advances made on these facilities are made as short-term repurchase agreements which protects us by providing us ownership of the collateral in the event of default. The advances made on these facilities are discounted based on the relative risk of the underlying collateral with higher advance rates on agency and government deliverable mortgages and smaller advance rates on servicing advances and mortgage servicing assets.
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
Competition for loans is often driven by interest rates, loan origination and related fees and services. Because of our lower all-in cost structure relative to our competition, we are often able to offer borrowers more favorable interest rates than may be available from other lenders. In addition, because we originate assets to hold on our balance sheet as well as sell in the secondary markets, we seek to attract borrowers by offering loan products such as jumbo residential mortgage loans that may not be available from other lenders. We have successfully executed both sales and securitizations of our jumbo preferred fixed rate and adjustable rate mortgage (ARM) products.
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
Supervision and Regulation
Government Regulation
We and EverBank are subject to comprehensive supervision and regulation that affect virtually all aspects of our operations. This supervision and regulation is designed primarily to protect depositors, borrowers, customers and the Deposit Insurance Fund (DIF), administered by the FDIC, and the banking system as a whole, and generally is not intended for the protection of stockholders. The following summarizes certain of the more important statutory and regulatory provisions applicable to us.
Certain of the regulatory requirements that are applicable to the Company and EverBank are described below. This description is not intended to be a complete explanation of such requirements and their effects on the Company and EverBank, and is qualified in its entirety by reference to the actual statutes and regulations. Any change in laws, regulations, or supervisory actions, whether by the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB), the FDIC, the Consumer Financial Protection Bureau (CFPB), or Congress, could have a material adverse impact on the Company and EverBank.
See also the discussion under “Risk Factors-Regulatory and Legal Risks.”
Recent Regulatory Developments
Mortgage servicing “horizontal review.” A “horizontal review” of the residential mortgage foreclosure operations of fourteen mortgage servicers, including EverBank, by the federal banking agencies resulted in formal enforcement actions against all of the banks subject to the horizontal review. On April 13, 2011, each of the Company and EverBank entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The OCC succeeded the OTS with respect to EverBank's consent order, and the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensure that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. EverBank was also required to retain an independent firm as part of an “Independent Foreclosure Review” program to conduct a review of residential foreclosure actions that were pending at any time between January 1, 2009 through December 31, 2010, as well as residential foreclosure sales that occurred during this time period, in order to determine among other things, whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation, as appropriate.
In August 2013, EverBank reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of $39.9 million which was made by EverBank to a settlement fund to provide relief to qualified borrowers. In addition, EverBank contributed $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement did not eliminate all of our risks associated with foreclosure-related practices, and it did not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remained in effect without modification. As of December 31, 2015, the settlement fund established at the termination of the Independent Foreclosure Review paid $37.5 million in remediation to about 31,000 borrowers, for a 95% cash-rate. Based upon this cash-rate, the OCC is permitting termination of the settlement fund in the first quarter of 2016. The remaining funds will escheat to the applicable state treasurer’s office.
In October 2013, EverBank, along with other mortgage servicers, also received a letter from the OCC requesting, in connection with the April 2011 consent order as amended, that EverBank provide the OCC with an action plan to identify errors and remediate potentially harmed borrowers serviced by EverBank from January 1, 2011 through the date EverBank independently validated that it had corrected all material errors identified during the Independent Foreclosure Review. EverBank submitted its action plan in 2013, which did not require an independent third party review. Pursuant to this plan, EverBank, through an independent paying agent, is in the process of making remediation payments totaling $1.64 million to approximately 48,000 borrowers. As of December 31, 2015, EverBank has paid $1.6 million in remediation to about 34,500 borrowers, for a 76% cash rate. At December 31, 2015, EverBank has accrued $1.2 million for potential remediation payments to be made to borrowers under that action plan. EverBank will be remediating two populations of borrowers.
On June 17, 2015, EverBank, entered into an amended consent order with the OCC that released EverBank from many of the requirements of the 2011 consent order, as amended in 2013, but found that certain aspects remained incomplete and imposed certain additional supervisory conditions related to EverBank’s residential mortgage servicing operations. These conditions included, among other things, limits on the acquisition of new third party residential mortgage loans and servicing rights, restrictions on providing servicing to third parties, restrictions on the outsourcing or sub-servicing of EverBank servicing activities to others, and new appointments of senior officers responsible for residential mortgage servicing or residential mortgage servicing risk management and compliance.
On January 5, 2016, the OCC terminated EverBank’s consent order, as amended in 2013 and 2015, having determined that EverBank had complied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1 million in civil money penalties pertaining to certain improper fees charged to borrowers between January 2011 and March 2015. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.

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

While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of the impact such requirements will have on our operations continues to be unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our investors.
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
Creation of New Governmental Agencies. The Dodd-Frank Act created various new governmental agencies such as the Financial Stability Oversight Council and the CFPB, an independent agency housed within the FRB. The CFPB has a broad mandate to issue regulations, examine compliance and take enforcement action under the federal consumer financial laws, including with respect to EverBank. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
Limitation on Federal Preemption. The Dodd-Frank Act has reduced the ability of national banks and federal savings associations to rely upon federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of federal savings associations, has the ability to make preemption determinations where certain conditions are met, the new limitations placed on preemption determinations have the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks. While some uncertainty remains as to how the OCC will address preemption determinations going forward, on July 20, 2011, the OCC issued a final rule implementing certain Dodd-Frank Act preemption provisions. Among other things, the rule states that federal savings associations, such as EverBank, are subject to the same laws, legal standards and OCC regulations regarding the preemption of state law as national banks. In promulgating the rule, the OCC stated that its prior preemption determinations and regulations remain valid. As a result, we expect EverBank should have the benefit of those determinations and regulations.
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations. Most significantly, the new standards prohibit us from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards have resulted in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, regulations adopted pursuant to the Dodd-Frank Act became effective on December 24, 2015, generally require securitizers to retain an economic interest of 5% in the credit risk relating to residential mortgage loans collateralizing asset-backed securities (ABS) that they sponsor if the loans have not complied with the ability to repay standards.
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
EverBank is already subject to stress testing and reporting requirements, beginning in 2013.  EverBank’s first submission to the OCC used data as of September 30, 2013 and the scenarios released by the regulators in November 2013.  Based on this submission, EverBank met all regulatory thresholds.  Required public disclosure of EverBank’s stress testing results commenced with our company-run stress tests for the following cycle, using data as of September 30, 2014, and with a summary of results published on June 29, 2015.
Due to a change in rules, the stress testing cycle for EverBank that would have begun on October 1, 2015 instead began on January 1, 2016, using financial data as of December 31, 2015.  The scenarios were provided on January 28, 2016, and EverBank will be required to conduct and submit the results of the stress tests to our regulators by July 31 and publish a summary of those results between October 15, 2016 and October 31, 2016, unless that time period is extended by the regulators.  Subsequent years are expected to follow the same schedule for EverBank.  EverBank Financial Corp will also become subject to these requirements beginning in 2017.
Basel III and the Basel III Capital Rules. While we were historically required by the OTS to have a prudential level of capital to support our risk profile, the OTS did not subject savings and loan holding companies, such as us, to consolidated regulatory capital requirements. Through December 31, 2014, there were no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings associations that are applicable to EverBank. The Dodd-Frank Act subjects us to capital requirements that are not less stringent than such requirements generally applicable to insured depository institutions, such as EverBank, or quantitatively lower than such requirements in effect for insured depository institutions as of July 21, 2010. The risk-based capital guidelines that applied to EverBank through December 31, 2014, are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.
In July 2013, our primary federal regulator, the Federal Reserve, and EverBank’s primary federal regulator, the OCC, published final rules (Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to savings and loan holding companies and depository institutions, including us and EverBank. The Basel III Capital Rules define the components of regulatory capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replaced the prior risk-weighting approach, with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for the Company and EverBank on January 1, 2015 (subject to phase-in periods as discussed below).
The Basel III Capital Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (CET1), (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments from capital as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan losses, in each case, subject to the Basel III Capital Rules’ specific requirements.
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
The Basel III Capital Rules also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. When fully phased in on January 1, 2019, the Basel III Capital Rules will require us and EverBank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of Total capital (Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5% and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a previous minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).
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
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the prior capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting our determination of risk-weighted assets include, among other things:

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
Management believes, at December 31, 2015, that we and EverBank meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
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
Volcker Rule. The Dodd-Frank Act amended the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit insured depository institutions (such as EverBank) and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds, together "covered funds"). The statutory provision is commonly called the “Volcker Rule”. The FRB adopted final rules implementing the Volcker Rule in December 2013. The regulations provided for a Volcker Rule conformance date of July 21, 2015. Conformance with the provisions prohibiting certain “covered funds” activities has since been extended by a FRB order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016. The FRB expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017. As of December 31, 2015, the fair value and book value of investments that are deemed "covered funds" was $7.4 million and $7.6 million, respectively. For further review of these holdings see the disclosure in the "Asset and Liability Management and Market Risk" section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.
The Company
We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (HOLA). As such, we are registered as a savings and loan holding company and are subject to those regulations applicable to a savings and loan holding company. As such, we are subject to FRB examinations, supervision and reporting requirements, and to the FRB’s enforcement authority. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association, such as EverBank. The Company is also subject to the rules and regulations of the Securities and Exchange Commission (SEC) under the federal securities laws.
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

In evaluating an application by a holding company to acquire a savings institution, the FRB must consider, among other factors, the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the acquiror, the risk to the DIF, the convenience and needs of the community and competitive factors.
A savings and loan holding company is required to serve as a source of financial and managerial strength to its subsidiary savings associations. This requires the Company to commit to provide necessary capital, liquidity, and other support to EverBank during times of financial distress.
As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that EverBank continues to satisfy the Qualified Thrift Lender (QTL) test. See “-Regulation of Savings Associations-QTL Test” below for a discussion of the QTL requirements. If we were to acquire a savings institution that will be held as a separate subsidiary, then we may become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended (BHC Act), subject to the prior approval of the FRB, and to other activities authorized by regulation. A multiple savings and loan holding company that meets applicable capital, supervisory and other standards under applicable FRB regulations may elect to be treated as a financial holding company and engage in the broader range of financial activities permissible for a financial holding company under the BHC Act. We do not currently rely on our unitary savings and loan holding company status to engage in business activities that would not be permissible for a multiple savings and loan holding company.
Transactions between EverBank, including any of EverBank’s subsidiaries, and us or any of EverBank’s affiliates, are subject to various conditions and limitations. See “Regulation of Savings Associations-Transactions with Related Parties” below. EverBank must seek approval from the FRB prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Savings Associations-Limitation on Capital Distributions” below.
EverBank
EverBank is a federal savings association and, as such, is subject to extensive regulation, examination and supervision by the OCC. EverBank also is subject to backup examination and supervision authority by the FDIC, as its deposit insurer. In addition, EverBank is subject to regulation and supervision by the CFPB with regard to federal consumer financial laws.
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
EverBank may also establish service corporations to engage in activities not otherwise permissible for EverBank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by EverBank to meet certain marketability and credit quality criteria and that limit EverBank’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
Volcker Rule. During our evaluation of the impact of the Volcker Rule as described above, investments with a carrying value of $257.2 million, at December 31, 2013, were identified that may be required to be sold. As a result, during the year ended December 31, 2013 we were required to record an other than temporary impairment (OTTI) of $3.3 million as we were no longer able to assert that we will hold such investments until recovery. During the year ended December 31, 2014, we recognized an additional $0.7 million in OTTI which represented additional declines in fair value on the securities identified that may be required to be sold. Although we are continuing to evaluate further impacts of the Volcker Rule and the final rules adopted thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and EverBank.
Loans to One Borrower. Under HOLA, federal savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers (which also includes credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions) outstanding at one time and not fully secured by collateral may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2015, EverBank’s limit on loans and extensions of credit to one borrower was approximately $319.1 million and $212.7 million, for the 15% limitation and 10% limitation, respectively. At December 31, 2015, EverBank’s largest aggregate amount of loans and extensions of credit to a single borrower was $150.0 million, with seven separate borrowers each having total loans in this amount. At December 31, 2015, each of these seven lending relationships were with clients in our mortgage warehouse finance area. All seven of these loan relationships were performing in accordance with the terms of their loan agreements as of December 31, 2015.
QTL Test. HOLA requires a federal savings association to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every 12 months. A federal savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. A thrift that fails the QTL test is subject to the general dividend restrictions that would apply to a national bank and is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift and specifically approved by the OCC and the FRB. In addition, violations of the QTL test are treated as violations of HOLA subject to remedial enforcement action. At December 31, 2015, EverBank maintained 83.6% of its portfolio assets in qualified thrift investments. EverBank had also satisfied the QTL test in each of the twelve months prior to December 31, 2015 and, therefore, was a QTL.
Limitation on Capital Distributions. Federal banking regulations currently impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital.
We are a legal entity separate and distinct from EverBank, and the OCC and FRB regulate all capital distributions by EverBank directly or indirectly to us, including dividend payments. For example, EverBank must obtain the approval of the OCC for a proposed capital distribution if the total amount of all of EverBank’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds EverBank’s net income for that year-to-date period plus EverBank’s retained net income for the preceding two years. EverBank also must give prior notice of any dividend to the FRB, with a copy to the OCC, because EverBank is a subsidiary of a savings and loan holding company.
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
Transactions with Related Parties. EverBank’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, (FRA). The applicable regulations for savings associations regarding transactions with affiliates generally conform to the requirements of the FRB's Regulation W. In general, an affiliate of a federal savings association is any company that controls, is controlled by, or is under common control with, the savings association, other than the savings association’s subsidiaries. For instance, we are deemed an affiliate of EverBank under these regulations.
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
Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the federal bank regulatory agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines"). The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. Currently, if the OCC determines that a federal savings association fails to meet any standard established by the Guidelines, then the OCC may require the federal savings association to submit to the OCC an acceptable plan to achieve compliance. If the federal savings association fails to comply, the OCC may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
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
The OCC categorized EverBank as “well capitalized” following its last examination. At December 31, 2015, EverBank exceeded all regulatory capital requirements and was considered to be “well capitalized” with a Tier 1 leverage ratio of 8.1%, a total risk-based capital ratio of 12.4%, and a Tier 1 risk-based capital ratio of 12.0%. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in the event that asset quality deteriorates.
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
As a member of the FHLB, EverBank is required to acquire and hold shares of capital stock in the FHLB. EverBank was in compliance with this requirement with an investment in FHLB stock of $264.8 million and $195.2 million as of December 31, 2015 and December 31, 2014, respectively. EverBank’s capital stock in FHLB includes $545.7 million purchased during 2015 and $494.8 million purchased during 2014. The FHLB repurchased $476.1 million in 2015 and $425.5 million in 2014.
For the year ended December 31, 2015, the FHLB paid dividends of $9.4 million on the capital stock held by EverBank. During the year ended December 31, 2014, the FHLB paid dividends of $5.5 million on the capital stock held by EverBank.
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
The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Under proposed rules set forth by the FDIC in October 2015, banks such as EverBank with at least $10 billion in assets would pay a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments to enable the reserve ratio to reach 1.35 percent after approximately two years of payments of the proposed surcharges.
The FDIC also collects a deposit-based assessment from insured depository institutions on behalf of The Financing Corporation. The funds from these assessments are used to service debt issued by The Financing Corporation in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The Financing Corporation annualized assessment rate is set quarterly and in the fourth quarter of 2015 was $0.0058 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
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
Consumer Regulation. Activities of EverBank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by EverBank, including rules respecting the terms of credit cards and of debit card overdrafts;

•	govern EverBank’s disclosures of credit terms to consumer borrowers;

•	require EverBank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit EverBank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	govern the manner in which EverBank may collect consumer debts; and

•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.
The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which took effect on January 10, 2014, and has impacted our residential mortgage lending practices, and the residential mortgage market generally. The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the banking regulators have issued final rules that require the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.
Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for ARMs, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.
It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services, such as revisions to privacy notice requirements, new rules for deposit advance products, new rules regarding prepaid cards, new rules regarding debt collection practices, and amendments to the funds availability requirements of Regulation CC. The CFPB has also undertaken an effort to “streamline” consumer regulations and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions.
The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (UDAAP) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the CFPB will exercise this authority. The CFPB has, however, begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB is particularly focused on marketing and sales practices.
We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.
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

Employees
As of December 31, 2015, we had approximately 3,000 employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
Website Access
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be found free of charge on our website at https://about.everbank/investors as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Code of Business Conduct and Ethics is available on our website at https://about.everbank/investors. Printed copies of this information may be obtained, without charge, by written request to our Investor Relations department at 501 Riverside Avenue, Jacksonville, FL 32202.
Item 1A. Risk Factors
Risks Related to Our Business
General business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our businesses and operations are sensitive to general business and economic conditions in the United States. If the growth of the United States economy slows, or if the economy worsens or enters into a recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries can affect the stability of global financial markets, which could impact the U.S. economy and financial markets. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business. Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities, or GSEs. Changes in any of these policies could have a material adverse effect on our business, financial position, results of operations and cash flows.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. Actions by the FHLB, or the FRB, may reduce our borrowing capacity. Additionally, we may not be able to attract deposits at competitive rates. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity or result in increased funding costs. Furthermore, we invest in several asset classes, including significant investments in mortgage servicing rights (MSR), which may be less liquid in certain markets. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of our balance sheet to asset classes that are less liquid.
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

Although we consider our sources of funds adequate for our liquidity needs, we may be compelled to seek additional sources of financing in the future. We may be required to seek additional regulatory capital through capital raising at terms that may be very dilutive to existing common stockholders. Likewise, we may need to incur additional debt in the future to achieve our business objectives or for other reasons. Any borrowings, if sought, may not be available to us or, if available, may not be on favorable terms.
Our financial results are significantly affected in a number of ways by changes in interest rates, which may make our results volatile from quarter to quarter.
Most of our assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Our operating results depend to a great extent on our net interest margin, which is the difference between the amount of interest income we earn and the amount of interest expense we incur. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income, and therefore our earnings, would be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. The FRB recently raised short-term interest rates, which will increase our short term borrowing costs and may reduce our profit margins in the near term. A sustained low interest rate environment could decrease our loan yields and reduce our profit margins. Alternatively, mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates.
Changes in interest rates also have a significant impact on the fair value of a significant percentage of the assets on our balance sheet. Our MSR are valued based on a number of factors, including assumptions about borrower repayment rates, which are heavily influenced by prevailing interest rates. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSR can decrease, which, in turn, may reduce earnings in the period in which the decrease occurs.
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
As of December 31, 2015, the fair value of our securities portfolio was approximately $0.7 billion, of which approximately 84% was comprised of residential nonagency investment securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities including changes in market interest rates and continued instability in the credit markets. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
Additionally in a rising rate environment, there may not be a market for loans which were originated at a lower interest rate than currently available. We expect to redeliver into the secondary markets certain loans, such as Ginnie Mae (GNMA) pool buyouts, therby thereby, decreasing their duration.  In the event that interest rates rise, and there is no market for such loans in the secondary market, we may be required to hold these loans for a significantly longer period of time than anticipated, which could negatively impact our net interest margin.

Rising interest rates may also increase the cost of our deposits, which are a primary source of funding. Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. In a rising rate environment, our funding costs may increase if we lose deposits and replace them with more expensive sources of funding, clients may shift their deposits into higher cost products or we may need to raise our interest rates to avoid losing deposits. Higher funding costs reduce net interest margin, net interest income and net income.
Our commercial real estate loan portfolio and mortgage warehouse portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.
At December 31, 2015, our commercial real estate loans, net of discounts, were $3.7 billion, or approximately 17% of our total loan and lease portfolio, net of allowances. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure by our borrowers to timely repay their loans would adversely affect our results of operations and cash flows.
Our mortgage warehouse finance portfolio totaled $2.4 billion, or 11% of our total loan portfolio, net of allowances, at December 31, 2015. These lines of credit represent large, short-term, revolving facilities provided to financial services companies, typically mortgage banking companies, with a total commitment amount of $3.5 billion extended to 38 borrowers at December 31, 2015. These financial services companies utilize their lines of credit to fund transactions, which are primarily collateralized by agency and government residential loans they originated. The repayment of outstanding borrowings on these lines is typically dependent upon the borrowers ability to sell the loans they originated into the secondary market. In the event loans originated by these borrowers cannot be sold on the secondary market, their ability to repay us may be negatively affected. Due to this risk and the size of the exposure to any one borrower, the failure of one borrower to repay us could adversely impact our results of operations and cash flows.
Additionally in the event that a mortgage warehouse finance customer defaults, we would be required to take control of their collateral including the loans associated with the repurchase agreements and the related MSR that we are financing onto our balance sheet.  The Basel III Capital Rules, among other things, limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios over a certain threshold. If we are required to add a significant amount of MSR above this threshold, we may be unable to effectively manage our regulatory capital ratios and may fall below well capitalized and/or required levels.
We may become subject to additional risks as a result of the growth of our commercial lending business.
Our expansion into commercial lending could expose us to new markets where we have little commercial experience, which could result in losses that would affect our financial results. Historically we have primarily originated commercial loans in Florida, however over the past several years, we have developed a platform to generate commercial loans nationally. If we do not maintain strong underwriting standards we may suffer losses if these loans fail to perform.
We may be required to make further increases in our provisions for loan and lease losses and to charge-off additional loans and leases in the future, which could adversely affect our results of operations.
Despite low interest rates and a recovering real estate market, other weak economic data and global concerns remain. We maintain an allowance for loan and lease losses (ALLL), which is a reserve established through a provision for loan and lease loss expense that represents management’s best estimate of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s judgment with respect to:

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
Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.
Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our borrowers, the value of collateral, depositors, other clients, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region.
            Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.
A significant portion of our loan portfolio is concentrated in California and Florida and events or circumstances which adversely affect the economies or real estate values in those states could adversely affect our business, results of operations and financial condition.
For the year ended December 31, 2015, approximately 29% and 8% of our residential loan portfolio was secured by real estate located in California and Florida, respectively, and 12% and 9% of our commercial and commercial real estate portfolios were secured by businesses and real estate located in California and Florida, respectively. Our loan concentration in these states subjects us to risk that a downturn in the local economy in either California or Florida could result in increases in delinquencies and foreclosures or losses on these loans. In addition, the occurrence of natural disasters in California or Florida, such as earthquakes or hurricanes, or man-made disasters, could result in a decline in the value or destruction of our mortgaged properties and an increase in the risk of delinquencies or foreclosures. The occurrence of any one of these factors could result in a material adverse effect on our business, results of operations and financial condition.
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
We experienced increased levels of repurchase demands beginning in 2010, which has led to material increases in our loan repurchase reserves relative to historical levels. We may need to increase such reserves in the future, which would adversely affect net income. As of December 31, 2015, 2014 and 2013, our loan repurchase reserve for loans that we sold or securitized was $4.3 million, $25.9 million and $20.2 million, respectively, representing a 83% decrease during 2015 and a 28% increase during 2014.
In addition, we also service residential mortgage loans where a GSE is the owner of the underlying mortgage loan asset. Prior to late 2009, we had not historically experienced a significant amount of repurchases related to the servicing of mortgage loans as we were indemnified by the seller of the servicing rights, but due to the failures of several of our counterparties, we have since experienced losses related to the repurchase of loans from GSEs and subsequent disposal or payment demands from the GSEs. As of December 31, 2015, 2014 and 2013, our reserve for servicing repurchase losses was $1.8 million, $2.9 million and $23.7 million, respectively, representing a 39% decrease during 2015 and an 88% decrease during 2014.
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
Certain loans we own are serviced by third parties. Generally when a loan is in default the servicer continues to make advances, and once the loan is foreclosed upon, the government entities insuring the loan will remit the principal, the guaranteed interest and the advanced fees to the loan owner. However, if the loan is in default and the servicer has not been abiding by the servicing guidelines, the government entities will remit to the loan owner the principal for the loan, but may not pay to the loan owner the full guaranteed interest or advanced fees during the time from when the servicer failed on its obligations up to and through the date of foreclosure on the loan. As the loan owner, we would not suffer any loss of principal, but we could be required to advance fees on the loans, without receiving payment from the government entities for those fees, and not receive a portion or all of the guaranteed interest. While we would have a cause of action against the third party servicer, in the event that such third party was insolvent or unable to pay, then we would suffer these losses without recourse. As a result our business, financial condition and results of operations could be adversely affected.
Our concentration of mass-affluent clients and “jumbo” mortgages in our residential mortgage portfolio makes us particularly vulnerable to a downturn in high-end real estate values and economic factors disproportionately affecting affluent consumers of financial services.
The FHA, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” loans, which may not exceed certain principal amount thresholds. As of December 31, 2015, a majority of our residential mortgage loans held for investment that are not government insured was comprised of “jumbo” loans based on the current threshold of $417,000 in most states, and 84% of the carrying value of our securities portfolio was comprised of residential nonagency investment securities, substantially all of which are backed by jumbo loans. Jumbo loans have principal balances exceeding the agency thresholds, and tend to be less liquid than conforming loans, which may make it more difficult for us to rapidly rebalance our portfolio and risk profile than is the case for financial institutions with higher concentrations of conforming loan assets. In addition, real estate securing jumbo loans tends to be concentrated in certain limited markets and real estate prices in those markets have historically been more volatile than in the median price range markets, which affects the default rates and the marketability of these jumbo mortgages. As a result, liquidity in the capital markets for such assets could be diminished and we could be faced with an inability to dispose of such assets or fully recover our losses in the event of a default.
Hedging strategies that we use to manage our mortgage pipeline may be ineffective to mitigate the risk of changes in interest rates.
We typically use derivatives and other instruments to hedge a portion of our mortgage banking interest rate risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is subject to error. We may use hedging instruments tied to U.S. Treasury rates, London Interbank Offered Rate (LIBOR), or Eurodollars that may not perfectly correlate with the value or income being hedged. Our mortgage pipeline consists of our commitments to purchase mortgage loans, or interest rate locks, and funded mortgage loans that will be sold in the secondary market. The risk associated with the mortgage pipeline is that interest rates will fluctuate between the time we commit to purchase a loan at a pre-determined price, or the client locks in the interest rate on a loan, and the time we sell or commit to sell the mortgage loan. Generally if interest rates increase, the value of an unhedged mortgage pipeline decreases, and gain on sale margins are adversely impacted. Typically, we economically hedge the risk of overall changes in fair value of loans held for sale by either entering into forward loan sale agreements, selling forward Fannie Mae or Freddie Mac mortgage backed securities (MBS) or using other derivative instruments to economically hedge loan commitments and to create fair value hedges against the funded loan portfolios. We generally do not hedge all of the interest rate risk on our mortgage portfolio and have not historically hedged the risk of changes in the fair value of our MSR resulting from changes in interest rates. To the extent we fail to appropriately reduce our exposure to interest rate changes, our financial results may be adversely affected.
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
Our stock price will fluctuate.
The market price and volume of our common stock is subject to fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry generally, as well as investor concern about our operations, financial results, liquidity and capital positions. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by, among other issues:

•	our financial performance;

•	operating results that vary from the expectations of securities analysts and investors;

•	the operating results of companies in our industry;

•	announcements of strategic acquisitions, developments and other material events by us or our competitors;

•	changes in global financial markets and global economies and general market conditions;

•	changes in laws and regulations affecting our business; and

•	market prices for our securities.

Stock price volatility and a decrease in our stock price could make it difficult for us to raise equity capital or, if we are able to raise equity capital, could result in substantial dilution to our existing stockholders.
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
These director nomination rights and observer rights will generally survive for each of Sageview and Lovett Miller, respectively, so long as such stockholder continues to own a specified percentage of the Company’s common stock. As of December 31, 2015, Lovett Miller owns 851,975 shares of our common stock, or 0.68%, and Sageview owns 10,312,230 shares of our common stock, or 8.2%. As a result of their significant holdings of our common stock, and, in the case of Sageview, its right to designate a member of our Board of Directors, these stockholders are expected to be able to exert significant influence over our policies and management, potentially in a manner which may not be in our other stockholders’ best interests.
We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
We have issued one series of preferred stock, the Series A Preferred Stock and $175.0 million aggregate principal amount of 5.75% subordinated notes due 2025. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.
We are exposed to risks associated with our computer systems, third party provider systems and online commerce, including “hacking” and “identity theft.”
We operate primarily as an online bank with a small number of financial center locations and, as such, we conduct a substantial portion of our business over the Internet. We rely heavily upon data processing, including loan servicing and deposit processing, software, communications and information systems from a number of third parties to conduct our business.
Third party or internal systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations can be vulnerable to disruptions from human error, natural disasters, power outages and other unforeseen events. More specifically our internal systems and networks can be subject to computer viruses and cyber-attacks, such as denial of service attacks, spam attacks, hacking or identity theft. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise our information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, and temporary staff. Financial institutions have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade services, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means.
We and our third party vendors have been subject to cyber attacks, and although we have not experienced a cyber incident which has been successful in compromising our data to date, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. These events may obstruct our ability to provide services and process transactions for our clients. While we believe that we are in compliance with all applicable privacy and data security laws, an incident could put our client confidential information at risk. We monitor and modify, as necessary, our protective measures in response to the perpetual evolution of cyber threats. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Furthermore, due to the nature of cyber attacks, we may fail to discover a cyber attack on our systems, which could continue over several months before it is identified and curtailed.
A breach in the security of any of our information systems, or other cyber incidents, could have an adverse impact on, among other things, our revenue, ability to attract and maintain clients and business reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection, or to remediate any breach. Furthermore, as we are ultimately accountable for the actions of the third parties that support us, our clients could hold us accountable and terminate their accounts due to a cyber incident that occurs on their own system or one of our third party partners. If we or our vendors experience a significant data security breach or fail to detect and appropriately respond to significant data security breaches, we would be exposed to government enforcement actions, civil litigation and possible financial liability.
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
Third parties may assert claims against us, asserting that our marks, services, content in any medium, website processes, or software applications infringe their intellectual property rights. The laws and regulations governing intellectual property rights are continually evolving and subject to differing interpretations. Trademark owners often engage in litigation in state or federal courts or oppositions in the United States Patent and Trademark Office as a strategy to broaden the scope of their trademark rights. Patent owners, particularly non-practicing entities, often pursue enforcement of broad patents that can be construed to embrace aspects of EverBank services or operations. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek to obtain a license of the other party’s intellectual property rights. We also could lose the expected future benefit of our marketing and advertising spending or software development costs. Moreover, we may be prohibited from providing our services or using content that incorporates the challenged intellectual property.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, custody, counterparty or other relationships. At various times, we may have significant exposure to a relatively small group of counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. Losses suffered through such increased credit risk exposure could have a material adverse effect on our financial condition, results of operations and cash flows.
We face increased risks with respect to our WorldCurrency® and other market-based deposit products.
As of December 31, 2015, we had outstanding market-based deposits of $0.7 billion, representing approximately 4% of our total deposits, the significant majority of which are WorldCurrency® deposits. Many of our WorldCurrency® depositors have chosen such products in order to diversify their portfolios with respect to foreign currencies. Appreciation of the U.S. dollar relative to foreign currencies, political and economic disruptions in foreign markets or significant changes in commodity prices or securities indices could significantly reduce the demand for our WorldCurrency® and other market-based products as well as a devaluation of these deposit balances, which could have a material adverse effect on our liquidity and results of operations. In addition, although we routinely use derivatives to offset changes to our deposit obligations due to fluctuations in currency exchange rates, commodity prices or securities indices to which these products are linked, these derivatives may not be effective. To the extent that these derivatives do not offset changes to our deposit obligations, our financial results may be adversely affected.
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
Our internal control systems could fail to detect certain events.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and client or employee fraud. We maintain a system of internal controls designed to mitigate against such occurrences and maintain insurance coverage for such risks. However, should such an event occur that is not prevented or detected by our internal controls, is uninsured or in excess of applicable insurance limits, it could have a significant adverse effect on our business, results of operations or financial condition.
Our historical growth rate and performance may not be indicative of our future growth or financial results.
Our historical growth rate must be viewed in the context of the opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in asset acquisition opportunities. When comparing our historical growth and prospects for future growth, it is also important to consider that while our business philosophy has remained relatively constant over time, our mix of business, distribution channels and areas of focus have changed over the last several years. Historically, we have entered and exited lines of business to adapt to changing market conditions and perceived opportunities, and may continue to do so in future periods.
We may not be able to sustain our historical rate of growth or grow our business at all. Because of prolonged economic uncertainty and governmental intervention in the credit markets and mortgage lending industry, it may be difficult for us to replicate our historical earnings growth. We have historically benefited from the ongoing low interest rate environment, which has provided us with high net interest margins which we used to grow our business. Higher rates may compress our margins and may impact our ability to grow. Consequently, our historical results of operations will not necessarily be indicative of our future operations.
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
We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, correspondent lenders, mortgage warehouse finance customers, other vendors and our employees.
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
The reduction or elimination of the home mortgage interest income tax deduction could reduce demand for our residential mortgage loans.
Under current federal income tax law, homeowners may deduct from their taxable income interest on mortgage loans with a principal amount of up to $1 million secured by first or second homes. Congress may consider reducing the benefit of this deduction, by limiting total itemized deductions, allowing deductible expenses to be deducted only at rates less than the highest marginal tax rate, phasing out deductions over specified income thresholds, or eliminating the deduction entirely. Any of these tax law changes would increase the after-tax cost of mortgage loans to home buyers and owners, particularly those with higher incomes, and could therefore reduce demand for residential mortgage loans and depress housing prices. Single family mortgage lending constitutes a majority of our lending business. Our mortgage loan customers, on average, have higher incomes than the customers of many of our competitors. Our most popular mortgage loan product has an initial interest-only period. Any reduction in the benefit of the home mortgage interest deduction could therefore have a disproportionately adverse effect on us compared to other banking institutions and could materially and adversely affect our business, results of operations or financial condition.
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

We and EverBank have entered into consent orders with our regulators, and failure to comply with the requirements of the consent order could have a negative impact on us and/or EverBank.
A “horizontal review” of the residential mortgage foreclosure operations of fourteen mortgage servicers, including EverBank, by the federal banking agencies resulted in formal enforcement actions against all of the banks subject to the horizontal review. On April 13, 2011, each of the Company and EverBank entered into a consent order with the OTS with respect to EverBank's mortgage foreclosure practices and the Company's oversight of those practices. The OCC succeeded the OTS with respect to EverBank's consent order, and the FRB succeeded the OTS with respect to the Company's consent order. The consent orders required, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensure that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. In August 2013, EverBank reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of approximately $39.9 million which was made by EverBank to a settlement fund to provide relief to qualified borrowers. In addition, EverBank contributed approximately $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families.
In October 2013, EverBank, along with other mortgage servicers, also received a letter from the OCC requesting, in connection with the April 2011 consent order as amended, that EverBank provide the OCC with an action plan to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. Pursuant to EverBank's plan, remediation payments totaling $1.6 million were made to borrowers in 2015. At December 31, 2015, EverBank has accrued approximately $1.2 million for potential further remediation payments to be made to borrowers under that action plan.
On January 5, 2016, the OCC terminated EverBank’s consent order, as amended in 2013 and 2015, having determined that EverBank had complied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1 million in civil money penalties pertaining to certain improper fees charged to borrowers between January 2011 and March 2015. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.
Any further remedies or penalties that may be imposed on us as a result or arising out of the FRB consent order or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our securities.
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
The CFPB has broad rule-making, supervisory, and examination authority of consumer products, as well as expanded data collecting and enforcement powers, over depository institutions with more than $10.0 billion in assets. As a result of these new regulations and the CFPB’s supervision and enforcement activity, we will likely continue to see increased regulatory and compliance costs, which we may not be able to pass on to consumers.
Mortgage servicing practices have also been the subject of a settlement agreement among the U.S. Department of Justice, the Department of Housing and Urban Development, the attorneys general from all 50 states, and certain major mortgage servicers.
The OTS, the OCC and other government agencies, including state attorneys general and the U.S. Department of Justice, investigated various mortgage related practices of certain servicers, some of which practices were also the subject of the horizontal review. In March 2012, the U.S. Department of Justice, the Department of Housing and Urban Development and all state attorneys general entered into separate consent judgments with five major mortgage servicers with respect to these matters. In total, the five mortgage servicers agreed to $25 billion in borrower restitution assistance and refinancing. Monetary sanctions imposed by the federal banking agencies as a consequence of the horizontal review are being held in abeyance, subject to provision of borrower assistance and remediation under the consent judgments. Certain other institutions subject to the consent decrees with the banking regulators announced in April 2011 have been contacted by the U.S. Department of Justice and state attorneys general regarding a settlement. If an investigation of EverBank were to occur, it could result in material fines, penalties, equitable remedies (including requiring default servicing or other process changes), other enforcement actions or additional litigation, and could result in significant legal costs in responding to governmental investigations and additional litigation. Any other requirements or remedies or penalties that may be imposed on us as a result of the horizontal review or any other investigation or action related to mortgage origination or servicing may have a material adverse effect on our results of operations, capital base and the price of our securities.
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
In particular, the capital requirements applicable to us and EverBank under the Basel III Capital Rules began to be phased-in starting in 2015. EverBank is required to satisfy additional, more stringent, capital adequacy standards than it has in the past, and we, as a savings and loan holding company, are subject to consolidated risk-based capital requirements for the first time. The Basel III Capital Rules, among other things, limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios. MSR currently comprise a significant portion of our regulatory capital. At December 31, 2015, our net MSR totaled $335.3 million. For a more detailed description of the Basel III Capital Rules, see “Regulation and Supervision.” Additionally, stress testing requirements may have the effect of requiring us or EverBank to comply with the requirements of the Basel III Capital Rules, or potentially even greater capital requirements, sooner than expected. While we and EverBank expect to meet the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, we or EverBank may fail to do so. In that case, we may be required to raise additional capital at less attractive terms. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our earnings and return on equity.

In addition we manage our capital requirements through balance sheet management, including the sale of loans held on our balance sheet. In a rising rate environment, there may not be a market for loans which were originated at a lower interest rate than currently available. If we are not able to sell these loans, our ability to manage our regulatory and statutory capital requirements could be adversely affected.
Unfavorable results from ongoing stress tests conducted by us may adversely affect our ability to retain clients or compete for new business opportunities.
We and EverBank are required to publish a summary of the results of annual company-run stress tests. Published summary results are required to include certain measures that evaluate our and EverBank’s ability to absorb losses in severely adverse economic and financial conditions. We cannot predict how our clients will interpret and react to the published summary of these stress tests. Any potential misinterpretations and adverse reactions could limit our ability to attract and retain clients or to effectively compete for new business opportunities. The inability to attract and retain clients or effectively compete for new business may have a material and adverse effect on our business, financial condition or results of operations.
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
We are highly dependent upon programs administered by government agencies or government-sponsored enterprises, such as Fannie Mae, Freddie Mac and GNMA, to generate liquidity in connection with our conforming mortgage loans. Any changes in existing U.S. government or government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations and cash flows.
Our ability to generate revenues through securities issuances guaranteed by GNMA, and through mortgage loan sales to GSEs such as Fannie Mae and Freddie Mac, depends to a significant degree on programs administered by those entities. The GSEs play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Many of the loans that we originate are conforming loans that qualify under existing standards for sale to the GSEs or for guarantee by GNMA. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on all loans sold to them that are pooled into securities, in exchange for our payment of guaranty fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction in, the operation of these GSEs, their programs for pooling mortgage loans and creating securities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could have a material adverse effect on our business, financial position, results of operations and cash flows.
The GSEs have been a significant purchaser of residential mortgage loans. As described above, GSEs (which are in conservatorship, with heavy capital support from the U.S. government, and subject to serious speculation about their future structure, if any) may not be able to provide the substantial liquidity upon which our residential mortgage loan business relies.

We also make sales of mortgage loans to institutional investors of mortgage loans which are ineligible for purchase by Fannie Mae or Freddie Mac or for guarantee by GNMA. After sale to institutional investors, these mortgage loans are sometimes securitized in private transactions or further sold to third-parties. The secondary market for these mortgage loans is limited, and the discontinuation of, or significant reduction in, the secondary mortgage market for non-GSE eligible mortgage loans or changes in the eligibility criteria used by institutional investors in this market or their ability to securitize or further sell these mortgage loans could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Certain laws adopted following the financial crisis delayed the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans underlying the MSR. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. Any restriction on our ability to foreclose on a loan, any requirement that we forego a portion of the amount otherwise due on a loan or any requirement that we modify any original loan terms will in some instances require us to advance principal, interest, tax and insurance payments, which is likely to negatively impact our business, financial condition, liquidity and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease or sublease over 847,000 square feet of office, operations and retail space in 106 locations in 24 states. We also sublease to third parties approximately 34,000 square feet of our leased space.
Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida 32202. We lease approximately 47,500 square feet at this location under a lease that expires on June 30, 2017. We operate one of our four Jacksonville financial centers at this location, occupying approximately 3,300 square feet under a separate lease that expires on June 30, 2017. We also occupy approximately 5,700 square feet of space at this location, which is under a lease that expires on May 31, 2016.
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
EverBank is currently subject to the following legal proceedings:
Vathana Class Action
In April 2009, a putative class action entitled Vathana v. EverBank was filed in the Superior Court of Santa Clara County, California, against EverBank on behalf of all persons who invested in certain EverBank foreign currency certificates of deposit between April 24, 2005 and April 24, 2009, whose certificates of deposit were closed by EverBank and who were allegedly improperly paid the value of the account. In May 2009, EverBank removed the case to the United States District Court for the Northern District of California. The complaint alleges, among other things, that EverBank breached its contract with its customers by invoking the force majeure provision when closing certain foreign currency certificates of deposit, and that at the time of account closing, utilizing an improper conversion rate. On March 15, 2010, a class was certified for purchasers of a WorldCurrency® Certificate of Deposit denominated in Icelandic Krona which matured between October 8 and December 31, 2008. On October 14, 2010, the plaintiff filed a motion for partial summary judgment on the issue of whether EverBank breached its contract with the plaintiff by (1) failing to deliver Icelandic Krona when EverBank closed the plaintiff's Icelandic Krona certificates of deposit and (2) using commercially unreasonable conversion rates when converting from Icelandic Krona to U.S. Dollars. EverBank filed its reply and cross-motion for summary judgment on November 22, 2010. On March 9, 2012, the Court entered an Order Granting EverBank's Motion for Summary Judgment, finding that EverBank was permitted to close the clients Icelandic Krona CDs without notice to avoid losses to the clients or the bank. On September 7, 2012, plaintiff filed a brief appealing the lower court's granting of summary judgment in favor of EverBank. On October 9, 2012, EverBank filed its responsive brief. On October 31, 2014, the Ninth Circuit affirmed that EverBank did not breach the Terms and Conditions by closing the CDs without consent, but reversed and remanded the lower courts decision that EverBank did not breach the customer deposit agreement as to the conversion rate paid to customers. On October 9, 2015, the parties agreed to a settlement in principle and are in the process of finalizing settlement documents. All pending court dates have been stayed in the interim.
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
Wilson Class Action
On June 18, 2014, a punitive class action entitled Dwight Wilson, Jesus A. Avelar-Lemus, Jessie Cross, and Mattie Cross on behalf of themselves and all other similarly situated v. EverBank, N.A., Everhome Mortgage, Assurant, Inc., Standard Guaranty Insurance Company, and American Security Insurance Company was filed in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for overpayment of lender placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs. On July 17, 2015, the parties entered into a settlement agreement that was approved by the court on January 20, 2016. On February 8, 2016, the Court entered final judgment in the matter. On February 12, 2016, a notice of appeal was filed by an objector of the approved settlement. The claims administration process remains ongoing.
Bland Collective Action
We are party to a collective action arbitration demand under the Fair Labor Standards Act (FLSA) entitled Edward Moise, James Tyrrell, John Jahangani, Louis Andrew Doherty III, Calvin Cooper, Lemuel Bland and all others similarly situated v. EverBank and EverBank Financial Corp filed with the American Arbitration Association on September 3, 2015. The plaintiffs in this collective action arbitration allege that plaintiffs and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The demand seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. On February 5, 2016, plaintiffs filed an amended demand for arbitration naming nine (9) individual plaintiffs and dropping the demand for collection action treatment. We believe that the plaintiffs' claims are without merit and intend to contest all such claims vigorously.
West Collective Action
The Company is a party to a collective action under the FLSA entitled Anthony West and all others similarly situated under 29 USC 216(B) v. EverBank Financial Corp filed on May 19, 2015 in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this collective action suit alleges that plaintiff and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The suit seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. EverBank filed an answer to the complaint denying the claims. Plaintiff filed a motion for conditional certification on August 6, 2015, and EverBank filed its opposition on September 14, 2015. The case has been administratively closed pending a ruling on the motion for conditional certification.
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

	Market Price Range		Cash Dividends per Share
	High	Low
Year Ended December 31, 2015
First Quarter	$19.16	$17.24	$0.04
Second Quarter	20.21	17.82	0.04
Third Quarter	20.69	19.06	0.06
Fourth Quarter	21.18	15.87	0.06
Year Ended December 31, 2014
First Quarter	$20.00	$16.40	$0.03
Second Quarter	20.61	18.08	0.03
Third Quarter	20.50	17.66	0.04
Fourth Quarter	19.56	17.33	0.04
According to the records of our transfer agent, as of February 16, 2016, there were approximately 143 holders of record of our common stock.
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
See "Limitation on Capital Distributions" under "Supervision and Regulation" in Item 1 of this report and Note 14, Note 15 and Note 26 to our Consolidated Financial Statements included in this report for more information.

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
The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the Standard & Poor's (S&P) 500 Index and the S&P Banks Index from May 3, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2015. The graph assumes that $100 was invested on May 3, 2012 in our common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment assumes reinvestment of dividends.

Index	5/3/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
EverBank Financial Corp	100.0	149.5	185.2	193.9	164.3
S&P 500 Index	100.0	103.3	136.8	155.6	157.7
S&P Banks Index	100.0	101.9	138.2	159.7	161.0
Issuer Purchases of Securities
The Company did not repurchase any outstanding common shares during the year ended December 31, 2015.
Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in this report to fully understand factors that may affect the comparability of the information presented below.
The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited Consolidated Financial Statements included in this report. The consolidated statements of operations for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements not included in this report.
Historical results are not necessarily indicative of future results.

We consummated several significant transactions in prior fiscal periods, accordingly, our operating results for the historical periods presented below are not comparable and may not be predictive of future results.

	Year Ended December 31,
(in millions, except share and per share data)	2015	2014	2013	2012	2011
Income Statement Data:
Interest income	$879.2	$733.8	$735.7	$655.6	$588.2
Interest expense	210.9	169.0	176.8	141.8	135.9
Net interest income	668.3	564.8	558.9	513.8	452.3
Provision for loan and lease losses(1)	38.2	24.5	12.0	32.0	49.7
Net interest income after provision for loan and lease losses	630.2	540.3	546.9	481.8	402.6
Noninterest income(2)	215.4	337.2	519.4	369.8	233.1
Noninterest expense(3)	638.4	638.9	848.2	735.6	554.2
Income before income taxes	207.2	238.6	218.0	116.0	81.5
Provision for income taxes	76.6	90.5	81.3	42.0	28.8
Net income	$130.5	$148.1	$136.7	$74.0	$52.7
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	124,527	122,940	122,245	104,014	74,892
Diluted	126,670	125,358	123,949	105,951	77,506
Earnings from continuing operations per common share:
Basic	$0.97	$1.12	$1.04	$0.61	$0.55
Diluted	0.95	1.10	1.02	0.60	0.54
Dividends declared per common share	0.20	0.14	0.10	0.04	—
Tangible common equity per common share(4)	13.36	12.51	11.57	10.30	10.12

	As of December 31,
(in millions)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$582.5	$366.7	$847.8	$443.9	$295.0
Investment securities	924.2	1,088.0	1,351.0	1,921.3	2,191.8
Loans held for sale	1,509.3	973.5	791.4	2,088.0	2,725.3
Loans and leases held for investment, net	22,149.4	17,699.4	13,189.0	12,423.0	6,441.5
Total assets	26,601.0	21,617.8	17,641.0	18,242.9	13,041.7
Deposits	18,242.0	15,508.7	13,261.3	13,142.4	10,265.8
Total liabilities	24,732.7	19,870.2	16,020.0	16,791.7	12,074.0
Total stockholders’ equity	1,868.3	1,747.6	1,621.0	1,451.2	967.7
_______

(1)
For the year ended December 31, 2015, provision for loan and lease losses includes a $1.4 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the year ended December 31, 2014, provision for loan and lease losses includes a $1.2 million increase in non-accretable discount related to Bank of Florida ACI. For the year ended December 31, 2013, provision for loan and lease losses includes a $3.2 million increase related to restructuring cost and a $0.2 million decrease in non-accretable discount related to Bank of Florida ACI. For the year ended December 31, 2012, provision for loan and lease losses includes a $5.2 million increase in non-accretable discount related to Bank of Florida ACI and a $6.0 million impact of adoption of troubled debt restructuring (TDR) guidance and policy change. For the year ended December 31, 2011, provision for loan and lease losses includes a $4.9 million increase in non-accretable discount related to Bank of Florida ACI, a $1.9 million impact of change in ALLL methodology and a $10.0 million impact of adoption of TDR guidance and policy change.

(2)
For the year ended December 31, 2015, noninterest income includes $32.0 million in impairment charge related to MSR and a $0.3 million decrease related to restructuring cost. For the year ended December 31, 2014, noninterest income includes $8.0 million in recovery on MSR valuation allowance, a $2.6 million increase related to an adjustment to restructuring cost recorded in 2013 and a $0.7 million decrease related to OTTI losses on investment securities. For the year ended December 31, 2013, noninterest income includes $95.0 million in recovery on MSR valuation allowance, $15.4 million in gain on early extinguishment of FHLB advances, a $5.9 million decrease related to restructuring cost and a $3.3 million decrease related to OTTI losses on investment securities. For the year ended December 31, 2012, noninterest income includes a $63.5 million impairment charge related to MSR. For the year ended December 31, 2011, noninterest income includes a $4.7 million gain on repurchase of trust preferred securities including $0.3 million resulting from the unwind of the associated cash flow hedge and a $39.5 million impairment charge related to MSR.

(3)
For the year ended December 31, 2015, noninterest expense includes $4.2 million in transaction expense and non-recurring regulatory related expense and $20.2 million in restructuring cost. For the year ended December 31, 2014, noninterest expense includes $10.4 million in transaction expense and non-recurring regulatory related expense and $3.4 million in restructuring cost. For the year ended December 31, 2013, noninterest expense includes $78.2 million in non-recurring regulatory related expense and $22.1 million in restructuring cost. For the year ended December 31, 2012, noninterest expense includes $37.2 million in transaction expense and non-recurring regulatory related expense. For the year ended December 31, 2011, noninterest expense includes $27.1 million in transaction expense and non-recurring regulatory related expense and an $8.7 million decrease in fair value of the Tygris indemnification asset.

(4)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding and for years prior to 2012, additional common shares assuming conversion of all outstanding convertible preferred stock to common stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. For more information on tangible equity and tangible common shareholders' equity and a reconciliation to the most comparable GAAP measure, see Table 4 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Metrics".

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
Our deposit franchise fosters strong relationships with a large number of financially sophisticated clients and provides us with a stable and flexible source of low all-in cost funding. We have a demonstrated ability to grow our client deposit base with short lead time by adapting our product offerings and marketing activities rather than incurring the higher fixed operating costs inherent in more branch-intensive banking models. Our extensive offering of deposit products and services includes proprietary features that distinguish us from our competitors and enhance our value proposition to clients. Our products, distribution and marketing strategies allow us to generate substantial deposit growth while maintaining an attractive mix of high value transaction and savings accounts.
Key Factors Affecting Our Business and Financial Statements
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the FRB has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate declined to 5.0% at December 2015, and consumer confidence, GDP and average home prices have all risen. While economic conditions have improved domestically, under-employment and labor force participation remain a worry amidst the backdrop of low inflation in the United States and abroad. Moreover, growth in the global markets remains sluggish, inflation in most of the Euro-Zone is at or below zero and central banks around the world have maintained an accommodative stance. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The Fed announced a quarter point increase to short term rates in December 2015. The resulting strength of the dollar coupled with falling oil prices has led to growing speculation as to how likely and quickly that the Fed may further raise short term interest rates. This has caused market disruption in the bond markets as the spread between the 10 year and 2 year swap rates at December 31, 2015 narrowed to just 1.01%.
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

Balance Sheet Growth and Composition
Our balance sheet has increased significantly since December 31, 2012 which has impacted our business and our economic performance. We have increased total assets from $18.2 billion to $26.6 billion from December 31, 2012 to December 31, 2015. This overall increase includes an increase in our loans held for investment from $12.5 billion at December 31, 2012 to $22.2 billion at December 31, 2015. While the overall balance sheet has grown 46% in the last 3 years, the composition of our balance sheet has evolved in this challenging interest rate and regulatory environment. We have adjusted to this environment through the purchase of government insured pool buyouts which we believe currently offer us a shorter duration and more attractive risk adjusted return compared to other loans and leases that we originate both for our balance sheet and that we sell into the secondary market.
Government Insured Pool Buyout Opportunities
Prior to our acquisitions of government insured pool buyout loans from third party servicers starting in 2014, we serviced a majority of the government insured pool buyout loans we owned. With the successful sale and transfer of our default servicing platform to Ditech in 2014 and subsequent sale of our FHA servicing in May 2015, a majority of our government insured pool buyout loans are now serviced by third party servicers. The two structures have different economics and has impacted the presentation of these activities on our balance sheets and income statements.
For the loans that were serviced by us, we carried the assets at our cost which generally included the UPB as well as the servicing asset or liability at time of acquisition. We recognized revenue on these assets when interest income was earned and amortized the premium or discount using the effective interest method. If and when a loan re-performed and was eligible for re-delivery into a GNMA II securitization, we recognized a gain for the proceeds received above our cost basis. This structure impacted interest income for the interest earned, noninterest income (gain on sale revenue) received on sale, and noninterest expense associated with high costs of servicing these defaulted loan assets. The noninterest expense recorded also included servicing advances made that were not eligible for reimbursement by the FHA.
For the loans that are serviced by third parties, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are acquired credit impaired (ACI) loans and account for these as a pool. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosures and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the prospective yield assuming there has not been a previous impairment of the pool. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets. A minority of our servicing contracts include language which requires us to bear the risk of loss associated with advances that are not eligible for reimbursement by the FHA.

Home Lending and Servicing Transformation
In the third quarter of 2013, we announced our exit from the wholesale broker lending channel in order to continue our focus on growth in retail and correspondent lending channels and add high quality residential loans to our balance sheet and position ourselves for a purchase market. In addition, between 2013 and 2015, we have seen a reduction in refinances and, more significantly, a reduction in HARP eligible refinances. There were a significant number of borrowers that were eligible and refinanced in 2013. We began seeing the amount of HARP refinance activity trail off in 2014 and have seen a further reduction in 2015.  In 2013, over 25% of our residential loan fundings were HARP while less than 5% were HARP in 2015. Purchase business grew to be 59% of loan fundings in fourth quarter of 2015 compared to 49% in fourth quarter of 2014. As we have grown our retail lending channel, we have continued to evaluate the number of our retail lending offices and the profitability and potential growth in these offices. As these factors have changed, we have adapted our retail and overall residential lending strategy to try to balance the growth of the channel with profitability. As a result, we have taken several restructuring charges in our lending business over the past couple years.
Our servicing business has undergone a significant transformation since the end of 2013. During the fourth quarter of 2013, we entered into agreements to sell a majority of our default servicing operations and the rights to service and subservice UPB of $20.3 billion to Ditech. The sale and subservicing agreement was effective in May of 2014. This sale and subservicing arrangement helped us realign the profile of our servicing business and allowed us to focus more on the needs of our core clients through the transfer of higher delinquency, higher touch servicing rights. On April 27, 2015, we entered into an agreement to sell the rights to service the remaining Ginnie Mae and early buyout UPB associated with the subservicing arrangement to Ditech effective May 1, 2015. Concurrently, we entered into an additional sale of MSR to Nationstar Mortgage LLC (NSM) of a majority of our remaining non-core portfolios. As of December 31, 2015, a majority of the MSR sales were completed and transferred. A small portfolio is expected to be sold and transferred during first quarter of 2016. As a result of all these transactions, the amounts of our noninterest income and expense may differ significantly year to year.
Capital Raising Initiatives
Since December 31, 2012, we have used both the growth in retained earnings as well as the public equity and debt markets to maximize the return to our shareholders while also ensuring proper capital adequacy, including capital conservation buffers.
On May 8, 2012, we raised net proceeds of $198.5 million in our initial public offering. In addition, we converted $48.7 million of cash held in escrow in August of 2012 in a private placement. In the fourth quarter of 2012, we issued $150 million of Series A 6.75% Non-Cumulative Perpetual Preferred Stock. For regulatory purposes, the preferred stock qualifies as Tier 1 capital both at the Company and at the Bank as we contributed a majority of the proceeds from the sale to the Bank. On June 30, 2015, we completed the public offering and sale of $175.0 million in aggregate principal amount of 5.75% subordinated notes due in 2025. For regulatory capital adequacy purposes, the subordinated notes qualify as Tier 2 capital for the Company. We contributed a majority of the proceeds from the sale of the subordinated notes to the Bank which qualifies as Tier 1 capital for the Bank.
The capital raising initiatives, balance sheet growth, and repositioning activities all impact the comparability of our financial statements and are discussed throughout management's discussion and analysis.
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
Performance Highlights
Fourth Quarter and Full Year 2015 Key Highlights

•
GAAP net income available to common shareholders was $42.6 million for the fourth quarter 2015, compared to $27.1 million for the third quarter 2015 and $35.5 million for the fourth quarter 2014. GAAP diluted earnings per share were $0.34 for the fourth quarter 2015, compared to $0.21 in the third quarter 2015 and $0.28 in the fourth quarter 2014.

•
For full year 2015, GAAP net income available to common shareholders was $120.4 million, compared to $138.0 million for 2014. GAAP diluted earnings per share were $0.95 for full year 2015, compared to $1.10 for 2014.

•
Adjusted net income available to common shareholders[1] was $42.9 million for the fourth quarter 2015, compared to $28.8 million for the third quarter 2015 and $37.6 million for the fourth quarter 2014. Adjusted diluted earnings per common share[1] in the fourth quarter 2015 were $0.34 compared to $0.23 in the third quarter 2015 and $0.30 in the fourth quarter 2014.

•
Adjusted net income available to common shareholders[1] was $154.6 million for full year 2015, compared to $141.1 million for 2014. Adjusted diluted earnings per common share[1] were $1.22 for full year 2015, compared to $1.13 for 2014.

•	Total assets of $26.6 billion at December 31, 2015, an increase of 5% compared to the prior quarter and 23% year over year.

•	Loans and leases held for investment of $22.2 billion at December 31, 2015, an increase of 6% compared to the prior quarter and 25% year over year.

•	Total originations of $3.3 billion in the quarter, flat compared to the prior quarter and up 8% year over year. Full year 2015 total originations of $13.1 billion, an increase of 19% year over year.

•	Total deposits of $18.2 billion at December 31, 2015, an increase of 4% compared to the prior quarter and 18% year over year.

•	Net interest margin of 2.90% for the quarter, flat compared to the prior quarter.

•	Adjusted return on average equity (ROE)[1] was 10.1% for the quarter and 9.3% for the full year. GAAP ROE was 10.0% for the quarter and 7.3% for the full year.

•	Tangible common equity per common share[1] of $13.36 at December 31, 2015, an increase of 7% year over year.

•	Adjusted non-performing assets to total assets[1] were 0.53% at December 31, 2015. Annualized net charge-offs to average total loans and leases held for investment were 0.07% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 9.9% and bank Tier 1 leverage ratio of 8.1% as of December 31, 2015.

•
Subsequent to quarter end, the Office of the Comptroller of the Currency announced that it had terminated EverBank’s 2011 consent order, as amended in 2013 and 2015, having determined that EverBank now complies with such order.

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

Key Metrics			Table 1
	As of and for the Year Ended December 31,
(dollars in millions, except per share amounts)	2015	2014	2013
Performance Metrics:
Total revenue(1)	$883.7	$902.0	$1,078.3
Adjusted net earnings per common share, diluted(2)	$1.22	$1.13	$1.11
Yield on interest-earning assets	3.94%	4.08%	4.39%
Cost of interest-bearing liabilities	1.04%	1.04%	1.19%
Net interest margin	2.99%	3.14%	3.34%
Return on average assets	0.55%	0.77%	0.75%
Return on average risk-weighted assets(3) (11)	0.84%	1.19%	1.20%
Return on average equity(4)	7.3%	9.0%	9.1%
Adjusted return on average equity(5)	9.3%	9.2%	9.9%
Efficiency ratio(6)	72%	71%	79%
Adjusted efficiency ratio(7)	67%	70%	75%
Loans and leases held for investment as a percentage of deposits	122%	115%	100%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	99%	91%	86%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets(8)	0.53%	0.46%	0.65%
Net charge-offs to average loans and leases held for investment	0.11%	0.13%	0.21%
Allowance for Loan and Lease Losses (ALLL) as a percentage of loans and leases held for investment	0.35%	0.34%	0.48%
Government insured pool buyouts as a percentage of loans and leases held for investment	19%	20%	14%
Capital:
Common equity Tier 1 ratio (EverBank Financial Corp consolidated; see Table 50)(11)	9.9%	11.6%	12.1%
Tier 1 leverage ratio (bank level; see Table 48)(11)	8.1%	8.2%	9.0%
Total risk-based capital ratio (bank level; see Table 48)(11)	12.4%	13.4%	14.3%
Average equity to average assets	7.6%	8.7%	8.5%
Tangible common equity per common share(9)	$13.36	$12.51	$11.57
Dividend payout ratio (10)	20.62%	12.50%	9.62%
Consumer Banking Metrics:
Unpaid principal balance of loans originated	$9,456.6	$8,413.1	$10,849.9
Jumbo residential mortgage loans originated	5,052.3	4,287.2	3,391.0
Unpaid principal balance of loans serviced for the Company and others	41,104.7	50,746.5	61,035.3
Consumer Banking loans as a percentage of loans and leases held for investment	55%	57%	54%
Consumer deposits	$14,054.4	$12,554.7	$11,434.7
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate	$2,364.4	$1,288.8	$1,199.6
Equipment financing receivables	1,282.5	1,316.7	774.7
Commercial Banking loan and lease sales	320.9	109.3	80.4
Commercial Banking loans as a percentage of loans and leases held for investment	45%	43%	46%
Commercial deposits	$4,187.6	$2,954.0	$1,826.7

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

(2)
Adjusted net earnings per common share, diluted is calculated using a numerator based on adjusted net income. Adjusted net earnings per common share, diluted is a non-GAAP financial measure and its most directly comparable GAAP measure is net earnings per common share, diluted. Adjusted net income includes adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. For a reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, see Table 2.

(3)
Return on average risk-weighted assets equals net income divided by average risk-weighted assets. Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets. For detailed information regarding regulatory capital (EverBank Financial Corp consolidated), see Table 46.

(4)
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

(6)
The efficiency ratio represents noninterest expense as a percentage of total revenue. Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income. We use the efficiency ratio to measure noninterest costs expended to generate a dollar of revenue.

(7)
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

(8)
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

(9)
Calculated as tangible common shareholders’ equity divided by shares of common stock. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. See Table 4 for a reconciliation of tangible common shareholders' equity to shareholders' equity.

(10)	Dividend payout ratio is calculated as dividends declared per common share divided by basic earnings per common share.

(11)	Risk-weighted assets and regulatory capital ratios calculated under Basel III beginning in 2015. Risk-weighted assets and regulatory capital ratios calculated under Basel I through December 31, 2014.
A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Year Ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013
Net income	$130,526	$148,082	$136,740
Transaction expense and non-recurring regulatory related expense, net of tax	2,610	6,462	48,477
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(859)	727	(95)
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	19,831	(4,967)	(58,870)
Restructuring cost, net of tax	12,664	466	19,332
OTTI losses on investment securities (Volcker Rule), net of tax	—	425	2,045
Adjusted net income	$164,772	$151,195	$147,629
Adjusted net income allocated to preferred stock	10,125	10,125	10,125
Adjusted net income allocated to common shareholders	$154,647	$141,070	$137,504
Adjusted net earnings per common share, basic	$1.24	$1.15	$1.12
Adjusted net earnings per common share, diluted	$1.22	$1.13	$1.11
Weighted average common shares outstanding:
(units in thousands)
Basic	124,527	122,940	122,245
Diluted	126,670	125,358	123,949

A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio			Table 3
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Net interest income	$668,343	$564,807	$558,925
Noninterest income	215,380	337,239	519,391
Total revenue	883,723	902,046	1,078,316
Adjustment items (pre-tax):
MSR impairment (recovery)	31,986	(8,012)	(94,951)
Restructuring cost	256	(2,429)	5,872
OTTI losses on securities (Volcker Rule)	—	685	3,298
Adjusted total revenue	$915,965	$892,290	$992,535

Noninterest expense	$638,377	$638,942	$848,238
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(4,213)	(10,423)	(78,189)
Restructuring cost	(20,167)	(3,181)	(22,129)
Adjusted noninterest expense	$613,997	$625,338	$747,920

GAAP efficiency ratio	72%	71%	79%
Adjusted efficiency ratio	67%	70%	75%
A reconciliation of (1) tangible equity to shareholders’ equity, which is the most directly comparable GAAP measure, (2) tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and (3) tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets			Table 4
	December 31,
(dollars in thousands except share and per share amounts)	2015	2014	2013
Shareholders’ equity	$1,868,321	$1,747,594	$1,621,013
Less:
Goodwill	46,859	46,859	46,859
Intangible assets	1,772	3,705	5,813
Tangible equity	1,819,690	1,697,030	1,568,341
Less:
Perpetual preferred stock	150,000	150,000	150,000
Tangible common equity	$1,669,690	$1,547,030	$1,418,341

Common shares outstanding at period end	125,020,843	123,679,049	122,626,315
Book value per common share	$13.74	$12.92	$12.00
Tangible common equity per common share	13.36	12.51	11.57

Total assets	$26,601,026	$21,617,788	$17,640,984
Less:
Goodwill	46,859	46,859	46,859
Intangible assets	1,772	3,705	5,813
Tangible assets	$26,552,395	$21,567,224	$17,588,312

Analysis of Statements of Income
The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) net interest spread; and (v) net interest margin.

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)									Table 5
	Year Ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$303,267	$803	0.26%	$223,707	$567	0.25%	$681,672	$1,663	0.24%
Investments	1,003,365	30,796	3.07%	1,322,523	38,612	2.92%	1,638,135	55,072	3.36%
Loans held for sale	1,790,472	59,670	3.33%	1,292,692	46,460	3.59%	1,999,837	71,387	3.57%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,610,526	218,043	3.30%	5,521,700	190,573	3.45%	4,112,552	144,339	3.51%
Government insured pool buyouts	3,887,078	178,110	4.58%	2,983,943	130,435	4.37%	2,377,007	128,631	5.41%
Residential mortgages	10,497,604	396,153	3.77%	8,505,643	321,008	3.77%	6,489,559	272,970	4.21%
Home equity lines	236,762	9,978	4.21%	142,688	6,060	4.25%	165,580	7,989	4.82%
Other consumer and credit card	4,735	565	11.93%	5,219	686	13.13%	6,639	686	10.33%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,701,660	199,401	5.39%	3,287,423	185,488	5.64%	3,351,596	205,137	6.12%
Mortgage warehouse finance	1,690,629	46,037	2.72%	1,012,933	29,582	2.92%	960,573	30,709	3.20%
Lender finance	964,089	34,222	3.55%	644,812	23,717	3.68%	444,612	17,106	3.85%
Commercial and commercial real estate	6,356,378	279,660	4.40%	4,945,168	238,787	4.83%	4,756,781	252,952	5.32%
Equipment financing receivables	2,149,718	101,618	4.73%	1,530,242	81,587	5.33%	997,032	72,978	7.32%
Total loans and leases held for investment	19,245,197	787,974	4.09%	15,128,960	648,128	4.28%	12,415,591	607,575	4.89%
Total interest-earning assets	22,342,301	$879,243	3.94%	17,967,882	$733,767	4.08%	16,735,235	$735,697	4.39%
Noninterest-earning assets	1,306,284			1,324,122			1,395,821
Total assets	$23,648,585			$19,292,004			$18,131,056
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,644,538	$24,692	0.68%	$3,007,036	$18,737	0.62%	$2,970,596	$20,906	0.70%
Market-based money market accounts	361,494	2,205	0.61%	405,627	2,474	0.61%	420,919	2,906	0.69%
Savings and money market accounts, excluding market-based	5,428,790	36,566	0.67%	5,068,096	31,667	0.62%	5,019,352	35,058	0.70%
Market-based time	409,066	2,880	0.70%	554,151	4,280	0.77%	661,640	5,243	0.79%
Time, excluding market-based	5,392,919	61,056	1.14%	3,820,902	44,754	1.17%	3,298,679	37,639	1.14%
Total deposits	15,236,807	127,399	0.84%	12,855,812	101,912	0.79%	12,371,186	101,752	0.82%
Borrowings:
Trust preferred securities and subordinated notes payable	191,147	11,605	6.07%	103,750	6,598	6.36%	103,750	6,584	6.35%
Long-term Federal Home Loan Bank (FHLB) advances	2,788,466	67,389	2.42%	1,814,919	57,546	3.17%	2,300,299	68,056	2.96%
Short-term FHLB advances	2,126,405	4,507	0.21%	1,444,682	2,904	0.20%	45,808	158	0.34%
Repurchase agreements	—	—	0.00%	—	—	0.00%	13,957	222	1.59%
Other	—	—	0.00%	23,935	—	0.00%	1,516	—	0.00%
Total borrowings	5,106,018	83,501	1.64%	3,387,286	67,048	1.98%	2,465,330	75,020	3.04%
Total interest-bearing liabilities	20,342,825	$210,900	1.04%	16,243,098	$168,960	1.04%	14,836,516	$176,772	1.19%
Noninterest-bearing demand deposits	1,283,657			1,139,766			1,413,108
Other noninterest-bearing liabilities	217,671			230,313			341,232
Total liabilities	21,844,153			17,613,177			16,590,856
Total shareholders’ equity	1,804,432			1,678,827			1,540,200
Total liabilities and shareholders’ equity	$23,648,585			$19,292,004			$18,131,056
Net interest income/spread		$668,343	2.90%		$564,807	3.04%		$558,925	3.20%
Net interest margin			2.99%			3.14%			3.34%
Memo: Total deposits including noninterest-bearing	$16,520,464	$127,399	0.77%	$13,995,578	$101,912	0.73%	$13,784,294	$101,752	0.74%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination cost amortization accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 6
	Year Ended December 31,
	2015 Compared to 2014 Increase (Decrease) Due to			2014 Compared to 2013 Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$202	$34	$236	$(1,117)	$21	$(1,096)
Investments	(9,318)	1,502	(7,816)	(10,610)	(5,850)	(16,460)
Loans held for sale	17,890	(4,680)	13,210	(25,242)	315	(24,927)
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	37,579	(10,109)	27,470	49,457	(3,223)	46,234
Government insured pool buyouts	39,478	8,197	47,675	32,844	(31,040)	1,804
Residential mortgages	77,057	(1,912)	75,145	82,301	(34,263)	48,038
Home equity lines	3,995	(77)	3,918	(1,105)	(824)	(1,929)
Other consumer and credit card	(64)	(57)	(121)	(147)	147	—
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	23,373	(9,460)	13,913	(3,928)	(15,721)	(19,649)
Mortgage warehouse finance	19,791	(3,336)	16,455	1,674	(2,801)	(1,127)
Lender finance	11,743	(1,238)	10,505	7,702	(1,091)	6,611
Commercial and commercial real estate	54,907	(14,034)	40,873	5,448	(19,613)	(14,165)
Equipment financing receivables	33,028	(12,997)	20,031	39,028	(30,419)	8,609
Total loans and leases held for investment	168,923	(29,077)	139,846	125,525	(84,972)	40,553
Total change in interest income	177,697	(32,221)	145,476	88,556	(90,486)	(1,930)
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,972	$1,983	$5,955	$256	$(2,425)	$(2,169)
Market-based money market accounts	(269)	—	(269)	(106)	(326)	(432)
Savings and money market accounts, excluding market-based	2,254	2,645	4,899	340	(3,731)	(3,391)
Market-based time	(1,121)	(279)	(1,400)	(852)	(111)	(963)
Time, excluding market-based	18,426	(2,124)	16,302	5,959	1,156	7,115
Total deposits	23,262	2,225	25,487	5,597	(5,437)	160
Borrowings:
Trust preferred securities and subordinated notes payable	5,558	(551)	5,007	—	14	14
Long-term FHLB advances	30,868	(21,025)	9,843	(14,360)	3,850	(10,510)
Short-term FHLB advances	1,370	233	1,603	4,825	(2,079)	2,746
Repurchase agreements	—	—	—	(222)	—	(222)
Total borrowings	37,796	(21,343)	16,453	(9,757)	1,785	(7,972)
Total change in interest expense	61,058	(19,118)	41,940	(4,160)	(3,652)	(7,812)
Total change in net interest income	$116,639	$(13,103)	$103,536	$92,716	$(86,834)	$5,882

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
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net interest income increased by $103.5 million, or 18%, in 2015 compared to 2014 due to an increase in interest income of $145.5 million partially offset by an increase in interest expense of $41.9 million. Our net interest margin decreased by 15 basis points in 2015 from 2014, which was led by a decrease in yields on our interest-earning assets due to the low interest rate environment. The average rate paid on our interest-bearing liabilities remained stable throughout 2015 at 1.04%.
Yields on our interest-earning assets decreased by 14 basis points in 2015 compared to 2014, primarily due to a decrease in yields on our loans and leases held for investment and loans held for sale which was caused by the continued run-off of higher yielding assets originated in a higher interest rate environment or acquired at discounts that either prepaid or matured with assets that continue to be originated at market rates of interest. Competition and a relatively flat yield curve continue to put pressure on the amount of spread income we earn in our core banking operations. We continue to invest in government insured pool buyouts which earn attractive yields and have a relatively short weighted average expected duration of approximately two years.
The yields on our loans held for investment portfolio decreased 19 basis points in 2015 compared to 2014, which was consistent across most of our portfolios. The yield on our residential loan portfolio decreased 15 basis points in 2015 compared to 2014 due to continued origination of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment. The yield on our government insured pool buyouts increased 21 basis points in 2015 compared to 2014 due to the acquisition of $3.1 billion of government insured pool buyouts and the continued improvement in the labor and real estate markets which had a positive effect on the amount of loans that reperformed. These loans are delivered into the secondary market through our servicing agreements, which minimizes duration risk. As a majority of these loans are acquired credit-impaired and therefore accounted for under ASC 310-30, the increases in cash flows and improvements in yield are recognized prospectively. The yields on our commercial real estate and other commercial loan portfolio decreased 25 basis points due to production of current market rate commercial and commercial real estate assets coupled with paydowns of higher yielding assets. Included in the yield on our commercial real estate and other commercial loan portfolio are prepayment fees related to the acquired Business Property Lending, Inc. (BPL) portfolio. Prepayment fees on this portfolio totaled $14.7 million and $5.9 million in 2015 and 2014, respectively. The yields on our mortgage warehouse finance business decreased 20 basis points in 2015 compared to 2014 due to continued competition to be the lender of choice for our mortgage banking customers. Yields on our equipment financing receivables decreased 60 basis points in 2015 compared to 2014 primarily due to continued production of leases at current market interest rates coupled with a decline in the accretion income associated with the leases acquired in the 2010 acquisition of our leasing business, which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale decreased 26 basis points in 2015 compared to 2014 primarily due to the mix of assets in this portfolio as well as a decline in the average base mortgage rate (BMR). The daily average BMR declined from 4.21% in 2014 to 3.90% for the year ended December 31, 2015. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
The yields on our interest-bearing liabilities remained stable in 2015 compared to 2014. The rates paid on other borrowings decreased 34 basis points in 2015 compared to 2014 due to the make-up of our FHLB balance, which saw an increase in our short-term borrowings in order to fund loan acquisitions and temporary increases in our loans held for sale and mortgage warehouse finance balances as the prevailing low interest rate environment resulted in higher mortgage production volumes late in the year compared to prior periods. The rates paid on our deposits increased 5 basis points in 2015 compared to 2014 due to the growth in higher rate interest-bearing demand deposits and savings and money market accounts.
Average balances of our interest-earning assets increased by $4.4 billion, or 24%, in 2015 compared to 2014, primarily due to a $4.1 billion increase in loans and leases held for investment and a $497.8 million increase in our loans held for sale. This increase was partially offset by a $319.2 million decrease in our investments portfolio.
The year over year increase in the average balance of loans and leases held for investment was $4.1 billion in 2015 compared to 2014, as a result of increases of $2.0 billion, $1.4 billion and $0.6 billion in our residential mortgage, commercial and commercial real estate and equipment financing portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo ARM products for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly a result of strong production in relation to paydowns in our commercial real estate portfolio and continued strong lender finance fundings coupled with increases in our mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes during 2015. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The increase in the average balance of our loans held for sale was a result of increased production in both agency and jumbo preferred loans due to the low interest rate environment in 2015. In 2015, we sold $2.2 billion of UPB of both our preferred jumbo ARM products and preferred jumbo fixed rate mortgage products. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio was primarily driven by continued principal paydowns as well as the sale of certain investment securities during 2014 and 2015. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
Average balances in our interest-bearing liabilities increased by $4.1 billion, or 25%, in 2015 compared to 2014 due to increases in the average balance of our deposits of $2.4 billion and increases to our long-term and short-term FHLB advances of $1.0 billion and $0.7 billion, respectively. The increase in our deposit balances was primarily driven by an increase in time deposits coupled with an increase in our interest-bearing demand accounts. The increase in our average FHLB advances balance was to help fund balance sheet growth due to loan acquisitions as well as to help fund temporary increases in our loans held for sale and mortgage warehouse finance balances.
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
Our investments yield decreased by 44 basis points in 2014 compared to 2013 due to the paydowns and sales of higher yielding investment securities during 2014 with a weighted average rate of 3.17% offset by the purchase of investment securities at lower yields with a weighted average rate of 2.64%. The lower yields on these securities is consistent with the tightening of spreads as well as the continued low interest rates during that period.
The yields on our loans held for investment portfolio decreased 61 basis points in 2014 compared to 2013, which was consistent across most of our portfolios. The yield on our residential mortgages held for investment decreased 44 basis points in 2014 compared to 2013 due to continued production and acquisition of then current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment and during periods of market dislocation. In addition, the acquisition of several government insured pool buyout portfolios at then current market rates drove yields lower in the residential portfolio. The yield on our commercial and commercial real estate portfolio decreased 49 basis points due to production and acquisition of then current market rate commercial assets coupled with paydowns of higher yielding assets, lower prepayment fees as well as the sale of certain non-performing assets in the fourth quarter of 2013. Some of the assets sold were high yielding assets as a result of the discount accretion associated with certain acquired credit impaired assets that were acquired during a period of market dislocation, however we saw declines in noninterest expense due to the reduction of non-performing assets including salaries and commissions related to management of those NPAs as well as a reduction in our FDIC deposit insurance assessment fees related to those assets. Yields on our equipment financing receivables decreased 199 basis points in 2014 compared to 2013 primarily due to continued production of loans and leases at then current market interest rates coupled with a decline in the loans and leases acquired in the 2010 acquisition of our leasing business which we acquired at a substantial discount to par due to market dislocation.
The yields on our loans held for sale increased 2 basis points in 2014 compared to 2013 primarily due to the increase in the current market mortgage rates during that period. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
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
The year over year increase in the average balance of loans held for investment was due primarily to our residential mortgages and equipment financing portfolios. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of our preferred jumbo ARM product for investment as well as several third party acquisitions of government insured pool buyouts. In addition, our equipment finance portfolio saw continued strong origination volumes in 2014. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The decrease in the average balance of our agency loans held for sale is primarily a result of slower refinance origination activity which can be seen throughout the industry. In addition, we continued to focus on balance sheet growth and retained a majority of our preferred ARM originations into loans held for investment which had an effect on the average balance of loans held for sale in 2014 compared to 2013. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio is driven primarily by continued principal paydowns as well as the sale of certain investment securities during 2014. The decrease in the average balance of our cash and cash equivalents balance in 2014 compared to 2013 was due to the increase in our loans held for investment balance, including the purchase of third party GNMA pool buyout loans and strong retained organic loan growth. This was partially offset by an increase in our FHLB advances and deposits as well as a reduction in our loans held for sale balances.
Average balances in our interest-bearing liabilities increased by $1.4 billion, or 9%, in 2014, compared to 2013, primarily due to an increase in average balances in our interest-bearing deposits and FHLB advances. Average balances in our interest-bearing deposits increased by $0.5 billion, or 4%, in 2014, compared to 2013, primarily due to growth in time (excluding market-based) deposits as a result of increased marketing efforts during 2014 to grow our CD products. Average balances in our FHLB advances increased by $913.5 million in 2014, compared to 2013, to help fund balance sheet growth in 2014.

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
The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at the years ended December 31, 2015, 2014 and 2013:

Provision for Loan and Lease Losses				Table 7
	Year Ended December 31, 2015
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
Residential mortgages	$(236)	$9,467	$1,057	$10,288
Commercial and commercial real estate	9,447	6,013	(1,696)	13,764
Equipment financing receivables	91	12,684	—	12,775
Home equity lines	—	1,466	—	1,466
Consumer and credit card	—	(106)	—	(106)
Total Provision for Loan and Lease Losses	$9,302	$29,524	$(639)	$38,187
		38%	$13,654	56%
	Year Ended December 31, 2014
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
Residential mortgages	$4	$9,811	$1,105	$10,920
Commercial and commercial real estate	3,246	483	(1,235)	2,494
Equipment financing receivables	—	9,285	—	9,285
Home equity lines	—	1,674	—	1,674
Consumer and credit card	—	160	—	160
Total Provision for Loan and Lease Losses	$3,250	$21,413	$(130)	$24,533
	$2,116	1,037,700,000%		104%
	Year Ended December 31, 2013
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
Residential mortgages	$(1,057)	$8,107	$(305)	$6,745
Commercial and commercial real estate	1,130	(12)	1,234	2,352
Equipment financing receivables	—	4,139	—	4,139
Home equity lines	—	(1,150)	—	(1,150)
Consumer and credit card	—	(48)	—	(48)
Total Provision for Loan and Lease Losses	$73	$11,036	$929	$12,038
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
We recorded a provision for loan and lease losses of $38.2 million in 2015, which is an increase of $13.7 million, or 56%, from $24.5 million in 2014. Provision expense increased due to the impairment of a large commercial relationship during the year, as well as due to growth in both the commercial and commercial real estate and equipment financing receivables portfolios. Specifically, a large commercial relationship was determined to be impaired during the year for which a specific reserve of $7.0 million was established. In addition, continued growth in our commercial segment resulted in an increase in the equipment financing receivables and commercial and commercial real estate portfolios of $2.3 billion combined, or 30%, with these portfolios providing an increase in the provision for loans and leases collectively evaluated of $8.9 million, or 91%. These increases in provision expense were partially offset by a decrease in our provision for ACI loans due to releases of prior valuation allowances on our ACI pools driven by improved expectations of future cash flows. Net charge-offs were $20.9 million in 2015, compared to $19.7 million in 2014. The net charge-off ratio was 0.11% in 2015 compared to 0.13% in 2014.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
We recorded a provision for loan and lease losses of $24.5 million in 2014, which is an increase of $12.5 million, or 104%, from $12.0 million in 2013. Provision expense primarily increased due to the continued growth in our loans held for investment balances due to acquisition and origination of loans held for investment, which resulted in an increase in the provision for loan and lease losses collectively evaluated of $10.4 million, or 94%. Provision expense also increased due to the impairment of additional commercial and commercial real estate loans resulting in an increase to provision expense of $2.1 million. These increases in provision expense were partially offset by a decrease in our provision for ACI loans due to releases of prior valuation allowances on our ACI pools driven by improved expectations of future cash flows. Net charge-offs were $19.7 million in 2014, which is a decrease of $6.7 million, or 25%, from $26.4 million in 2013. The net charge-off ratio was 0.13% in 2014 compared to 0.21% in 2013.

For further discussion of changes in our allowance for loan and lease losses, see the “Loan and Lease Quality” section for information on net charge-offs, non-performing assets, and other factors considered by management in assessing the credit quality of the loan portfolio and establishing our allowance for loan and lease losses.
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income			Table 8
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Loan servicing fee income	$117,763	$158,463	$188,759
Amortization of MSR	(71,150)	(79,234)	(126,803)
Recovery (impairment) of MSR	(31,986)	8,012	94,951
Net loan servicing income	14,627	87,241	156,907
Gain on sale of loans	125,927	163,644	242,412
Loan production revenue	22,574	20,952	35,986
Deposit fee income	14,015	14,783	19,084
Other lease income	14,716	16,997	24,681
Other	23,521	33,622	40,321
Total Noninterest Income	$215,380	$337,239	$519,391
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Noninterest income decreased by $121.9 million, or 36%, in 2015 compared to 2014. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, other lease income and other noninterest income partially offset by an increase in loan production revenue.
Net loan servicing income decreased by $72.6 million, or 83%, in 2015 compared to 2014. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR, which resulted in an MSR impairment of $32.0 million in 2015 compared to $8.0 million in recoveries recognized in 2014. The impairment and recovery of MSR are a result of differences in expected prepayment rates due to differences in the interest rate environment at December 31, 2015 compared to December 31, 2014. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased by $40.7 million, or 26%, in 2015 compared to the same period in 2014 primarily due to the sale of $9.9 billion in UPB of MSR to Ditech on March 28, 2014, the sale of $5.5 billion in UPB of MSR and servicing rights related to loans held for investment to Ditech effective May 1, 2015 and the sale of $3.3 billion in UPB of MSR to NSM effective November 2, 2015 as well as a decrease in the weighted average servicing fee for loans we continue to service. These decreases were partially offset by a $8.1 million decrease in amortization of MSR due to the Ditech sales.
Gain on sale of loans decreased by $37.7 million, or 23%, in 2015 compared to 2014, primarily driven by a decrease in the sales of mortgage pool buyouts as well as a shift in agency product mix out of high margin products such as HARP, increased volume in jumbo preferred products and a decrease in sales volumes in 2015, which was consistent with the overall mortgage origination market. We sold $140.0 million of non-ACI mortgage pool buyout loans in 2015 compared to $407.1 million in 2014, which resulted in a decrease in gain on sale of $23.7 million from 2014 to 2015. Agency loan origination volume represented $4.0 billion, or 42%, of total origination volume in 2015 compared to $4.1 billion, or 49%, of total origination volume in 2014, which also contributed to the decrease in gain on sale of loans. In addition, gain on sale revenue for interest rate lock commitments is typically recorded at lock date, on a pull through adjusted basis, for loans that are intended to be sold in the secondary market. Total outstanding lock volume decreased to $1.1 billion at December 31, 2015 compared to $1.3 billion at December 31, 2014. These decreases were partially offset by an increase of $8.2 million related to gains recognized on sales of our commercial loans and leases, which was driven by a $211.6 million increase in commercial loan and lease sales from $109.3 million in 2014 to $320.9 million in 2015.
Loan production revenue increased by $1.6 million, or 8%, in 2015 compared to 2014 due to an increase in commercial origination fees as our commercial loans and leases grew 40%, from $2.6 billion in originations during 2014 to $3.6 billion in originations during 2015.
Other lease income decreased by $2.3 million, or 13%, in 2015 compared to 2014 primarily due to decreases in the balance of our operating leases.
Other noninterest income decreased by $10.1 million, or 30%, in 2015 compared to 2014 primarily due to $0.6 million in gains on sales of AFS securities during 2015 compared to $5.6 million in 2014, $4.3 million of income due to releases of holdbacks related to MSR purchases recognized in 2014 and a $2.0 million gain on sale of MSR recorded in 2014 related to the Ditech sale. These decreases were partially offset by a $1.3 million increase in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Noninterest income decreased by $182.2 million, or 35%, in 2014 compared to 2013. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, loan production revenue, other lease income and other noninterest income.
Net loan servicing income decreased by $69.7 million, or 44%, in 2014 compared to 2013. The decrease was primarily due to a $86.9 million decrease in recoveries recognized on the MSR valuation allowance in 2014 compared to 2013. The recoveries of previous valuation allowances are a result of continued decreases in expected prepayment rates during the period. In addition, servicing fees decreased by $30.3 million, or 16%, in 2014 primarily due to the sale of $9.9 billion in UPB of MSR to Ditech on March 28, 2014. These decreases were partially offset by a decrease in amortization of $47.6 million due to the Ditech sale and lower projected prepayment speeds as a result of increases in mortgage interest rates when compared to 2013, which led to lower refinancing activity along with a decreased impact of government-sponsored refinancing programs, which were elevated in early 2013.
Gain on sale of loans decreased by $78.8 million, or 32%, in 2014 compared to 2013 primarily driven by lower agency mortgage lending volume, including high margin lending under government sponsored programs such as HARP and increased originations of our preferred ARM products. Total origination volume in 2014 was $8.4 billion compared to $10.8 billion in 2013, however, agency mortgage lending volume decreased by $3.4 billion, or 45%, to $4.1 billion in 2014 compared to 2013. The decrease in agency mortgage lending volume and the increased pricing competition was consistent with the decline in the overall mortgage origination market during that period. Refinance activity in the market declined as the incentive for refinance activity decreased as interest rates rose, coupled with fewer borrowers that have a price incentive to refinance under government sponsored programs such as HARP. Our refinance volume was $3.8 billion in 2014 compared to $7.3 billion in 2013. Of the $8.4 billion originated in 2014, $4.6 billion was from purchase money business compared to $3.6 billion in 2013. The decrease in gain on sale of loans was also driven by the increased originations of our preferred ARM products which we plan to hold for the foreseeable future. We originated $3.4 billion of our preferred ARM product in 2014. The continued focus on the organic growth of our balance sheet has an impact on the absolute value of our gain on sale income, however it also has an ongoing effect on our net interest income and earnings. The decrease in the gain on sale of loans related to the decrease in our loan originations and pricing competition was partially offset by gain on sale related to the sale of $811.3 million of re-performing government insured pool buyouts in 2014 with gains of $51.8 million compared to $631.1 million in 2013 with gains of $41.6 million. In addition, we sold $343 million of certain interest only loans as well as the sale of $79 million of residential non-performing loans, including TDRs, in the second quarter of 2014. These loans were selected for sale due to the higher FDIC assessments associated with carrying mortgages deemed "non-traditional mortgages" and non-performing assets. During the third quarter of 2014, we sold $544.6 million of preferred ARM loans with gains of $3.5 million.
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
Other noninterest income decreased by $6.7 million, or 17%, in 2014 compared to 2013 primarily due to a $15.4 million gain recognized on the early extinguishment of FHLB advances during 2013, $4.0 million in income in the first quarter of 2013 related to the recovery of losses experienced on loans and servicing rights previously acquired and a decrease of $2.7 million in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition. These decreases were partially offset by $5.9 million of estimated losses recorded in 2013 and a $2.0 million gain on sale of MSR recorded in 2014 related to the Ditech sale, $4.3 million of income due to releases of holdbacks related to MSR purchases, $2.4 million related to impairment write-offs of HTM securities in 2013 and an increase of $1.4 million of gains related to the sales of AFS securities.
On March 28, 2014, we recognized the transfer of servicing rights to Ditech as a sale which resulted in a net loss of $3.9 million recognized in other noninterest income, of which a loss of $5.9 million was estimated and recorded in the fourth quarter of 2013 and a gain of $2.0 million was recorded in the first quarter of 2014, upon investor approval. The sales agreement included a customary, temporary subservicing arrangement. The loans associated with both the sale of MSR and the subserviced portfolio transferred in May 2014. The sale and the subservicing arrangement affected our noninterest expense beginning in the second quarter of 2014. The sale also impacted both servicing fees and amortization of MSR.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense			Table 9
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Salaries, commissions and other employee benefits expense	$367,580	$370,470	$441,736
Equipment expense	62,242	69,332	85,920
Occupancy expense	27,004	30,647	35,087
General and administrative expense:
Legal and professional fees, excluding consent order expense	26,818	31,555	30,782
Foreclosure and other real estate owned (OREO)	37,362	25,534	34,051
Other credit-related expenses	(8,203)	2,189	15,792
FDIC premium assessment and other agency fees	27,146	19,465	34,857
Advertising and marketing expense	25,221	21,437	29,201
Subservicing expense	5,033	9,871	—
Consent order expense	2,501	4,597	72,339
Other	65,673	53,845	68,473
Total general and administrative expense	181,551	168,493	285,495
Total Noninterest Expense	$638,377	$638,942	$848,238
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Noninterest expense decreased by $0.6 million, or less than 1%, in 2015 compared to 2014. The decrease in noninterest expense was driven by decreases in salaries, commissions and other employee benefits expense, occupancy and equipment expenses, partially offset by increases in general and administrative expense.

Salaries, commissions and employee benefits decreased by $2.9 million, or 1%, in 2015 compared to 2014 primarily due to lower headcount in our Consumer Banking business as a result of the restructuring and repositioning activities that were executed in May 2014 in conjunction with the transfer of our default servicing platform and our sale of servicing rights in May 2015 to Ditech. The decrease caused by the reduction in headcount was partially offset by higher commissions and incentive expense created by higher production volumes of $1.0 billion related to the low rate environment during 2015.
Occupancy and equipment expense decreased by $10.7 million, or 11%, in 2015 compared to 2014 primarily due to a decline in the space and equipment needed to support our employees given the reduction in full time employees as a result of the servicing platform and asset sales and other restructuring activities that occurred in the second and third quarters of 2014. This reduction in headcount as well as the reduction in the amount of equipment and space required for such personnel had a positive impact on occupancy and equipment expense in the 2015 compared to 2014.
General and administrative expense increased by $13.1 million, or 8%, in 2015 compared to 2014 primarily due to increases in foreclosure and OREO expense, FDIC premium assessment, advertising and marketing expense and other general and administrative expenses partially offset by decreases in legal and professional fees, other credit-related expenses, subservicing expense and consent order expense.
Legal and professional fees decreased by $4.7 million, or 15%, in 2015 compared to 2014 primarily due to higher legal costs in 2014 related to activities to grow our balance sheet.
Foreclosure and OREO expenses increased by $11.8 million, or 46%, in 2015 compared to 2014 primarily due to an $5.5 million increase of unrecoverable advance losses related to our government-insured loans as well as increases in property and preservation costs of $4.4 million.
Other credit-related expenses     decreased by $10.4 million in 2015 compared to 2014 primarily due to a decrease in the provision for our production repurchase reserve of $17.3 million partially offset by a $7.7 million increase in the provision related to our repurchase reserve for loans serviced. The decrease in our production repurchase reserve provision for 2015 was the result of the settlement of pending repurchase requests during the year as well as a reduced number of repurchase requests received from agency aggregators and non-GSE's when compared to 2014. The increase in the provision related to our repurchase obligations for loans serviced during 2015 was caused by lower repurchase request activity resulting in a smaller provision in 2015, combined with a large release of provision in 2014, as active repurchase requests were settled at a higher rate than new requests. See "Loan and Lease Quality" for further discussion of our repurchase reserves.
FDIC premium assessment and other agency fees increased by $7.7 million, or 39%, in 2015 compared to 2014 primarily due to a refund of previously paid FDIC assessments of $5.4 million received in 2014 as well as the continued growth in our balance sheet.
Advertising and marketing expense increased by $3.8 million, or 18%, in 2015 compared to 2014 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities.
Subservicing expenses decreased by $4.8 million, or 49%, in 2015 compared to the same period in 2014 due to the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred for four months of 2015 compared to eight months of 2014.
Consent order expenses decreased by $2.1 million, or 46%, in 2015 compared to 2014 due to lower third party costs and remediation accruals. On January 5, 2016, the OCC announced that it terminated our consent order, and in conjunction with the termination we were required to pay $1.0 million in civil money penalties, which is accrued for in other general and administrative expense as of December 31, 2015.
Other general and administrative expense increased by $11.8 million, or 22%, in 2015 compared to 2014 primarily due to an increase in loan origination expenses due to a lower amount of direct origination costs deferred.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Noninterest expense decreased by $209.3 million, or 25%, in 2014 compared to 2013. The decrease in noninterest expense was driven by decreases in salaries, commissions and employee benefits, occupancy and equipment expense, and general and administrative expenses.
Salaries, commissions and employee benefits decreased by $71.3 million, or 16%, in 2014 compared to 2013 primarily due to lower headcount in our Consumer Banking business as a result of the restructuring and repositioning activities executed in 2014. In addition, lower production volumes related to slowed refinance activity continued to drive the decline in commissions expense. Consumer Banking salaries, commissions and employee benefits decreased by $63.3 million, or 23%, in 2014, which included a reduction of headcount associated with the transfer of the default servicing platform in May 2014 as well as a decrease in production partially offset by an increase in salaries expense in 2013 due to additional headcount as a result of the servicing rights purchased on April 1, 2013. Headcount was down 33% and 8% in our Consumer Banking and Commercial Banking reporting segments, respectively, as of December 31, 2014 compared to 2013.
Occupancy and equipment expense decreased by $21.0 million, or 17%, in 2014 compared to 2013. The decrease was primarily due to a $9.6 million decrease in costs associated with the expansion of our retail lending channels as well as $8.8 million in fixed asset write-downs and lease termination costs related to the sale of our default servicing platform and exit from wholesale lending recorded in 2013. Additionally, decreased expenses were due to lower ongoing costs as a result of the sale of our default servicing platform.
General and administrative expense decreased by $117.0 million, or 41%, in 2014 compared to 2013 primarily due to foreclosure and OREO expenses, other credit-related expenses, FDIC premium assessment and other agency fees, advertising and marketing expense, consent order expenses and other general and administrative expenses, which were partially offset by an increase in subservicing expense.
Foreclosure and OREO expense decreased by $8.5 million, or 25%, in 2014 compared to 2013 primarily due to a decrease in foreclosure-related expenses. Foreclosure expenses decreased by $6.5 million in 2014 compared to 2013 due to a reduction in the amount of unrecoverable advance losses related to our government-insured loans. OREO expense decreased by $2.0 million in 2014, due to stabilizing property values and declining losses incurred on OREO properties as a result.
Other credit-related expenses decreased by $13.6 million, or 86%, in 2014 compared to 2013 primarily due to a decline in repurchase reserve expenses related to our serviced loans partially offset by an increase in repurchase reserve expenses related to our originated loans.

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
Consent order expenses decreased by $67.7 million, or 94%, in 2014 compared to 2013 due to decreases in professional fees associated with the review and estimated remediation payments that resulted from the settlement of the consent order with the OCC in 2013.
Other general and administrative expense decreased by $14.6 million, or 21%, in 2014 compared to 2013 primarily due to a decrease in loan origination expense as a result of lower production volumes as well as a decrease in interest losses on serviced loans that are paid in full, which was related to declines in both our refinance activity and our servicing portfolio as a result of the Ditech sale.
Subservicing expense increased by $9.9 million in 2014 compared to 2013. This increase was related to the execution of a subservicing agreement with Ditech for our government insured loan portfolio in connection with the transfer of our default servicing platform to Ditech in May 2014.
Exit and Restructuring Costs
During the year ended December 31, 2014, all related severance and lease termination costs accrued as of December 31, 2013 for our exit and restructuring activities were paid out. No further payouts or additional costs are expected to be incurred related to these exit and restructuring activities.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates			Table 10
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Provision for income taxes	$76,633	$90,489	$81,300
Effective tax rates	37.0%	37.9%	37.3%
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
For the years ended December 31, 2015 and 2014, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. Provision for income taxes decreased by $13.9 million, or 15%, to $76.6 million in 2015 from $90.5 million in 2014, primarily due to a decrease in pre-tax income.
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
Segment Results
We evaluate our overall financial performance through three financial reporting segments: Consumer Banking, Commercial Banking, and Corporate Services. To generate financial information by operating segment, we use an internal profitability reporting system, which is based on a series of management estimates and allocations. We continually review and refine many of these estimates and allocations, several of which are subjective in nature. Any changes we make to estimates and allocations that may affect the reported results of any business segment do not affect our consolidated financial position or consolidated results of operations.
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

The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segment Earnings and Segment Assets			Table 11
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Segment Earnings
Consumer Banking	$110,637	$168,553	$145,262
Commercial Banking	221,502	177,321	172,496
Corporate Services	(124,980)	(107,303)	(99,718)
Segment earnings	$207,159	$238,571	$218,040
Segment Assets
Consumer Banking	$16,273,989	$13,825,052	$11,321,747
Commercial Banking	10,354,535	7,892,974	6,331,646
Corporate Services	320,501	215,095	236,313
Eliminations	(347,999)	(315,333)	(248,722)
Total assets	$26,601,026	$21,617,788	$17,640,984
The following tables summarize segment income for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information				Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2015
Net interest income (loss)	$363,897	$315,711	$(11,265)	$668,343
Provision for loan and lease losses	11,649	26,538	—	38,187
Net interest income (loss) after provision for loan and lease losses	352,248	289,173	(11,265)	630,156
Total noninterest income	164,633	50,078	669	215,380
Total noninterest expense	406,244	117,749	114,384	638,377
Income (loss) before provision for income taxes	$110,637	$221,502	$(124,980)	$207,159
Adjustment Items (pre-tax):
Transaction expense and non-recurring regulatory related expense	4,213	—	—	4,213
Increase (decrease) in Bank of Florida non-accretable discount	310	(1,696)	—	(1,386)
MSR impairment (recovery)	31,986	—	—	31,986
Restructuring cost	20,362	—	61	20,423
Adjusted income (loss) before income tax	$167,508	$219,806	$(124,919)	$262,395

Business Segments Selected Financial Information				Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2014
Net interest income (loss)	$319,807	$251,357	$(6,357)	$564,807
Provision for loan and lease losses	12,755	11,778	—	24,533
Net interest income (loss) after provision for loan and lease losses	307,052	239,579	(6,357)	540,274
Total noninterest income	295,449	41,349	441	337,239
Total noninterest expense	433,948	103,607	101,387	638,942
Income (loss) before provision of income taxes	$168,553	$177,321	$(107,303)	$238,571
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	8,689	—	1,734	10,423
Increase (decrease) in Bank of Florida non-accretable discount	—	1,173	—	1,173
MSR impairment (recovery)	(8,012)	—	—	(8,012)
Restructuring cost	752	—	—	752
OTTI losses on investment securities (Volcker rule)	685	—	—	685
Adjusted income (loss) before income tax	$170,667	$178,494	$(105,569)	$243,592

Business Segments Selected Financial Information				Table 12C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2013
Net interest income (loss)	$301,544	$263,682	$(6,301)	$558,925
Provision for loan and lease losses	5,546	6,492	—	12,038
Net interest income (loss) after provision for loan and lease losses	295,998	257,190	(6,301)	546,887
Total noninterest income	468,238	50,451	702	519,391
Total noninterest expense	618,974	135,145	94,119	848,238
Income (loss) before provision for income taxes	$145,262	$172,496	$(99,718)	$218,040
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	74,901	—	3,288	78,189
Increase (decrease) in Bank of Florida non-accretable discount	—	(154)	—	(154)
MSR impairment (recovery)	(94,951)	—	—	(94,951)
Restructuring cost	26,381	4,179	621	31,181
OTTI losses on investment securities (Volcker rule)	3,298	—	—	3,298
Adjusted income (loss) before income tax	$154,891	$176,521	$(95,809)	$235,603

Consumer Banking

Consumer Banking			Table 13
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Net Interest Income	$363,897	$319,807	$301,544
Provision for loan and lease losses	11,649	12,755	5,546
Net interest income after provision for loan and lease losses	352,248	307,052	295,998
Noninterest income:
Net loan servicing income	13,391	86,105	156,571
Gain on sale of loans	115,960	161,928	242,105
Loan production revenue	17,619	17,734	33,856
Deposit fee income	13,473	14,697	18,998
Other	4,190	14,985	16,708
Total noninterest income	164,633	295,449	468,238
Noninterest expense
Salaries, commissions, and other employee benefits	203,477	212,618	275,879
Equipment and occupancy expense	48,093	52,524	67,181
General and administrative expense	154,674	168,806	275,914
Total noninterest expense	406,244	433,948	618,974
Segment earnings	$110,637	$168,553	$145,262

Residential Mortgage Lending and Servicing			Table 14
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Key Metrics:
Mortgage lending volume:
Agency	$4,006,216	$4,097,733	$7,458,903
Jumbo	5,052,273	4,287,189	3,390,976
Other	398,088	28,164	—
Mortgage lending volume	$9,456,577	$8,413,086	$10,849,879
Mortgage loans sold:(1)
Agency, excluding GNMA II	$3,762,932	$4,271,154	$8,187,847
Jumbo	2,173,539	1,486,036	1,558,362
GNMA II	139,970	407,092	638,590
Other	17,160	207,989	23,142
Mortgage loans sold	$6,093,601	$6,372,271	$10,407,941
Applications	$1,296,496	$1,335,506	$2,374,710
Rate locks	1,144,034	1,251,366	1,272,266
Mortgage Lending Volume by Channel:
Retail	$5,890,116	$4,484,442	$3,950,161
Consumer Direct	1,366,520	1,715,878	3,607,050
Correspondent	2,199,941	2,212,765	3,292,668
Purchase Activity (%):
Retail	65%	71%	54%
Consumer Direct	10%	9%	4%
Correspondent	58%	56%	39%
Total	56%	54%	33%

(1)
Excludes sales of loans to third party servicers out of government insured pool buyouts accounted for under ASC 310-30 since additional cash flows expected and/or realized in the pool are not recognized into earnings immediately but come in as a prospective adjustment to yield for the remainder of the pool.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consumer Banking segment earnings decreased by $57.9 million, or 34%, in 2015 compared to 2014, primarily due to a decrease in total noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.

Net interest income increased by $44.1 million, or 14%, in 2015 compared to 2014 due to an increase in interest income of $115.2 million, or 23% partially offset by an increase in interest expense of $71.1 million, or 40%, in 2015. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $130.8 million, or 44%, in 2015 compared to 2014. The decrease was driven by a decrease in gain on sale of loans of $46.0 million coupled by a decrease in net loan servicing income and other income of $72.7 million and $10.8 million, respectively, in 2015 compared to 2014. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $27.7 million, or 6%, in 2015 compared to 2014. The decrease was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
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
General and administrative expenses decreased by $107.1 million, or 39%, in 2014 compared to 2013 primarily due to decreases in consent order expenses, advertising and marketing expenses, FDIC premium assessment and other agency fees, foreclosure and OREO expense and other credit-related expenses. Consent order expenses decreased by $64.5 million in 2014 compared to 2013, as a result of the settlement of our consent order in 2013, which required significant third party costs during 2013. Advertising and marketing expenses decreased $24.6 million in 2014 compared to 2013 primarily due to slowed deposit gathering initiatives resulting from the repositioning of our asset balances and change in our funding strategy. FDIC assessment and other agency fees attributed to the segment decreased by $10.5 million in 2014 compared to 2013 due to a lower concentration of so called "higher risk" asset classes due to our asset repositioning activities over the last year, as well as a favorable adjustment to our previously paid FDIC fees in the first quarter of 2014. Foreclosure and OREO expenses and other credit-related expenses decreased by $7.5 million in 2014 compared to 2013 primarily due to a net decrease in repurchase reserve expenses and a reduction in losses on nonrecoverable advances associated with our government insured loans. Please see "Loan and Lease Quality" for additional discussion of our repurchase reserves.

Commercial Banking

Commercial Banking			Table 15
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Net interest income	$315,711	$251,357	$263,682
Provision for loan and lease losses	26,538	11,778	6,492
Net interest income after provision for loan and lease losses	289,173	239,579	257,190
Noninterest income:
Loan production revenue	4,944	3,218	2,130
Other lease income	14,712	16,997	24,681
Gain on sale of loans	9,960	1,711	301
Other	20,462	19,423	23,339
Total noninterest income	50,078	41,349	50,451
Noninterest expense:
Salaries, commissions and other employee benefits expense	54,063	62,848	71,714
Equipment and occupancy expense	14,163	20,183	27,845
General and administrative expense	49,523	20,576	35,586
Total noninterest expense	117,749	103,607	135,145
Segment earnings	$221,502	$177,321	$172,496
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Commercial Banking segment earnings increased by $44.2 million, or 25%, in 2015 compared to 2014 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $64.4 million, or 26%, in 2015 compared to 2014 primarily due to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. Despite this growth in net interest income, net interest income after provision for loan and lease losses increased only 21% as a result of increases in the provision for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $8.7 million, or 21%, in 2015 compared to 2014 primarily due to an increase in gain on sale of loans partially offset by a decrease in other lease income. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Noninterest expense increased by $14.1 million, or 14%, in 2015 compared to 2014 primarily due to an increase in general and administrative expense, which was partially offset by decreases in salaries, commissions and other employee expense and equipment and occupancy expenses. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
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

Corporate Services

Corporate Services			Table 16
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Net interest income (loss) after provision for loan and lease losses	$(11,265)	$(6,357)	$(6,301)
Total noninterest income	669	441	702
Noninterest expense:
Salaries, commissions and employee benefits	110,040	95,004	94,143
Equipment and occupancy expense	26,990	27,272	25,981
Other general and administrative expense	51,017	44,069	52,275
Inter-segment allocations	(73,663)	(64,958)	(78,280)
Total noninterest expense	114,384	101,387	94,119
Segment earnings (loss)	$(124,980)	$(107,303)	$(99,718)
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Corporate Services segment loss increased by $17.7 million, or 16%, in 2015 compared to 2014 primarily due to an increase in net interest loss and an increase in noninterest expense.
Net interest loss increased by $4.9 million, or 77%, in 2015 compared to 2014 primarily due to an increase in interest expense as a result of the subordinated notes issued in the second quarter of 2015.
Noninterest expense increased by $13.0 million, or 13%, in 2015 compared to 2014 primarily due to an increase in salaries, commissions and employee benefits, general and administrative expense and the further integration of core functions from Consumer and Commercial Banking, which was partially offset by an increase in inter-segment allocations for services provided directly to these other reportable segments.
Salaries, commissions and employee benefits increased $15.0 million, or 16%, in 2015 compared to 2014 due to a 9% increase in headcount in our Corporate Services segment.
General and administrative expense increased $6.9 million, or 16%, in 2015 compared to 2014 due to an increase in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the increase in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations increased by $8.7 million, or 13%, in 2015 compared to 2014 as a result of certain repositioning activities, which impacted Corporate Services headcount as a percentage of overall headcount, which is the primary driver of inter-segment allocations.
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

The following table sets forth the fair value of investment securities classified as available for sale and the amortized cost of investment securities held to maturity as of December 31, 2015, 2014, and 2013:

Investment Securities Carrying Value			Table 17
(dollars in thousands)	2015	2014	2013
Available for sale (at fair value):
Residential collateralized mortgage obligations (CMO) securities — nonagency	$553,258	$774,235	$1,109,271
Asset-backed securities	1,352	1,395	3,086
Other (1)	409	681	3,270
Total investment securities available for sale	555,019	776,311	1,115,627
Held to maturity (at amortized cost):
Residential CMO securities — agency	13,065	27,801	41,347
Residential Mortgage Backed Securities (MBS) — agency	90,681	87,283	65,965
Total investment securities held to maturity	103,746	115,084	107,312
Total investment securities	$658,765	$891,395	$1,222,939

(1)	Other investments is comprised of residential agency CMO securities, residential agency MBS and equity securities.
The amortized cost and fair value of debt securities at December 31, 2015 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, including CMO securities, are disclosed separately in the table below, as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities			Table 18
(dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale:
After ten years
Asset-backed securities	$1,632	$1,352	2.00%
Not due at a single maturity
Residential CMO securities — agency	24	25	6.00%
Residential CMO securities — nonagency	558,621	553,258	2.61%
Residential MBS securities — agency	148	155	2.91%
Equity securities	76	229
	560,501	555,019
Held to maturity:
Not due at a single maturity
Residential CMO securities — agency	13,065	13,334	3.61%
Residential MBS securities — agency	90,681	92,114	2.89%
	103,746	105,448
	$664,247	$660,467
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
Residential — Nonagency
At December 31, 2015, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $553.3 million, or 84% of our investment securities portfolio. Our residential nonagency CMO securities decreased to $553.3 million at December 31, 2015 from $774.2 million at December 31, 2014, or 29%, primarily due to reductions in amortized cost resulting from principal payments received of $233.5 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $244.1 million, or 44%, of our residential nonagency CMO investment securities at December 31, 2015.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At December 31, 2015, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 729, a weighted average amortized loan-to-value ratio (LTV), of 57%, and was seasoned an average of 132 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Residential — Agency
At December 31, 2015, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $13.1 million, or 2%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $90.8 million, or 14%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
Our residential agency CMO securities decreased by $14.7 million, or 53%, to $13.1 million at December 31, 2015 from $27.8 million at December 31, 2014 primarily due to reductions to amortized cost resulting from principal payments received of $14.6 million and the amortization of premiums and discounts. Our residential agency MBS securities increased by $3.4 million, or 4%, to $90.8 million at December 31, 2015, from $87.5 million at December 31, 2014 primarily due to purchases of $15.1 million partially offset by principal payments received of $11.1 million.
Loans Held for Sale
We typically transfer originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, we enter into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), Fannie Mae (FNMA) or GNMA, and are subsequently sold to third party investors. Typically, the Company accounts for these transfers as sales and retains the right to service the loans. For non-conforming transactions, the Company sells whole loans outright to qualified institutional buyers and typically retains the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at December 31, 2015 and 2014:

Loans Held for Sale		Table 19
(dollars in thousands)	2015	2014
Mortgage warehouse (carried at fair value)	$624,726	$410,948
Other residential (carried at fair value)	683,015	317,430
Total loans held for sale carried at fair value	1,307,741	728,378
Government insured pool buyouts	293	12,583
Other residential	22,481	232,546
Commercial and commercial real estate	178,753	—
Total loans held for sale carried at lower of cost or fair value	201,527	245,129
Total loans held for sale	$1,509,268	$973,507
Mortgage Warehouse
At December 31, 2015, our mortgage warehouse loans totaled $624.7 million, or 41%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet and the burden of complying with the requirements of hedge accounting, we have elected the fair value option of accounting under U.S. GAAP on this portfolio of loans. Mortgage warehouse loans increased by $213.7 million, or 52%, from $410.9 million at December 31, 2014 due to a decline in agency sales during the fourth quarter of 2015 when compared to the fourth quarter of 2014.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale at December 31, 2015 and 2014:

Mortgage Warehouse		Table 20
(dollars in thousands)	2015	2014
30 days or less	$299,910	$315,662
31- 90 days	299,996	78,688
Greater than 90 days	24,820	16,598
Total mortgage warehouse	$624,726	$410,948
Subsequent to December 31, 2015, we sold $12.3 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $12.5 million of warehouse loans were made up of conforming or government products and were current as of December 31, 2015.

Other Residential Loans Carried at Fair value
At December 31, 2015, our other residential loans carried at fair value totaled $683.0 million or 45% of our total loans held for sale portfolio. Sales within our fixed-rate jumbo loan portfolio occur less frequently when compared to sales within our mortgage warehouse portfolio as the market for non-conforming loans is less active and smaller when compared to the secondary market for conforming loans. Having a less active and smaller secondary market leads us to hold certain of our fixed-rate jumbo loans for longer periods when compared to its mortgage warehouse. Due to the duration that these loans are present on our balance sheet, we have elected the fair value option of accounting for our originated fixed-rate jumbo preferred loans held for sale. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. Other residential loans carried at fair value increased by $365.6 million or 115% from $317.4 million at December 31, 2014, in part due to originations of $1.6 billion, sales of $1.1 billion and paydowns of $56.4 million during the year. The remaining activity relates to gains included in earnings for the period. Gains include any changes in the fair value of the loans while present on our balance sheet.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale at December 31, 2015 and 2014:

Other Residential Loans Carried at Fair Value		Table 21
(dollars in thousands)	2015	2014
90 days or less	$174,262	$258,411
91- 180 days	232,784	30,178
Greater than 180 days	275,969	28,841
Total other residential loans carried at fair value	$683,015	$317,430
Government Insured
At December 31, 2015 our government insured pool buyout loans totaled $0.3 million, or less than 1%, of our total loans held for sale portfolio, which was a decrease of $12.3 million or 98% from December 31, 2014 when our government insured pool buyout loans totaled $12.6 million. Government insured pool buyout loans are transferred to our held for sale portfolio upon re-performance and are subsequently re-securitized and/or sold to third parties. During the year ended December 31, 2015 we transferred $1.1 billion in UPB of government insured pool buyout loans from loans held for investment to loans held for sale. Of those government insured pool buyout loans transferred to loans held for sale, we transferred and subsequently sold loans with a net recorded investment of $140.0 million of conforming mortgages to GNMA in exchange for mortgage-backed securities and sold loans with a net recorded investment of $947.6 million to third parties through whole loan sales during the year ended December 31, 2015. The remaining change relates to discounts and premiums on the transferred loans. During the year ended December 31, 2014 we transferred $416.8 million of conforming mortgages to GNMA in exchange for mortgage-backed securities. At December 31, 2014 $9.0 million of GNMA securities were transferred and included in the loans held for sale balances above for which we retained effective control of the assets.
Other Residential Loans Carried at Lower of Cost or Fair Value
Our other residential loans carried at the lower of cost or fair value decreased by $210.1 million, or 90% from $232.5 million at December 31, 2014 to $22.5 million at December 31, 2015. During the year ended December 31, 2015, we transferred loans with a UPB of $212.3 million from held for sale to held for investment, transferred loans with a UPB of $1.1 billion from held for investment to held for sale and sold loans with a net recorded investment of $1.1 billion. The remaining change in balance relates to paydowns and payoffs.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $178.8 million, or 12%, of our total loans held for sale at December 31, 2015, which was an increase of $178.8 million from December 31, 2014. During the year ended December 31, 2015, the Company transferred $399.5 million of loans from held for investment to held for sale, transferred $111.6 million of loans from held for sale to held for investment and sold loans with a net recorded investment of $213.2 million. The remaining change in balance relates to paydowns on the outstanding loans.

Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at December 31, 2015, 2014, 2013, 2012, and 2011:

Loans and Leases Held for Investment									Table 22
	2015		2014		2013		2012		2011
(dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Residential mortgages
Residential	$7,501,767	33.7%	$6,324,965	35.7%	$5,153,106	39.0%	$3,949,284	31.5%	$3,727,542	57.2%
Government insured pool buyouts	4,215,355	19.0%	3,595,105	20.2%	1,891,637	14.3%	2,759,464	22.1%	829,299	12.7%
Commercial and commercial real estate
Commercial real estate and other commercial	3,954,522	17.8%	3,527,586	19.9%	3,276,130	24.7%	3,442,115	27.5%	1,082,463	16.6%
Mortgage warehouse finance	2,372,731	10.7%	1,356,651	7.6%	944,219	7.1%	969,881	7.8%	—	0.0%
Lender finance	1,280,423	5.8%	762,453	4.3%	592,621	4.5%	359,772	2.9%	82,921	1.3%
Equipment financing receivables	2,400,909	10.8%	2,031,570	11.4%	1,237,941	9.3%	836,935	6.7%	588,501	9.0%
Home equity lines	496,969	2.2%	156,869	0.9%	151,916	1.1%	179,600	1.4%	200,112	3.1%
Consumer and credit card	4,816	0.0%	5,054	0.0%	5,154	0.0%	8,038	0.1%	8,443	0.1%
Total loans and leases, net of unearned income	22,227,492	100.0%	17,760,253	100.0%	13,252,724	100.0%	12,505,089	100.0%	6,519,281	100.0%
Allowance for loan and lease losses	(78,137)		(60,846)		(63,690)		(82,102)		(77,765)
Total loans and leases, net	$22,149,355		$17,699,407		$13,189,034		$12,422,987		$6,441,516
The balances presented above include:
Net purchased loan and lease discounts	$45,770		$47,108		$102,416		$164,132		$237,170
Net deferred loan and lease origination costs	$123,255		$94,778		$54,107		$25,275		$19,057
The following table shows the contractual maturities, including scheduled principal repayments, of our commercial and commercial real estate portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2015:

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates(1)				Table 23
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years(2)	Due After Five Years(2)	Total
Commercial and commercial real estate(3)	$2,469,544	$1,812,245	$3,325,887	$7,607,676

(1)	Based on contractual maturities.

(2)	As of December 31, 2015, loans maturing after one year consisted of $2.2 billion in variable rate loans and $2.8 billion in fixed rate loans.

(3)	Calculated net recorded investment does not include $34.9 million in ALLL.
Residential Mortgage Loans
At December 31, 2015, our residential mortgage loans totaled $7.5 billion, or 34%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans increased by $1.2 billion, or 19%,from $6.3 billion at December 31, 2014. This increase was due primarily to retained originations of $3.6 billion and loans transferred from held for sale (LHFS) to held for investment (LHFI) of $0.2 billion in UPB, partially offset by transfers of $1.1 billion in UPB from LHFI to LHFS as well as paydowns and payoffs of existing loans during the year ended December 31, 2015.
Government Insured Buyouts
At December 31, 2015, our government insured buyout loan portfolio totaled $4.2 billion, or 19%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $0.6 billion, or 17%, from $3.6 billion at December 31, 2014. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $3.1 billion partially offset by $1.1 billion of loans being transferred from LHFI to LHFS, $1.1 billion of delinquent loans reaching foreclosure as well as paydowns and payoffs of existing loans.
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
We also acquire mortgage pool buyouts through third-party acquisitions. At December 31, 2015, primarily all of the mortgage pool buyout purchases noted above related to acquisitions from third-parties with those parties retaining the related servicing rights. For these acquired loans, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are ACI loans and account for these as a pool. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosure and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the prospective yield assuming there has not been a previous impairment of the pool. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets. A minority of our servicing contracts include language which requires us to bear the risk of loss associated with advances that are not eligible for reimbursement by the FHA.

Before we contract with a third party to service a portion of our government insured buyout portfolio, we perform due diligence to ensure the servicer is (1) an approved servicer of mortgage loans for the various GSEs and other government agencies, (2) properly licensed and qualified to do business and is in good standing in each jurisdiction in which such licensing and qualification is necessary, (3) an approved servicer for any nationally recognized insurer providing mortgage insurance on the loans being serviced, and (4) qualified to act as servicer, and we confirm that no event has occurred which would make the third party unable to comply with all such eligibility requirements or would require notification to the GSEs or other government agencies. At December 31, 2015, primarily all of our government insured buyout portfolio was serviced by third parties.
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
Mortgage Warehouse Finance
At December 31, 2015, our mortgage warehouse finance portfolio totaled $2.4 billion, or 10.7%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.
Mortgage warehouse finance increased by $1.0 billion, or 74.9%, from $1.4 billion at December 31, 2014. This change was primarily due to increased utilization by existing customers of $0.4 billion, as well as origination activity of $0.6 billion. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customers' focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our ability to encourage customers to choose our lines over other potential funding options.
Lender Finance
At December 31, 2015, our lender finance portfolio totaled $1.3 billion, or 5.8%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Lender finance increased by $0.5 billion, or 67.9%, from $0.8 billion at December 31, 2014. This increase was primarily due to acquisitions of $0.4 billion and origination activity of $0.1 billion on commercial credit facilities. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our ability to encourage customers to choose our lines over other potential funding options.
Other Commercial and Commercial Real Estate
At December 31, 2015, our other commercial and commercial real estate portfolio totaled $4.0 billion, or 17.8%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and other commercial and industrial loans.
Other commercial and commercial real estate increased by $0.4 billion, or 12.1%, from $3.5 billion at December 31, 2014. This change was primarily due to originations of $1.2 billion and acquisitions of $0.3 billion, partially offset by net transfers to loans held for sale totaling $0.3 billion in addition to paydowns and payoffs.
During the year ended December 31, 2015, of the $285.7 million in acquisitions, $91.7 million related to an acquired portfolio of asset based lending loans. The purchase was funded entirely by cash with the transaction being accounted for using the acquisition method of accounting. As of December 31, 2015, we have grown the asset based lending portfolio to $167.5 million. For further review of this acquisition, see Note 6 .
Equipment Financing Receivables
Equipment financing receivables increased by $0.4 billion, or 18%, to $2.4 billion, or 11%, of our total loan and lease held for investment portfolio at December 31, 2015 from $2.0 billion at December 31, 2014. The increase was the result of originations of $1.3 billion and earned income of $0.1 billion, partially offset by paydowns on existing loan and lease receivables of $0.9 billion and transfers to held for sale of $0.1 billion. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking, and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines
At December 31, 2015, our home equity lines totaled $0.5 billion, or 2%, of our total held for investment loan and lease portfolio, an increase of $0.3 billion, or 217%, from $0.2 billion at December 31, 2014. This increase was primarily the result of originations of $0.4 billion, partially offset by paydowns on our existing lines of credit.

Consumer and Credit Card Loans
At December 31, 2015, consumer and credit card loans, in the aggregate, totaled $4.8 million, or less than 1% of our total held for investment portfolio, a decrease of $0.2 million from $5.1 million at December 31, 2014. These loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the years ended December 31, 2015, 2014, and 2013:

Change in Mortgage Servicing Rights			Table 24
(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$435,619	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	57,212	57,877	100,426
Acquired servicing rights	—	—	65,188
Sale of servicing rights	(54,227)	(55,547)	—
Amortization	(71,150)	(79,234)	(126,803)
Decrease (increase) in valuation allowance	(31,986)	8,012	94,951
Other	(188)	(2,169)	(2,941)
Balance, end of period	$335,280	$435,619	$506,680
Valuation allowance:
Balance, beginning of period	$—	$8,012	$102,963
Increase in valuation allowance	48,147	—	693
Recoveries	(16,161)	(8,012)	(95,644)
Write-off of valuation allowance	(20,208)	—	—
Balance, end of period	$11,778	$—	$8,012
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights decreased by $0.7 million, or 1%, in the year ended December 31, 2015 compared to the same period in 2014 primarily due to a decrease in residential mortgage loans sold during the period of $0.5 billion. Mortgage origination volumes and sales volumes are impacted by volatility in the current interest rate environment.
Sale of servicing rights decreased by $1.3 million during the year ended December 31, 2015 compared to the same period in 2014 due to the sales of $8.2 billion in UPB of GNMA, FHLMC, and FNMA MSR totaling $54.2 million of MSR during 2015, compared to the sale of $9.9 billion in UPB of FNMA MSR totaling $55.5 million of MSR in 2014.
Amortization expense decreased by $8.1 million, or 10%, during 2015 compared to the same period in 2014 due to the reduction in UPB of our servicing portfolio through paydowns and third party residential sales as noted above. In addition, amortization of our commercial MSR declined 42% to $1.6 million in 2015 from $3.8 million in 2014, which is in line with the decline in our commercial MSR balance.
During the year ended December 31, 2015 we recorded a net impairment of $32.0 million primarily due to declining interest rates resulting in higher expected prepayments in the near term. Therefore amortization expense on the servicing portfolio was accelerated and a valuation allowance was recorded. The BMR decreased 10 basis points from 4.00% at December 31, 2014 to 3.90% at December 31, 2015. In addition, as a result of the three MSR sales in 2015 we determined that $20.2 million of the basis of our MSR asset was permanently impaired and non-recoverable and thus wrote off the $20.2 million through our valuation allowance upon sale. As a result of the aforementioned activity, the remaining balance of our valuation allowance was $11.8 million at December 31, 2015.

Other Assets
The following table sets forth other assets by category as of December 31, 2015 and 2014:

Other Assets		Table 25
(dollars in thousands)	2015	2014
Foreclosure claims receivable, net of allowance of $11,187 and $17,336, respectively	$530,624	$451,125
Accrued interest receivable	153,156	126,581
Income taxes receivable, net	69,485	85,897
Servicing advances, net of allowance of $10,280 and $12,226, respectively	53,709	93,960
Goodwill	46,859	46,859
Equipment under operating leases, net	43,250	13,173
Margin receivable, net	40,811	35,816
Corporate advances, net of allowance of $556 and $5,960, respectively	28,300	50,470
Other real estate owned, net of allowance of $5,316 and $441, respectively	17,253	22,509
Prepaid assets	12,802	11,968
Fair value of derivatives, net	10,061	18,809
Intangible assets, net	1,772	3,705
Other	40,795	37,258
	$1,048,877	$998,130
Other assets increased $50.7 million, or 5%, to $1.0 billion at December 31, 2015 from $998.1 million at December 31, 2014. The increase was driven primarily by increases in foreclosure claims receivable, accrued interest receivable, equipment under operating leases and margin receivable which were partially offset by decreases in income taxes receivable, servicing advances, corporate advances, other real estate owned and fair value of derivatives.
Foreclosure claims receivable increased by $79.5 million, or 18%, from December 31, 2014 to December 31, 2015. In 2015, we acquired government insured mortgages in various stages of delinquency with an approximate UPB of $3.1 billion. The increase in foreclosure claims receivable was primarily due to the timing and amount of new claims being added to the balance sheet and claim funds being received as well as continued purchases of government insured residential mortgage loans.
Accrued interest receivable increased by $26.6 million, or 21%, from December 31, 2014 to December 31, 2015. The increase was primarily due to an increase in the period end balance of our government insured pool buyouts from $3.6 billion at December 31, 2014 to $4.2 billion at December 31, 2015.
Income taxes receivable decreased by $16.4 million, or 19%, from December 31, 2014 to December 31, 2015. The decrease was primarily due to a tax refund that was received from the federal government during the first quarter of 2015 in the amount of $37.2 million partially offset by the accrual of the current year's income tax liability during 2015.
Servicing advances decreased by $40.3 million, or 43%, from December 31, 2014 to December 31, 2015 primarily due to the reduction in advances related to the sale of MSR to Ditech and Nationstar during 2015.
Equipment under operating leases increased by $30.1 million, or 228%,from December 31, 2014 to December 31, 2015. The increase was primarily due to acquisition of additional equipment under operating leases of approximately $5.2 million in the third quarter and $29.9 million in the fourth quarter.
Net margin receivable increased by $5.0 million, or 14%, from December 31, 2014 to December 31, 2015. Our margin receivable is utilized to offset derivative liability positions in our balance sheet. The increase in margin receivable was primarily the result of a decrease in the fair values of derivative instruments. As the fair values of these derivative instruments decline, the overall liability position held by the Company increases resulting in greater margin requirements and fewer asset positions available for netting against these liabilities. See Note 22 in our consolidated financial statements for more information related to our netting and cash collateral adjustments.
Corporate advances decreased by $22.2 million, or 44%, from December 31, 2014 to December 31, 2015. The decrease was primarily due to the sale of MSR and related advances to Ditech and Nationstar during 2015.
    Other real estate owned decreased by $5.3 million, or 23%, from December 31, 2014 to December 31, 2015. The decrease was due to the sale of OREO of $13.4 million and a $3.5 million increase in the reserves which was offset by $11.6 million in additional OREO acquired.
The fair value of our derivatives decreased by $8.7 million, or 47%, from December 31, 2014 to December 31, 2015. The decrease was due to a decline in the value on our interest rate lock, foreign currency, commodity, metals and U.S. Treasury yield indexed options and indemnification asset partially offset by increases in value on our other derivative asset classes. The fair values of our interest rate lock commitments are highly correlated to the current interest rates in the market and whether rates are moving down or moving up. The fair value of the indemnification asset decreased due to the receipt of funds from our counterparty to make us whole for lost interest and advances on a portion of our government insured pool buyout portfolio. The value of our foreign currency derivatives is directly correlated to the relative strength of the US Dollar compared to the other currencies. The value of the foreign exchange derivatives increase in value as the US dollar strengthens with a direct offset in the FX denominated deposit that is marked to spot making it a highly effective economic hedge. Commodity, metals and U.S. Treasury yield indexed options are highly correlated to the performance of the various indices to which they relate. These options are mirrored by embedded options within our deposit product and are a highly effective hedge.

Deferred Tax Liability
Net deferred tax liability increased by $69.2 million, from $17.2 million at December 31, 2014, to $86.4 million at December 31, 2015. The increase was primarily driven by an increase in equipment lease originations, tax mark-to-market adjustments and the tax effect of other comprehensive income adjustments. See Note 18 in our consolidated financial statements for more information on taxes.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss decreased by $1.6 million to a loss of $64.0 million at December 31, 2015, from a loss of $65.6 million at December 31, 2014, primarily due to the reclassifications of unrealized losses during the period into income on interest rate swaps and debt securities and the associated tax effect which was partially offset by net unrealized losses as a result of changes in fair value related to our interest rate swaps and debt securities.
Accumulated other comprehensive income decreased by $13.0 million to a loss of $65.6 million at December 31, 2014, from a loss of $52.6 million at December 31, 2013, primarily due to the net unrealized losses as a result of changes in the fair value of our interest rate swaps and debt securities partially offset by the reclassifications of unrealized losses during the period into income.
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
Discounts on Acquired Credit-Impaired Receivables
For acquired credit-impaired, or ACI, loans accounted for under accounting standards codification (ASC) 310-30, we periodically reassess cash flow expectations at a pool or loan level. In the case of improving cash flow expectations for a particular loan or pool of loans, we reclassify an amount of non-accretable difference as accretable yield, thus increasing the prospective yield of the pool. In the case of deteriorating cash flow expectations, we record a provision for loan losses following the allowance for loan loss framework. For more information on ACI loans accounted for under ASC 310-30, see Note 6 in our consolidated financial statements.
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at December 31, 2015 and 2014:

Carrying Value of ACI Loans			Table 26
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
2015
UPB or contractual net investment	$3,503,138	$117,051	$3,620,189
Plus: contractual interest due or unearned income	2,601,232	43,694	2,644,926
Contractual cash flows due	6,104,370	160,745	6,265,115
Less: nonaccretable difference	2,395,113	5,725	2,400,838
Less: Allowance for loan losses	7,031	346	7,377
Expected cash flows	3,702,226	154,674	3,856,900
Less: accretable yield	252,841	43,690	296,531
Carrying value	$3,449,385	$110,984	$3,560,369
Carrying value as a percentage of UPB or contractual net investment	98%	95%	98%
2014
UPB or contractual net investment	$2,655,497	$198,061	$2,853,558
Plus: contractual interest due or unearned income	2,170,038	78,304	2,248,342
Contractual cash flows due	4,825,535	276,365	5,101,900
Less: nonaccretable difference	1,962,183	18,468	1,980,651
Less: Allowance for loan losses	5,974	2,042	8,016
Expected cash flows	2,857,378	255,855	3,113,233
Less: accretable yield	240,650	61,256	301,906
Carrying value	$2,616,728	$194,599	$2,811,327
Carrying value as a percentage of UPB or contractual net investment	99%	98%	99%
In our residential portfolio, additional impairment of $1.1 million was recorded as a valuation allowance for year ended December 31, 2015. Within this portfolio, we also reclassified $82.0 million from accretable yield due to a reduction in undiscounted expected cash flows of our government insured buyout portfolio. This reduction was primarily a result of changes in our expectation of loan modifications and liquidation timing which is stratified by servicer, coupon and state. The revisions to the expected cash flows were a result of continued monitoring and analytics available to us given the increases in portfolio balances and historical activity related to these assets. This change in assumptions drove a reduction in the expected cash flows but, as a result of the decreased duration, the weighted average yield on the portfolio increased.

In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $1.7 million was recorded for the year ended December 31, 2015 on one of our loan pools due to improving expected cash flows. Within this portfolio, we also reclassified $6.2 million from accretable yield due to decreases in undiscounted expected cash flows on certain of our commercial loan pools.
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
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to the contractual terms of their loans, the loan is classified as a troubled debt restructuring (TDR). Loans restructured with terms and at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.
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

Non-Performing Assets(1)					Table 27
	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans and leases:
Consumer Banking:
Residential mortgages	$32,218	$24,576	$59,526	$73,752	$81,594
Home equity lines	3,286	2,363	3,270	4,246	4,251
Other consumer and credit card	53	38	18	332	419
Commercial Banking:
Commercial and commercial real estate	71,913	41,140	18,569	76,289	104,829
Equipment financing receivables	17,407	8,866	4,527	2,010	2,385
Total non-accrual loans and leases	124,877	76,983	85,910	156,629	193,478
Accruing loans 90 days or more past due	—	—	—	—	6,673
Total non-performing loans (NPL)	124,877	76,983	85,910	156,629	200,151
Other real estate owned	17,253	22,509	29,034	40,492	42,664
Total NPA	142,130	99,492	114,944	197,121	242,815
TDR less than 90 days past due	16,425	13,634	76,913	90,094	92,628
Total NPA and TDR(1)	$158,555	$113,126	$191,857	$287,215	$335,443
Total NPA and TDR	$158,555	$113,126	$191,857	$287,215	$335,443
Government insured 90 days or more past due still accruing	3,199,978	2,646,415	1,039,541	1,729,877	1,570,787
Loans and leases accounted for under ASC 310-30:
90 days or more past due	5,148	8,448	10,083	79,984	149,743
OREO	—	—	—	16,528	19,456
Total regulatory NPA and TDR	$3,363,681	$2,767,989	$1,241,481	$2,113,604	$2,075,429
Adjusted credit quality ratios: (1)
NPL to total loans	0.53%	0.41%	0.61%	1.08%	2.18%
NPA to total assets	0.53%	0.46%	0.65%	1.08%	1.86%
NPA and TDR to total assets	0.60%	0.52%	1.09%	1.57%	2.57%
Credit quality ratios including government insured loans and loans and leases accounted for under ASC 310-30:
NPL to total loans	14.08%	14.63%	8.12%	13.55%	20.95%
NPA to total assets	12.58%	12.74%	6.60%	11.09%	15.20%
NPA and TDR to total assets	12.64%	12.80%	7.04%	11.59%	15.91%

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

Total NPA and TDR increased by $45.4 million, or 40%, to $158.6 million at December 31, 2015 from $113.1 million at December 31, 2014. This increase was comprised of a $47.9 million increase in nonaccrual loans and leases and a $2.8 million increase in TDRs less than 90 days past due, offset by a decrease in real estate owned of $5.3 million. The increase in nonaccrual loans was primarily attributable to an increase of $30.8 million, or 75%, in commercial and commercial real estate nonaccrual loans and an increase of $8.5 million, or 96%, in equipment financing receivables nonaccrual loan and leases. This increase in commercial and commercial real estate nonaccrual loans was primarily the result of the downgrade to substandard and impairment of a commercial relationship with a post-impairment balance at December 31, 2015 of $43.9 million due to concerns regarding the borrower's ability to continue to service the debt due to potential vacancies on our borrower's properties going forward. This increase in nonaccrual equipment financing receivables was primarily the result of the maturation and growth of our equipment financing receivables portfolio with greater than 90% of both our nonaccrual leases and total portfolio having been originated since 2012.
Total regulatory NPA and TDR increased by $0.6 billion, or 22%, to $3.4 billion at December 31, 2015 compared to $2.8 billion at December 31, 2014. The increase in total regulatory NPA and TDR was primarily driven by an increase of $0.6 billion, or 21%, in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.
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
In addition to the problem loans described above, as of December 31, 2015, we had special mention loans and leases totaling $38.8 million, or 0.2% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases decreased by $23.8 million, or 38.0%, to $38.8 million at December 31, 2015, from $62.5 million at December 31, 2014. This decrease occurred entirely in our commercial and commercial real estate portfolio and was primarily driven by improving credit quality and payoffs.
During December 31, 2015, $7.7 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $0.9 million was included in net interest income for December 31, 2015.
Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the years ended December 31, 2015, 2014, 2013, 2012, and 2011:

Allowance for Loan and Lease Losses Activity					Table 28
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
ALLL, beginning of period	$60,846	$63,690	$82,102	$77,765	$93,689
Charge-offs:
Consumer Banking:
Residential mortgages	9,143	8,366	15,575	19,226	36,664
Home equity lines	1,510	1,033	1,816	3,295	5,806
Other consumer and credit card	68	91	69	163	193
Commercial Banking:
Commercial and commercial real estate	2,424	6,913	12,917	8,597	19,446
Equipment financing receivables	11,528	5,797	3,651	3,671	5,371
Total charge-offs	24,673	22,200	34,028	34,952	67,480
Recoveries:
Consumer Banking:
Residential mortgages	708	1,096	1,696	650	46
Home equity lines	338	552	513	248	24
Other consumer and credit card	—	—	76	61	35
Commercial Banking:
Commercial and commercial real estate	440	9	4,786	6,056	2,028
Equipment financing receivables	2,291	888	604	275	116
Total recoveries	3,777	2,545	7,675	7,290	2,249
Net charge-offs	20,896	19,655	26,353	27,662	65,231
Provision for loan and lease losses	38,187	24,533	12,038	31,999	49,704
Transfers to loans held for sale	—	(7,722)	(4,097)	—	(397)
ALLL, end of period	$78,137	$60,846	$63,690	$82,102	$77,765
Net charge-offs to average loans and leases held for investment	0.11%	0.13%	0.21%	0.31%	1.02%
Net charge-offs for the year ended December 31, 2015 totaled $20.9 million, up $1.2 million, or 6%, over the year ended December 31, 2014. The increase in net charge-offs was primarily a result of an increase in net charge-offs associated with our equipment financing receivables offset by a decrease in net charge-offs of commercial and commercial real estate loans. Despite the noted increase in net charge-offs, we continue to experience a declining ratio of net charge-offs to average loans and leases held for investment as this ratio declined 0.02% during the year ended December 31, 2015 resulting in an overall ratio of 0.11% at December 31, 2015. This decline is consistent with the trend that has been noted in each of the years presented above as our nationwide model and centralized credit decisioning and underwriting process allows us to tightly control loan originations and acquisitions in order to allow for greater geographic or industry diversification compared to banks with a more regional focus. Through this diversification, we are better able to manager our exposure to volatile industries such as oil and gas or energy related companies where our total exposure at December 31, 2015 represented less than 1% of loans and leases with a direct exposure of less than 50 basis points.

The following table allocates the allowance for loan and lease losses by category

Allowance for Loan and Lease Losses										Table 29
	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$26,951	34.5%	$25,098	41.2%	$26,497	41.6%	$33,631	41.0%	$43,454	55.9%
Commercial and commercial real estate	34,875	44.6%	23,095	38.0%	29,987	47.1%	39,863	48.5%	28,209	36.3%
Equipment financing receivables	12,187	15.6%	8,649	14.2%	4,273	6.7%	3,181	3.9%	3,766	4.8%
Home equity lines	4,108	5.3%	3,814	6.3%	2,812	4.4%	5,265	6.4%	2,186	2.8%
Consumer and credit card	16	—%	190	0.3%	121	0.2%	162	0.2%	150	0.2%
	$78,137	100%	$60,846	100%	$63,690	100%	$82,102	100%	$77,765	100%
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
Individual loans and leases considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan or lease type, length of delinquency, insufficient collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information, such as Broker Price Opinions. Updated financial information on commercial and commercial real estate loans is also obtained from the borrower at least annually, or more frequently if the loan becomes delinquent. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans held for investment for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 were 0.11%, 0.13%, 0.21%, 0.31% and 1.02%, respectively.
The ALLL totaled $78.1 million at December 31, 2015, an increase of $17.3 million, or 28%, from December 31, 2014 primarily due to additional ALLL recorded on the commercial and commercial real estate and equipment finance receivable portfolios. This additional ALLL was the result of growth in the impaired and nonaccrual balances, slightly weakening credit quality as well as overall growth in these portfolios. The ALLL totaled $60.8 million at December 31, 2014, a decrease of $2.8 million from December 31, 2013 primarily due to the improved credit quality associated with the commercial and commercial real estate portfolios as well as the residential mortgage portfolio.The ALLL totaled $63.7 million at December 31, 2013, a decrease of $18.4 million from December 31, 2012 primarily due to improved credit quality associated with the commercial and commercial real estate portfolios as well as the home equity lines and residential mortgage portfolio. The ALLL totaled $82.1 million at December 31, 2012, an increase of $4.3 million from December 31, 2011 primarily due to growth in our commercial and commercial real estate portfolios.
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

The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 30
	December 31, 2015			December 31, 2014
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,920	$7,031	$26,951	$19,124	$5,974	$25,098
Commercial and commercial real estate	34,529	346	34,875	21,053	2,042	23,095
Equipment financing receivables	12,187	—	12,187	8,649	—	8,649
Home equity lines	4,108	—	4,108	3,814	—	3,814
Consumer and credit card	16	—	16	190	—	190
Total ALLL	$70,760	$7,377	$78,137	$52,830	$8,016	$60,846
ALLL as a percentage of loans and leases held for investment	0.38%	0.21%	0.35%	0.35%	0.28%	0.34%

Residential mortgages	$8,260,706	$3,456,416	$11,717,122	$7,297,368	$2,622,702	$9,920,070
Commercial and commercial real estate	7,496,346	111,330	7,607,676	5,450,049	196,641	5,646,690
Equipment financing receivables	2,400,909	—	2,400,909	2,031,570	—	2,031,570
Home equity lines	496,969	—	496,969	156,869	—	156,869
Consumer and credit card	4,816	—	4,816	5,054	—	5,054
Total loans and leases held for investment	$18,659,746	$3,567,746	$22,227,492	$14,940,910	$2,819,343	$17,760,253
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $3.7 billion, or 25%, to $18.7 billion at December 31, 2015 from $14.9 billion at December 31, 2014. The growth was primarily attributable to new originations and strategic acquisitions of residential mortgages and commercial and commercial real estate partially offset by transfers of loans and leases to held for sale.
Residential
The recorded investment in residential mortgages, excluding ACI loans, increased by $1.0 billion, or 13%, to $8.3 billion at December 31, 2015, from $7.3 billion at December 31, 2014. The ALLL for residential mortgages, excluding ACI loans, increased by $0.8 million, or 4%, to $19.9 million at December 31, 2015, from $19.1 million at December 31, 2014 as a result of increased past due and nonaccrual loans as well as the overall growth experienced in our residential mortgage portfolio. Charge-off activity for residential mortgages increased 9% to $9.1 million for the year ended December 31, 2015. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The ALLL for our residential ACI portfolio increased by $1.1 million, or 18%, to $7.0 million at December 31, 2015, from $6.0 million at December 31, 2014. This increase was the result of changes in our expectation of loan modifications and liquidation timing resulting in a reduction in the expected cash flows for our residential ACI pools.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary unless the present value of future expected cash flows discounted at the effective interest rate of the pool decreases such that the book value of the pool is considered impaired. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require us to repurchase a loan that does not meet these representations and warranties under certain circumstances. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.

The table below presents our residential mortgage portfolio, excluding government insured loans, by origination/vintage year and by product type. The table further segregates our portfolio between loans that were originated by EB and those that were acquired. The differentiation between acquired loans and originated loans is made due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses. For acquired or repurchased loans, the origination year is based on the loan's origination date.

Residential Mortgage Loans Held for Investment Analysis			Table 31
December 31, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2015	Total
Originated residential loans:
Jumbo 5/1	$108,235	$1,284,717	$1,392,952
Jumbo 7/1	32,587	2,685,456	2,718,043
Jumbo 10/1	33,099	1,867,070	1,900,169
Jumbo fixed	2,690	10,730	13,420
Other originated	217,677	420,269	637,946
Total originated residential loans	394,288	6,268,242	6,662,530
Acquired or repurchased residential loans:
Loan repurchases	40,150	43,563	83,713
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	564,876	145,811	710,687
ASC 310-30 (ACI loan acquisitions)	44,679	158	44,837
Total acquired or repurchased residential loans	649,705	189,532	839,237
Total residential mortgage loans	$1,043,993	$6,457,774	$7,501,767
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of December 31, 2015, the $6.3 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 65% and a weighted average original FICO score of 763. Of those originated residential loans, $4.4 million were greater than 30 days past due and $2.5 million were on non-accrual status at December 31, 2015.
The table below presents our government insured mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 32
December 31, 2015	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$558,126	$320,382	$3,103,301	$3,981,809
VA/other government insured	122,162	14,707	96,677	233,546
Total government insured	$680,288	$335,089	$3,199,978	$4,215,355
Government insured pool buyouts consist of loans that are insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. As a servicer of these loans, we have the opportunity to purchase above market rate, government insured loans at par. In most cases, acquired loans are greater than 89 days past due upon purchase and are therefore accounted for as ACI loan acquisitions. Loans that go through foreclosure have an expected duration of one to two years, depending on the state’s servicing timelines, which may vary widely based on state foreclosure laws. Allowance related to these government insured loans is low as payment of a majority of the principal, interest and servicer advances related to these loans is insured by the various government agencies.

The table below presents the five highest concentration percentages by state for the Company’s government insured mortgage pool buyout loans by product type and the corresponding states’ percentages of the U.S. population.

Government Insured Buyouts Concentration of Credit Risk			Table 33
December 31, 2015	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	9.7%		2.8%
New York	8.2%		6.3%
California	6.7%		12.1%
Florida	6.6%	6.7%	6.1%
Texas	5.9%	12.6%	8.1%
Georgia		8.0%	3.1%
North Carolina		6.2%	3.1%
Ohio		5.3%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $2.0 billion, or 38%, to $7.5 billion at December 31, 2015, from $5.5 billion at December 31, 2014. The increase was due to organic growth in our commercial and commercial real estate portfolio as well as acquisitions of commercial credit facilities during the year ended December 31, 2015.
The ALLL for commercial and commercial real estate, excluding ACI loans, increased by 64%, to $34.5 million at December 31, 2015, from $21.1 million at December 31, 2014. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, increased slightly to 0.5% as of December 31, 2015 compared with 0.4% at December 31, 2014. This increase was the result of growth in both the impaired and nonaccrual loan populations as well as slightly weakening credit quality.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At December 31, 2015, one segment that is included in commercial and commercial real estate loans used a shortened historical loss period of 11 quarters compared to two segments having used 8 and 7 quarters at December 31, 2014. Charge-off activity for commercial and commercial real estate decreased 65% to $2.4 million for the year ended December 31, 2015, from $6.9 million for the year ended December 31, 2014. Loan delinquency is one of the leading indicators of credit quality. As of December 31, 2015 and December 31, 2014, less than 0.1% and 0.1%, respectively, of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
The ALLL for our commercial and commercial real estate ACI portfolio decreased by $1.7 million, or 83%, to $0.3 million at December 31, 2015, from $2.0 million at December 31, 2014. This decrease was the result of the reversal of previous impairment on one of our commercial loan pools due to improving cash flow expectations.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.2 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

The table below presents our commercial and commercial real estate portfolio by origination/vintage year and by product type and further segregates our portfolio between those loans originated or acquired by us. The differentiation made between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses. For acquired loans, the origination year is based on the loans origination date.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 34
December 31, 2015	Origination Year
(dollars in thousands)	Prior - 2009	2010 - 2015	Total
Commercial real estate - originated
Owner occupied	$31,402	$138,048	$169,450
Non-owner occupied	48,642	1,526,793	1,575,435
Other commercial real estate	20,045	756,656	776,701
Originated commercial real estate	100,089	2,421,497	2,521,586
Commercial - originated
Mortgage warehouse finance (1)	—	2,372,731	2,372,731
Lender finance (2)	47,951	1,232,472	1,280,423
Other commercial originated	2,730	135,235	137,965
Originated commercial	50,681	3,740,438	3,791,119
Total originated commercial and commercial real estate	150,770	6,161,935	6,312,705
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	1,095,506	88,135	1,183,641
Acquired credit impaired (ASC 310-30)	111,208	122	111,330
Total acquired commercial and commercial real estate	1,206,714	88,257	1,294,971
Total commercial and commercial real estate	$1,357,484	$6,250,192	$7,607,676

(1)
Represents short-term revolving credit facilities, which are underwritten every 364 or 365 days. These loans are considered to be originated by the us, as these loans were acquired in 2012 and have been subsequently underwritten by us.

(2)
Lender finance loans are categorized based on the origination date of the borrower's original credit facility. Due to the unique nature of these loans and our extensive underwriting process, these loans are categorized as originated by us.

As of December 31, 2015, the $2.4 billion of commercial real estate loans originated by us on or after January 1, 2010 had a weighted average LTV of 58%. Of the $6.2 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and none were on non-accrual status at December 31, 2015.
As of December 31, 2015, $32.9 million, or less than 1%, of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while no loans were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of December 31, 2015, $1.5 million, or less than 1%, of commercial and commercial real estate loans originated by us on or after January 1, 2010 were rated as substandard. All remaining loans originated by us on or after January 1, 2010 were rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 35
	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
December 31, 2015
Healthcare	$676,987	$5,868	$696	$683,551
Office products	474,705	12,586	1,576	488,867
Specialty vehicle	236,851	700	—	237,551
Information technology	235,085	1,044	381	236,510
Capital equipment	213,122	—	—	213,122
Construction	207,656	—	598	208,254
Other	329,056	2,512	1,486	333,054
Total equipment financing receivables	$2,373,462	$22,710	$4,737	$2,400,909
December 31, 2014
Healthcare	$565,558	$8,003	$1,237	$574,798
Office products	431,540	11,624	1,659	444,823
Information technology	222,368	1,547	33	223,948
Specialty vehicle	153,042	—	143	153,185
Construction	175,980	—	—	175,980
Small fleet trucking	204,816	—	—	204,816
Other	252,368	1,461	191	254,020
Total equipment financing receivables	$2,005,672	$22,635	$3,263	$2,031,570
Our equipment financing business finances essential-use health care, office products, technology, transportation, capital equipment, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.4 billion in equipment financing receivables less than 30 days past due as of December 31, 2015, $9.4 million are on nonaccrual status, while $3.3 million of the equipment financing receivables 30-89 days past due are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our retail, consumer direct and correspondent channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. We also sell residential mortgage loans that do not meet the criteria for whole loan sales to GSEs (nonconforming mortgages or jumbo loans) to private non-GSE purchasers through whole loan sales and securitizations.
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
If it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations and warranties, or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, we generally have an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. Our obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan.
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
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and community reinvestment loans. Total non-conforming jumbo UPB and community reinvestment loans sold subject to EPD protection was $262.5 million at December 31, 2015.

As of December 31, 2015, we had 58 active repurchase requests for loans sold or securitized by the Company. We have summarized the activity for the years ended December 31, 2015, 2014, and 2013 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 36
(dollars in thousands)	2015	2014	2013
Agency	102	160	144
Agency Aggregators / Non-GSE (1)	33	296	256
Repurchase requests received	135	456	400
Agency	70	130	75
Agency Aggregators / Non-GSE (1)	81	232	148
Requests successfully defended	151	362	223
Agency	52	51	27
Agency Aggregators / Non-GSE (1)	237	32	76
Loans repurchased, indemnified or made whole	289	83	103
Agency	$680	$2,151	$2,315
Agency Aggregators / Non-GSE (1)	14,932	3,233	6,668
Net realized losses on loan repurchases	$15,612	$5,384	$8,983
Years of origination of loans repurchased	2003 - 2015	2003 - 2014	2000 - 2013

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.
We have summarized repurchase statistics for vintages 2004 through 2015 below:

Summary Statistics by Vintage				Table 37
Losses to date	2004-2005	2006-2009	2010-2015	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$39,888,245	$70,220,235
Request rate (1)	0.50%	2.10%	0.34%	0.88%
Requests received	256	1,854	569	2,679

Pending requests	12	25	19	56
Resolved requests	244	1,829	550	2,623
Repurchase rate	41%	48%	25%	42%

Loans repurchased	100	870	139	1,109
Average loan size	$222	$215	$239	$229
Loss severity	16%	38%	6%	30%

Losses realized	$3,641	$70,914	$2,002	$76,557
Losses realized (basis points)	3.2	37.3	0.5	10.9

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
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
Along with the contingent obligation associated with representations and warranties noted above, we also have a noncontingent obligation to stand ready to perform over the term of the representations and warranties. A liability is established when the obligation is both probable and reasonably estimable and is recognized as a reduction on net gain on loan sales and securitizations. When calculating the reserve associated with this noncontingent obligation, we estimate the probable losses inherent in the population of all loans sold based on trends in repurchase requests and actual loss severities experienced.

The following is a rollforward of our reserves for repurchase losses for the years ended December 31, 2015, 2014 and 2013:

Reserves for Repurchase Obligations for Loans Sold or Securitized			Table 38
(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$25,940	$20,225	$27,000
Provision for new sales/securitizations	2,379	2,199	3,759
Provision (release of provision) for changes in estimate of existing reserves	(8,417)	8,900	(1,551)
Net realized losses	(15,612)	(5,384)	(8,983)
Balance, end of period	$4,290	$25,940	$20,225
The liability for repurchase losses decreased by $21.7 million, or 83%, from $25.9 million as of December 31, 2014 to $4.3 million as of December 31, 2015. The decrease in liability is primarily due to the decreased number of repurchase requests received from investors over the comparable time period, an increase in net realized losses and a release of provision due to the settlement of pending repurchase requests with a UPB of $49.8 million, and a slight increase in the reserve for new sales and securitizations.
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at December 31, 2015. Of the $6.3 billion in acquired UPB, $955.6 million was still outstanding as of December 31, 2015. Since 2013, no new counterparties were identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the years ended December 31, 2015, 2014, and 2013:

Reserves for Repurchase Obligations for Loans Serviced			Table 39
(dollars in thousands)	2015	2014	2013
Balance, beginning of period	$2,947	$23,668	$26,026
Provision (release of provision) for changes in estimate of existing reserves	16	(7,723)	9,400
Net realized losses	(1,157)	(12,998)	(11,758)
Balance, end of period	$1,806	$2,947	$23,668
The liability for repurchase losses decreased by $1.1 million, or 39%, from $2.9 million as of December 31, 2014 to $1.8 million as of December 31, 2015. The decrease in the liability since December 31, 2014 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods. Net realized losses decreased by $11.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Along with the run-off of losses, the Company has seen a reduction in the number of repurchase requests being received as the Company received just 135 repurchase requests for loans serviced in the year ended December 31, 2015, while settling 440 repurchase requests through make-whole payments, loan repurchases and rescinded requests for the same period. As of December 31, 2015, we had 15 active repurchase requests for loans being serviced.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits by Category								Table 40
	December 31,
	2015			2014			2013
(dollars in thousands)	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate
Noninterest-bearing demand	$1,141,357	$1,283,657	0.00%	$984,703	$1,139,766	0.00%	$1,076,631	$1,413,108	0.00%
Interest-bearing demand	3,709,156	3,644,538	0.68%	3,540,027	3,007,036	0.62%	3,006,401	2,970,596	0.70%
Market-based money market accounts	342,600	361,494	0.61%	374,856	405,627	0.61%	413,137	420,919	0.69%
Savings and money market accounts, excluding market-based	6,338,685	5,428,790	0.67%	5,136,031	5,068,096	0.62%	5,110,992	5,019,352	0.70%
Market-based time	374,171	409,066	0.70%	466,514	554,151	0.77%	597,858	661,640	0.79%
Time, excluding market-based	6,336,073	5,392,919	1.14%	5,006,566	3,820,902	1.17%	3,056,321	3,298,679	1.14%
	$18,242,042			$15,508,697			$13,261,340
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000:

Deposit Maturity	Table 41
(dollars in thousands)	December 31, 2015
3 months or less	$467,025
3 through 6 months	245,221
6 through 12 months	381,621
12 through 24 months	309,238
24 through 36 months	248,440
Over 36 months	547,590
Total certificates of deposit with denominations greater than or equal to $100,000	$2,199,135
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
Total deposits increased by $2.7 billion, or 18%, to $18.2 billion at December 31, 2015 from $15.5 billion at December 31, 2014. During the year ended December 31, 2015, noninterest-bearing deposits increased by $0.2 billion, or 16%, to $1.1 billion primarily due to an increase in commercial noninterest-bearing demand deposits partially offset by a decrease in escrow deposits. Interest-bearing deposits increased by $2.6 billion, or 18%, to $17.1 billion at December 31, 2015 from $14.5 billion at December 31, 2014. This increase in interest-bearing deposits was primarily due to growth in time deposits and savings and money market accounts.
Total deposits increased by $2.2 billion, or 17%, to $15.5 billion at December 31, 2014 from $13.3 billion at December 31, 2013. During the year ended December 31, 2014, noninterest-bearing deposits decreased by $0.1 billion, or 9%, to $1.0 billion, primarily due to a decrease in escrow deposits. Interest-bearing deposits increased by $2.3 billion, or 19%, to $14.5 billion at December 31, 2014 from $12.2 billion at December 31, 2013. This increase in interest-bearing deposits is primarily due to growth in time deposits and interest-bearing demand deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased by $1.9 billion, or 47%, to $5.9 billion at December 31, 2015 from $4.0 billion at December 31, 2014. This increase in FHLB borrowings is primarily attributable to an increase in loans held for investment. Our FHLB borrowings increased by $1.7 billion, or 70%, to $4.0 billion at December 31, 2014 from $2.4 billion at December 31, 2013. This increase in FHLB borrowings was primarily attributable to an increase in loans held for investment. See "Liquidity Management" for information on remaining borrowing capacity.

The following table provides a summary of our FHLB advances at December 31, 2015, 2014 and 2013:

FHLB Borrowings Outstanding				Table 42
	Weighted-Average Remaining Maturity(3)	2015	2014	2013
(dollars in thousands)	(in years)
Fixed-rate advances with a weighted-average interest rate of 1.21%, 1.17% and 1.60%, respectively(1)	2.32	$5,852,000	$3,979,000	$2,353,000
Floating-rate advance with an interest rate of 0.28%, 0.22% and 0.00%, respectively(2)	18.82	25,000	25,000	—
		$5,877,000	$4,004,000	$2,353,000

(1)	Interest is payable either monthly or quarterly.

(2)	The floating-rate advance interest rate resets on a quarterly basis, matures October 2034 and can be repaid in whole or in part on any quarterly interest payment date without prepayment penalty.

(3)	Weighted-average remaining maturity is calculated as of December 31, 2015.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month-end during the years ended December 31, 2015, 2014 and 2013, respectively.

FHLB Borrowings			Table 43
(dollars in thousands)	2015	2014	2013
Long-term fixed-rate advances:
Average daily balance	$2,746,157	$1,809,714	$2,292,773
Weighted-average interest rate	1.79%	2.15%	1.99%
Maximum month-end amount	$3,752,000	$1,953,000	$2,642,700
Short-term fixed-rate advances:
Average daily balance	$2,136,155	$1,445,093	$11,918
Weighted-average interest rate	0.21%	0.20%	0.20%
Maximum month-end amount	$3,150,000	$2,450,000	$650,000
Floating-rate advances:
Average daily balance	$25,000	$5,205	$—
Weighted-average interest rate	0.26%	0.22%	—%
Maximum month-end amount	$25,000	$25,000	$—
Convertible advances(1):
Average daily balance	$—	$—	$7,452
Weighted-average interest rate	—%	—%	4.24%
Maximum month-end amount	$—	$—	$17,000
Overnight advances:
Average daily balance	$—	$137	$33,890
Weighted-average interest rate	—%	0.36%	0.39%
Maximum month-end amount	$—	$50,000	$200,500

(1)	Convertible advances are callable quarterly by FHLB; interest is payable on call dates.
Trust Preferred Securities
Our outstanding trust preferred securities totaled $103.8 million at December 31, 2015 and December 31, 2014.
Subordinated Notes Payable
The Company's subordinated notes payable were $172.4 million and $0 at December 31, 2015 and December 31, 2014, respectively. On June 30, 2015, the Company completed the public offering and sale of $175.0 million in aggregate principal amount of its 5.75% Subordinated Notes due 2025 (subordinated notes). The subordinated notes were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The subordinated notes will mature on July 2, 2025 and bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on January 2 and July 2 of each year, commencing on January 2, 2016.
The subordinated notes are unsecured and will rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes are obligations of EverBank Financial Corp only and are not guaranteed by any subsidiaries, including EB. Additionally, the subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries, which means that creditors of our subsidiaries (including in the case of EB, its depositors) generally will be paid from those subsidiaries' assets before holders of the subordinated notes have any claim to those assets.
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
We continued to maintain a strong liquidity position during 2015. Cash and cash equivalents were $582.5 million, available for sale investment securities were $555.0 million, and total deposits were $18.2 billion as of December 31, 2015.
As of December 31, 2015, we had an $8.4 billion line of credit with the FHLB, of which $6.1 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 24. As of December 31, 2015, we pledged collateral with the Federal Reserve Bank that provided $103.2 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the Federal Reserve Bank is limited only by eligible collateral.
At December 31, 2015, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $3.8 billion with $140.4 million in outstanding balances. Although our availability under the program was $3.8 billion at December 31, 2015, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of December 31, 2015, our availability under federal funds commitments was $65.0 million with no outstanding borrowings.
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
2015 Capital Actions
On January 21, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on February 19, 2016, to stockholders of record as of February 10, 2016. Also on January 21, 2016, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on April 5, 2016, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of March 21, 2016.
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
The Basel III Capital Rules became effective for the Company and EB on January 1, 2015 and introduced a new capital measure called CET1 which requires that most deductions and/or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and expands the scope of the deductions and adjustments from capital as compared to existing regulations. These deductions include, for example, the requirement that MSR and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at December 31, 2015 was an increase to the MSA threshold deduction of $7.6 million for the Company and a decrease of $5.7 million for EB, which resulted in a decline of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at December 31, 2015 of $1.3 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the greater reduction in average tangible assets when compared to the reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a negative impact on these two ratios at December 31, 2015.
At December 31, 2015, EB exceeded all regulatory capital requirements and was considered “well-capitalized” with a common equity Tier 1 ratio of 12.0%, a Tier 1 leverage ratio of 8.1%, a Tier 1 risk-based capital ratio of 12.0% and a total risk-based capital ratio of 12.4%. At December 31, 2015, the Company also exceeded all regulatory capital requirements and considered “well-capitalized” with a common equity Tier 1 ratio of 9.9%, a Tier 1 leverage ratio of 7.7%, a Tier 1 risk-based capital ratio of 11.4% and a total risk-based capital ratio of 12.9%. Management believes, at December 31, 2015, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
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
The table below shows regulatory capital and risk-weighted assets for EB at December 31, 2015 and December 31, 2014:

Regulatory Capital (bank level)		Table 44
		December 31, 2015	December 31, 2014
(dollars in thousands)		(under Basel III)	(under Basel I)
Shareholders’ equity		$2,050,456	$1,789,398
Less:	Goodwill and other intangibles	(47,143)	(49,589)
	Disallowed servicing asset	(17,719)	(32,054)
Add:	Accumulated losses on securities and cash flow hedges	62,887	64,002
Tier 1 capital		2,048,481	1,771,757
Add:	Allowance for loan and lease losses	78,789	60,846
Total regulatory capital		$2,127,270	$1,832,603
Adjusted total assets		$25,281,658	$21,592,849
Risk-weighted assets		17,133,084	13,658,685

The regulatory capital ratios for EverBank, along with the capital amounts and ratios for the minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 45
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2015 (under Basel III)
Common equity Tier 1 to risk-weighted assets	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 capital to adjusted tangible assets	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 capital to risk-weighted assets	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total capital to risk-weighted assets	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0
December 31, 2014 (under Basel I)
Tier 1 capital to adjusted tangible assets	$1,771,757	8.2%	$863,714	4.0%	$1,079,643	5.0%
Tier 1 capital to risk-weighted assets	1,771,757	13.0	N/A	N/A	819,521	6.0
Total capital to risk-weighted assets	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at December 31, 2015.

Regulatory Capital (EverBank Financial Corp consolidated)			Table 46
		December 31, 2015	December 31, 2014
(dollars in thousands)		(under Basel III)	(under Basel I)
Shareholders’ equity		$1,868,321	$1,747,594
Less:	Preferred stock	(150,000)	(150,000)
	Goodwill and other intangibles	(47,143)	(49,589)
	Disallowed servicing asset	(30,959)	(32,054)
Add:	Accumulated losses on securities and cash flow hedges	64,013	65,597
Common Tier 1 capital		1,704,232	1,581,548
Add:	Preferred stock	150,000	150,000
Add:	Additional Tier 1 capital (trust preferred securities)	103,750	103,750
Tier 1 capital		1,957,982	1,835,298
Add:	Subordinated notes payable	172,420	—
Add:	Allowance for loan and lease losses	78,789	60,846
Total regulatory capital		$2,209,191	$1,896,144

Adjusted total assets		$25,286,802	21,601,742
Risk-weighted assets		17,131,756	13,665,981
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EverBank Financial Corp consolidated)			Table 47
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2015 (under Basel III)
Common equity Tier 1 to risk-weighted assets	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 capital to adjusted tangible assets	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 capital to risk-weighted assets	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total capital to risk-weighted assets	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and a decrease in interest rates of 0.25%, as of December 31, 2015.

Interest Rate Sensitivity	Table 48
(dollars in thousands)	December 31, 2015
	Net Change in EVE	% Change of EVE
Up 200 basis points	$(51,545)	(2.2)%
Up 100 basis points	27,099	1.2%
Down 25 basis points	(64,173)	(2.7)%
The projected change in EVE to changes in interest rates at December 31, 2015 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” - the term for any fund covered by the Volcker Rule - apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $7.4 million at December 31, 2015, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.

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
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to clients seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single and multiple currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of our single-currency certificates of deposit, money market deposit instruments, or foreign exchange contracts. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge. For more information, including the notional amount and fair value, of these derivatives, see Note 22 in our consolidated financial statements.
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
Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a client to a third party. In the event the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements. See Note 24 to the consolidated financial statements included in this report regarding our contractual obligations.
We service mortgage loans for ourselves and others. See Note 8 to the consolidated financial statements included in this report regarding servicing activities.
We have a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding) to facilitate private securitization transactions.  These securitization transactions issue certificates that are offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. No securitizations were performed during 2015 and 2014.

Contractual Obligations and Credit Commitments
The following tables contain supplemental information regarding our total contractual obligations and credit commitments as of December 31, 2015:

Contractual Obligations and Credit Commitments					Table 49
	Payments Due by Period
(dollars in thousands)	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Contractual obligations
Deposits without a stated maturity(1)	$11,531,798	$—	$—	$—	$11,531,798
Time deposits	4,258,798	1,332,811	1,124,815	2,283	6,718,707
Other borrowings(2)	3,040,000	1,490,000	405,000	992,000	5,927,000
Trust preferred securities and subordinated notes payable(3)	—	—	—	278,750	278,750
Interest on interest-bearing debt(4)	129,996	186,766	119,728	232,642	669,132
Operating lease obligations	17,890	26,595	16,644	12,401	73,530
Interest rate swap agreements(5)	3,564	7,725	10,832	16,527	38,648
Forward contracts to sell residential mortgage loans(6)	1,669,404	—	—	—	1,669,404
Commitments to originate residential mortgage loans(7)	1,077,091	—	—	—	1,077,091
Strategic marketing and promotional arrangements	3,869	8,089	8,581	18,762	39,301
Total contractual obligations	$21,732,410	$3,051,986	$1,685,600	$1,553,365	$28,023,361
Credit commitments(8)
Unfunded commitments to extend credit(9)	$2,335,398	$573,636	$231,240	$190,400	$3,330,674
Standby letters of credit	15,639	—	—	—	15,639
Total credit commitments	$2,351,037	$573,636	$231,240	$190,400	$3,346,313
Total contractual obligations and credit commitments	$24,083,447	$3,625,622	$1,916,840	$1,743,765	$31,369,674
_____________________________________

(1)
Deposits without a stated maturity do not have fixed contractual obligations relating to future interest payments. Hence, these interest amounts have been included in the less than one year category in the contractual obligations table because we are unable to reasonably predict the ultimate amount or timing of future payments. Refer to Note 12 of the consolidated financial statements for additional information on deposits.

(2)	Refer to Note 13 and Note 24 of the consolidated financial statements for additional information on other borrowings.

(3)	Refer to Note Note 14 of the consolidated financial statements for additional information on trust preferred securities and subordinated notes payable.

(4)
The variable interest rate component on other borrowings and trust preferred securities has been forecasted based on a yield curve at December 31, 2015 for the purpose of estimating future payments relating to these obligations. The fixed rate interest component is calculated based on the fixed rate in the debt agreement.

(5)
Interest rate swap amounts are derived from the forecast of three-month LIBOR at December 31, 2015 on all open swap positions at that date. Open swap positions relate to asset and liability hedge swaps and trust preferred hedge swaps.

(6)	Refer Note 22 of the consolidated financial statements for additional information on forward contracts to sell residential mortgage loans.

(7)
Commitments to originate loans in the table above relate to interest rate lock commitments (IRLCs). IRLCs classified as held for sale are included in our derivatives disclosure in Note 22. Refer to Note 24 for additional information on IRLCs classified as held for investment.

(8)
Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

(9)	Includes $991.8 million of commercial and leasing pipeline.
Our liability for unrecognized tax benefits (UTBs) as of December 31, 2015 was $1.4 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in the table above. For further detail on the impact of income taxes refer to Note 18 in the consolidated financial statements.
We enter into other derivatives to hedge certain business activities. See Note 22 to the consolidated financial statements included in this report for additional information.
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
For loans carried at lower of cost or fair value, fair value estimates are derived from models using characteristics of loans. The key assumptions we use in the valuation models are prepayment speeds, loss estimates and the discount rate. Prepayment and credit loss assumptions based on the historical performance of the loans are adjusted for the current economic environment as appropriate. The discount rate used in these valuations is derived from the whole loan purchase market, adjusted for our estimate of the required yield for these loans. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such assets’ fair values.
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
Reserves are determined for impaired commercial and commercial real estate loans, certain equipment financing receivables, and residential mortgages classified as TDR at the loan level. Reserves are established for these loans based upon an estimate of probable losses for the loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans for which impaired reserves are provided are excluded from the population to be collectively evaluated to prevent duplicate reserves.
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
Derivative Financial Instruments
We use derivative financial instruments to hedge our exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. We use freestanding derivatives to manage the overall changes in price on loans held for sale or trading investments, including interest rate swaps, forward purchase and sales commitments and option contracts. We also have freestanding derivatives related to the fair value of a recourse commitment asset which was recorded as a result of a 2011 purchase of a pool of loans. We offer various index-linked time deposit products to our clients with returns that are based on a variety of reference indices including commodities, foreign currency, precious metals and U.S. Treasury yields, and typically offset our exposure from such products by entering into hedging contracts. All derivatives are recognized on the balance sheet at fair value.
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
Contingent Liabilities
We estimate contingent liabilities based on management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. As stated in ASC Topic 450, Contingencies, a liability is contingent if the extent of loss is not presently known but may become known in the future through the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if it is determined that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In deriving an estimate, management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and repurchase obligations, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events will not differ from Management's assessments. Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact our operations, financial condition or liquidity in future periods. Refer to Note 3 of our consolidated financial statements included in this report for a discussion of recently issued accounting pronouncements that have been adopted by us during the year ended December 31, 2015 or that will only require enhanced disclosures in our financial statements in future periods.
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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EverBank Financial Corp and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of EverBank Financial Corp and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Assessment as to the Effectiveness of Internal Control Over Financial Reporting within Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EverBank Financial Corp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Jacksonville, Florida
February 19, 2016

EverBank Financial Corp and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(Dollars in thousands, except per share data)

	2015	2014
Assets
Cash and due from banks	$55,300	$49,436
Interest-bearing deposits in banks	527,151	317,228
Total cash and cash equivalents	582,451	366,664
Investment securities:
Available for sale, at fair value	555,019	776,311
Held to maturity (fair value of $105,448 and $118,230 as of December 31, 2015 and 2014, respectively)	103,746	115,084
Other investments	265,431	196,609
Total investment securities	924,196	1,088,004
Loans held for sale (includes $1,307,741 and $728,378 carried at fair value as of December 31, 2015 and 2014, respectively)	1,509,268	973,507
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	22,227,492	17,760,253
Allowance for loan and lease losses	(78,137)	(60,846)
Total loans and leases held for investment, net	22,149,355	17,699,407
Mortgage servicing rights (MSR), net	335,280	435,619
Premises and equipment, net	51,599	56,457
Other assets	1,048,877	998,130
Total Assets	$26,601,026	$21,617,788
Liabilities
Deposits:
Noninterest-bearing	$1,141,357	$984,703
Interest-bearing	17,100,685	14,523,994
Total deposits	18,242,042	15,508,697
Other borrowings	5,877,000	4,004,000
Trust preferred securities and subordinated notes payable	276,170	103,750
Accounts payable and accrued liabilities	337,493	253,747
Total Liabilities	24,732,705	19,870,194
Commitments and Contingencies (Note 24)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized and 6,000 issued and outstanding at December 31, 2015 and 2014) (Note 15)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized at December 31, 2015 and 2014; 125,020,843 and 123,679,049 issued and outstanding at December 31, 2015 and 2014, respectively)	1,250	1,237
Additional paid-in capital	874,806	851,158
Retained earnings	906,278	810,796
Accumulated other comprehensive income (loss) (AOCI), net of benefit for income taxes of $39,893 and $40,211 at December 31, 2015 and 2014, respectively	(64,013)	(65,597)
Total Shareholders’ Equity	1,868,321	1,747,594
Total Liabilities and Shareholders’ Equity	$26,601,026	$21,617,788
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	2015	2014	2013
Interest Income
Interest and fees on loans and leases	$847,644	$694,588	$678,962
Interest and dividends on investment securities	30,796	38,612	55,072
Other interest income	803	567	1,663
Total Interest Income	879,243	733,767	735,697
Interest Expense
Deposits	127,399	101,912	101,752
Other borrowings	83,501	67,048	75,020
Total Interest Expense	210,900	168,960	176,772
Net Interest Income	668,343	564,807	558,925
Provision for Loan and Lease Losses	38,187	24,533	12,038
Net Interest Income after Provision for Loan and Lease Losses	630,156	540,274	546,887
Noninterest Income
Loan servicing fee income	117,763	158,463	188,759
Amortization of mortgage servicing rights	(71,150)	(79,234)	(126,803)
Recovery (impairment) of mortgage servicing rights	(31,986)	8,012	94,951
Net loan servicing income	14,627	87,241	156,907
Gain on sale of loans	125,927	163,644	242,412
Loan production revenue	22,574	20,952	35,986
Deposit fee income	14,015	14,783	19,084
Other lease income	14,716	16,997	24,681
Other	23,521	33,622	40,321
Total Noninterest Income	215,380	337,239	519,391
Noninterest Expense
Salaries, commissions and other employee benefits expense	367,580	370,470	441,736
Equipment expense	62,242	69,332	85,920
Occupancy expense	27,004	30,647	35,087
General and administrative expense	181,551	168,493	285,495
Total Noninterest Expense	638,377	638,942	848,238
Income before Provision for Income Taxes	207,159	238,571	218,040
Provision for Income Taxes	76,633	90,489	81,300
Net Income	$130,526	$148,082	$136,740
Less: Net Income Allocated to Preferred Stock	(10,125)	(10,125)	(10,125)
Net Income Allocated to Common Shareholders	$120,401	$137,957	$126,615
Basic Earnings Per Common Share	$0.97	$1.12	$1.04
Diluted Earnings Per Common Share	$0.95	$1.10	$1.02
Dividends Declared Per Common Share	$0.20	$0.14	$0.10
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Net Income	$130,526	$148,082	$136,740
Unrealized Gains (Losses) on Debt Securities
Reclassification of unrealized gains to noninterest income	(527)	(5,596)	(4,225)
Unrealized gains (losses) due to changes in fair value	(4,387)	(6,914)	(18,304)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	685	923
Tax effect	1,889	4,494	8,215
Change in unrealized gains (losses) on debt securities	(3,025)	(7,331)	(13,391)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(9,920)	(27,177)	24,043
Reclassification of net unrealized losses (1)	16,736	18,032	52,701
Tax effect	(2,207)	3,494	(29,184)
Change in interest rate swaps	4,609	(5,651)	47,560
Other Comprehensive Income (Loss)	1,584	(12,982)	34,169
Comprehensive Income (Loss)	$132,110	$135,100	$170,909

(1)
Reclassification of net unrealized losses includes $31,036 recorded to other noninterest income for the year ended December 31, 2013. Included in interest expense are reclassifications from AOCI of $16,736, $18,032 and $21,665 for the years ended December 31, 2015, 2014 and 2013, respectively.

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2013	$150,000	$1,210	$811,085	$575,665	$(86,784)	$1,451,176
Net income	—	—	—	136,740	—	136,740
Other comprehensive income (loss)	—	—	—	—	34,169	34,169
Issuance of common stock	—	16	13,025	—	—	13,041
Share-based grants (including income tax benefits)	—	—	8,241	—	—	8,241
Cash dividends on common stock	—	—	—	(12,229)	—	(12,229)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2013	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	148,082	—	148,082
Other comprehensive income (loss)	—	—	—	—	(12,982)	(12,982)
Issuance of common stock	—	11	7,455	—	—	7,466
Share-based grants (including income tax benefits)	—	—	11,352	—	—	11,352
Cash dividends on common stock	—	—	—	(17,212)	—	(17,212)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2014	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	130,526	—	130,526
Other comprehensive income (loss)	—	—	—	—	1,584	1,584
Issuance of common stock	—	13	13,659	—	—	13,672
Share-based grants (including income tax benefits)	—	—	9,989	—	—	9,989
Cash dividends on common stock	—	—	—	(24,919)	—	(24,919)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2015	$150,000	$1,250	$874,806	$906,278	$(64,013)	$1,868,321

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Operating Activities:
Net income	$130,526	$148,082	$136,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	57,268	38,536	39,625
Depreciation and amortization of tangible and intangible assets	27,302	31,781	39,533
Reclassification of net loss on settlement of interest rate swaps	16,736	18,032	52,701
Amortization and impairment of mortgage servicing rights, net of recoveries	103,136	71,222	31,852
Deferred income taxes (benefit)	68,845	76,605	98,533
Provision for loan and lease losses	38,187	24,533	12,038
Loss on other real estate owned (OREO)	3,489	3,548	6,372
Gain on extinguishment of debt, net	—	—	(49,150)
Share-based compensation expense	6,885	7,040	4,779
Payments for settlement of forward interest rate swaps	—	(32,445)	(53,226)
Other operating activities	(881)	(7,322)	6,419
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(524,501)	43,961	785,244
Other assets	183,299	177,568	235,651
Accounts payable and accrued liabilities	(8,518)	(14,891)	18,181
Net cash provided by (used in) operating activities	101,773	586,250	1,365,292
Investing Activities:
Investment securities available for sale:
Purchases	(63,659)	(132,885)	(212,399)
Proceeds from sales	48,527	149,062	159,043
Proceeds from prepayments and maturities	231,205	311,688	542,980
Investment securities held to maturity:
Purchases	(14,947)	(25,842)	(37,982)
Proceeds from prepayments and maturities	25,656	16,530	68,673
Purchases of other investments	(545,789)	(494,777)	(107,675)
Proceeds from sales of other investments	476,915	426,232	137,716
Net change in loans and leases held for investment	(5,739,471)	(5,533,188)	(1,065,181)
Purchases of premises and equipment, including equipment under operating leases	(49,610)	(28,315)	(19,173)
Proceeds related to sale or settlement of other real estate owned	13,355	24,556	67,326
Proceeds from insured foreclosure claims	922,525	298,507	227,271
Purchases of mortgage servicing assets	—	—	(74,889)
Proceeds from sale of mortgage servicing assets	53,253	37,738	289
Other investing activities	7,009	21,732	24,851
Net cash provided by (used in) investing activities	(4,635,031)	(4,928,962)	(289,150)
(Continued)

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Financing Activities:
Net increase (decrease) in nonmaturity deposits	$1,497,425	$424,716	$579,187
Net increase (decrease) in time deposits	1,224,602	1,825,468	(450,923)
Net change in repurchase agreements	—	—	(142,322)
Net change in short-term Federal Home Loan Bank (FHLB) advances	74,000	1,376,000	153,500
Proceeds from long-term FHLB advances	2,130,000	375,000	400,000
Repayments of long-term FHLB advances, including early extinguishment	(331,000)	(100,000)	(1,184,427)
Proceeds from issuance of subordinated notes payable, net of issuance costs	172,286	—	—
Payments for settlement of contingent consideration	—	(24,000)	(24,000)
Proceeds from issuance of common stock	13,672	7,466	13,041
Dividends paid	(35,044)	(27,336)	(19,823)
Other financing activities	3,104	4,284	3,489
Net cash provided by (used in) financing activities	4,749,045	3,861,598	(672,278)
Net change in cash and cash equivalents	215,787	(481,114)	403,864
Cash and cash equivalents at beginning of period	366,664	847,778	443,914
Cash and cash equivalents at end of period	$582,451	$366,664	$847,778

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$199,597	$167,921	$175,932
Income taxes	(11,628)	23,884	79,627
(Concluded)
See Note 1 for disclosures related to supplemental noncash information.
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation
a) Organization — EverBank Financial Corp (the Company) is a savings and loan holding company with two direct operating subsidiaries, EverBank (EB) and EverBank Funding, LLC (EBF). EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. Its direct banking services are offered nationwide. In addition, EB operates financial centers in Florida and commercial and consumer lending centers across the United States. EB (a) accepts deposits from the general public; (b) originates, purchases, services, sells and securitizes residential real estate mortgage loans, home equity loans, commercial real estate loans and commercial loans and leases; and (c) offers full-service securities brokerage and investment advisory services.
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
b) Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The results of operations for acquired companies are included from their respective dates of acquisition.
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
c) Supplemental Cash Flow Information — Noncash investing activities are presented in the following table for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims	$1,119,590	$654,818	$630,543
See Note 5 for disclosures relating to noncash activities relating to loan transfers.
d) Reclassification — Certain prior year amounts have been aggregated or disaggregated to conform to the current year presentation. These reclassifications have no effect on previously reported net income available to common shareholders, earnings per common share, or shareholders’ equity.
2. Summary of Significant Accounting Policies
a) Cash and Cash Equivalents-Cash and cash equivalents include cash, amounts due from banks, and interest-bearing deposits in other banks with an original maturity of three months or less.
b) Investment Securities-Investment securities are accounted for according to their purpose and holding period. Investments classified as trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Unrealized gains or losses on trading securities are recorded in earnings as a component of other noninterest income.
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
Interest and dividends are recognized in interest income on an accrual basis. Amortization and accretion of purchase premiums and discounts on all categories of investments are recognized in interest income using the effective interest method over the expected term of the securities. Gains and losses on the disposition of securities are recorded on the trade date using the specific identification method and are recognized in other noninterest income.
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
If the Company intends to sell the debt security, or it is more likely than not that it will be required to sell the security before recovery of its remaining amortized cost basis, total OTTI will be recognized in earnings. However, if neither of those conditions exist, the amount of OTTI related to the credit loss is measured as the excess of the amortized cost over the present value of expected cash flows and is recognized with other securities gains and losses in other noninterest income. The amount of impairment related to all other factors is recognized in AOCI.
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
c) Loans Held for Sale-Loans held for sale represent loans for which the Company has neither the intent nor ability to hold such loans on the balance sheet for the foreseeable future. Certain of these loans represent loans originated with the intent to sell shortly after origination. These loans may be carried at the lower of cost or fair value or, when the Company has elected the fair value option of accounting under generally accepted accounting principles (U.S. GAAP), fair value.
The Company has elected the fair value option for certain residential mortgage loans. Electing to use the fair value option of accounting represents an irrevocable accounting election that allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
The Company has not elected the fair value option for other residential mortgage, government insured pool buyouts and other commercial and commercial real estate loans as a majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or fair value. In determining the lower of cost or fair value adjustment on loans held for sale, the Company pools loans based on similar risk characteristics such as loan type and interest rate. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Both reductions in the fair value of loans during their holding period below cost and gains and losses on sale of these loans are recorded in gain on sale of loans.
Loans and leases are transferred from loans and leases held for investment to held for sale when the Company no longer has the intent to hold them for the foreseeable future. At the time of transfer, such loans are transferred at the lower of cost or fair value. If fair value is determined to be lower than amortized cost, the reduction in carrying value is provisioned for and charged off through the allowance for loan and lease losses to arrive at the appropriate carrying value within loans held for sale. Conversely, loans and leases are transferred from held for sale to held for investment when the Company determines that it has both the intent and ability to hold these loans and leases for the foreseeable future. Loans and leases transferred from loans held for sale to loans held for investment are transferred at the lower of cost or fair value on the date of reclassification with any fair value adjustment being recognized as an adjustment to the loan’s net recorded investment.
Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties with respect to non-government-sponsored entities (GSE) purchases, or breach of contractual representations and warranties with respect to GSEs.  These guarantees are accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees, when the obligation is both probable and reasonably estimable and is included in accounts payable and accrued liabilities on the consolidated balance sheets. The guarantee is calculated at the fair value of the guaranty on the date of the loan sale or securitization. The corresponding provision is recognized as a reduction to the net gains on sale, while reductions in the obligation result in a credit to general and administrative expenses as the guarantor is released from risk under the guarantee. Along with this contingent obligation, the Company also records a reserve for those losses that have been incurred but not yet recorded in accordance with ASC 450-20. The Company records a reserve when (1) information is available before the financial statements are issued or available to be issued indicate that it is probable that a liability had been incurred as of the date of the financial statements, and (2) the amount of loss can be reasonably estimable. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses. See Note 5 and Note 24 for further information related to these guarantees.
d) Loans Held for Investment-Loans that the Company has the intent and ability to hold for the foreseeable future are classified as loans held for investment. Loans held for investment are reported at the principal amount outstanding, net of the allowance for loan and lease losses, net of deferred loan fees and costs and any discounts received or premiums paid on purchased loans. Deferred fees, costs, discounts and premiums are amortized over the estimated life of the loan using the effective interest method. Interest income on loans is recognized as earned and is computed using the effective interest method. In certain cases, where the Company can identify a large number of similar loans for which prepayment is both probable and estimable, the Company estimates prepayments in applying the effective interest method. Key assumptions in estimating prepayments include historical prepayment trends and future interest rate expectations. The Company monitors these key assumptions and adjusts the prepayment expectations when appropriate.
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
Certain loan modifications or restructurings are accounted for under ASC 310-40, Troubled Debt Restructuring by Creditors, when applicable. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a more than insignificant concession to the borrower that the Company would not otherwise consider under current market conditions. Such modifications could involve forgiving or forbearing a portion of interest or principal on any loans or making loans at a rate that is less than that of market rates. In such cases the amount of the forgiveness is charged off.
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
e) Equipment Financing Receivables Held for Investment-Equipment financing receivables are recorded as the sum of the future minimum loan and lease payments, initial deferred costs and estimated or contractual residual values less unearned income. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis or more frequently as warranted by events or circumstances. When the Company determines that the fair value of an equipment financing receivable is lower than the expected residual value of the leased asset at contract expiration, the difference is recognized as an asset impairment in the period in which the analysis is completed. Interest income is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of loans and leases are deferred and included as a component of equipment financing receivables. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loan or lease using the effective interest method.
Acquired equipment financing receivables are recorded as the sum of expected loan and lease payments and residual values less unearned income, which includes purchased loan and lease discounts. Unearned income is recognized based on the expected cash flows using the effective interest method.
f) Asset Quality-Written underwriting standards established by the Executive Credit Committee and management govern the lending activities of the Company. Established loan and lease origination procedures require appropriate documentation including borrower financial data and credit reports. For loans secured by real property, the Company generally requires property appraisals, title insurance or a title opinion, hazard insurance and flood insurance, where appropriate. Loan payment performance is monitored and late charges are assessed on past due accounts. Legal proceedings are instituted, as necessary, to minimize loss. Commercial and residential loans of the Company are periodically reviewed through a loan review process. All other loans are also subject to loan review through a periodic sampling process.
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

Pass-These loans represent an acceptable risk for the Company. The loans may represent loans that are secured with cash or other guarantees or that may experience a decline in earnings.

Special mention-These loans represent an increased risk to the Company. The loans exhibit potential credit weaknesses or downward trends. While potentially weak, the loans are currently marginally acceptable, and no loss of principal or interest is expected.

Substandard-These loans have one or more weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful-These loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on existing facts, conditions and values.

Loss-These loans are considered uncollectible and of such little value that continued recognition as a loan is not warranted.
There are two credit quality indicators for residential mortgages, equipment financing receivables, home equity lines, and consumer and credit card loans:

Performing-No significant change in the collection of payments from the borrower.

Non-performing-Loans that are 90 days past due or on nonaccrual and are not accounted for under ASC 310-30.
Commercial loans with adverse classifications are reviewed by the Commercial Credit Committee of the Executive Credit Committee on a periodic basis.
The Company reports loans that are less than one month past due as current and loans that are less than three months past due as 30-89 days past due. For those loans that are three months or more past due, the Company reports these loans as 90 days or greater.
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
Loans are derecognized and recognized in other assets when real estate is acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure. Loans foreclosed upon that have an enforceable government guarantee are recorded as foreclosure claims receivable. Loans that do not have enforceable government guarantees are recorded as OREO. See Note 10 for additional information.
g) Allowance for Loan and Lease Losses-The allowance for loan and lease losses represents management’s estimate of probable and reasonably estimable credit losses inherent in loans and leases held for investment as of the balance sheet date. The estimate of the allowance is based on a variety of factors including an evaluation of the loan and lease portfolio, past loss experience, adverse situations that have occurred but are not yet known that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current economic conditions.
For purposes of determining the allowance for loan and lease losses, the Company removes loans that are considered impaired or that are accounted for under ASC 310-30 from the population to be collectively evaluated as such loan segments are to be considered under their applicable guidance. Loans and leases collectively evaluated are segmented according to each population’s risk characteristics such as loan type and guarantees as well as borrower type and geographic location. Loans are segmented into the following portfolio segments: (i) residential mortgages, (ii) commercial and commercial real estate, (iii) equipment financing receivables, (iv) home equity lines and (v) consumer and credit card. The Company also further disaggregates these portfolios into classes based on the associated risks within those segments. Residential mortgages are divided into two classes: residential and government insured pool buyout loans. Commercial and commercial real estate loans are similarly divided into four classes: other commercial finance, commercial real estate, lender finance and mortgage warehouse finance. Equipment financing receivables, home equity lines, and consumer and credit card are not further segmented.
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
The foundation for estimating the allowance for loan or lease losses is a review of the various portfolios and the historical performance of those portfolios. The historical performance of each portfolio is analyzed by examining the level of charge-offs over a specific period of time, which may vary depending on the characteristics of the underlying loans within each portfolio. The historical average charge-off level for each portfolio is updated and reviewed at least quarterly. In the Company’s commercial and commercial real estate and certain equipment financing receivable portfolios, the loss allowance is also significantly impacted by the migration of loans among the credit quality classifications, which occur as additional information regarding our borrowers is gathered through periodic credit quality reviews. Any estimates derived through these analyses are then subjected to further evaluation to ensure that the resulting allowance is appropriate in light of all known qualitative or environmental factors.
Once a residential mortgage is classified as a TDR, it is evaluated individually for impairment. These reserves are established based on an estimate of expected losses, which considers all available evidence as required under the applicable authoritative guidance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
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
Reserves are determined for impaired commercial and commercial real estate loans individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of expected losses for the individual loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans determined to be collateral dependent are measured at the fair value of collateral less disposal costs. Loans for which impaired reserves are provided are excluded from the population to be collectively evaluated to prevent duplicate reserves.
The resulting allowance estimates based on the above-described methodologies, regardless of the method of estimation, may be further adjusted to reflect relevant economic factors and specific market risk components. Examples of qualitative factors considered in evaluating the overall allowance estimate include:
•Changes in underwriting standards and/or other lending policies or procedures;
•Changes in the experience, ability and depth of lending management staff;
•Changes in the nature of the portfolio including its composition, concentrations and delinquency; and

•	Changes in the perceived collectability of loans or leases driven by macroeconomic trends, regulatory changes, industry performance or geographic influences.
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

•The Company has agreed, in writing, to accept a deficiency note.
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
Based on facts and circumstances available, management believes that the allowance for loan and lease losses is appropriate to cover any probable losses in the Company’s loan and lease portfolio. However, future adjustments to the allowance may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in determining the allowance for loan and lease losses.
h) Reserve for Unfunded Lending Commitments-In addition to the allowance for loan and lease losses, the Company also estimates probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees, excluding commitments measured at fair value. Unfunded lending commitments are subject to the same assessment as funded loans, except utilization assumptions are considered. The reserve for unfunded lending commitments is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses.
i) Mortgage Servicing Rights-MSR are acquired through bulk purchases of MSR or are created by selling purchased or originated mortgage loans and agency mortgage-backed securities (MBS) with servicing rights retained. Originated mortgage servicing rights are recognized based on the fair values of the mortgage loans or securities and the related servicing rights at the date of sale using values derived from an internal model. MSR are amortized in proportion to, and over the estimated life of the projected net servicing revenue and are periodically evaluated for impairment.

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
Loan servicing fee income represents income earned for servicing mortgage loans owned by investors. It includes mortgage servicing fees and other ancillary servicing income, net of guaranty fees and subservicing costs paid to third parties. Servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned, which is generally when cash is received.
j) Premises and Equipment-Computer hardware and software, furniture, equipment, buildings and leasehold improvements are carried at amortized cost. Depreciation is computed using the straight-line method over the estimated useful lives of hardware, software, furniture, equipment and buildings ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the period the Company expects to occupy the leased space. The Company reviews premises and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is considered not to be recoverable when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal. If it is determined that the carrying amount of the asset is not recoverable, an impairment loss is recognized equal to the amount by which the carrying amount for an asset exceeds its fair market value.
k) Goodwill and Intangible Assets-Goodwill, core deposit premiums and other intangible assets are included in other assets in the consolidated balance sheets.
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
l) Servicing and Corporate Advances-In the ordinary course of servicing residential and other mortgage loans, the Company routinely advances principal and interest payments to investors prior to their collection from mortgagors and payments of property taxes and insurance premiums in the event mortgagors have not funded their escrow accounts sufficiently (Servicing Advances). Additionally, the Company expends funds related to legal fees, property valuation fees, property inspection fees, maintenance and other preservation costs as required on properties that are in foreclosure (Corporate Advances). The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. Servicing and corporate advances are included in other assets in the consolidated balance sheets.
m) Foreclosure Claims Receivable-Foreclosure claims receivable represent receivables recognized by the Company for government-insured or guaranteed loans that have been foreclosed upon for which it has the intent and ability to recover its losses through the government guarantee. Such assets are measured based on the anticipated amount of the principal and interest expected to be recovered under the claim. These receivables are reviewed periodically for impairment. A valuation allowance is established based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. The receivable is presented net of the related valuation allowance and is included in other assets in the consolidated balance sheets. Gains and losses upon settlement of foreclosure claims receivable are recognized in general and administrative expense.

n) Other Real Estate Owned-OREO consists of property that has been acquired by foreclosure or by deed in lieu of foreclosure. The properties are carried at the lower of cost or fair value (less estimated costs to sell) and are included in other assets in the consolidated balance sheets. Costs relating to the development and improvement of property are capitalized, to the extent the balance does not exceed fair value (less cost to sell), whereas those relating to maintaining the property are charged to expense. Subsequent declines in value are based on valuations and are separately reserved until the property is sold. Gains and losses upon disposition of other real estate owned are recognized in general and administrative expense.
o) Equipment Under Operating Leases, Net-Equipment under operating leases is carried at amortized cost and is included in other assets in the consolidated balance sheets. Equipment under operating leases is depreciated on a straight-line basis to its estimated residual value over the lease term. Our determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until lease termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. The Company updates its valuation analysis on an annual basis or more frequently as warranted by events or circumstances.
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
p) Deposits-Deposits with clients include noninterest-bearing and interest-bearing demand deposits, savings and money market accounts, and time deposits. The Company offers deposits denominated in United States (U.S.) dollars as well as various foreign currencies. Foreign-currency denominated deposits are recorded at the spot rate, with any foreign currency gain or loss recognized as an adjustment to the carrying value. To manage the risk that may occur from fluctuations in world currency markets, the Company enters into short-term forward foreign exchange contracts.
The Company also offers certain time deposits that provide clients the option to receive payments at maturity based on increases in various metal, commodity, foreign currency and U.S. Treasury yield indices. This potential payment to the client qualifies as an embedded derivative. Changes in the fair value of these derivatives are recognized in other noninterest income. The Company purchases options as an economic hedge for these embedded options with changes in the fair value of these options also recognized in other noninterest income. See Note 22 for additional information.
q) Other Borrowings-The Company records FHLB advances, notes payable and securities sold under repurchase agreements at their principal amount net of deferred issuance costs and any related discounts or premiums. Interest expense is recognized based on the coupon rate of the obligations plus or minus the amortization of any related discounts, premiums or deferred issuance costs.
r) Trust Preferred Securities-The Company issues trust preferred securities through unconsolidated trusts as a form of additional funding. These securities are recorded at the principal amount, with interest expense recognized at the coupon rate.
s) Advertising-Advertising costs are expensed as incurred. See Note 17 for amounts recognized for each of the years presented in the consolidated statements of income.
t) Income Taxes-The Company and its subsidiaries file federal and certain state income tax returns on a consolidated basis. Additionally, the Company’s subsidiaries file separate state income tax returns with various state jurisdictions. The provision for income taxes includes the income tax balances of the Company and all of its subsidiaries.
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
The Company recognizes and measures income tax benefits based upon a two-step model: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized for a position in this model and the tax benefit claimed on a tax return is recorded as an unrecognized tax benefit. The Company recognizes income tax related interest and penalties in general and administrative expense.
u) Segment Information-ASC 280, Segment Reporting, requires the reporting of information about a company’s operating segments using a management approach. This requires that reportable segments be identified based upon those components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company reports the results of its operations through three reportable segments: Consumer Banking, Commercial Banking, and Corporate Services. See Note 29 for additional information on the Company’s segments.
v) Earnings Per Common Share (EPS)-Basic EPS is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, nonvested stock, and the dilution resulting from the conversion of convertible preferred stock, if applicable.
w) Derivative Instruments-The Company uses derivative financial instruments to manage exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. Derivative transactions are measured in terms of the notional amount, but this amount is not reflected in the consolidated balance sheets nor, when viewed in isolation, is it a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged and is used only as a basis on which interest and other payments are determined. Derivative instruments used for risk management purposes are classified as cash flow hedging instruments under ASC 815, Derivatives and

Hedging, as well as freestanding derivatives. As permitted under U.S. GAAP, the Company nets derivative assets and liabilities, and the related cash collateral received and paid, when a legally enforceable master netting agreement exists between the Company and the derivative counterparty.
The Company also offers various deposit products to its clients, with returns that are based upon a variety of reference indices, including commodities, foreign currency, precious metals and U.S. Treasury yields and typically offsets its exposure from such products by entering into financial contracts. The client accommodations and any offsetting financial contracts are treated as freestanding derivatives. Other freestanding derivatives are used to manage the overall changes in price on loans held for sale or trading investments and include interest rate swaps and futures, forward and optional forward purchase and sales commitments and option contracts.
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
Derivatives Designated as Hedges:
Cash Flow Hedges-As part of its asset and liability management activities, the Company enters into forward interest rate swaps as a cash flow hedge for forecasted transactions that create variable cash flows. The Company uses pay fixed, receive variable interest rate swaps to synthetically convert these instruments to fixed rate and manage this exposure.
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
Derivatives Not Designated as Hedges:
Interest Rate Lock Commitments (IRLCs)-In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans at interest rates that are determined prior to funding. IRLCs for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value at inception. Cash flows related to IRLCs are included in operating activities on the statement of cash flows.
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
Forward Sales Commitments and Optional Forward Purchase and Sales Commitments-The Company uses forward purchase and sales commitments and optional forward purchase and sales commitments to manage its exposure to interest rate risk related to loans held for sale. The fair values of these forward and optional forward purchase and sales commitments are recorded in other assets and accounts payable and accrued liabilities. Changes in the fair value of these derivatives are reported as gain on sale of loans in the consolidated statements of income. Cash flows related to forward and optional forward purchase and sales commitments are included in operating activities on the statement of cash flows to match the cash flows of the economically hedged item.
Foreign Exchange Contracts-Foreign exchange contracts are commitments to buy or sell a foreign currency at a certain price on a future date and may be settled in cash or through delivery. The Company enters into these contracts to manage its exposure to foreign currency risk related to changes in the fair value of foreign currency denominated deposits. Cash flows related to foreign exchange contracts are included in financing activities on the statement of cash flows to match the cash flows of the economically hedged item.
Options and Options Embedded in Client Deposits-The Company purchases options tied to increases in various foreign currency, commodity, metals or U.S. treasury yield indices for a specified term, generally three to eight years, to manage its exposure to changes in the fair value of options embedded in deposit offerings to clients. These options and the related options embedded in client deposits are recorded as freestanding derivatives in other assets, deposits or accounts payable and accrued liabilities. The derivatives are carried at fair value, with changes in fair value recognized in other noninterest income. Cash flows related to options and embedded options are included in operating activities on the statement of cash flows.
Interest Rate Swaps, Forward Interest Rate Swaps, and Interest Rate Swap Futures-From time to time the Company enters into interest rate swaps, forward interest rate swaps, and swap futures to manage its exposure to interest rate risk associated with its loans held for sale, including its adjustable rate mortgages. Interest rate swaps, forward interest rate swaps, and interest rate swap futures are recorded as freestanding derivatives in other assets or accounts payable and accrued liabilities and are carried at fair value, with changes in fair value recognized in other noninterest income. Cash flows related to interest rate swaps, forward interest rate swaps, and futures are included in operating activities on the statement of cash flows to match the cash flows of the hedged item.
Indemnification Asset-As part of its loan acquisition activities, the Company periodically enters into credit derivative contracts whereby the counterparty guarantees a portion of the credit and advance losses. The Company presents these assets at their fair value with any changes in value being recorded in noninterest expense. Cash flows related to the indemnification assets are included in operating activities on the statement of cash flows to match the cash flows of the economically hedged item.

x) Fair Value Measurements-Assets and liabilities measured at fair value have been categorized based upon the fair value hierarchy described below:

Level 1-Valuation is based upon quoted market prices for identical instruments traded in active markets.

Level 2-Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3-Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates or assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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
The estimated fair values of all of the Company’s derivative financial instruments are reported in Note 23. Counterparty risk for derivative contracts and its impact on the determination of fair value are discussed in Note 22.
y) Variable Interest Entities-The Company is required to evaluate whether to consolidate a variable interest entity (VIE) when it first becomes involved and on an ongoing basis. In almost all cases, a qualitative analysis of its involvement in the entity provides sufficient evidence to determine whether the Company is the primary beneficiary.
The Company consolidates VIEs in which it is the primary beneficiary and holds a controlling financial interest. This is evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from the VIE that could be potentially significant to the VIE. The Company takes into account all of its involvement in a VIE identifying implicit or explicit variable interests that, individually or in the aggregate, could be significant enough to warrant the designation as the primary beneficiary. Designation as the primary beneficiary requires the Company to consolidate the VIE and provide appropriate disclosures. Participants not determined to be the primary beneficiary do not consolidate and are required to make appropriate disclosures. See Note 25 for additional information.
z) Acquisition Activities-Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at fair value at their respective acquisition dates, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as additional information relative to closing date fair values becomes available.
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
3.  Recent Accounting Pronouncements
Recognition and Measurement - In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, which (1) requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized through net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by allowing a qualitative assessment similar to those performed on long-lived assets, goodwill or intangibles to be utilized at each reporting period; (3) eliminates the use of the entry price method requiring all preparers to utilize the exit price notion consistent with Topic 820, Fair Value Measurement in disclosing the fair value of financial instruments measured at amortized cost; (4) requires separate disclosure within OCI of changes in the fair value of liabilities due to instrument-specific credit risk when the fair value option has been elected; and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. Upon adoption, ASU 2016-01 provides for a cumulative-effect adjustment to retained earnings except for the impacts of amendments 2 and 3 above, which are prospective in nature. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods with early adoption allowable only for amendment 4 above. The Company is currently evaluating the pending adoption of ASU 2016-01 and its impact on the Company's consolidated financial statements.

Consolidation - In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities involved with VIEs that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Upon adoption, ASU 2015-02 provides for transition through either a full retrospective approach or a modified retrospective approach, which requires restatement as of the beginning of the fiscal year of adoption through a cumulative-effect adjustment to retained earnings. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.
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
Revenue from Contracts with Customers - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606), which supersedes the guidance in former ASC 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To satisfy this objective, ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also implements enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. The effective date of ASU 2014-09 has been deferred by one year from its original effective date through the August 2015 issuance of ASU 2015-14 and thus is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on the Company's consolidated financial statements and has not yet identified which transition method will be applied upon adoption.
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

4.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying value of investment securities were as follows as of December 31, 2015 and 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
2015
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
Asset-backed securities (ABS)	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	$560,501	$1,889	$7,371	$555,019	$555,019
Held to maturity:
Residential CMO securities - agency	$13,065	$269	$—	$13,334	$13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	$103,746	$2,242	$540	$105,448	$103,746
2014
Available for sale:
Residential CMO securities - nonagency	$774,804	$5,631	$6,200	$774,235	$774,235
ABS	1,800	—	405	1,395	1,395
Other	275	406	—	681	681
Total available for sale securities	$776,879	$6,037	$6,605	$776,311	$776,311
Held to maturity:
Residential CMO securities - agency	$27,801	$788	$—	$28,589	$27,801
Residential MBS - agency	87,283	2,680	322	89,641	87,283
Total held to maturity securities	$115,084	$3,468	$322	$118,230	$115,084
At December 31, 2015 and 2014, investment securities with a carrying value of $145,904 and $166,836, respectively, were pledged to secure other borrowings for other purposes as required or permitted by law.
The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, including collateralized mortgage obligation securities, are disclosed without a specific maturity in the table below as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

	Amortized Cost	Fair Value
2015
Available for sale:
After ten years	$1,632	$1,352
Not due at a single maturity date	558,793	553,438
	$560,425	$554,790
Held to maturity:
Not due at a single maturity date	$103,746	$105,448
For the years ended December 31, 2015, 2014 and 2013 there were $568, $5,596 and $4,225 gross gains realized on available for sale investments, respectively, with no gross losses having been realized. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
Debt securities:
Residential CMO securities - nonagency	$173,705	$1,003	$221,180	$6,088	$394,885	$7,091
Residential MBS - agency	28,514	313	9,171	227	37,685	540
ABS	—	—	1,352	280	1,352	280
Total debt securities	$202,219	$1,316	$231,703	$6,595	$433,922	$7,911
2014
Debt securities:
Residential CMO securities - nonagency	$317,042	$3,900	$31,010	$2,300	$348,052	$6,200
Residential MBS - agency	6,788	63	11,670	259	18,458	322
ABS	—	—	1,395	405	1,395	405
Total debt securities	$323,830	$3,963	$44,075	$2,964	$367,905	$6,927
The Company had unrealized losses at December 31, 2015 and 2014 on residential nonagency CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At December 31, 2015, the Company had 72 debt securities in an unrealized loss position. A total of 30 were in an unrealized loss position for less than 12 months. These 30 securities consisted of 20 residential nonagency CMO securities and 10 residential agency MBS. The remaining 42 debt securities were in an unrealized loss position for 12 months or longer. These 42 securities consisted of 37 residential nonagency CMO securities, three ABS and two residential agency MBS. Of the $7,911 in unrealized losses, $5,298 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2014, the Company had 58 debt securities in an unrealized loss position. A total of 39 were in an unrealized loss position for less than 12 months. These 39 securities consisted of 36 residential nonagency CMO securities and three residential agency MBS. The remaining 19 debt securities were in an unrealized loss position for 12 months or longer. These 19 securities consisted of three ABS, three residential MBS and 13 residential nonagency CMO securities. Of the $6,927 in unrealized losses, $5,061 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
During the year ended December 31, 2015, the Company recognized credit related OTTI losses of $110 on available for sale residential nonagency CMO securities. These credit related losses were caused by these investments exhibiting credit ratings that were deemed to be below investment grade, which led to decreased cash flows as of December 31, 2015. The Company recognized no OTTI related to held to maturity securities. The Company recognized no non-credit OTTI for available for sale or held to maturity securities for the year ended December 31, 2015.
For the years ended December 31, 2014 and 2013, the Company recognized non-credit OTTI in earnings of $685 and $923 on available for sale residential nonagency CMO securities. For the years ended December 31, 2014 and 2013, the Company recognized $0 and $2,375 non-credit OTTI on held to maturity securities. The OTTI losses recorded for the year ended December 31, 2014, represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classifies these investments as covered funds that cannot be held by an insured depository institution. As a result, management could not assert at December 31, 2013 that the Company had the ability to hold these investments to recovery. The Company recognized no credit related OTTI for available for sale or held to maturity securities for the years ended December 31, 2014 and 2013.
During the years ended December 31, 2015, 2014, and 2013 interest and dividend income on investment securities was comprised of the following:

	2015	2014	2013
Interest income on available for sale securities	$17,818	$30,549	$49,178
Interest income on held to maturity securities	3,580	3,293	2,707
Other interest and dividend income	9,398	4,770	3,187
	$30,796	$38,612	$55,072
All investment interest income recognized by the Company during the years ended December 31, 2015, 2014 and 2013 was fully taxable.

Other Investments—Other investments as of December 31, 2015 and 2014 are as follows:

	2015	2014
FHLB stock	$264,773	$195,180
Other	658	1,429
Total	$265,431	$196,609
The Company relies on borrowing lines with the Federal Home Loan Bank of Atlanta as an additional funding source. See Note 13 for further discussion related to collateral to secure FHLB advances. As a condition of membership in the FHLB, the Company is required to purchase and hold a certain amount of FHLB stock. The Company’s stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock is redeemable at par.
The FHLB stock held by the Company is carried at cost and is subject to recoverability testing similar to investment securities. The Company considers the FHLB’s operating performance, liquidity and funding position, credit ratings and ability to meet statutory and regulatory requirements in assessing the recoverability of the investment. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Company’s investment. As of December 31, 2015, the Company did not recognize an impairment charge related to the Company’s FHLB stock holdings. There can be no assurance, however, that future negative changes in the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.
5.  Loans Held for Sale
Loans held for sale as of December 31, 2015 and 2014, consist of the following:

	2015	2014
Mortgage warehouse (carried at fair value)	$624,726	$410,948
Other residential (carried at fair value)	683,015	317,430
Total loans held for sale carried at fair value	1,307,741	728,378
Government insured pool buyouts	293	12,583
Other residential	22,481	232,546
Commercial and commercial real estate	178,753	—
Total loans held for sale carried at lower of cost or fair value	201,527	245,129
Total loans held for sale	$1,509,268	$973,507
    The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet, the Company has elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. The Company has also elected the fair value option for originated fixed-rate jumbo preferred loans, due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other residential mortgage, government insured pool buyouts and other commercial and commercial real estate loans as a majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or fair value.
A majority of the loans held for sale that are carried at the lower of cost or fair value represent loans that were transferred from the held for investment portfolio. Government insured pool buyouts held at the lower of cost or fair value represent government insured loans that have re-performed and are now eligible to be re-securitized or sold to third parties. Once the loan re-performs and becomes eligible for securitization or sale, the loan is transferred to the held for sale portfolio and sold. Other residential loans held at the lower of cost or fair value represent residential mortgage loans for which the Company has changed its intent and has made a decision to sell the loans and as such transferred the loans to held for sale. A majority of this portfolio consists of jumbo preferred adjustable rate mortgage (ARM) loans. Commercial and commercial real estate loans represent multi-family loans for which the Company is actively marketing to sell. As the Company no longer has the intent to hold these loans for the foreseeable future, the loans were transferred to held for sale. Residential loans, commercial and commercial real estate loans and equipment financing receivables are transferred to the held for sale portfolio when the Company has entered into a commitment to sell a specific portion of its held for investment portfolio or when the Company has a formal marketing strategy to sell a certain loan product.
In conjunction with the sale of loans and leases, the Company may be exposed to limited liability related to recourse agreements and repurchase agreements made to its insurers and purchasers, which are included in commitments and contingencies in Note 24. Commitments and contingencies include amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a breach with respect to Government Sponsored Enterprises (GSE) purchasers or a material breach with respect to non-GSE purchasers, of contractual representations and warranties. Refer to Note 24 for the maximum exposure to loss for material breach of contractual representations and warranties.

The following is a summary of cash flows related to transfers accounted for as sales for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Proceeds received from agency securitizations	$3,878,472	$4,832,193	$9,031,693

Proceeds received from nonsecuritization sales - residential	$3,345,165	$1,937,032	$1,641,101
Proceeds received from nonsecuritization sales - commercial and commercial real estate	216,010	94,617	74,551
Proceeds received from nonsecuritization sales - equipment financing receivables	116,472	20,975	—
Proceeds received from nonsecuritization sales	$3,677,647	$2,052,624	$1,715,652

Repurchased loans from residential agency sales and securitizations	$6,013	$5,961	$4,738
Repurchased loans from nonagency sales	8,153	4,078	19,234
Repurchased loans from commercial sales and securitizations (1)	105,651	—	—

(1)	Represents loans that were voluntarily repurchased out of the Business Lending Trusts through a clean-up call, which were subsequently sold in third-party sales.
In connection with these transfers, the Company recorded servicing assets in the amount of $57,212 and $57,877 for the years ended December 31, 2015 and 2014. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 8 for information relating to servicing activities and MSR and Note 23 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded in the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the change in fair value related to offsetting hedging positions.
The Company periodically transfers conforming residential Ginnie Mae (GNMA) mortgages in exchange for mortgage-backed securities.  As of December 31, 2015 and 2014, the Company retained zero and $9,001, respectively, of these securities backed by the transferred loans and maintained effective control over these pools of transferred assets. Accordingly, the Company did not record these transfers as sales. These transferred assets were recorded in the consolidated balance sheets as loans held for sale. The remaining securities were sold to unrelated third parties and were recorded as sales.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the years ended December 31, 2015 and 2014.

Loans Transferred from Held for Investment (HFI) to Held for Sale (HFS)	2015	2014
Residential mortgages	$1,114,414	$1,504,891
Government insured pool buyouts	1,053,313	562,137
Commercial and commercial real estate	399,482	44,438
Equipment financing receivables	109,070	20,761
Total transfers from HFI to HFS	$2,676,279	$2,132,227

Loans Transferred from HFS to HFI
Residential mortgages	$212,312	$206,530
Government insured pool buyouts	—	24,904
Commercial and commercial real estate	111,602	—
Total transfers from HFS to HFI	$323,914	$231,434
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
6.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of December 31, 2015 and 2014 are comprised of the following:

	2015	2014
Residential mortgages	$11,717,122	$9,920,070
Commercial and commercial real estate	7,607,676	5,646,690
Equipment financing receivables	2,400,909	2,031,570
Home equity lines	496,969	156,869
Consumer and credit card	4,816	5,054
Total loans and leases held for investment, net of unearned income	22,227,492	17,760,253
Allowance for loan and lease losses	(78,137)	(60,846)
Total loans and leases held for investment, net	$22,149,355	$17,699,407

As of December 31, 2015 and 2014, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	2015	2014
Net purchased loan and lease discounts	$45,770	$47,108
Net deferred loan and lease origination costs	123,255	94,778
For the years ended December 31, 2015 and 2014, significant purchases that impacted the Company's held for investment portfolio included residential mortgages with an unpaid principal balance (UPB) of $3,128,540 and $3,140,980, commercial real estate with a UPB of $105,651 and zero and equipment financing receivables of zero and $235,337, respectively. The Company also purchased into commercial credit facilities with outstanding commitments of $988,175 and $222,500 and outstanding balances of $539,938 and $95,339 during the years ended December 31, 2015 and 2014, respectively. For additional information on the Company’s transfers and sales of financing receivables see Note 5.
Of the $539,938 in commercial credit facility balances purchased during the year ended December 31, 2015, $91,721 of net recorded investment was purchased on May 11, 2015, representing the purchase of a portfolio of asset based lending loans. The purchase was funded entirely by cash with the transaction being accounted for using the acquisition method of accounting. Based on the acquisition method of accounting, consideration paid totaling $91,829 was allocated to the purchased loans and related accrued interest and fees with no additional assets recognized or liabilities assumed in the transaction. No goodwill was recognized in the transaction. The portfolio will continue to be operated out of New York as the Company hired several professionals who previously worked with the purchased portfolio.
Equipment Financing Receivables—Equipment financing receivables are collateralized by a secured interest in the equipment and, in certain circumstances, additional collateral and/or guarantees. As of December 31, 2015 and 2014, the components of net equipment financing receivables are as follows:

	2015	2014
Loans receivable	$482,896	$517,497
Minimum lease payments receivable	1,888,565	1,515,144
Residuals	214,383	144,953
Unearned income	(226,775)	(180,636)
Equipment financing receivables, net of unearned income	2,359,069	1,996,958
Net deferred loan and lease origination costs	41,777	35,038
Purchased loan and lease premiums (discounts)	63	(426)
	2,400,909	2,031,570
Allowance for loan and lease losses	(12,187)	(8,649)
Equipment financing receivables, net	$2,388,722	$2,022,921
The following is a schedule of future minimum lease payments to be received on leases held for investment at December 31, 2015:

2016	$625,481
2017	495,467
2018	363,617
2019	232,521
2020	114,844
Thereafter	56,635
Minimum lease payments receivable	$1,888,565
Concentration of Credit Risk—The Company originates residential mortgages, commercial and commercial real estate loans, home equity loans, credit card loans, leases, and other consumer loans nationwide.
The balance of residential loans held for investment that are not government insured totaled $7,501,767 and $6,324,965 as of December 31, 2015 and 2014. These loans primarily represent jumbo loans that cannot be delivered to governmental agencies via sale or securitization as their original principal balance exceeds acceptable limits.
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

The 5 highest concentration percentages by state for each category of the Company’s loan and lease portfolio and the corresponding states’ percentages of the U.S. population at December 31, 2015 are as follows:

	Percentage of Loan Portfolio
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	% of U.S. Population (1)
California	29%	12%	11%	12%
Florida	8	9	10	6
New York	8	10	7	6
New Jersey	6		6	3
Texas	6	7	12	8
Illinois		7		4
(1) Source: U.S. Census Bureau, 2010 Census
The Company notes that an additional factor in evaluating concentration of credit risk arises from evaluating loans for which a higher risk of future default may exist due to a potential triggering event. Loans such as negative amortizing loans and interest only loans provide for an extended period of low payments followed by a period of higher payments as the principal balance begins to be due. Such loans experience a higher risk of default when the principal balance becomes due and borrowers may be unable to make the new loan payment. For December 31, 2015 and 2014, the Company did not originate negative amortizing loans. The net recorded investment in interest-only loans was $1,580,311 and $1,509,966 for residential real estate loans and home equity lines of credit and $1,653,128 and $796,277 for commercial, commercial real estate loans and commercial lines of credit at December 31, 2015 and 2014, respectively.
    The Company notes that the large commercial revolving lines of credit originated within our mortgage warehouse finance operations are excluded from the concentration analysis above. These lines of credit represent large commitments to financial services companies, typically mortgage banking companies, with a total commitment amount of $3,467,250 and an outstanding balance of $2,372,731 extended to 38 borrowers at December 31, 2015. The average commitment to one borrower within this population as of December 31, 2015 was $91,243 with an average outstanding balance of $62,440. The maximum commitment to a single borrower within this population represents a commitment of $150,000. Many of these financial services companies utilize their lines of credit to fund transactions throughout the U.S. and thus geographical concentration is less indicative of the concentration risk associated with these lines. Advances taken on these lines of credit are primarily collateralized by agency and government residential loans originated by our clients. For more information on unfunded commitments on outstanding lines of credit see Note 24.
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Contractual payments receivable for acquired loans and leases at acquisition	$5,034,486	$5,341,257
Expected cash flows for acquired loans and leases at acquisition	3,209,460	3,326,356
Basis in acquired loans and leases at acquisition	2,976,059	3,122,591
Information pertaining to the ACI portfolio as of December 31, 2015 and 2014 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
2015
Carrying value, net of allowance	$3,449,385	$110,984	$3,560,369
Outstanding unpaid principal balance	3,503,138	117,051	3,620,189
Allowance for loan and lease losses, beginning of year	5,974	2,042	8,016
Allowance for loan and lease losses, end of year	7,031	346	7,377

	Residential	Commercial and Commercial Real Estate	Total
2014
Carrying value, net of allowance	$2,616,728	$194,599	$2,811,327
Outstanding unpaid principal balance	2,655,497	198,061	2,853,558
Allowance for loan and lease losses, beginning of year	4,925	9,834	14,759
Allowance for loan and lease losses, end of year	5,974	2,042	8,016
The Company recorded a reduction of provision for loan loss of $639 and $130 for the ACI portfolio for the years ended December 31, 2015 and 2014, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the years ended December 31, 2015 and 2014:

2015	Residential	Commercial and Commercial Real Estate	Total
Balance, beginning of year	$240,650	$61,256	$301,906
Additions	233,401	—	233,401
Accretion	(139,197)	(11,343)	(150,540)
Reclassifications to (from) accretable yield	(82,013)	(6,223)	(88,236)
Balance, end of year	$252,841	$43,690	$296,531

2014	Residential	Commercial and Commercial Real Estate	Total
Balance, beginning of year	$101,183	$59,663	$160,846
Additions	203,765	—	203,765
Accretion	(77,232)	(18,721)	(95,953)
Reclassifications to accretable yield	15,456	20,658	36,114
Transfer from loans held for investment to loans held for sale	(2,522)	(344)	(2,866)
Balance, end of year	$240,650	$61,256	$301,906

7. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$25,098	$23,095	$8,649	$3,814	$190	$60,846
Provision for loan and lease losses	10,288	13,764	12,775	1,466	(106)	38,187
Charge-offs	(9,143)	(2,424)	(11,528)	(1,510)	(68)	(24,673)
Recoveries	708	440	2,291	338	—	3,777
Balance, end of year	$26,951	$34,875	$12,187	$4,108	$16	$78,137

	2014
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$26,497	$29,987	$4,273	$2,812	$121	$63,690
Transfers to loans held for sale	(5,049)	(2,482)	—	(191)	—	(7,722)
Provision for loan and lease losses	10,920	2,494	9,285	1,674	160	24,533
Charge-offs	(8,366)	(6,913)	(5,797)	(1,033)	(91)	(22,200)
Recoveries	1,096	9	888	552	—	2,545
Balance, end of year	$25,098	$23,095	$8,649	$3,814	$190	$60,846

	2013
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines	Consumer and Credit Card	Total
Balance, beginning of year	$33,631	$39,863	$3,181	$5,265	$162	$82,102
Transfers to loans held for sale	—	(4,097)	—	—	—	(4,097)
Provision for loan and lease losses	6,745	2,352	4,139	(1,150)	(48)	12,038
Charge-offs	(15,575)	(12,917)	(3,651)	(1,816)	(69)	(34,028)
Recoveries	1,696	4,786	604	513	76	7,675
Balance, end of year	$26,497	$29,987	$4,273	$2,812	$121	$63,690
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
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of December 31, 2015 and 2014:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2015
Residential mortgages	$2,206	$17,714	$7,031	$26,951
Commercial and commercial real estate	7,743	26,786	346	34,875
Equipment financing receivables	91	12,096	—	12,187
Home equity lines	—	4,108	—	4,108
Consumer and credit card	—	16	—	16
Total allowance for loan and lease losses	$10,040	$60,720	$7,377	$78,137

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2015
Residential mortgages	$18,185	$8,242,521	$3,456,416	$11,717,122
Commercial and commercial real estate	81,304	7,415,042	111,330	7,607,676
Equipment financing receivables	4,393	2,396,516	—	2,400,909
Home equity lines	—	496,969	—	496,969
Consumer and credit card	—	4,816	—	4,816
Total loans and leases held for investment	$103,882	$18,555,864	$3,567,746	$22,227,492

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2014
Residential mortgages	$2,896	$16,228	$5,974	$25,098
Commercial and commercial real estate	720	20,333	2,042	23,095
Equipment financing receivables	—	8,649	—	8,649
Home equity lines	—	3,814	—	3,814
Consumer and credit card	—	190	—	190
Total allowance for loan and lease losses	$3,616	$49,214	$8,016	$60,846

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2014
Residential mortgages	$16,642	$7,280,726	$2,622,702	$9,920,070
Commercial and commercial real estate	42,267	5,407,782	196,641	5,646,690
Equipment financing receivables	—	2,031,570	—	2,031,570
Home equity lines	—	156,869	—	156,869
Consumer and credit card	—	5,054	—	5,054
Total loans and leases held for investment	$58,909	$14,882,001	$2,819,343	$17,760,253

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status. For a detailed description of the risk grading, refer to Note 2.
The following tables present the recorded investment for loans and leases by credit quality indicator as of December 31, 2015 and 2014:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2015
Residential mortgages:
Residential (1)	$7,469,855	$—	$31,912	$7,501,767
Government insured pool buyouts (2) (3)	3,873,603	341,752	—	4,215,355
Equipment financing receivables	2,383,502	—	17,407	2,400,909
Home equity lines	493,683	—	3,286	496,969
Consumer and credit card	4,763	—	53	4,816
Total	$14,225,406	$341,752	$52,658	$14,619,816

	Pass	Special Mention	Substandard	Doubtful	Total
2015
Commercial and commercial real estate:
Mortgage warehouse finance	$2,372,731	$—	$—	$—	$2,372,731
Lender finance	1,280,423	—	—	—	1,280,423
Other commercial finance	208,763	—	1,747	—	210,510
Commercial real estate	3,609,808	23,070	111,134	—	3,744,012
Total commercial and commercial real estate	$7,471,725	$23,070	$112,881	$—	$7,607,676

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2014
Residential mortgages:
Residential (1)	$6,302,172	$—	$22,793	$6,324,965
Government insured pool buyouts (2) (3)	3,096,877	498,228	—	3,595,105
Equipment financing receivables	2,020,613	—	10,957	2,031,570
Home equity lines	154,506	—	2,363	156,869
Consumer and credit card	5,016	—	38	5,054
Total	$11,579,184	$498,228	$36,151	$12,113,563

	Pass	Special Mention	Substandard	Doubtful	Total
2014
Commercial and commercial real estate:
Mortgage warehouse finance	$1,356,651	$—	$—	$—	$1,356,651
Lender finance	749,393	13,060	—	—	762,453
Other commercial finance	63,460	—	351	—	63,811
Commercial real estate	3,325,936	34,010	103,829	—	3,463,775
Total commercial and commercial real estate	$5,495,440	$47,070	$104,180	$—	$5,646,690

(1)	For the periods ended December 31, 2015 and 2014, performing residential mortgages included $5,148 and $6,287, respectively of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended December 31, 2015 and 2014, performing government insured pool buyouts included $2,855,632 and $2,143,384, respectively of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of December 31, 2015 and 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
2015
Residential mortgages:
Residential	$9,963	$6,150	$31,912	$48,025	$7,408,905	$7,456,930
Government insured pool buyouts (1)	30,645	21,117	341,752	393,514	410,262	803,776
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	2,372,731	2,372,731
Lender finance	—	—	—	—	1,280,423	1,280,423
Other commercial finance	—	—	—	—	207,150	207,150
Commercial real estate	—	—	3,741	3,741	3,632,301	3,636,042
Equipment financing receivables	17,579	5,131	4,737	27,447	2,373,462	2,400,909
Home equity lines	1,748	1,476	3,286	6,510	490,459	496,969
Consumer and credit card	12	20	54	86	4,730	4,816
Total loans and leases held for investment	$59,947	$33,894	$385,482	$479,323	$18,180,423	$18,659,746

2014
Residential mortgages:
Residential	$9,941	$4,817	$22,793	$37,551	$6,230,161	$6,267,712
Government insured pool buyouts (1)	50,955	32,869	498,228	582,052	447,604	1,029,656
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	1,356,651	1,356,651
Lender finance	—	—	—	—	762,453	762,453
Other commercial finance	1	—	—	1	59,654	59,655
Commercial real estate	1,139	—	2,498	3,637	3,267,653	3,271,290
Equipment financing receivables	18,521	4,114	3,263	25,898	2,005,672	2,031,570
Home equity lines	1,040	845	2,363	4,248	152,621	156,869
Consumer and credit card	16	7	38	61	4,993	5,054
Total loans and leases held for investment	$81,613	$42,652	$529,183	$653,448	$14,287,462	$14,940,910

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At December 31, 2015 and 2014, the Company had loans collateralized by residential real estate with carrying values of $2,994,749 and $2,544,314, respectively that were 120 days or more past due. Of the residential loans that were 120 days or more past due, $2,960,397 and $2,519,022 represented loans that were government insured at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the Company had foreclosure claims receivable of $530,624 and $451,125, net of valuation allowances of $11,187 and $17,336 respectively.  At December 31, 2015 and 2014, the Company had residential other real estate owned of $8,069 and $8,013, net of valuation allowances of $275 and $441, respectively.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of December 31, 2015 and 2014:

	2015			2014
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$11,578	$10,510	$2,206	$10,618	$10,162	$2,896
Commercial and commercial real estate:
Commercial real estate	52,811	52,029	7,743	14,566	11,290	720
Equipment financing receivables	380	380	91	—	—	—
Total impaired loans with an allowance recorded	$64,769	$62,919	$10,040	$25,184	$21,452	$3,616

Without a related allowance recorded:
Residential mortgages:
Residential	$8,432	$7,675		$7,466	$6,480
Commercial and commercial real estate:
Commercial real estate	31,718	29,275		41,955	30,977
Equipment financing receivables	4,013	4,013		—	—
Total impaired loans without an allowance recorded	$44,163	$40,963		$49,421	$37,457

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:

Residential	$17,429	$507	$44,584	$1,237	$93,722	$2,805
Commercial and commercial real estate:
Commercial	—	—	—	—	3,972	2
Commercial real estate	59,626	356	41,576	1,102	68,448	911
Equipment financing receivables	1,165	4	—	—	—	—
Total impaired loans	$78,220	$867	$86,160	$2,339	$166,142	$3,718

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days or greater past due and still accruing as of December 31, 2015 and 2014:

	2015		2014
	Nonaccrual Status	90 Days or Greater Past Due and Accruing	Nonaccrual Status	90 Days or Greater Past Due and Accruing
Residential mortgages:
Residential (1)	$31,912	$—	$22,793	$—
Government insured pool buyouts (2) (5)	—	341,752	—	498,228
Commercial and commercial real estate:
Other commercial finance (3)	—	—	—	—
Commercial real estate (4)	71,913	—	39,049	—
Equipment financing receivables	17,407	—	10,957	—
Home equity lines	3,286	—	2,363	—
Consumer and credit card	53	—	38	—
Total nonaccrual loans and leases	$124,571	$341,752	$75,200	$498,228

(1)
For the periods ended December 31, 2015 and 2014, the Company has excluded from the preceding table $5,148 and $6,287, respectively, of performing residential ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended December 31, 2015 and 2014, the Company has excluded from the preceding table $2,855,632 and $2,143,384, respectively, of performing government insured pool buyout ACI loans 90 days or greater past due and still accruing.

(3)
For the periods ended December 31, 2015 and 2014, the Company has excluded from the preceding table $0 and $140, respectively, of performing commercial ACI loans 90 days or greater past due and still accruing.

(4)
For the periods ended December 31, 2015 and 2014, the Company has excluded from the preceding table $0 and $2,021, respectively, of performing commercial real estate ACI loans 90 days or greater past due and still accruing.

(5)
Government insured pool buyouts that are 90 days or greater past due but remain on accrual status represent loans for which the interest earned is insured and thus collectible from the insuring governmental agency.

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
The following is a summary of information relating to modifications considered to be TDRs for the years ended December 31, 2015, 2014 and 2013:

	2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	9	$2,586	$2,595
Commercial real estate	7	17,065	17,065
Equipment finance receivable	13	3,546	4,034
Total	29	$23,197	$23,694

	2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	6	$1,942	$1,950
Commercial real estate	2	4,743	4,743
Total	8	$6,685	$6,693

	2013
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	37	$12,711	$12,806
Commercial real estate	2	1,695	1,695
Total	39	$14,406	$14,501
At December 31, 2015 and 2014, the Company included as TDRs 73 and 77 loans in Chapter 7 bankruptcy with net recorded investments of $4,378 and $4,124, respectively, in accordance with guidance published by the OCC during the third quarter 2012. As no contractual change to principal or interest was made by the Company on these loans, Chapter 7 bankruptcy loans have been excluded from the modification summaries above.
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$510	2	$881	1	$104

The recorded investment of TDRs as of December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Loan Type:
Residential mortgages	$18,185	$16,642
Commercial and commercial real estate	12,177	9,613
Equipment financing receivables	4,013	—
Total recorded investment of TDRs	$34,375	$26,255
Accrual Status:
Current	$13,843	$11,786
30-89 days past-due accruing	2,582	1,848
Nonaccrual	17,950	12,621
Total recorded investment of TDRs	$34,375	$26,255
TDRs classified as impaired loans	$34,375	$26,255
Valuation allowance on TDRs	2,381	3,259
8.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Balance, beginning of year	$435,619	$506,680	$375,859
Originated servicing rights capitalized upon sale of loans	57,212	57,877	100,426
Acquired servicing rights	—	—	65,188
Sale of servicing rights	(54,227)	(55,547)	—
Amortization	(71,150)	(79,234)	(126,803)
Decrease (increase) in valuation allowance	(31,986)	8,012	94,951
Other	(188)	(2,169)	(2,941)
Balance, end of year	$335,280	$435,619	$506,680

Valuation allowance:
Balance, beginning of year	$—	$8,012	$102,963
Increase in valuation allowance	48,147	—	693
Recoveries	(16,161)	(8,012)	(95,644)
Write-off of impairment	(20,208)	—	—
Balance, end of year	$11,778	$—	$8,012
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the years ended December 31, 2015, 2014 and 2013 are presented below:

	2015	2014	2013
Contractually specified service fees, net	$103,914	$130,901	$149,237
Other ancillary fees	11,799	23,403	37,034
Other	2,050	4,159	2,488
Total	$117,763	$158,463	$188,759
Residential
The Company services mortgage loans for itself and others. At December 31, 2015 and 2014, the Company’s residential mortgage servicing portfolio totaled $39,841,000 and $49,263,000, respectively, including residential mortgage loans held for sale. At December 31, 2015 and 2014, the Company was subservicing approximately $1,264,000 and $1,484,000, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recognized subservicing revenue of $2,049, $4,184 and $2,488, respectively.
In connection with the servicing of the above loans, the Company maintains escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate bank accounts at EB or other financial institutions. Escrow funds held at the Company and included as noninterest-bearing deposits in the accompanying consolidated balance sheets are $562,515 and $766,105 at December 31, 2015 and 2014, respectively. Escrow funds deposited at other financial institutions and not included in the consolidated balance sheets are $74,539 and $93,432 at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the Company had insurance coverage for errors and omissions in the amount of $20,000 and fidelity bond insurance of $55,000, related to these servicing activities.
During the year ended December 31, 2015, the Company recorded a net residential MSR impairment charge of $31,986. As a result of the sale of MSR to Ditech Financial LLC (Ditech), formerly known as GreenTree Servicing LLC, effective May 1, 2015 and the sales of MSR to Nationstar Mortgage LLC (NSM) during the third and fourth quarters of 2015, the Company determined that $20,208 of the basis of the MSR asset was permanently impaired and non-recoverable and thus wrote off the $20,208 through the valuation allowance upon sale. Therefore, the remaining balance of the valuation allowance is $11,778 at December 31, 2015.
For loans securitized and sold for the years ended December 31, 2015 and 2014 with servicing retained, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	2015			2014
Average discount rates	10.08%	—	11.39%	8.76%	—	14.50%
Expected prepayment speeds	7.09%	—	14.12%	9.47%	—	13.76%
Weighted-average life in years	6.29	—	11.61	6.03	—	7.37
At December 31, 2015 and 2014, the Company estimated the fair value of its capitalized residential MSR to be approximately $337,835 and $436,727, respectively. The carrying value of its residential MSR was $334,572 and $432,716 at December 31, 2015 and 2014, respectively. The unpaid principal balance below excludes $8,686,000 and $8,073,000 at December 31, 2015 and 2014, respectively, for loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows, leading to a level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 23.
The characteristics used in estimating the fair value of the residential MSR portfolio at December 31, 2015 and 2014 are as follows:

	2015	2014
Unpaid principal balance	$31,155,000	$41,190,000
Gross weighted-average coupon	4.31%	4.37%
Weighted-average servicing fee	0.27%	0.29%
Expected prepayment speed (1)	11.34%	12.97%
(1) The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.
A sensitivity analysis of the Company’s fair value of residential mortgage servicing rights to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of December 31, 2015 and 2014 is presented below.

	2015	2014
Prepayment Rate
10% adverse rate change	$12,718	$18,294
20% adverse rate change	24,659	35,347
Discount Rate
10% adverse rate change	12,805	15,932
20% adverse rate change	24,717	30,770
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $708 and $2,903 at December 31, 2015 and 2014, respectively. The Company recognized $14,337, $13,033 and $15,771 of prepayment penalty income in other noninterest income during the years ended December 31, 2015, 2014 and 2013, respectively.
9. Premises and Equipment
Premises and equipment at December 31, 2015 and 2014 consist of the following:

	2015	2014
Computer hardware and software	$105,505	$95,368
Furniture	18,141	18,146
Leasehold improvements	17,595	18,238
Equipment	10,714	11,255
Building	—	334
	151,955	143,341
Less accumulated depreciation and amortization	(100,356)	(86,884)
	$51,599	$56,457
Depreciation and amortization expense for premises and equipment was $18,383, $19,272 and $20,528 for the years ended December 31, 2015, 2014 and 2013, respectively.

10. Other Assets
Other assets at December 31, 2015 and 2014 are comprised of the following:

	2015	2014
Foreclosure claims receivable, net of allowance of $11,187 and $17,336, respectively	$530,624	$451,125
Accrued interest receivable	153,156	126,581
Income taxes receivable, net	69,485	85,897
Servicing advances, net of allowance of $10,280 and $12,226, respectively	53,709	93,960
Goodwill	46,859	46,859
Equipment under operating lease, net	43,250	13,173
Margin receivable, net	40,811	35,816
Corporate advances, net of allowance of $556 and $5,960, respectively	28,300	50,470
Other real estate owned, net of allowance of $5,316 and $441, respectively	17,253	22,509
Prepaid assets	12,802	11,968
Fair value of derivatives, net	10,061	18,809
Intangible assets, net	1,772	3,705
Other	40,795	37,258
Total other assets	$1,048,877	$998,130
A summary of other real estate owned activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Balance, beginning of year	$22,509	$29,034	$55,277
Additions	11,588	21,579	47,790
Provision on OREO	(3,489)	(3,548)	(6,372)
Sales	(13,355)	(24,556)	(67,326)
Other	—	—	(335)
Balance, end of year	$17,253	$22,509	$29,034
Equipment under operating leases at December 31, 2015 and 2014 consist of the following:

	2015	2014
Equipment under operating leases (1)	$54,416	$32,050
Less accumulated depreciation	(11,980)	(19,476)
Total	$42,436	$12,574

(1)	Balances exclude rent and deferred rent receivables as well as deferred origination cost.
Depreciation expense for equipment under operating leases was $6,987, $10,401 and $16,897 for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Goodwill and Intangible Assets
The carrying amount of goodwill for the years ended December 31, 2015 and 2014 was $46,859. Substantially all acquired goodwill has been allocated to our Commercial Banking segment.
Intangible Assets
Components of the finite-lived intangible assets had the following carrying amounts and accumulated amortization at December 31, 2015 and 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2015
Technology platform	$6,237	$(6,180)	$57
Core deposit premium	3,200	(2,552)	648
Customer relationships	2,613	(1,546)	1,067
Total intangible assets	$12,050	$(10,278)	$1,772
2014
Technology platform	$6,237	$(4,965)	$1,272
Core deposit premium	3,200	(2,095)	1,105
Customer relationships	2,613	(1,285)	1,328
Total intangible assets	$12,050	$(8,345)	$3,705
Amortization expense related to intangible assets was $1,933, $2,108 and $2,108 for the years ended December 31, 2015, 2014 and 2013, respectively.
Future estimated amortization expense for intangible assets as of December 31, 2015 is as follows:

2016	$776
2017	452
2018	261
2019	261
2020	22
Total	$1,772
12. Deposits
Deposits as of December 31, 2015 and 2014 are comprised of the following:

	2015	2014
Noninterest-bearing demand	$1,141,357	$984,703
Interest-bearing demand	3,709,156	3,540,027
Market-based money market accounts	342,600	374,856
Savings and money market accounts, excluding market-based	6,338,685	5,136,031
Market-based time	374,171	466,514
Time, excluding market-based	6,336,073	5,006,566
Total deposits	$18,242,042	$15,508,697
Deposits are reported net of unamortized yield adjustments of $4,907 and $2,779 and unamortized options related to index-linked time deposits of $3,556 and $3,573 at December 31, 2015 and 2014, respectively.
Scheduled maturities of time deposits at December 31, 2015 are as follows:

2016	$4,258,798
2017	874,257
2018	458,554
2019	603,676
2020	521,139
2021	2,283
Total	$6,718,707
Scheduled maturities are reported at the contractual deposit amount, gross of unamortized yield adjustments and unamortized options related to index-linked time deposits.

Time deposits that are $100,000 and greater are $2,199,135 and $2,416,015 as of December 31, 2015 and 2014, respectively.
Index-linked Time Deposits
MarketSafe Certificates of Deposit (CDs)—EB’s deposit products include MarketSafe CDs with returns that are based upon a variety of reference indices, including commodities, foreign currency, precious metals, equities and U.S. Treasury yields. These index-linked time deposits totaled $149,797 and $147,928 at December 31, 2015 and 2014, respectively. The general characteristics of all MarketSafe CDs include the following:

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

•	Deposits are Federal Deposit Insurance Corporation (FDIC) insured.

•	Terms have ranged from three to eight years.
Commodity Based CDs—During 2014 and 2015, EB had outstanding one commodity-based CD, the Diversified Commodities CD. The Diversified Commodities CD reference index is composed of ten equally weighted commodities (WTI crude oil, gold, silver, platinum, soybeans, corn, sugar, copper, nickel and lean hogs) and tied to spot pricing. Diversified Commodities CDs have a 100% participation factor, with a maximum market upside payment subject to a 10% cap and a -20% floor for the individual commodities. The Diversified Commodities CD product was first issued March 29, 2011 and all such CDs mature by June 21, 2016.
Foreign Currency Based CDs—During 2014 and 2015, EB had outstanding five foreign currency based CDs: Currency Returns, Emerging Markets, Evolving Economies, BRICS, and Future Economies CDs. The Currency Returns CD reference index is the Deutsche Bank Currency Returns (DBCR) Index. The DBCR Index seeks to replicate three strategies (carry, momentum, and valuation) that are employed in the foreign currency market and combines them all into a single equally weighted index. Currency Returns CDs have a 100% participation factor. The Currency Returns CD product was first issued on September 28, 2010 and all such CDs matured by November 14, 2014. The Emerging Markets CD reference index is comprised of four equally weighted currencies: Columbian peso, Israeli shekel, South Korean won, and Turkish lira. Emerging Markets CDs have a 100% participation factor. The Emerging Markets CD product was first issued on September 24, 2012 and all such CDs mature by September 25, 2017. The Evolving Economies CD reference index is comprised of four equally weighted currencies: Columbian peso, Indian rupee, Mexican peso, and Turkish lira. Evolving Economies CDs have a 100% participation factor with a minimum market upside payment of 15%. The Evolving Economies CD product was first issued on September 23, 2013 and all such CDs mature by October 19, 2018. The BRICS CD reference index is comprised of five equally weighted currencies: Brazilian real, Russian ruble, Indian rupee, Chinese renminbi and South African rand. BRICS CDs have a 100% participation factor. The BRICS CD product was first issued on October 27, 2014 and all such CDs mature by December 14, 2017. The Future Economies CD reference index is comprised of six equally weighted currencies: Brazilian real, Chinese renminbi, Indian rupee, Indonesian rupiah, Mexican peso, and Turkish lira. Future Economies CDs have a 100% participation factor with a minimum market upside payment of 10%. The Future Economies CD product was first issued on May 18, 2015 and all such CDs mature by June 23, 2020.
Metals Based CDs—During 2014 and 2015, EB had outstanding six metals-based CDs: Gold Bullion, Silver Bullion, Diversified Metals, Timeless Metals, Power Metals, and Metals Hedge CDs. The Gold Bullion and Silver Bullion CDs are tied to spot pricing and have a 100% participation factor. The Gold Bullion CD product was first issued on October 25, 2005 and all such CDs matured by June 17, 2015. The Silver Bullion CD product was first issued on August 28, 2007 and all such CDs mature by June 16, 2016. The Diversified Metals CD reference index is composed of three equally weighted precious metal commodities (gold, silver, and platinum) and tied to spot pricing. Diversified Metals CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Diversified Metals CD product was first issued on May 25, 2010 and all such CDs matured by August 17, 2015. The Timeless Metals CD reference index is comprised of five equally weighted metal commodities (gold, silver, platinum, copper and nickel) and tied to spot pricing. Timeless Metals CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Timeless Metals CD product was first issued on June 21, 2011 and all such CDs mature by August 30, 2016. The Power Metals CD reference index is comprised of three equally weighted metal commodities (gold, silver, and copper) and tied to spot pricing. Power Metals CDs have a 100% participation factor subject to a 45% cap for each metal at each interim annual pricing. The Power Metals CD product was first issued on July 20, 2015 and all such CDs mature by August 24, 2020. The Metals Hedge CD reference index components and weights are as follows: gold (long) 25%, silver (long) 25%, and SPDR ETF (short) 50%. SPDR ETF is an abbreviation for Standard & Poor's depositary receipt exchange traded funds. Metals Hedge CDs have a 100% participation factor subject to a 45% cap for each index component at each interim annual pricing. The Metals Hedge CD product was first issued on November 23, 2015 and all such CDs will mature by November 23, 2020.
U.S. Treasury Yield Based CDs—During 2014 and 2015, EB had outstanding one U.S. Treasury yield based CD, the Treasury CD. The Treasury CD reference index is the 10-year U.S. Treasury yield. Treasury CDs have a participation factor of 100% and have a leverage factor of 3.3. The Treasury CD product was first issued on June 23, 2014 and all such CDs mature by June 21, 2019.

Deposits Denominated in Foreign Currency
A summary of foreign currency denominated deposits at December 31, 2015 and 2014 is as follows:

	2015	2014
Noninterest-bearing demand	$664	$5,986
Money market accounts	290,753	321,823
Time	224,374	318,586
Total	$515,791	$646,395
A summary of foreign currency denominated deposits by currency at December 31, 2015 and 2014 is as follows:

	2015	2014
Australian Dollar	$81,703	$111,390
Swiss Franc	66,316	67,750
Chinese Renminbi	63,528	88,408
Canadian Dollar	57,509	68,644
Euro	49,639	47,654
Norwegian Krone	41,866	60,784
Singapore Dollar	34,574	46,397
New Zealand Dollar	32,766	41,319
Brazilian Real	23,473	38,367
Pound Sterling	14,550	18,418
Other	49,867	57,264
Total	$515,791	$646,395

13.   Other Borrowings
Other borrowings at December 31, 2015 and 2014 are comprised of the following:

	2015	2014
FHLB advances	$5,877,000	$4,004,000
Advances from the FHLB at December 31, 2015 and 2014 are as follows:

	2015	2014
Fixed-rate advances with a weighted-average interest rate of 1.21% and 1.17%, respectively	$5,852,000	$3,979,000
Floating-rate advance with an interest rate of 0.28% and 0.22%, respectively (1)	25,000	25,000
Total	$5,877,000	$4,004,000

(1)	The floating-rate advance interest rate resets on a quarterly basis, matures October 2034 and can be repaid in whole or in part on any quarterly interest payment date without prepayment penalty.
Contractual maturity dates for FHLB advances at December 31, 2015 are as follows:

2016	$3,040,000
2017	680,000
2018	810,000
2019	180,000
2020	225,000
Thereafter	942,000
Total	$5,877,000
At December 31, 2015 and 2014, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 35% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. The agreement requires a blanket floating lien on any of four loan categories: 1-4 family first mortgage loans, multifamily (5+ units) mortgage loans, home equity lines of credit and second mortgage loans, and commercial real estate loans. As of December 31, 2015 and 2014, all four loan categories were pledged to secure FHLB advances in a blanket floating lien. In addition, the Company also pledges certain investment securities from time to time to secure FHLB advances.
At December 31, 2015, the carrying amounts of loans and investment securities pledged to secure FHLB advances were $17,456,943 and $36,697, respectively. At December 31, 2014, the carrying amount of loans and investment securities pledged to secure FHLB advances were $14,506,650 and $124,465, respectively. The lendable value of assets pledged was $8,446,823 and $6,878,401 as of December 31, 2015 and 2014, respectively. Based on the lendable value of assets pledged, the Company was eligible to borrow an additional $2,337,060 and $2,767,944 at December 31, 2015 and 2014, respectively.
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
Interest expense on FHLB advances for the years ended December 31, 2015, 2014 and 2013 was $71,896, $60,450 and $68,214, respectively.

14. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of December 31, 2015 and 2014, consisted of the following:

	2015	2014
Trust preferred securities	$103,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $2,580 and $0, respectively	172,420	—
Total trust preferred securities and subordinated notes payable	$276,170	$103,750
Interest expense on trust preferred securities and subordinated notes payable for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Trust preferred securities	$6,412	$6,598	$6,584
Subordinated notes payable	5,193	—	—
Trust Preferred Securities - As of December 31, 2015, the Company sponsored and wholly-owned 100% of the common equity of eight unconsolidated trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and invested the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $103,750 in the aggregate at December 31, 2015 and 2014, are the sole assets of each trust.
The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. The Company has the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest through the redemption date.
The terms of the outstanding Trust Preferred Securities at December 31, 2015 and 2014 are summarized as follows:

Maturity		Dividend Rate	2015	2014
July 2031		10.25% fixed	$15,000	$15,000
July 2031	(1)	Three-month LIBOR, plus 3.58% (3.91% and 3.81%, respectively)	15,000	15,000
January 2035		Three-month LIBOR, plus 1.99% (2.31% and 2.22%, respectively)	10,000	10,000
August 2035		Fixed at 6.40% to August 2015 (thereafter, three-month LIBOR, plus 1.80%; 2.18% at December 31, 2015)	10,000	10,000
November 2035		Fixed at 6.08% to November 2015 (thereafter, three-month LIBOR, plus 1.49%; 1.87% at December 31, 2015)	10,000	10,000
December 2036		Fixed at 6.74% to December 2016 (thereafter, three-month LIBOR, plus 1.74%)	15,750	15,750
June 2037		Three-month LIBOR, plus 1.70% (2.04% and 1.94%, respectively)	15,000	15,000
September 2037		Three-month LIBOR, plus 1.70% (2.04% and 1.94%, respectively)	13,000	13,000
Total			$103,750	$103,750

(1)	London Interbank Offered Rate
For the first trust preferred security listed above (July 2031 maturity, 10.25% fixed, $15,000 principal amount outstanding), interest is payable semi-annually and may be deferred at any time at the election of the Company for up to 10 consecutive semiannual periods. For all other trust preferred securities listed above, interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods.  During a deferral period, the Company is subject to certain restrictions, including being prohibited from declaring and paying dividends on its common stock or preferred stock.  As of December 31, 2015, the Company had not elected to defer interest payments on any of its Trust Preferred Securities.
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
The subordinated notes are unsecured and will rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes are obligations of EverBank Financial Corp only and are not guaranteed by any subsidiaries, including EB. Additionally, the subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries, which means that creditors of our subsidiaries (including in the case of EB, its depositors) generally will be paid from those subsidiaries' assets before holders of the subordinated notes have any claim to those assets.
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

15.  Shareholders’ Equity
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
Dividends, if declared, will accrue and be payable quarterly on the liquidation preference amount, on a non-cumulative basis, and are payable in arrears at a rate of 6.75% per annum. As of December 31, 2015, no dividends were in arrears.
16. Accumulated Other Comprehensive Income (Loss)
AOCI for years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
Unrealized holding gains (losses) on debt securities:
Balance, beginning of year	$(353)	$6,978	$20,369
Reclassification of unrealized gains to earnings	(527)	(5,596)	(4,225)
Unrealized gains (losses) due to changes in fair value	(4,387)	(6,914)	(18,304)
OTTI loss (noncredit portion), net of accretion	—	685	923
Tax effect	1,889	4,494	8,215
Balance, end of year	(3,378)	(353)	6,978
Fair market value of interest rate swaps:
Balance, beginning of year	(14,012)	(17,295)	(65,191)
Net unrealized gains (losses) due to changes in fair value	(9,920)	5,268	77,269
Tax effect	3,892	(1,985)	(29,373)
Balance, end of year	(20,040)	(14,012)	(17,295)
Net loss on settlement of forward swaps:
Balance, beginning of year	(51,232)	(42,298)	(41,962)
Losses associated with current period transactions	—	(32,445)	(53,226)
Reclassification of net unrealized losses to earnings	16,736	18,032	52,701
Tax effect	(6,099)	5,479	189
Balance, end of year	(40,595)	(51,232)	(42,298)
Total accumulated other comprehensive income (loss)	$(64,013)	$(65,597)	$(52,615)
17. General and Administrative Expense
Components of general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 are presented below:

	2015	2014	2013
Legal and professional fees, excluding consent order expense	$26,818	$31,555	$30,782
Credit-related expenses:
Foreclosure and OREO expense	37,362	25,534	34,051
Other credit-related expense	(8,203)	2,189	15,792
FDIC premium assessment and other agency fees	27,146	19,465	34,857
Advertising and marketing expense	25,221	21,437	29,201
Subservicing expense	5,033	9,871	—
Consent order expense	2,501	4,597	72,339
Other	65,673	53,845	68,473
Total	$181,551	$168,493	$285,495
See Note 24 for a discussion of the consent order.

18.  Income Taxes
The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
Current:
Federal	$6,134	$8,098	$(17,927)
State	1,654	5,786	694
Total current	7,788	13,884	(17,233)
Deferred:
Federal	65,016	72,063	92,041
State	3,829	4,542	6,492
Total deferred	68,845	76,605	98,533
Total income tax	$76,633	$90,489	$81,300
The Company’s actual provision for income taxes differs from the expected federal income tax provision for the years ended December 31, 2015, 2014 and 2013, as follows:

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at the federal statutory rate	$72,503	35.00%	$83,500	35.00%	$76,314	35.00%
State income taxes, net of federal income tax effect	2,429	1.17%	6,742	2.83%	4,539	2.08%
Other	1,701	0.82%	247	0.10%	447	0.21%
Provision for Income Taxes	$76,633	36.99%	$90,489	37.93%	$81,300	37.29%
The components of the Company’s deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets
Federal net operating loss carryforwards	$56,687	$60,466
State net operating loss carryforwards	7,464	6,115
Interest rate swaps	37,788	39,995
Credit and other reserves	54,232	60,291
Allowance for loan losses	30,996	22,949
Purchase accounting	24,592	26,979
Other	24,982	35,850
Total deferred tax assets	236,741	252,645
Valuation allowance	(3,412)	(3,616)
Total deferred tax assets, net of valuation allowance	233,329	249,029
Deferred tax liabilities
Equipment leases	195,497	140,305
Mortgage servicing rights	84,364	84,977
Other	39,875	40,991
Total deferred tax liabilities	319,736	266,273
Net deferred tax assets (liabilities)	$(86,407)	$(17,244)
Recognition of deferred tax assets is based on management’s belief that it is more likely than not the tax benefit associated with temporary differences, operating loss carryforwards and tax credit carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.
At December 31, 2015, the Company had a deferred tax asset of $56,687 attributable to federal operating loss carryforwards. The federal operating loss carryforward, which should expire in 2030, is attributable to the Tygris acquisition and is subject to an annual limitation. A valuation allowance is not warranted for the federal operating loss carryforwards due to the Company’s positive earnings history. Additionally, any potential ownership changes should not have an impact on the utilization of the federal operating loss carryforwards.
At December 31, 2015, the Company had a gross deferred tax asset of $7,464 attributable to state operating loss carryforwards. Management does not believe that it can realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $3,412 was established for state net operating loss carryforwards.
Deferred tax expense does not include the change in the Company’s net deferred tax assets associated with the tax effects of other comprehensive income adjustments. The Company’s net deferred tax assets decreased $318 for other comprehensive income adjustments.

A reconciliation of the beginning and ending unrecognized tax benefits as of December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Balance, beginning of year	$1,618	$1,268	$2,727
Additions for tax positions of prior years	—	350	—
Reductions for tax positions of prior years	—	—	(305)
Reductions for lapse of statute of limitations	(205)	—	(1,154)
Balance, end of year	$1,413	$1,618	$1,268
As of December 31, 2015, 2014 and 2013, the Company had unrecognized tax benefits of $1,413, $1,618, and $1,268, respectively. The balance of the unrecognized tax benefits, if recognized, that would reduce the effective tax rate was $918, $1,052 and $824, as of December 31, 2015, 2014, and 2013, respectively. Included in the unrecognized tax benefits balance are some items that would not impact the effective tax rate if recognized, such as the tax effect of temporary differences and the portion of the gross state unrecognized tax benefits that would be offset by the federal tax effect. It is reasonably possible that the unrecognized tax benefits balance will decline as much as $889 within the next twelve months.
The Company classifies interest and penalties on uncertain tax positions as a component of general and administrative expenses. The Company’s accrued interest and penalties on unrecognized tax benefits was $442 as of December 31, 2015 and 2014. Deferred tax liabilities, accrued interest and penalties are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets.
The Company is subject to periodic review by federal and state taxing authorities in the ordinary course of business. With few exceptions, the Company is no longer subject to examination by these taxing authorities for years prior to 2012.
19. Employee Benefit Plan
The Company sponsors a defined contribution plan, adopted under Internal Revenue Code 401(k) (the Plan), covering substantially all full-time employees meeting certain eligibility requirements. Employees may contribute between 1% and 100% of their eligible pretax compensation to the Plan, subject to Internal Revenue Code 401(k) contribution limits. The Company matches, based on the employee's contribution, up to 4% of an employee’s eligible compensation contributed as an elective deferral. The Company recognized expense related to these contributions of $8,932, $8,638 and $8,987 during the years ended December 31, 2015, 2014 and 2013, respectively.
In addition, the Company may make profit-sharing contributions to the Plan at the discretion of the Board of Directors. During the years ended December 31, 2015, 2014 and 2013, the Company recognized expense related to the profit sharing contributions to the Plan of $3,300, $4,000 and $3,800, respectively.
Expenses related to 401(k) matching and profit-sharing contributions are included in salaries, commissions, and other employee benefits expense in the consolidated statements of income.
20. Share-Based Compensation
The Company issues share-based compensation awards under the EverBank Financial Corp Equity Incentive Plan. These awards include stock options and nonvested stock. All awards granted are approved by the Compensation Committee of the Board of Directors. New common shares are issued from authorized and available shares. At December 31, 2015 a total of 12,650,210 shares were available for future grants. The Company’s compensation expense and its related income tax benefit are as follows:

	2015	2014	2013
Share-based compensation expense recorded in salaries, commissions and other employee benefits expense	$6,480	$6,605	$4,455
Share-based compensation expense recorded in general and administrative expense	405	435	324
Income tax benefit	2,547	2,675	1,816
Option Plans — The Company issues stock options under the EverBank Financial Corp Equity Incentive Plan. These options allow certain employees of the Company and other subsidiaries to purchase shares of common stock as an incentive for continued performance.
The fair value of options, as determined by the Black-Scholes option-pricing model, is recognized as compensation expense on a straight-line basis over the vesting period. In determining compensation expense, the Company evaluates annual forfeiture rates for stock options based on historical experience. Compensation cost not yet recognized for nonvested options was $6,101 at December 31, 2015 and is expected to be recognized over a weighted average period of 1.6 years.
Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

	2015			2014			2013
Risk-free interest rate	1.89%	-	1.91%	2.04%	-	2.16%	1.52%	-	1.76%
Expected volatility	33.62%			35.00%			38.93%
Expected term (years)	6.5			6.5			9.1
Dividend yield	1.20%	-	1.27%	0.86%			0.55%
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
Options vest over various periods, generally one to five years with 10 year terms. Based on historical experience and the characteristics of the grantee, the Company uses estimated forfeiture rates that range from 0% to 20% over the term of the options. Amounts included in compensation expense reflect the fair value of the underlying options as of the grant date multiplied by the number of options expected to vest, accrued on a straight-line basis over the applicable vesting period.
A summary of the Company’s stock option activity for the year ended December 31, 2015, is as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	9,663,370	$13.12
Granted	851,868	18.16
Exercised	(1,294,976)	10.47		$10,913
Forfeited	(639,508)	16.28
Expired	(102,000)	11.44
Outstanding, end of year	8,478,754	$13.81	4.4	$21,992

Options exercisable at year end	6,234,851	$12.46	3.2	$21,948
Options vested and expected to vest	8,303,831	$13.74	4.3	$21,986
The following table provides additional information related to options awarded and options exercised for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Options awarded	851,868	679,700	540,292
Weighted-average grant date fair value of options awarded	$5.78	$6.51	$7.53
Options exercised	1,294,976	958,026	1,557,750
Total intrinsic value of options exercised	$10,913	$10,499	$11,232
Cash received upon exercise of options	$13,558	$7,537	$12,694
Tax benefits realized upon exercise of options	$4,175	$3,710	$3,349
Nonvested Stock — The Company issues nonvested shares of stock to certain employees as an incentive for continued employment and certain directors in lieu of cash payouts for compensation. The shares generally vest based on future service with the Company. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight-line basis over the applicable vesting schedule. Compensation expense not yet recognized for nonvested stock was $5,904 at December 31, 2015 and is expected to be recognized over a weighted-average period of 1.7 years.
A summary of the Company’s nonvested stock activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	517,029	$17.18	372,607	$15.00	163,735	$9.71
Issued	298,916	17.58	268,678	18.14	296,242	16.48
Vested	(46,818)	16.09	(94,708)	11.89	(80,610)	9.55
Forfeited	(52,610)	17.18	(29,548)	15.36	(6,760)	16.71
Outstanding, end of year	716,517	$17.42	517,029	$17.18	372,607	$15.00

21.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net income	$130,526	$148,082	$136,740
Less dividends on preferred stock	(10,125)	(10,125)	(10,125)
Net income allocated to common shareholders	$120,401	$137,957	$126,615
(Units in Thousands)
Average common shares outstanding	124,527	122,940	122,245
Common share equivalents:
Stock options	1,800	2,240	1,616
Nonvested stock	343	178	88
Average common shares outstanding, assuming dilution	126,670	125,358	123,949
Basic earnings per share	$0.97	$1.12	$1.04
Diluted earnings per share	$0.95	$1.10	$1.02
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Stock Options	1,314,245	1,169,575	3,800,027

22.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, accounts payable, or accrued liabilities. The fair values are derived using the valuation techniques described in Note 23. The total notional or contractual amounts and fair values as of December 31, 2015 and 2014 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2015
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,178,000	$—	$32,521
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	582,052	8,109	715
Forward and optional forward sale commitments	1,669,404	2,236	1,613
Forward and optional forward purchase commitments	30,000	141	—
Interest rate swaps and futures	309,488	—	288
Foreign exchange contracts	521,018	2,925	7,175
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	154,905	1,178	—
Options embedded in client deposits	153,353	—	1,180
Indemnification asset	82,849	982	—
Total freestanding derivatives		15,571	10,971
Netting and cash collateral adjustments (1)		(5,510)	(39,219)
Total derivatives		$10,061	$4,273

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2014
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$578,000	$—	$22,601
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	592,378	10,544	340
Forward and optional forward sale commitments	961,905	37	7,030
Forward and optional forward purchase commitments	274,000	388	7
Interest rate swaps and futures	503,335	—	483
Foreign exchange contracts	656,476	792	17,604
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	152,880	6,127	—
Options embedded in client deposits	151,500	—	6,034
Indemnification assets	101,623	6,658	—
Total freestanding derivatives		24,546	31,498
Netting and cash collateral adjustments (1)		(5,737)	(46,917)
Total derivatives		$18,809	$7,182

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of December 31, 2015 and 2014 include derivative positions netted totaling $3,855 and $3,437, respectively.

Cash Flow Hedges
As of December 31, 2015, AOCI included $16,749 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 19 years.

Freestanding Derivatives
The following table shows the net losses recognized for the years ended December 31, 2015, 2014 and 2013 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	2015	2014	2013
Gains (losses) on interest rate contracts (1)	$(38,662)	$(60,915)	$86,772
Gains (losses) on indemnification asset (2)	(577)	(874)	(1,561)
Gains (losses) on foreign exchange forward contracts (3)	(54,815)	(45,440)	(45,281)
Other	(162)	(32)	(172)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

(2)	Refer to Note 23 for additional information relating to the indemnification asset.

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
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating as reported by certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on December 31, 2015 and 2014 was $41,597 and $47,725, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2015 and 2014, $35,364 and $43,480, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of December 31, 2015 and 2014, $76,175 and $79,296 respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2015 and 2014, $1,655 and $2,300, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of December 31, 2015 and 2014, the Company held $2,900 and $2,300, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
23.  Fair Value Measurements
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

Recurring Fair Value Measurements
As of December 31, 2015 and 2014, assets and liabilities measured at fair value on a recurring basis including certain loans held for sale and certain extended written loan commitments for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements Using
	Level 1		Level 2	Level 3	Netting	Total
2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$553,258	$—		$553,258
Asset-backed securities	—		1,352	—		1,352
Other	229		180	—		409
Total available for sale securities	229		554,790	—		555,019
Loans held for sale	—		624,726	683,015		1,307,741
Financial liabilities:
Other liabilities (1)	—		—	336		336
Derivative financial instruments:
Derivative assets (Note 22)	—	(2)	7,462	8,109	(5,510)	10,061
Derivative liabilities (Note 22)	—		42,777	715	(39,219)	4,273

	Fair Value Measurements Using
	Level 1		Level 2	Level 3	Netting	Total
2014
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$774,235	$—		$774,235
Asset-backed securities	—		1,395	—		1,395
Other	470		211	—		681
Total available for sale securities	470		775,841	—		776,311
Loans held for sale	—		410,948	317,430		728,378
Derivative financial instruments:
Derivative assets (Note 22)	—	(2)	7,344	17,202	(5,737)	18,809
Derivative liabilities (Note 22)	—		53,759	340	(46,917)	7,182

(1)
Other liabilities represent the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of December 31, 2015 the Company had outstanding commitments of $89,650 related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 22 for additional information regarding the interest rate future.

Changes in assets and liabilities measured at level 3 fair value on a recurring basis for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Loans Held for Sale (1)	Other Liabilities (2)	FDIC Clawback Liability (3)	Freestanding Derivatives, net (4)
2015
Balance, beginning of period	$317,430	$—	$—	$16,862
Issuances	1,561,421	356	—	114,701
Sales	(1,142,060)	—	—	—
Settlements	(56,363)	325	—	(118,650)
Gains (losses) included in earnings for the period	2,587	(1,017)	—	(5,519)
Balance, end of period	$683,015	$(336)	$—	$7,394
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2015	$(1,396)	$(336)	$—	$7,394
2014
Balance, beginning of period	$58,912	$—	$—	$5,861
Issuances	890,521	—	—	70,468
Sales	(603,294)	—	—	—
Settlements	(36,109)	—	—	(92,363)
Gains (losses) included in earnings for the period	7,400	—	—	32,896
Balance, end of period	$317,430	$—	$—	$16,862
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2014	$1,270	$—	$—	$11,000
2013
Balance, beginning of period	$—	$—	$(50,720)	$9,092
Issuances	518,569	—	—	171,042
Transfers into level 3	—	—	—	6,628
Sales	(444,415)	—	—	—
Settlements	(7,410)	—	48,000	(112,993)
Gains (losses) included in earnings for the period	(7,832)	—	2,720	(67,908)
Balance, end of period	$58,912	$—	$—	$5,861
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2013	$(529)	$—	$—	$(9,859)

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(2)	Net realized and unrealized gains (losses) on extended written loan commitments are included in gain on sale of loans.

(3)	Changes in the fair value of the FDIC clawback liability are recorded in general and administrative expense.

(4)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans. Changes in the fair value of the indemnification assets are recorded in general and administrative expense.
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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2015				Min.		Max.	Weighted Avg.
IRLCs, net	$7,394	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.56%	(2)
Loans held for sale	$683,015	Discounted cash flow	Cost of funds	2.07%	-	3.11%	2.82%
			Prepayment rate	5.18%	-	27.15%	9.48%
			Default rate	0.00%	-	2.87%	0.34%
			Weighted average life (in years)	3.00	-	10.58	7.37
			Cumulative loss	0.00%	-	0.56%	0.05%
			Loss severity	2.25%	-	24.04%	10.90%
Other liabilities	$(336)	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	72.85%	(2)
2014
Indemnification asset	$6,658	Discounted cash flow	Discount rate	4.35%	-	4.35%	4.35%
			Reinstatement rate	5.35%	-	70.23%	31.14%	(1)
			Loss duration (in months)	18	-	90	44	(1)
			Loss severity	(1.77)%	-	16.15%	7.84%	(1)
IRLCs, net	$10,204	Discounted cash flow	Loan closing ratio	0.00%	-	99.00%	74.73%	(2)
Loans held for sale	$317,430	Discounted cash flow	Cost of funds	2.07%	-	2.91%	2.58%
			Prepayment rate	5.87%	-	23.77%	14.17%
			Default rate	0.00%	-	2.36%	0.34%
			Weighted average life (in years)	3.39	-	9.00	5.62
			Cumulative loss	0.00%	-	0.43%	0.05%
			Loss severity	2.05%	-	21.70%	11.68%

(1)	The range represents the sum of the highest and lowest values for all tranches that are used in our valuation process.

(2)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at December 31, 2015 and 2014:

	2015	2014
Fair value carrying amount	$1,307,741	$728,378
Aggregate unpaid principal balance	1,277,340	704,835
Fair value carrying amount less aggregate unpaid principal	$30,401	$23,543
No loans recorded under the fair value option were 90 days or more past due or were on nonaccrual status at December 31, 2015 or 2014.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gain from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $29,684, $22,609 and $13,191 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
In 2015, the Company elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these instruments with MBS options designed to protect against potential changes in fair value. Due to the longer duration these instruments are present on the balance sheet, the Company has elected the fair value option of accounting. The fair value option of accounting was elected for these instruments due to the burden of complying with the requirements of hedge accounting. The Company has not elected the fair value option for extended written loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net losses from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those commitments was $336 for the year ended December 31, 2015. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized subsequent to initial classification. For MSR and loans held for sale, the Company performs its fair value estimate one month prior to the end of the current reporting period. Any required adjustments to the carrying value of the assets are made at this time. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at December 31, 2015 and 2014 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
2015
Collateral-dependent loans	$—	$—	$45,414	$45,414	$7,324
Other real estate owned (1)	—	—	3,814	3,814	2,999
Mortgage servicing rights (2)	—	—	311,447	311,447	11,779
Loans held for sale	—	—	402	402	40
2014
Collateral-dependent loans	$—	$—	$11,282	$11,282	$720
Other real estate owned (1)	—	—	10,207	10,207	3,107
Mortgage servicing rights (2)	—	—	59,731	59,731	(8,012)
Loans held for sale	—	—	1,140	1,140	(186)

(1)
Gains and losses resulting from subsequent measurement of OREO is included in the consolidated statements of income as general and administrative expense. OREO is included in other assets in the consolidated balance sheets.

(2)
The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances. Total gains and losses due to change in fair value excludes write-offs of the valuation allowance of $20,208 related to the sale of $54,227 in MSR during the year ended December 31, 2015.

The following table presents quantitative information about level 3 fair value measurements for assets and liabilities measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2015				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$45,414	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	3,814	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	311,447	Discounted cash flow	Prepayment speed	8.61%	-	14.72%	9.09%	(2)
			Discount rate	9.55%	-	9.71%	9.57%	(3)
Loans held for sale	402	Discounted cash flow	Cost of funds	2.59%	-	2.96%	2.72%
			Prepayment rate	5.40%	-	11.50%	8.36%
			Default rate	2.39%	-	100.00%	62.67%
			Weighted average life (in years)	5.74	-	9.47	6.94
			Cumulative loss	0.30%	-	13.73%	3.61%
			Loss severity	1.73%	-	25.97%	11.12%
2014
Collateral-dependent loans	$11,282	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	10,207	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	59,731	Discounted cash flow	Prepayment speed	13.16%	-	17.30%	14.66%	(2)
			Discount rate	9.74%	-	9.81%	9.77%	(3)
Loans held for sale	1,140	Discounted cash flow	Cost of funds	0.86%	-	2.72%	2.49%
			Prepayment rate	7.00%	-	13.70%	11.11%
			Default rate	0.00%	-	100.00%	28.56%
			Weighted average life (in years)	4.92	-	9.35	6.69
			Cumulative loss	0.00%	-	41.91%	5.51%
			Loss severity	0.00%	-	46.13%	24.98%

(1)	NM - Not Meaningful or N/A - Not Applicable

(2)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset. The range represents the highest and lowest values for the strata with impairment or recoveries on previous valuation allowances.

(3)	The discount rate range represents the highest and lowest values for the MSR strata with impairment or recoveries on previous valuation allowances.
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and 2014. This table excludes financial instruments with a short term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$103,746	$105,448	$—	$105,448	$—
Loans held for sale (1)	201,527	203,739	—	293	203,446
Loans held for investment (2)	20,221,754	20,242,756	—	—	20,242,756
Financial liabilities:
Time deposits	$6,710,244	$6,739,106	$—	$6,739,106	$—
Other borrowings	5,877,000	5,898,259	—	5,898,259	—
Trust preferred securities and subordinated notes payable	276,170	262,855	—	175,156	87,699

	2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$115,084	$118,230	$—	$118,230	$—
Loans held for sale (1)	245,129	245,330	—	9,001	236,329
Loans held for investment (2)	16,178,989	16,436,610	—	—	16,436,610
Financial liabilities:
Time deposits	$5,473,080	$5,503,993	$—	$5,503,993	$—
Other borrowings	4,004,000	4,016,937	—	4,016,937	—
Trust preferred securities and subordinated notes payable	103,750	93,186	—	—	93,186

(1)	The carrying value of loans held for sale excludes $1,307,741 and $728,378 in loans measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $65,950 and $52,197 as of December 31, 2015 and 2014, respectively. In addition, the carrying values exclude $1,927,601 and $1,520,418 of lease financing receivables within our equipment financing receivables portfolio as of December 31, 2015 and 2014, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within the other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in the market and are therefore classified within level 1 of the valuation hierarchy. The remaining investment portfolio (nonagency CMO, ABS, agency CMO which contain both available for sale and held to maturity investment securities and agency MBS securities) uses fair values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values. These third party values are derived using inputs derived from either current secondary market activity for similar investments or inputs derived from recent trade information for similar investments within the secondary market resulting in a classification within level 2 of the valuation hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive market. As of December 31, 2015 and 2014, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for Mortgage Warehouse loans held for sale under the fair value option are derived from quoted market prices for similar loans in the secondary market resulting in a classification within level 2 of the valuation hierarchy. Fair values for other residential loans held for sale under the fair value option are derived from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans resulting in a classification within level 3 of the valuation hierarchy. Conforming residential mortgage loans carried at the lower of cost or fair value are valued using market observable pricing inputs for similar loans, which are derived from third party loan sales and securitizations and, therefore, are classified within level 2 of the valuation hierarchy. Fair values for non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or fair value are derived from models using characteristics of the loans including product type, pricing features, underlying collateral and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which a majority of the significant assumptions are observable in the market. The Company estimates the fair value of these loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates and these non-conforming residential mortgage loans and commercial and commercial real estate loans are therefore classified within level 3 of the valuation hierarchy. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
Loans Held for Investment — Fair values for loans held for investment are derived using a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, credit profile of the loans, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecasted valuation assumptions including credit loss assumptions, servicing cost (if any), prepayment forecasts, and risk adjusted capital to determine the discount rate. These assumptions are derived from internal and third party databases. Noting the valuation is derived from model-based techniques, the Company includes loans held for investment within level 3 of the valuation hierarchy.
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals, less cost to sell. For residential properties appraisals are performed by certified residential appraisers if the property is vacant or from broker price opinion from an independent source, if the property is occupied and for commercial properties, appraisals are performed by certified general appraisers. Impaired loans carried at fair value receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. Appraisals are obtained when a loan becomes collateral dependent or is transferred to REO. Subsequent to the initial appraisal, it is the Company’s policy to obtain an appraisal at least annually for commercial properties and at least every six months for residential properties or more frequently if market conditions indicate a material change in the value has occurred. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans for which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made, if appropriate, based on a review of the property, historical changes in value, and current market rates. Such adjustments are usually significant and typically results in a level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of cost or fair value (less estimated costs to sell). Fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. For residential properties appraisals are performed by certified residential appraisers if the property is vacant or from broker price opinion from an independent source, if the property is occupied and for commercial properties appraisals are performed by certified general appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on commercial properties are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Appraisals for OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a level 3 fair value classification.
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. In addition, a third-party valuation is obtained quarterly. The servicing portfolio is valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active/open market with readily observable prices. Due to the nature of the valuation inputs, mortgage servicing rights are classified within level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, as part of its valuation process, the portfolio management group compares the Company’s estimated fair value of its mortgage servicing rights to a third-party valuation. Discussions are held between executive management and the independent third-party to review the key assumptions used by the respective parties in arriving at those estimates, and adjustments are made if necessary.
Time Deposits — The fair value of time deposits is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market and therefore time deposits are classified within level 2 of the valuation hierarchy.

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
Subordinated Notes Payable —The Company issued and sold through a public offering $175,000 of subordinated notes on June 30, 2015. These notes are valued using quoted market prices for the publicly traded debt. These notes are not actively traded on the secondary market and are therefore classified within level 2 of the valuation hierarchy.
Interest Rate Swaps, Forward Interest Rate Swaps and Interest Rate Swap Futures — The fair value of interest rate swaps and forward interest rate swaps are determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within level 2 of the valuation hierarchy. See Note 22 for additional information on cash flow hedges.
The fair value of interest rate swap futures are determined based upon quotes provided by the Chicago Mercantile Exchange on which these instruments are traded. As such quotes represent valuations for identical instruments in active markets they are classified within level 1 of the valuation hierarchy. Such pricing is utilized for both active trading and daily settlement of pricing adjustments on outstanding positions. As these pricing adjustments are settled daily between the exchange and the Company, the result is that the Company holds interest futures with an outstanding notional and a level 1 fair value of zero as of the balance sheet date.
Interest Rate Lock Commitments and Extended Written Loan Commitments— Fair values of interest rate lock commitments and extended written loan commitments are derived using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable inputs used in the valuation process is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing market interest rates from the time of the rate lock through the loans closing date. The closing ratio is computed by the Company's secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and as such both IRLC and extended written loan commitments are classified within level 3 of the valuation hierarchy. Generally, the fair value of these instruments are positive (negative) if the prevailing interest rate is lower (higher) than the locked in rate. Therefore, an increase in the loans closing probability (i.e., higher percentage of loans estimated to close) will result in an increased gain if the fair value of the interest rate lock commitment is in a gain position or an increased loss if the fair value of the interest rate lock commitment is in a loss position.
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
Foreign Exchange Contracts —Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. The quoted prices are for similar instruments in an active market and therefore, these contracts are classified as level 2 of the valuation hierarchy.
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
See Note 22 for additional information on freestanding derivatives.
24.  Commitments and Contingencies
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
Unfunded credit extension commitments at December 31, 2015 and 2014 are as follows:

	2015	2014
Commercial (1)	$2,002,796	$1,475,846
Home equity lines of credit	144,190	23,107
Credit card lines of credit	21,979	33,913
Standby letters of credit	15,639	859
Total unfunded credit extension commitments	$2,184,604	$1,533,725

(1)	Of the outstanding unfunded commercial commitments, $909,065 and $503,138 were cancellable by the Company at December 31, 2015 and 2014, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $169,922 and $146,410 of these commitments outstanding as of December 31, 2015 and 2014, respectively.
The Company also enters into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at December 31, 2015 and 2014 are as follows:

	2015	2014
Residential	$495,039	$535,679
Commercial	662,509	623,540
Equipment financing receivables	329,278	281,778
Total commitments to lend in the pipeline	$1,486,826	$1,440,997
Standby letters of credit issued by third party entities are used to guarantee the Company's performance of various contracts. At December 31, 2015 and 2014, the Company had $231,248 and $100,018, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EverBank has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of December 31, 2015 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
June 2015	March 2017	$25,000	2.86%	June 2022
June 2015	September 2017	25,000	3.01%	September 2022
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 22 and Note 23 for information on interest rate lock commitments as they are not included in the table above. The Company has also elected the fair value option on certain extended written loan commitments to originate residential mortgage loans held for investment. See Note 23 for more information on these extended written loan commitments as they are included in the origination pipeline table above under the residential designation.
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights. As of December 31, 2015, the Company is obligated to pay $39,301, in the aggregate, through February 28, 2025. Under this agreement, the amount due in 2016 is $3,869, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2004 through December 31, 2015, the Company originated, sold and securitized approximately $70,220,235 of mortgage loans to GSEs and private non-GSE purchasers.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination and sale of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated and sold. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. Under this level 3 measurement technique, the historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $4,290 and $25,940 at December 31, 2015 and 2014, respectively, and is recorded in accounts payable and accrued liabilities. The Company incurred liabilities for new loan sales and securitizations of $2,379, $2,199 and $3,759 for the years ended December 31, 2015, 2014 and 2013, respectively. The liability is amortized, through a credit to earnings, as the Company is released from risk.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans in which the Company does not own the underlying mortgage, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced for others at December 31, 2015 and 2014, was $31,155,000 and $41,190,000, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at December 31, 2015 and 2014, was $1,806 and $2,947, respectively.
Operating Leases — The Company has entered into various operating leases for the office space in which it operates, many of which include the ability to extend the original terms of the lease at the Company’s option. General and administrative expense associated with these leases was $16,874, $18,821 and $18,107 for the years ended December 31, 2015, 2014 and 2013, respectively.
The future minimum lease payments for the leases at December 31, 2015, are as follows:

2016	$17,890
2017	15,350
2018	11,245
2019	9,206
2020	7,438
Thereafter	12,401
$73,530
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
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $138,812 and $137,809 at December 31, 2015 and 2014, respectively.
Legal Actions — On April 13, 2011, each of the Company and EB entered into a consent order with the Office of Thrift Supervision (OTS) with respect to EB's mortgage foreclosure practices and the Company's oversight of those practices. The OCC succeeded the OTS with respect to EB's consent order, and the Board of Governors of the FRB succeeded the OTS with respect to the Company's consent order. The consent orders require, among other things, that the Company establish a new compliance program for mortgage servicing and foreclosure operations and that the Company ensures that it has dedicated resources for communicating with borrowers, policies and procedures for outsourcing foreclosure or related functions and management information systems that ensure timely delivery of complete and accurate information. EverBank was also required to retain an independent firm as part of an “Independent Foreclosure Review” program to conduct a review of residential foreclosure actions that were pending from January 1, 2009 through December 31, 2010, as well as residential foreclosure sales that occurred during this time period, in order to determine, among other things, whether any borrowers sustained financial injury as a result of any errors, misrepresentations or deficiencies and to provide remediation as appropriate.
In August 2013, EverBank reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of approximately $39,932, which was paid in 2013 by EB to a settlement fund that provides relief to qualified borrowers and $6,344 to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement did not eliminate all of our risks associated with foreclosure-related practices, and it did not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remained in effect without modification.
In October 2013, EverBank, along with other mortgage servicers, also received a letter from the OCC requesting, in connection with the April 2011 consent order as amended, that EverBank provide the OCC with an action plan to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. EverBank submitted its action plan in 2013, which did not require an independent third party review. Pursuant to this plan, remediation payments totaling $1,641 were made to borrowers in 2015. At December 31, 2015, EverBank has accrued approximately $1,206 for potential further remediation payments to be made to borrowers under that action plan.

On June 17, 2015, EverBank, entered into an amended consent order with the OCC that released EverBank from many of the requirements of the 2011 consent order, as amended in 2013, but found that certain aspects remained incomplete and imposed certain additional supervisory conditions related to EverBank’s residential mortgage servicing operations. These conditions included, among other things, limits on the acquisition of new third party residential mortgage loans and servicing rights, restrictions on providing servicing to third parties, restrictions on the outsourcing or sub-servicing of EverBank servicing activities to others, and new appointments of senior officers responsible for residential mortgage servicing or residential mortgage servicing risk management and compliance.
On January 5, 2016, the OCC terminated EverBank’s consent order, including the remaining portions of the 2011 consent order as amended in 2013 and 2015, having determined that EverBank had satisfied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1,000 in civil money penalties pertaining to certain improper fees charged to borrowers during the timeframe the consent order had been in place. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.
25. Variable Interest Entities
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
Non-Consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at December 31, 2015 and 2014:

	2015		2014
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$31,825	$31,825	$121,730	$121,730
On-balance-sheet securitizations	—	—	9,001	9,001
Debt securities	658,536	658,536	890,924	890,924
Loans Provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in both the Company’s overall analysis of the allowance for loan and lease losses and, when not yet fully funded, the Company's reserve for unfunded commitments. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records these commercial real estate loans on its consolidated balance sheet as loans held for investment.
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
26. Regulatory Matters
The Company and EB are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and EB must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
On January 1, 2015, the Company and EverBank became subject to revised capital standards as implemented by new final rules approved by the U.S. Banking regulatory agencies, including the FRB, to address relevant provisions of the Dodd-Frank Act. Certain provisions of the new rules will be phased in from that date to January 1, 2019.
The final rules:

•	Require that non-qualifying capital instruments, including trust preferred securities and cumulative perpetual preferred stock, must be fully phased out of Tier 1 capital by January 1, 2016,

•	Establish new qualifying criteria for regulatory capital, including new limitations on inclusion of deferred tax assets and mortgage servicing rights,

•	Require a minimum ratio of common equity Tier 1 capital (CET1) to risk-weighted assets (common equity Tier 1 ratio) of 4.5%,

•	Increase the minimum Tier 1 capital to risk-weighted assets (Tier 1 capital ratio) ratio requirements from 4% to 6%,

•
Implement a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 Capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers, with the buffer to be phased in beginning on January 1, 2016 at 0.625% and increasing annually until fully phased in at 2.5% by January 1, 2019. A banking organization with a buffer less than the required amount would be subject to increasingly stringent limitations on certain distributions and payments as the buffer approaches zero, and

•	Increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios as set forth in the table below. EB’s primary regulatory agency, the OCC, requires EB to maintain ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. EB, consistent with the industry, is also subject to prompt corrective action requirements set forth by the FDIC. The FDIC requires EB to maintain minimum total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined). Management believes that, as of December 31, 2015, the Company and EverBank met all capital adequacy requirements to which they are subject.

The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015 (under Basel III)
Common equity Tier 1 ratio	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 leverage ratio	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 risk-based capital ratio	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total risk-based capital ratio	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0
2014 (under Basel I)
Tier 1 leverage ratio	1,771,757	8.2%	863,714	4.0%	1,079,643	5.0%
Tier 1 risk-based capital ratio	1,771,757	13.0	N/A	N/A	819,521	6.0
Total risk-based capital ratio	1,832,603	13.4	1,092,695	8.0	1,365,869	10.0
The regulatory capital ratios for the Company, along with the capital amounts and ratios for the minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015 (under Basel III)
Common equity Tier 1 ratio	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 leverage ratio	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 risk-based capital ratio	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total risk-based capital ratio	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0
As of December 31, 2015 and 2014, EB qualified as a well capitalized institution according to the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). Management does not believe that any condition or event that would result in a change in this category has occurred since December 31, 2015.
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
27. Related Parties
The Company lends to and accepts deposits from shareholders, directors, officers and their related business interests on substantially the same terms as loans and deposits to other individuals and businesses of comparable credit worthiness. Loans to related parties were approximately $5,812 and $3,943 at December 31, 2015 and 2014, respectively, and are included in loans held for investment. Deposits held for related parties were approximately $7,400 and $10,604 at December 31, 2015 and 2014, respectively.
The Company leased certain office property from a limited partnership owned in part by a director and shareholder of the Company and the director’s direct interests. The lease agreements relate to properties located in Jacksonville, Florida, and reflect substantially the same terms as leases entered into with other businesses of comparable standing. Several of the leases matured in 2014, with one remaining lease that matured in February of 2015. Payments related to the properties totaled $66, $1,998 and $1,563 for the years ended December 31, 2015, 2014 and 2013, respectively.

28. Condensed Parent Company Financial Information
Condensed balance sheets of EverBank Financial Corp as of December 31, 2015 and 2014 are as follows:

	2015	2014
Assets
Cash and cash equivalents	$97,345	$60,251
Investment in subsidiaries:
Bank subsidiary	2,050,456	1,789,398
Nonbank subsidiaries	3,344	3,344
Total investment in subsidiaries	2,053,800	1,792,742
Other assets	6,320	7,607
Total Assets	$2,157,465	$1,860,600
Liabilities
Accounts payable and accrued liabilities	$9,627	$5,604
Due to subsidiaries, net	3,347	3,652
Trust preferred securities and subordinated notes payable (Note 14)	276,170	103,750
Total Liabilities	289,144	113,006
Total Shareholders’ Equity (Note 15)	1,868,321	1,747,594
Total Liabilities and Shareholders’ Equity	$2,157,465	$1,860,600
Condensed statements of income of EverBank Financial Corp for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Income
Other income	$347	$261	$303
Total income	347	261	303
Expense
Interest expense	11,605	6,598	6,584
Noninterest expense	4,402	4,169	3,302
Total expense	16,007	10,767	9,886
Income (loss) before income tax benefit	(15,660)	(10,506)	(9,583)
Income tax benefit	(5,827)	(3,802)	(3,905)
Income (loss) before equity in earnings of subsidiaries	(9,833)	(6,704)	(5,678)
Equity in earnings of subsidiaries	140,359	154,786	142,418
Net Income	$130,526	$148,082	$136,740
Comprehensive Income (Loss) (1)	$132,110	$135,100	$170,909

(1)	Refer to the consolidated statements of comprehensive income for other comprehensive income details.

Condensed statements of cash flows of EverBank Financial Corp for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Operating Activities:
Net income	$130,526	$148,082	$136,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(140,359)	(154,786)	(142,418)
Dividends received from bank subsidiary	40,000	40,000	40,000
Deferred income taxes	(571)	(68)	(464)
Other operating activities	539	462	298
Changes in operating assets and liabilities:
Other assets	1,804	(4,336)	(18)
Accounts payable and accrued liabilities	4,546	489	(32,317)
Due to subsidiaries	(305)	273	(991)
Net cash provided by operating activities	36,180	30,116	830
Investing Activities:
Capital contributions	(150,000)	(15,000)	—
Net cash used in investing activities	(150,000)	(15,000)	—
Financing Activities:
Proceeds from issuance of subordinated notes payable, net of issuance costs	172,286	—	—
Proceeds from issuance of common stock	13,672	7,466	13,041
Dividends paid	(35,044)	(27,336)	(19,823)
Net cash provided by (used in) financing activities	150,914	(19,870)	(6,782)
Net change in cash and cash equivalents	37,094	(4,754)	(5,952)
Cash and cash equivalents at beginning of period	60,251	65,005	70,957
Cash and cash equivalents at end of period	$97,345	$60,251	$65,005
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$6,630	$6,594	$6,584
Income taxes	(6,392)	43	26,765
29.  Segment Information
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the years ended December 31, 2015, 2014 and 2013. The eliminations column includes intersegment eliminations required for consolidation purposes.

	2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$363,897		$315,711	$(11,265)	$—	$668,343
Total net revenue	528,530	(1)	365,789	(10,596)	—	883,723
Intersegment revenue	44,476		(44,476)	—	—	—
Depreciation and amortization	9,259		11,173	6,870	—	27,302
Income (loss) before income taxes	110,637	(1)	221,502	(124,980)	—	207,159
Total assets	16,273,989		10,354,535	320,501	(347,999)	26,601,026

	2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$319,807		$251,357	$(6,357)	$—	$564,807
Total net revenue	615,256	(2)	292,706	(5,916)	—	902,046
Intersegment revenue	66,840		(66,840)	—	—	—
Depreciation and amortization	9,153		14,980	7,648	—	31,781
Income (loss) before income taxes	168,553	(2)	177,321	(107,303)	—	238,571
Total assets	13,825,052		7,892,974	215,095	(315,333)	21,617,788

	2013
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$301,544		$263,682	$(6,301)	$—	$558,925
Total net revenue	769,782	(3)	314,133	(5,599)	—	1,078,316
Intersegment revenue	60,567		(60,567)	—	—	—
Depreciation and amortization	10,519		21,867	7,147	—	39,533
Income (loss) before income taxes	145,262	(3)(4)	172,496	(99,718)	—	218,040
Total assets	11,321,747		6,331,646	236,313	(248,722)	17,640,984

(1)	Segment earnings in the Consumer Banking segment included $31,986 charges for MSR impairment, net of recoveries, for the year ended December 31, 2015.

(2)	Segment earnings in the Consumer Banking segment included $8,012 in recoveries on the MSR valuation allowance, net of impairment charges, for the year ended December 31, 2014.

(3)	Segment earnings in the Consumer Banking segment included $94,951 in recoveries on the MSR valuation allowance, net of impairment charges, for the year ended December 31, 2013.

(4)
Segment income (loss) before income taxes in the Consumer Banking segment included an impairment charge of $4,222 for the year ended December 31, 2013 which related to write down of assets, primarily leasehold improvements, that was part of the sale of the default-servicing platform.

Quarterly Financial Data (unaudited)
The summary quarterly financial information set forth below for each of the last eight quarters has been derived from our unaudited interim consolidated financial statements and other financial information. The summary of historical quarterly financial information includes all normal recurring adjustments that we consider necessary for a fair presentation of the financial position and the results of operations for these periods.
The information below is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included in this Form 10-K filing.

(in millions, except share and per share data)	2015 Quarters				2014 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data:
Interest income	$234.6	$223.6	$218.0	$203.0	$194.4	$190.7	$180.3	$168.5
Interest expense	59.6	54.8	48.9	47.6	47.0	44.3	40.1	37.6
Net interest income	175.0	168.8	169.0	155.4	147.4	146.3	140.2	130.8
Provision for loan and lease losses(1)	10.1	11.1	7.9	9.0	8.6	6.7	6.1	3.1
Net interest income after provision for loan and lease losses	164.9	157.7	161.1	146.4	138.8	139.6	134.1	127.8
Noninterest income(2)	57.9	41.2	83.8	32.5	75.2	88.2	89.3	84.6
Noninterest expense(3)	152.9	151.5	178.0	156.0	152.7	157.8	167.3	161.2
Income before income taxes	69.9	47.4	66.9	22.9	61.3	70.1	56.0	51.1
Provision for income taxes	24.8	17.8	25.4	8.7	23.3	26.5	21.2	19.4
Net income	$45.1	$29.6	$41.6	$14.2	$38.0	$43.5	$34.8	$31.8
Net income allocated to common shareholders	$42.6	$27.1	$39.0	$11.7	$35.5	$41.0	$32.3	$29.2
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	124,983	124,823	124,348	123,939	123,278	122,950	122,840	122,684
Diluted	126,980	127,099	126,523	126,037	125,646	125,473	125,389	125,038
Earnings per common share:
Basic	$0.34	$0.22	$0.31	$0.09	$0.29	$0.33	$0.26	$0.24
Diluted	0.34	0.21	0.31	0.09	0.28	0.33	0.26	0.23
Dividends declared per common share	0.06	0.06	0.04	0.04	0.04	0.04	0.03	0.03

	2015 Quarters				2014 Quarters
(in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Balance Sheet Data (period end):
Cash and cash equivalents	$582.5	$599.2	$558.2	$552.0	$366.7	$364.1	$170.0	$499.8
Investment securities	924.2	927.2	1,005.1	1,071.8	1,088.0	1,295.4	1,335.1	1,358.5
Loans held for sale	1,509.3	1,483.8	1,330.8	1,861.3	973.5	871.7	1,704.4	596.7
Loans and leases held for investment, net	22,149.4	20,805.5	19,847.8	18,470.8	17,699.4	16,522.7	15,237.9	13,801.1
Total assets	26,601.0	25,214.7	24,120.5	23,347.2	21,617.8	20,510.3	19,753.8	17,630.9
Deposits	18,242.0	17,566.1	16,483.5	16,076.7	15,508.7	14,473.5	13,874.7	13,288.4
Total liabilities	24,732.7	23,391.9	22,300.7	21,589.4	19,870.2	18,789.3	18,074.4	15,983.3
Total shareholders’ equity	1,868.3	1,822.9	1,819.8	1,757.8	1,747.6	1,721.0	1,679.4	1,647.6
Performance Metrics:
Return on average assets	0.71%	0.48%	0.72%	0.26%	0.73%	0.85%	0.74%	0.75%
Return on average equity(4)	10.0%	6.5%	9.5%	2.9%	9.0%	10.6%	8.6%	7.9%
Efficiency ratio(5)	66%	72%	70%	83%	69%	67%	73%	75%

(1)
For the three months ended September 30, 2015, provision for loan and lease losses includes a $0.1 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the three months ended June 30, 2015, provision for loan and lease losses includes a $0.3 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2015, provision for loan and lease losses includes a $1.6 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended December 31, 2014, provision for loan and lease losses includes a $0.3 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended September 30, 2014, provision for loan and lease losses includes a $0.3 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended June 30, 2014, provision for loan and lease losses includes a $0.7 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2014, provision for loan and lease losses includes a $0.5 million increase in non-accretable discount related to Bank of Florida ACI.

(2)
For the three months ended December 31, 2015, noninterest income includes $0.1 million in recovery on MSR valuation and a $0.2 million decrease related to restructuring cost. For the three months ended September 30, 2015, noninterest income includes a $4.5 million impairment charge related to MSR. For the three months ended June 30, 2015, noninterest income includes $15.7 million in recovery on MSR valuation and a $0.1 million decrease related to restructuring cost. For the three months ended March 31, 2015, noninterest income includes a $43.4 million impairment charge related to MSR. For the three months ended December 31, 2014, noninterest income includes a $0.6 million increase related to an adjustment to restructuring cost recorded in 2013. For the three months ended September 30, 2014, noninterest income includes $3.1 million in recovery on MSR valuation allowance. For the three months ended June 30, 2014, noninterest income includes a $0.7 million decrease related to OTTI losses on investment securities. For the three months ended March 31, 2014, noninterest income includes $4.9 million in recovery on MSR valuation allowance and a $2.0 million increase related to an adjustment to restructuring cost recorded in 2013.

(3)
For the three months ended December 31, 2015, noninterest expense includes a decrease of $3.0 million due to a reduction in transaction expense and non-recurring regulatory related expense and $3.4 million in restructuring cost. For the three months ended September 30, 2015, noninterest expense includes a decrease of $1.3 million due to a reduction in transaction expense and non-recurring regulatory related expense and a decrease of $0.4 million in restructuring cost. For the three months ended June 30, 2015, noninterest expense includes $6.0 million in non-recurring regulatory related expense and $17.1 million in restructuring cost. For the three months ended March 31, 2015, noninterest expense includes $2.4 million in transaction expense and non-recurring regulatory related expense. For the three months ended December 31, 2014, noninterest expense includes $4.0 million in transaction expense and non-recurring regulatory related expense and $0.4 million in restructuring cost. For the three months ended September 30, 2014, noninterest expense includes $3.6 million in transaction expense and non-recurring regulatory related expense. For the three months ended June 30, 2014, noninterest expense includes $2.1 million in non-recurring regulatory related expense. For the three months ended March 31, 2014, noninterest expense includes $3.0 million in restructuring cost and $0.8 million in non-recurring regulatory related expense.

(4)
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
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2015. The Company’s controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
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
Management assessed the Company's internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013 (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The management of EverBank Financial Corp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015. The Company’s independent registered public accounting firm, that audited the Company’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2015.
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

/s/ Robert M. Clements	/s/ Steven J. Fischer

Robert M. Clements	Steven J. Fischer
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 19, 2016	Date: February 19, 2016

Item 9B.   Other Information
None.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item relating to EverBank Financial Corp's directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance are included under the captions "Director Nominees", "Board Structure and Committee Composition", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.
Item 11.   Executive Compensation
The information required by this item relating to compensation of our directors and executive officers is included under the caption "Compensation Discussion and Analysis" and "Board Structure and Committee Composition" in the Company's Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the caption "Voting Securities and Principal Holders Thereof," "Director Nominees," and "Compensation Discussion and Analysis," in the Company's Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to security ownership of certain relationships and related transactions and director independence is included under the caption "Certain Relationships and Related Party Transactions," and "Board Structure and Committee Composition," in the Company's Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.
Item 14.   Principal Accountant Fees and Services
The information required by this item relating to principal accountant fees and services is included under the caption "Proposal 2 - Ratification of Selection of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2016 annual meeting of stockholders, which is expected to be filed within 120 days after the end of our 2015 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
(a) Documents Filed As Part of This Report
The following consolidated financial statements of EverBank Financial Corp and Subsidiaries are filed as part of this report under Item 8 - Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - As of December 31, 2015 and 2014

•	Consolidated Statements of Income - For the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements
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

EverBank Financial Corp

Date:	February 19, 2016	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Clements	Chairman of the Board and Chief Executive Officer	February 19, 2016
Robert M. Clements	(Principal Executive Officer)

/s/ Steven J. Fischer	Senior Executive Vice President and Chief Financial Officer	February 19, 2016
Steven J. Fischer	(Principal Financial and Accounting Officer)

/S/ Gerald S. Armstrong	Director	February 19, 2016
Gerald S. Armstrong

/s/ Joseph D. Hinkel	Director	February 19, 2016
Joseph D. Hinkel

/s/ Merrick R. Kleeman	Director	February 19, 2016
Merrick R. Kleeman

/s/ Mitchell M. Leidner	Director	February 19, 2016
Mitchell M. Leidner

/s/ W. Radford Lovett, II	Director	February 19, 2016
W. Radford Lovett, II

/s/ Arrington H. Mixon	Director	February 19, 2016
Arrington H. Mixon

/s/ Robert J. Mylod, Jr.	Director	February 19, 2016
Robert J. Mylod, Jr.

/s/ Russell B. Newton, III	Director	February 19, 2016
Russell B. Newton, III

/s/ William Sanford	Director	February 19, 2016
William Sanford

/s/ Richard P. Schifter	Director	February 19, 2016
Richard P. Schifter

/s/ Scott M. Stuart	Director	February 19, 2016
Scott M. Stuart

/s/ W. Blake Wilson	Director	February 19, 2016
W. Blake Wilson

EXHIBIT INDEX

Exhibit No.	Description

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

3.1
Amended and Restated Certificate of Incorporation of EverBank Financial Corp (including the Certificate of Designations of 6.75% Series A Non-Cumulative Perpetual Preferred Stock) (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of EverBank Financial Corp (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).
4.1	Specimen stock certificate of EverBank Financial Corp (filed as Exhibit 4.1 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on February 7, 2011 and incorporated herein by reference).
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

4.26
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated May 25, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due August 23, 2035 (filed as Exhibit 4.26 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.27
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated September 28, 2005 pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Fixed/Floating Rate Junior Subordinated Debt Securities due November 23, 2035 (filed as Exhibit 4.27 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.28
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated March 30, 2007 pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due June 15, 2037 (filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.29
First Supplemental Indenture, dated May 8, 2012, by and among Wilmington Trust Company, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated June 21, 2007 pursuant to which EverBank Financial Corp (Florida) issued $13,403,000 of its Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due September 15, 2037 (filed as Exhibit 4.29 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.30
Second Supplemental Indenture (Alliance Capital Partners Statutory Trust I), dated May 8, 2012, by and among U.S. Bank National Association, as successor in interest to State Street Bank and Trust Company of Connecticut, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 31, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its Floating Rate Junior Subordinated Deferrable Interest Debentures (filed as Exhibit 4.30 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.31
Second Supplemental Indenture, dated May 8, 2012, by and among the Bank of New York Mellon (formerly known as The Bank of New York, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated July 16, 2001, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $15,464,000 of its 10.25% Junior Subordinated Deferrable Interest Debentures due July 25, 2031 (filed as Exhibit 4.31 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.32
Second Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 29, 2004, as amended by that First Supplemental Indenture effective as of January 2, 2005, pursuant to which EverBank Financial Corp (Florida) issued $10,310,000 of its Junior Subordinated Debt Securities due January 2, 2005. (filed as Exhibit 4.32 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

4.33
First Supplemental Indenture, dated May 8, 2012, by and among Wells Fargo Bank, as trustee, EverBank Financial Corp (Delaware) and EverBank Financial Corp (Florida), to the Indenture dated December 14, 2006 pursuant to which EverBank Financial Corp (Florida) issued $20,619,000 of its Junior Subordinated Debt Securities due December 15, 2036 (filed as Exhibit 4.33 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

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

4.37
Indenture, dated as of June 30, 2015, by and between EverBank Financial Corp and Wells Fargo, N.A., as Trustee. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2015 and incorporated herein by reference).

4.38
First Supplemental Indenture, dated as of June 30, 2015, by and between EverBank Financial Corp and Wells Fargo, N.A., as Trustee. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2015 and incorporated herein by reference).

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

10.27
Employment Agreement between EverBank Financial Corp and Frank Ervin (filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on February 20, 2015 and incorporated herein by reference).

10.28	Employment Agreement between EverBank Financial Corp and James Hubbard.*
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.*
21.1	Subsidiaries of EverBank Financial Corp.*
23	Consent of Deloitte & Touche LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1
Consent Order and Stipulation, dated April 13, 2011, between EverBank Financial Corp and the Office of Thrift Supervision (filed as Exhibit 99.3 to the Company’s Form S-1/A (No. 333-169824) filed with the SEC on March 20, 2012 and incorporated herein by reference).

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

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