Form 10-Q
period 2016-03-31
EverBank Financial Corp
filed 2016-04-27
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of April 22, 2016, there were 125,247,143 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$90,478	$55,300
Interest-bearing deposits in banks	510,167	527,151
Total cash and cash equivalents	600,645	582,451
Investment securities:
Available for sale, at fair value	504,769	555,019
Held to maturity (fair value of $105,791 and $105,448 as of March 31, 2016 and December 31, 2015, respectively)	101,305	103,746
Other investments	234,406	265,431
Total investment securities	840,480	924,196
Loans held for sale (includes $1,021,949 and $1,307,741 carried at fair value as of March 31, 2016 and December 31, 2015, respectively)	1,137,702	1,509,268
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	22,756,113	22,227,492
Allowance for loan and lease losses	(83,485)	(78,137)
Total loans and leases held for investment, net	22,672,628	22,149,355
Mortgage servicing rights (MSR), net	312,671	335,280
Premises and equipment, net	50,901	51,599
Other assets	1,026,372	1,048,877
Total Assets	$26,641,399	$26,601,026
Liabilities
Deposits:
Noninterest-bearing	$1,499,063	$1,141,357
Interest-bearing	17,497,414	17,100,685
Total deposits	18,996,477	18,242,042
Other borrowings	5,147,000	5,877,000
Trust preferred securities and subordinated notes payable	365,167	276,170
Accounts payable and accrued liabilities	276,852	337,493
Total Liabilities	24,785,496	24,732,705
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at March 31, 2016 and December 31, 2015)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 125,247,099 and 125,020,843 issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	1,252	1,250
Additional paid-in capital	877,275	874,806
Retained earnings	924,165	906,278
Accumulated other comprehensive income (loss) (AOCI)	(96,789)	(64,013)
Total Shareholders’ Equity	1,855,903	1,868,321
Total Liabilities and Shareholders’ Equity	$26,641,399	$26,601,026

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and fees on loans and leases	$231,059	$194,849
Interest and dividends on investment securities	7,404	8,022
Other interest income	396	160
Total Interest Income	238,859	203,031
Interest Expense
Deposits	39,090	29,764
Other borrowings	25,988	17,829
Total Interest Expense	65,078	47,593
Net Interest Income	173,781	155,438
Provision for Loan and Lease Losses	8,919	9,000
Net Interest Income after Provision for Loan and Lease Losses	164,862	146,438
Noninterest Income
Loan servicing fee income	23,441	34,132
Amortization of mortgage servicing rights	(14,731)	(20,299)
Recovery (impairment) of mortgage servicing rights	(22,542)	(43,352)
Net loan servicing income (loss)	(13,832)	(29,519)
Gain on sale of loans	28,751	42,623
Loan production revenue	5,260	5,387
Deposit fee income	3,102	4,050
Other lease income	4,367	4,080
Other	2,105	5,900
Total Noninterest Income	29,753	32,521
Noninterest Expense
Salaries, commissions and other employee benefits expense	91,640	91,986
Equipment expense	15,917	16,045
Occupancy expense	6,264	5,856
General and administrative expense	35,609	42,155
Total Noninterest Expense	149,430	156,042
Income before Provision for Income Taxes	45,185	22,917
Provision for Income Taxes	17,261	8,687
Net Income	$27,924	$14,230
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)
Net Income Allocated to Common Shareholders	$25,393	$11,699
Basic Earnings Per Common Share	$0.20	$0.09
Diluted Earnings Per Common Share	$0.20	$0.09
Dividends Declared Per Common Share	$0.06	$0.04
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$27,924	$14,230
Unrealized Gains (Losses) on Debt Securities
Net unrealized gains (losses) due to changes in fair value	(3,046)	595
Reclassification of unrealized losses (gains) to noninterest income	97	—
Tax effect	1,121	(226)
Change in unrealized gains (losses) on debt securities	(1,828)	369
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(53,963)	(12,144)
Reclassification of net unrealized losses to interest expense	4,044	4,620
Tax effect	18,971	2,859
Change in interest rate swaps	(30,948)	(4,665)
Other Comprehensive Income (Loss)	(32,776)	(4,296)
Comprehensive Income (Loss)	$(4,852)	$9,934

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2016	$150,000	$1,250	$874,806	$906,278	$(64,013)	$1,868,321
Net income	—	—	—	27,924	—	27,924
Other comprehensive income (loss)	—	—	—	—	(32,776)	(32,776)
Issuance of common stock	—	2	(130)	—	—	(128)
Share-based grants (including income tax benefits)	—	—	2,599	—	—	2,599
Cash dividends on common stock	—	—	—	(7,506)	—	(7,506)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2016	$150,000	$1,252	$877,275	$924,165	$(96,789)	$1,855,903

Balance, January 1, 2015	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	14,230	—	14,230
Other comprehensive income (loss)	—	—	—	—	(4,296)	(4,296)
Issuance of common stock	—	4	5,462	—	—	5,466
Share-based grants (including income tax benefits)	—	—	2,305	—	—	2,305
Cash dividends on common stock	—	—	—	(4,956)	—	(4,956)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2015	$150,000	$1,241	$858,925	$817,539	$(69,893)	$1,757,812

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$27,924	$14,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	18,274	13,004
Depreciation and amortization of tangible and intangible assets	6,658	6,737
Reclassification of net loss on settlement of interest rate swaps	4,044	4,620
Amortization and impairment of mortgage servicing rights, net of recoveries	37,273	63,651
Deferred income taxes (benefit)	(2,787)	2,181
Provision for loan and lease losses	8,919	9,000
Loss on other real estate owned (OREO)	104	1,097
Share-based compensation expense	2,631	1,886
Other operating activities	(215)	501
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	279,134	(317,755)
Other assets	24,479	52,685
Accounts payable and accrued liabilities	(83,635)	(33,545)
Net cash provided by (used in) operating activities	322,803	(181,708)
Investing Activities
Investment securities available for sale:
Proceeds from prepayments and maturities	47,051	56,952
Investment securities held to maturity:
Purchases	—	(5,099)
Proceeds from prepayments and maturities	2,351	4,298
Purchases of other investments	(109,225)	(143,080)
Proceeds from sales of other investments	140,250	103,195
Net change in loans and leases held for investment	(799,700)	(1,552,524)
Purchases of premises and equipment, including equipment under operating leases	(9,841)	(2,835)
Purchases of mortgage servicing assets	—	(1,024)
Proceeds related to sale or settlement of other real estate owned	2,674	5,927
Proceeds from insured foreclosure claims	327,234	164,873
Other investing activities	8,474	2,139
Net cash provided by (used in) investing activities	(390,732)	(1,367,178)
Financing Activities
Net increase (decrease) in nonmaturity deposits	909,640	342,507
Net increase (decrease) in time deposits	(172,230)	219,365
Net change in short-term Federal Home Loan Bank (FHLB) advances	(800,000)	1,124,000
Proceeds from long-term FHLB advances	100,000	225,000
Repayments of long-term FHLB advances	(30,000)	(175,000)
Proceeds from issuance of subordinated notes payable, net of issuance costs	88,910	—
Proceeds from issuance of common stock	607	5,466
Dividends paid	(10,037)	(7,488)
Other financing activities	(767)	420
Net cash provided by (used in) financing activities	86,123	1,734,270
Net change in cash and cash equivalents	18,194	185,384
Cash and cash equivalents at beginning of period	582,451	366,664
Cash and cash equivalents at end of period	$600,645	$552,048

See Note 1 and Note 4 for disclosures related to supplemental noncash information.
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
EB’s subsidiaries are:
•AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;
•Tygris Commercial Finance Group, Inc., the parent of EverBank Commercial Finance, Inc.;
•EverInsurance, Inc.;
•Elite Lender Services, Inc.;
•EverBank Wealth Management, Inc.; and
•Business Property Lending, Inc.
EBF facilitates the pooling and securitization of mortgage loans for issuance into the secondary market.
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of the Company's financial position, results of operations, comprehensive income, and cash flows in conformity with generally accepted accounting principles. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, comprehensive income, and changes in cash flows have been made.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Three Months Ended March 31,
	2016	2015
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$312,790	$177,685
See Note 4 for disclosures relating to noncash activities relating to loan transfers.
2.  Recent Accounting Pronouncements
Share-Based Payment - In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement, which will result in greater volatility in earnings per share. In addition, ASU 2016-09 simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. Upon adoption, ASU 2016-09 provides for a tiered transition approach whereby amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2016-09 and its impact on the Company's consolidated financial statements.

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing standards for lease accounting effectively bringing most leases onto the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability, while leaving lessor accounting largely unchanged with only targeted changes incorporated into the update. ASU 2016-02 includes extensive qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. Upon adoption, ASU 2016-02 must be adopted using a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted with certain practical expedients provided. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2016-02 and its impact on the Company's consolidated financial statements.
Recognition and Measurement - In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which (1) requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized through net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by allowing a qualitative assessment similar to those performed on long-lived assets, goodwill or intangibles to be utilized at each reporting period; (3) eliminates the use of the entry price method requiring all preparers to utilize the exit price notion consistent with Topic 820, Fair Value Measurement in disclosing the fair value of financial instruments measured at amortized cost; (4) requires separate disclosure within OCI of changes in the fair value of liabilities due to instrument-specific credit risk when the fair value option has been elected; and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. Upon adoption, ASU 2016-01 provides for a cumulative-effect adjustment to retained earnings except for the impacts of amendments 2 and 3 above, which are prospective in nature. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods with early adoption allowable only for amendment 4 above. The Company is currently evaluating the pending adoption of ASU 2016-01 and its impact on the Company's consolidated financial statements.
Consolidation - In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities involved with VIEs that have fee arrangements and related party relationships; and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods with early adoption permitted. The adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.
Hybrid Financial Instruments - In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) -
Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity, which will eliminate diversity in practice associated with the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 clarifies that no single term or feature, stated or implied, would necessarily determine the economic characteristics and risks of the host contract in determining whether it is more akin to debt or equity. Although an individual term or feature may weigh more heavily in the evaluation, the final determination must be made based on all economic characteristics and risks of the entire hybrid financial instrument. Once the nature of the host contract is determined, any embedded features considered to be derivatives would be evaluated for bifurcation from the host contract. ASU
2014-16 was effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The Company notes that its Series A Preferred Shares were determined upon issuance to be more akin to equity with no embedded features having been determined to be derivatives. As such, the adoption of ASU 2014-16 did not have a material impact on the Company’s consolidated financial statements.
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

3.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying amount of investment securities were as follows as of March 31, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2016
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$511,364	$1,043	$9,338	$503,069	$503,069
Asset-backed securities (ABS)	1,593	—	295	1,298	1,298
Other	242	160	—	402	402
Total available for sale securities	$513,199	$1,203	$9,633	$504,769	$504,769
Held to maturity:
Residential CMO securities - agency	$11,347	$313	$—	$11,660	$11,347
Residential mortgage-backed securities (MBS) - agency	89,958	4,193	20	94,131	89,958
Total held to maturity securities	$101,305	$4,506	$20	$105,791	$101,305
December 31, 2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
ABS	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	$560,501	$1,889	$7,371	$555,019	$555,019
Held to maturity:
Residential CMO securities - agency	$13,065	$269	$—	$13,334	$13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	$103,746	$2,242	$540	$105,448	$103,746
At March 31, 2016 and December 31, 2015, investment securities with a carrying value of $137,576 and $145,904, respectively, were pledged to secure other borrowings and for other purposes as required or permitted by law.
For the three months ended March 31, 2016 and 2015, no gross gains and no gross losses have been realized. The cost of investments sold is calculated using the specific identification method.
The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Debt securities:
Residential CMO securities - nonagency	$136,513	$1,922	$216,271	$7,416	$352,784	$9,338
Residential MBS - agency	—	—	9,321	20	9,321	20
ABS	—	—	1,298	295	1,298	295
Total debt securities	$136,513	$1,922	$226,890	$7,731	$363,403	$9,653
December 31, 2015
Debt securities:
Residential CMO securities - nonagency	$173,705	$1,003	$221,180	$6,088	$394,885	$7,091
Residential MBS - agency	28,514	313	9,171	227	37,685	540
ABS	—	—	1,352	280	1,352	280
Total debt securities	$202,219	$1,316	$231,703	$6,595	$433,922	$7,911
The Company had unrealized losses at March 31, 2016 and December 31, 2015 on residential nonagency CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recovery.
At March 31, 2016, the Company had 69 debt securities in an unrealized loss position. A total of 25 were in an unrealized loss position for less than 12 months. These 25 securities consisted of residential nonagency CMO securities. The remaining 44 debt securities were in an unrealized loss position for 12 months or longer. These 44 securities consisted of 39 residential nonagency CMO securities, three ABS, and two residential agency MBS. Of the $9,653 in unrealized losses, $9,431 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2015, the Company had 72 debt securities in an unrealized loss position. A total of 30 were in an unrealized loss position for less than 12 months. These 30 securities consisted of 20 residential nonagency CMO securities and ten residential agency MBS. The remaining 42 debt securities were in an unrealized loss position for 12 months or longer. These 42 securities consisted of three ABS, two residential agency MBS and 37 residential nonagency CMO securities. Of the $7,911 in unrealized losses, $5,298 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
When certain triggers indicate the likelihood of an Other than temporary impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI. There were no non-credit related OTTI losses recognized on available for sale securities for the three months ended March 31, 2016 or 2015. There were no non-credit OTTI losses on held to maturity securities during the three months ended March 31, 2016 or 2015.
During the three months ended March 31, 2016, the Company recognized credit-related OTTI of $97 on available for sale nonagency residential CMO securities. These credit-related OTTI losses represented additional declines in fair value on a security that was deemed OTTI at December 31, 2015. During the three months ended March 31, 2015, the Company recognized no credit-related OTTI related to available for sale or held to maturity securities.
During the three months ended March 31, 2016 and 2015, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended March 31,
	2016	2015
Interest income on available for sale securities	$3,814	$5,180
Interest income on held to maturity securities	748	814
Other interest and dividend income	2,842	2,028
	$7,404	$8,022
All investment interest income recognized by the Company during the three months ended March 31, 2016 and 2015 was fully taxable.
4.  Loans Held for Sale
Loans held for sale as of March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Mortgage warehouse (carried at fair value)	$670,739	$624,726
Other residential (carried at fair value)	351,210	683,015
Total loans held for sale carried at fair value	1,021,949	1,307,741
Other residential	2,054	22,774
Commercial and commercial real estate	113,699	178,753
Total loans held for sale carried at lower of cost or market	115,753	201,527
Total loans held for sale	$1,137,702	$1,509,268
The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet, the Company has elected fair value accounting on this portfolio of loans due in part to the burden of complying with the requirements of hedge accounting. The Company has also elected the fair value option for originated fixed-rate jumbo loans, due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other residential mortgage, government insured pool buyouts and other commercial and commercial real estate loans as the majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or fair value.
A majority of the loans held for sale that are carried at the lower of cost or fair value represent loans that were transferred from the held for investment portfolio. Other residential loans held at the lower of cost or fair value represent government insured pool buyouts that have re-performed and are now eligible to be re-securitized or sold to third parties and other residential mortgage loans for which the Company has changed its intent and has made a decision to sell the loans and as such transferred the loans to held for sale. A majority of these other residential mortgage loans consists of jumbo preferred adjustable rate mortgage (ARM) loans. Commercial and commercial real estate loans represent multi-family loans which the Company is actively marketing to sell. As the Company no longer has the intent to hold these loans for the foreseeable future, the loans were transferred to held for sale. Residential loans, commercial and commercial real estate loans and equipment financing receivables are transferred to the held for sale portfolio when the Company has entered into a commitment to sell a specific portion of its held for investment portfolio or when the Company has a formal marketing strategy to sell a certain loan product.

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
The following is a summary of cash flows related to transfers accounted for as sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Proceeds received from residential agency securitizations	$855,964	$1,059,078

Proceeds received from nonsecuritization sales - residential	1,431,502	366,215
Proceeds received from nonsecuritization sales - commercial and commercial real estate	212,068	—
Proceeds received from nonsecuritization sales - equipment financing receivables	75,584	12,058
Proceeds received from nonsecuritization sales	$1,719,154	$378,273

Repurchased loans from residential agency sales and securitizations	$1,588	$655
Repurchased loans from residential nonagency sales	700	1,304
In connection with these transfers, the Company recorded servicing assets in the amount of $14,759 and $12,293 for the three months ended March 31, 2016 and 2015, respectively. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR and Note 13 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the change in fair value related to offsetting hedging positions.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Loans Transferred from Held for Investment (HFI) to Held for Sale (HFS)	2016	2015
Residential mortgages	$496,363	$708,383
Government insured pool buyouts	425,204	268,419
Commercial and commercial real estate	170,408	—
Equipment financing receivables	72,172	11,150
Total transfers from HFI to HFS	$1,164,147	$987,952

Loans Transferred from HFS to HFI
Residential mortgages	$26,155	$114,025
Commercial and commercial real estate	28,753	—
Total transfers from HFS to HFI	$54,908	$114,025
Loans and leases are transferred from HFI to HFS when the Company no longer has the intent to hold the loans and leases for the foreseeable future. Loans and leases are transferred from HFS to HFI when the Company determines that it intends to hold the loans and leases for the foreseeable future and no longer has the intent to sell. Loan transfers from HFS to HFI and transfers from HFI to HFS represent noncash activities within the operating and investing sections of the statement of cash flows.

5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31, 2016	December 31, 2015
Residential mortgages	$11,650,436	$11,717,122
Commercial and commercial real estate	7,787,238	7,607,676
Equipment financing receivables	2,400,583	2,400,909
Home equity lines and other	917,856	501,785
Total loans and leases held for investment, net of unearned income	22,756,113	22,227,492
Allowance for loan and lease losses	(83,485)	(78,137)
Total loans and leases held for investment, net	$22,672,628	$22,149,355
As of March 31, 2016 and December 31, 2015, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	March 31, 2016	December 31, 2015
Net purchased loan and lease discounts	$63,250	$45,770
Net deferred loan and lease origination costs	125,877	123,255
During the three months ended March 31, 2016 and 2015, outstanding balances for significant purchases of loans that impacted the Company's HFI portfolio are as follows:

	March 31, 2016	March 31, 2015
Residential mortgages(1)	$1,052,548	$408,755
Commercial credit facilities	101,831	101,031
Home equity lines of credit	256,926	—
(1) Included in this amount are government insured pool buyouts.
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the three months ended March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015
Contractual payments receivable for acquired loans and leases at acquisition	$1,662,326	$688,235
Expected cash flows for acquired loans and leases at acquisition	1,041,310	450,708
Basis in acquired loans and leases at acquisition	976,540	413,371
Information pertaining to the ACI portfolio as of March 31, 2016 and December 31, 2015 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2016
Carrying value, net of allowance	$3,668,122	$91,629	$3,759,751
Outstanding unpaid principal balance	3,729,221	96,793	3,826,014
Allowance for loan and lease losses, beginning of period	7,031	346	7,377
Allowance for loan and lease losses, end of period	6,850	324	7,174
December 31, 2015
Carrying value, net of allowance	$3,449,385	$110,984	$3,560,369
Outstanding unpaid principal balance	3,503,138	117,051	3,620,189
Allowance for loan and lease losses, beginning of year	5,974	2,042	8,016
Allowance for loan and lease losses, end of year	7,031	346	7,377
The Company recorded reductions of provision for loan loss of $203 and $3,665 for the ACI portfolio for the three months ended March 31, 2016 and 2015, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the three months ended March 31, 2016 and 2015:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2016
Balance, beginning of period	$252,841	$43,690	$296,531
Additions	64,770	—	64,770
Accretion	(45,000)	(2,043)	(47,043)
Reclassifications to (from) accretable yield	(4,179)	(1,581)	(5,760)
Transfer from loans held for investment to loans held for sale	—	(3,304)	(3,304)
Balance, end of period	$268,432	$36,762	$305,194
March 31, 2015
Balance, beginning of period	$240,650	$61,256	$301,906
Additions	37,337	—	37,337
Accretion	(27,994)	(3,295)	(31,289)
Reclassifications to (from) accretable yield	(9,672)	1,848	(7,824)
Balance, end of period	$240,321	$59,809	$300,130

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three months ended March 31, 2016 and 2015 are as follows:

Three Months Ended March 31, 2016	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of period	$26,951	$34,875	$12,187	$4,124	$78,137
Provision for loan and lease losses	2,971	1,891	3,694	363	8,919
Charge-offs	(1,845)	(69)	(2,564)	(219)	(4,697)
Recoveries	232	77	737	80	1,126
Balance, end of period	$28,309	$36,774	$14,054	$4,348	$83,485
Three Months Ended March 31, 2015
Balance, beginning of period	$25,098	$23,095	$8,649	$4,004	$60,846
Provision for loan and lease losses	861	3,920	3,687	532	9,000
Charge-offs	(2,539)	(2,018)	(2,631)	(321)	(7,509)
Recoveries	58	2	366	83	509
Balance, end of period	$23,478	$24,999	$10,071	$4,298	$62,846
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of March 31, 2016 and December 31, 2015:

March 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,071	$19,388	$6,850	$28,309
Commercial and commercial real estate	8,544	27,906	324	36,774
Equipment financing receivables	1,366	12,688	—	14,054
Home equity lines and other	—	4,348	—	4,348
Total allowance for loan and lease losses	$11,981	$64,330	$7,174	$83,485
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$17,048	$7,958,416	$3,674,972	$11,650,436
Commercial and commercial real estate	74,550	7,620,735	91,953	7,787,238
Equipment financing receivables	14,016	2,386,567	—	2,400,583
Home equity lines and other	—	917,856	—	917,856
Total loans and leases held for investment	$105,614	$18,883,574	$3,766,925	$22,756,113

December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,206	$17,714	$7,031	$26,951
Commercial and commercial real estate	7,743	26,786	346	34,875
Equipment financing receivables	91	12,096	—	12,187
Home equity lines and other	—	4,124	—	4,124
Total allowance for loan and lease losses	$10,040	$60,720	$7,377	$78,137
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$18,185	$8,242,521	$3,456,416	$11,717,122
Commercial and commercial real estate	81,304	7,415,042	111,330	7,607,676
Equipment financing receivables	4,393	2,396,516	—	2,400,909
Home equity lines and other	—	501,785	—	501,785
Total loans and leases held for investment	$103,882	$18,555,864	$3,567,746	$22,227,492
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of March 31, 2016 and December 31, 2015:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
March 31, 2016
Residential mortgages:
Residential (1)	$7,226,069	$—	$28,308	$7,254,377
Government insured pool buyouts (2) (3)	4,083,825	312,234	—	4,396,059
Equipment financing receivables	2,373,907	—	26,676	2,400,583
Home equity lines and other	911,695	—	6,161	917,856
Total	$14,595,496	$312,234	$61,145	$14,968,875

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial and commercial real estate:
Commercial real estate	$3,461,787	$58,395	$94,802	$—	$3,614,984
Mortgage warehouse finance	2,603,163	—	—	—	2,603,163
Lender finance	1,300,254	—	—	—	1,300,254
Other commercial finance	261,340	7,497	—	—	268,837
Total commercial and commercial real estate	$7,626,544	$65,892	$94,802	$—	$7,787,238

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2015
Residential mortgages:
Residential (1)	$7,469,855	$—	$31,912	$7,501,767
Government insured pool buyouts (2) (3)	3,873,603	341,752	—	4,215,355
Equipment financing receivables	2,383,502	—	17,407	2,400,909
Home equity lines and other	498,446	—	3,339	501,785
Total	$14,225,406	$341,752	$52,658	$14,619,816

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and commercial real estate:
Commercial real estate	$3,609,808	$23,070	$111,134	$—	$3,744,012
Mortgage warehouse finance	2,372,731	—	—	—	2,372,731
Lender finance	1,280,423	—	—	—	1,280,423
Other commercial finance	208,763	—	1,747	—	210,510
Total commercial and commercial real estate	$7,471,725	$23,070	$112,881	$—	$7,607,676

(1)	For the periods ended March 31, 2016 and December 31, 2015, performing residential mortgages included $4,858 and $5,148, respectively, of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended March 31, 2016 and December 31, 2015, performing government insured pool buyouts included $2,943,501 and $2,855,632, respectively, of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of March 31, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
March 31, 2016
Residential mortgages:
Residential	$8,551	$8,668	$28,308	$45,527	$7,170,605	$7,216,132
Government insured pool buyouts (1)	28,540	17,435	312,234	358,209	401,123	759,332
Commercial and commercial real estate:
Commercial real estate	—	—	1,767	1,767	3,524,540	3,526,307
Mortgage warehouse finance	—	—	—	—	2,603,163	2,603,163
Lender finance	—	—	—	—	1,300,254	1,300,254
Other commercial finance	—	—	—	—	265,561	265,561
Equipment financing receivables	26,253	5,681	6,666	38,600	2,361,983	2,400,583
Home equity lines and other	2,172	929	6,161	9,262	908,594	917,856
Total loans and leases held for investment	$65,516	$32,713	$355,136	$453,365	$18,535,823	$18,989,188

December 31, 2015
Residential mortgages:
Residential	$9,963	$6,150	$31,912	$48,025	$7,408,905	$7,456,930
Government insured pool buyouts (1)	30,645	21,117	341,752	393,514	410,262	803,776
Commercial and commercial real estate:
Commercial real estate	—	—	3,741	3,741	3,632,301	3,636,042
Mortgage warehouse finance	—	—	—	—	2,372,731	2,372,731
Lender finance	—	—	—	—	1,280,423	1,280,423
Other commercial finance	—	—	—	—	207,150	207,150
Equipment financing receivables	17,579	5,131	4,737	27,447	2,373,462	2,400,909
Home equity lines and other	1,760	1,496	3,340	6,596	495,189	501,785
Total loans and leases held for investment	$59,947	$33,894	$385,482	$479,323	$18,180,423	$18,659,746

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At March 31, 2016 and December 31, 2015, the Company had loans collateralized by residential real estate with carrying values of $3,155,354 and $2,994,749, respectively, that were 120 days or more past due. Of the residential loans that were 120 days or more past due, $3,118,953 and $2,960,397 represented loans that were government insured at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016 and December 31, 2015, the Company had foreclosure claims receivable of $519,612 and $530,624, net of valuation allowances of $10,333 and $11,187, respectively.  At March 31, 2016 and December 31, 2015, the Company had residential other real estate owned of $15,222 and $8,069, net of valuation allowances of $402 and $275, respectively. Of the residential other real estate owned, $9,515 and $1,989, respectively, were government insured at March 31, 2016 and December 31, 2015.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential mortgages:
Residential	$10,393	$9,571	$2,071	$11,578	$10,510	$2,206
Commercial and commercial real estate:
Commercial real estate	37,292	36,030	8,544	52,811	52,029	7,743
Equipment financing receivables	2,922	2,922	1,366	380	380	91
Total impaired loans with an allowance recorded	$50,607	$48,523	$11,981	$64,769	$62,919	$10,040

Without a related allowance recorded:
Residential mortgages:
Residential	$8,241	$7,477		$8,432	$7,675
Commercial and commercial real estate:
Commercial real estate	41,241	38,520		31,718	29,275
Equipment finance receivables	11,094	11,094		4,013	4,013
Total impaired loans without an allowance recorded	$60,576	$57,091		$44,163	$40,963

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,617	$124	$16,924	$130
Commercial and commercial real estate:
Commercial real estate	77,927	126	39,339	23
Equipment financing receivables	9,205	3	152	4
Total impaired loans	104,749	253	56,415	157
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days and greater past due and still accruing as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Nonaccrual Status	90 Days and Greater Past Due and Accruing	Nonaccrual Status	90 Days and Greater Past Due and Accruing
Residential mortgages:
Residential (1)	$28,308	$—	$31,912	$—
Government insured pool buyouts (2) (3)	—	312,234	—	341,752
Commercial and commercial real estate:
Commercial real estate	66,935	—	71,913	—
Equipment financing receivables	26,676	—	17,407	—
Home equity lines and other	6,161	—	3,339	—
Total non-performing loans and leases	$128,080	$312,234	$124,571	$341,752

(1)
For the periods ended March 31, 2016 and December 31, 2015, the Company has excluded from the preceding table $4,858 and $5,148, respectively, of performing residential ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended March 31, 2016 and December 31, 2015 the Company has excluded from the preceding table $2,943,501 and $2,855,632, respectively, of performing government insured pool buyout ACI loans 90 days or greater past due and still accruing.

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
The following is a summary of information relating to modifications considered to be TDRs for the three months ended March 31, 2016 and 2015 that remain TDRs as of the respective balance sheet dates:

	Three Months Ended March 31, 2016
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	3	$457	$457
Commercial real estate	1	2,431	2,531
Total	4	$2,888	$2,988

	Three Months Ended March 31, 2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Commercial real estate	2	$3,361	$3,361
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the 12 months preceding March 31, 2016 and 2015 that subsequently defaulted during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016
	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$290

	Three Months Ended March 31, 2015
	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$881

The recorded investment of TDRs as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Loan Type:
Residential mortgages	$17,048	$18,185
Commercial and commercial real estate	10,506	12,177
Equipment financing receivables	601	4,013
Total recorded investment of TDRs	$28,155	$34,375
Accrual Status:
Current	$14,651	$13,843
30-89 days past-due accruing	1,162	2,582
Nonaccrual	12,342	17,950
Total recorded investment of TDRs	$28,155	$34,375
TDRs classified as impaired loans	$28,155	$34,375
Valuation allowance on TDRs	2,217	2,381
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$335,280	$435,619
Originated servicing rights capitalized upon sale of loans	14,759	12,293
Amortization	(14,731)	(20,299)
Decrease (increase) in valuation allowance	(22,542)	(43,352)
Other	(95)	(498)
Balance, end of period	$312,671	$383,763
Valuation allowance:
Balance, beginning of period	$11,778	$—
Increase in valuation allowance	22,542	43,352
Balance, end of period	$34,320	$43,352
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31,
	2016	2015
Contractually specified service fees, net	$20,413	$29,783
Other ancillary fees	1,912	3,814
Other	1,116	535
Total	$23,441	$34,132
Residential
For loans securitized and sold with servicing retained during the three months ended March 31, 2016 and 2015, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended March 31, 2016
Average discount rates	9.59%	—	9.92%
Expected prepayment speeds	10.06%	—	10.55%
Weighted-average life in years	6.88	—	7.11

	Three Months Ended March 31, 2015
Average discount rates	10.08%	—	10.16%
Expected prepayment speeds	10.21%	—	11.38%
Weighted-average life in years	6.29	—	6.98

At March 31, 2016 and December 31, 2015, the Company estimated the fair value of its capitalized residential MSR to be approximately $313,228 and $337,835, respectively. The carrying value of its residential MSR was $312,249 and $334,572 at March 31, 2016 and December 31, 2015, respectively. The unpaid principal balance below excludes $8,898,000 and $8,686,000 at March 31, 2016 and December 31, 2015, respectively, for residential loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows, leading to a Level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 13.
The characteristics used in estimating the fair value of the residential MSR portfolio at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Unpaid principal balance	$31,171,000	$31,155,000
Gross weighted-average coupon	4.29%	4.31%
Weighted-average servicing fee	0.27%	0.27%
Expected prepayment speed (1)	11.74%	11.34%

(1)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of March 31, 2016 and December 31, 2015 is presented below.

	March 31, 2016	December 31, 2015
Prepayment Rate
10% adverse rate change	$13,565	$12,718
20% adverse rate change	26,230	24,659
Discount Rate
10% adverse rate change	11,384	12,805
20% adverse rate change	21,994	24,717
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $422 and $708 at March 31, 2016 and December 31, 2015, respectively. The Company recognized $385 and $4,024 of prepayment penalty income in other noninterest income during the three months ended March 31, 2016 and 2015, respectively.
8. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Trust preferred securities	$103,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $3,583 and $2,580, respectively	261,417	172,420
Total trust preferred securities and subordinated notes payable	$365,167	$276,170
Subordinated Notes Payable
On March 14, 2016, the Company completed the public offering and sale of $90,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (Subordinated Notes due 2026). The Subordinated Notes due 2026 were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The Subordinated Notes due 2026 will mature on March 15, 2026 and bear a fixed rate of interest of 6.00% per annum through March 14, 2021 and a floating rate of interest beginning March 15, 2021 equal to 3-month LIBOR plus 4.70%, resetting on a quarterly basis. During the fixed rate period, interest is payable semi-annually in arrears on March 15 and September 15. During the floating rate period, interest is payable quarterly in arrears on March 15, June 15, September 15, and December 15. Beginning March 15, 2021 and thereafter, the Company may, at its option, redeem the Subordinated Notes due 2026 in whole or in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System. On March 30, 2016, the Company made a capital contribution to EB in the amount of $85,000 from the net proceeds received from the issuance of the Subordinated Notes due 2026.
9.  Income Taxes
For the three months ended March 31, 2016 and 2015 the Company's effective income tax rate was 38.2% and 37.9%, respectively. The effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes for both periods.
10. Share-Based Compensation
Option Plans - During the three months ended March 31, 2016, 83,500 options were exercised with a total intrinsic value of $543.

Nonvested Stock - The Company issues restricted stock awards, consisting of restricted stock units, to certain employees as an incentive for continued employment and achievement of defined performance metrics by the Company and to certain directors in lieu of cash payouts for compensation. Beginning in 2016, the Company issued service-based and performance-based restricted stock awards. The grant date fair value of the service-based awards is equal to the price of the Company's common stock at grant date adjusted for expected dividends as the Company's restricted stock units do not accrue dividends. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of the Company's common stock as of the grant date.
On March 29, 2016, the Company issued 440,260 service-based restricted stock units with a grant date fair value of $14.14. The Company issued 282,308 performance-based restricted stock units with a grant date fair value of $4.33, which reflects the impact that the market condition has on the fair value of the award. For the performance-based restricted stock units, employees will earn shares, totaling between 0% and 200% of the number of units issued, based on the achievement of total shareholder return goals over one, two and three year performance periods, with an opportunity for full vesting (200% of target shares) based on three year performance.
11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net income	$27,924	$14,230
Less dividends on preferred stock	(2,531)	(2,531)
Net income allocated to common shareholders	$25,393	$11,699
(Units in Thousands)
Average common shares outstanding	125,125	123,939
Common share equivalents:
Stock options	535	1,834
Nonvested stock	385	264
Average common shares outstanding, assuming dilution	126,045	126,037
Basic earnings per share	$0.20	$0.09
Diluted earnings per share	$0.20	$0.09
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Stock Options	5,890,291	874,060

12.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, accounts payable, or accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of March 31, 2016 and December 31, 2015 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
March 31, 2016
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,228,000	$—	$86,484
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	978,920	18,481	341
Forward and optional forward sale commitments	2,178,567	53	13,020
Forward and optional forward purchase commitments	1,090,125	7,695	2,055
Interest rate swaps and futures	51,653	—	801
Foreign exchange contracts	495,584	14,911	1,047
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	135,205	1,544	—
Options embedded in client deposits	133,920	—	1,543
Indemnification asset	54,586	864	—
Total freestanding derivatives		43,548	18,807
Netting and cash collateral adjustments (1)		(20,251)	(101,372)
Total derivatives		$23,297	$3,919

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,178,000	$—	$32,521
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	582,052	8,109	715
Forward and optional forward sale commitments	1,669,404	2,236	1,613
Forward and optional forward purchase commitments	30,000	141	—
Interest rate swaps and futures	309,488	—	288
Foreign exchange contracts	521,018	2,925	7,175
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	154,905	1,178	—
Options embedded in client deposits	153,353	—	1,180
Indemnification asset	82,849	982	—
Total freestanding derivatives		15,571	10,971
Netting and cash collateral adjustments (1)		(5,510)	(39,219)
Total derivatives		$10,061	$4,273

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of March 31, 2016 and December 31, 2015 include derivative positions netted totaling $4,954 and $3,855, respectively.

Cash Flow Hedges
As of March 31, 2016, AOCI included $18,487 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 19 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three months ended March 31, 2016 and 2015 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended March 31,
	2016	2015
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(31,712)	$(9,759)
Gains (losses) on foreign exchange forward contracts (2)	23,728	(29,712)
Other	3	137

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, and interest rate swaps and futures.

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
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on March 31, 2016 and December 31, 2015 was $103,407 and $41,597, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2016 and December 31, 2015, $96,418 and $35,364, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of March 31, 2016 and December 31, 2015, $135,685 and $76,175, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2016 and December 31, 2015, $15,297 and $1,655, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of March 31, 2016 and December 31, 2015, the Company held $17,630 and $2,900, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of March 31, 2016 and December 31, 2015, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale and certain other assets for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Netting	Total
March 31, 2016
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$503,069	$—		$503,069
Asset-backed securities	—	1,298	—		1,298
Other	227	175	—		402
Total available for sale securities	227	504,542	—		504,769
Loans held for sale	—	670,739	351,210		1,021,949
Other assets (1)	—	—	127		127
Derivative financial instruments:
Derivative assets (Note 12)	—	25,067	18,481	(20,251)	23,297
Derivative liabilities (Note 12)	—	104,950	341	(101,372)	3,919

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$553,258	$—		$553,258
Asset-backed securities	—		1,352	—		1,352
Other	229		180	—		409
Total available for sale securities	229		554,790	—		555,019
Loans held for sale	—		624,726	683,015		1,307,741
Financial liabilities:
Other liabilities (1)	—		—	336		336
Derivative financial instruments:
Derivative assets (Note 12)	—	(2)	7,462	8,109	(5,510)	10,061
Derivative liabilities (Note 12)	—		42,777	715	(39,219)	4,273

(1)
Other assets and other liabilities represent the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of March 31, 2016 and December 31, 2015, the Company had outstanding commitments of $64,727 and $89,650, respectively, related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate swap futures.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three months ended March 31, 2016 and 2015 are as follows:

	Loans Held for Sale (1)	Other Assets / (Liabilities)(2)	Freestanding Derivatives, net (3)
Three Months Ended March 31, 2016
Balance, beginning of period	$683,015	$(336)	$7,394
Issuances	202,199	325	25,033
Sales	(499,400)	—	—
Settlements	(49,000)	(245)	(24,453)
Gains (losses) included in earnings for the period	14,396	383	10,166
Balance, end of period	$351,210	$127	$18,140
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2016	$6,409	$168	$17,671

Three Months Ended March 31, 2015
Balance, beginning of period	$317,430	$—	$16,862
Issuances	358,030	—	35,930
Sales	(135,296)	—	—
Settlements	(12,885)	—	(34,640)
Gains (losses) included in earnings for the period	7,064	—	7,197
Balance, end of period	$534,343	$—	$25,349
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2015	$7,160	$—	$18,691

(1)	Net realized and unrealized gains (losses) on loans held for sale are included in gain on sale of loans.

(2)	Net realized and unrealized gains (losses) on extended written loan commitments are included in gain on sale of loans.

(3)	Net realized and unrealized gains (losses) on IRLCs are included in gain on sale of loans.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2016				Min.		Max.	Weighted Avg.
Loans held for sale	351,210	Discounted cash flow	Cost of funds	1.71%	-	2.66%	2.28%
			Prepayment rate	5.61%	-	27.13%	11.71%
			Default rate	0.00%	-	2.41%	0.35%
			Weighted average life (in years)	3.00	-	10.16	6.36
			Cumulative loss	0.00%	-	0.44%	0.05%
			Loss severity	2.33%	-	29.06%	11.36%
IRLCs, net	$18,140	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.02%	(1)
Other assets	127	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	73.20%	(1)
December 31, 2015
Loans held for sale	683,015	Discounted cash flow	Cost of funds	2.07%	-	3.11%	2.82%
			Prepayment rate	5.18%	-	27.15%	9.48%
			Default rate	0.00%	-	2.87%	0.34%
			Weighted average life (in years)	3.00	-	10.58	7.37
			Cumulative loss	0.00%	-	0.56%	0.05%
			Loss severity	2.25%	-	24.04%	10.90%
IRLCs, net	$7,394	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.56%	(1)
Other liabilities	(336)	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	72.85%	(1)

(1)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at March 31, 2016 and December 31, 2015:

March 31, 2016
Fair value carrying amount	$1,021,949
Aggregate unpaid principal balance	983,257
Fair value carrying amount less aggregate unpaid principal	$38,692
December 31, 2015
Fair value carrying amount	$1,307,741
Aggregate unpaid principal balance	1,277,340
Fair value carrying amount less aggregate unpaid principal	$30,401
No loans recorded under the fair value option were 90 days or more past due or on nonaccrual status at March 31, 2016 or December 31, 2015.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding was $33,319 and $34,684 for the three months ended March 31, 2016 and 2015, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
The Company has elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration these loan commitments are present on the balance sheet, the Company has elected the fair value option of accounting. The fair value option of accounting was elected for these instruments due to the burden of complying with the requirements of hedge accounting. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net gains from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those commitments was $168 for the three months ended March 31, 2016. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
Non-recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized during the reporting period. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at March 31, 2016 and December 31, 2015 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
March 31, 2016
Collateral-dependent loans (1)	$—	$—	$43,751	$43,751	$2,432
Other real estate owned (1) (2)	—	—	5,623	5,623	217
Mortgage servicing rights	—	—	288,405	288,405	22,542
December 31, 2015
Collateral-dependent loans (1)	$—	$—	$45,414	$45,414	$7,324
Other real estate owned (1) (2)	—	—	3,814	3,814	2,999
Mortgage servicing rights (3)	—	—	311,447	311,447	11,779
Loans held for sale	—	—	402	402	40

(1)
The Company performs its lower of cost or fair value analysis when an asset becomes impaired or when a loan is transferred to OREO. Subsequent valuations are performed periodically and usually occur throughout the reporting period. The table above discloses the period ending investment using the most recent asset valuation.

(2)
Gains and losses resulting from subsequent measurement of OREO are included in the condensed consolidated statements of income as general and administrative expense. OREO is included in other assets in the condensed consolidated balance sheets.

(3)
The fair value for mortgage servicing rights represents the value of the strata with impairment or recoveries on previous valuation allowances. Total gains and losses due to change in fair value excludes write-offs of the valuation allowance of $20,208 related to the sale of $54,227 in MSR during the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2016				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$43,751	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,623	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	288,405	Discounted cash flow	Prepayment speed	9.90%	-	15.05%	10.28%	(2)
			Discount rate	9.53%	-	9.80%	9.55%	(3)
December 31, 2015
Collateral-dependent loans	$45,414	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	3,814	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	311,447	Discounted cash flow	Prepayment speed	8.61%	-	14.72%	9.09%	(2)
			Discount rate	9.55%	-	9.71%	9.57%	(3)
Loans held for sale	402	Discounted cash flow	Cost of funds	2.59%	-	2.96%	2.72%
			Prepayment rate	5.40%	-	11.50%	8.36%
			Default rate	2.39%	-	100.00%	62.67%
			Weighted average life (in years)	5.74	-	9.47	6.94
			Cumulative loss	0.30%	-	13.73%	3.61%
			Loss severity	1.73%	-	25.97%	11.12%

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
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Financial assets:
Investment securities:
Held to maturity	$101,305	$105,791	$—	$105,791	$—
Loans held for sale (1)	115,753	115,753	—	416	115,337
Loans held for investment (2)	20,738,294	20,845,271	—	—	20,845,271
Financial liabilities:
Time deposits	$6,556,128	$6,624,469	$—	$6,624,469	$—
Other borrowings	5,147,000	5,225,649	—	5,225,649	—
Trust preferred securities and subordinated notes payable	365,167	351,162	—	264,555	86,607
December 31, 2015
Financial assets:
Investment securities:
Held to maturity	$103,746	$105,448	$—	$105,448	$—
Loans held for sale (1)	201,527	203,739	—	293	203,446
Loans held for investment (2)	20,221,754	20,242,756	—	—	20,242,756
Financial liabilities:
Time deposits	$6,710,244	$6,739,106	$—	$6,739,106	$—
Other borrowings	5,877,000	5,898,259	—	5,898,259	—
Trust preferred securities and subordinated notes payable	276,170	262,855	—	175,156	87,699

(1)	The carrying value of loans held for sale excludes $1,021,949 and $1,307,741 in loans measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $69,431 and $65,950 as of March 31, 2016 and December 31, 2015, respectively. In addition, the carrying values exclude $1,934,334 and $1,927,601 of lease financing receivables within the equipment financing receivables portfolio as of March 31, 2016 and December 31, 2015, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within the other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in the market and are therefore classified within Level 1 of the valuation hierarchy. The remaining investment portfolio (nonagency CMO, ABS, agency CMO which contain both available for sale and held to maturity investment securities and agency MBS securities) uses fair values which are derived from quoted market prices and values from third party pricing services for which management understands the methods used to determine fair value and is able to assess the values and are therefore classified within Level 2 of the fair value hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. The procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive market. As of March 31, 2016 and December 31, 2015, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
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
Subordinated Notes Payable —The Company issued and sold through a public offering $175,000 and $90,000 of subordinated notes on June 30, 2015 and March 14, 2016, respectively. These notes are valued using quoted market prices for the publicly traded debt, but are not actively traded on the secondary market and are therefore classified within Level 2 of the valuation hierarchy.
Interest Rate Swaps, Forward Interest Rate Swaps and Interest Rate Swap Futures — The fair value of interest rate swaps and forward interest rate swaps is determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within Level 2 of the valuation hierarchy. See Note 12 for additional information on cash flow hedges.
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
Interest Rate Lock Commitments and Extended Written Loan Commitments— Fair values of interest rate lock commitments and extended written loan commitments are derived using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable input used in the valuation process is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by the Company's secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and as such both IRLC and extended written loan commitments are classified within Level 3 of the valuation hierarchy. Generally, the fair value of these instruments are positive (negative) if the prevailing interest rate is lower (higher) than the locked in rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitment to increase if in a gain position, or decrease if in a loss position.
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
Unfunded credit extension commitments at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Commercial and commercial real estate (1)	$2,045,602	$2,002,796
Home equity lines of credit	431,571	144,190
Credit card lines of credit	22,773	21,979
Standby letters of credit	15,293	15,639
Total unfunded credit extension commitments	$2,515,239	$2,184,604

(1)	Of the outstanding unfunded commercial commitments, $913,972 and $909,065 were cancellable by the Company at March 31, 2016 and December 31, 2015, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $183,488 and $169,922 of these commitments outstanding as of March 31, 2016 and December 31, 2015, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Residential mortgage	$469,081	$495,039
Commercial and commercial real estate	738,910	662,509
Equipment financing receivables	337,780	329,278
Total commitments to lend in the pipeline	$1,545,771	$1,486,826
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At March 31, 2016 and December 31, 2015, the Company had $223,276 and $231,248, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of March 31, 2016 are as follows:

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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights and under the agreement, the Company is obligated to pay $39,301, in the aggregate, through February 28, 2025. Under the agreement, the amount due in 2016 is $3,869, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2010 through March 31, 2016, the Company originated, sold and securitized approximately $41,702,249 of mortgage loans to GSEs and private non-GSE purchasers.

In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD) which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. Certain of the Company's private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions for certain non-conforming jumbo loan products and certain cash sales to GSEs.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination and sale of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated and sold. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. Under this Level 3 technique, the historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $4,033 and $4,290 at March 31, 2016 and December 31, 2015, respectively, and is recorded in accounts payable and accrued liabilities. The Company incurred liabilities for new loan sales and securitizations of $544 and $442 for the three months ended March 31, 2016 and 2015, respectively. The liability is amortized, through a credit to earnings, as the Company is released from risk.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans in which the Company does not own the underlying mortgage, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced for others at March 31, 2016 and December 31, 2015, was $31,171,000 and $31,155,000, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at March 31, 2016 and December 31, 2015, was $1,671 and $1,806, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $135,313 and $138,812 at March 31, 2016 and December 31, 2015, respectively.
Legal Actions — On January 5, 2016, the Office of the Comptroller of the Currency (OCC) terminated EverBank’s consent order, including the remaining portions of the 2011 consent order as amended in 2013 and 2015, having determined that EverBank had satisfied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1,000 in civil money penalties pertaining to certain improper fees charged to borrowers during the timeframe the consent order had been in place. At March 31, 2016, EverBank has accrued approximately $607 for potential further remediation payments to be made to borrowers under that action plan. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$23,217	$23,217	$31,825	$31,825
Debt securities	605,847	605,847	658,536	658,536
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in both the Company’s overall analysis of the allowance for loan and lease losses. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records these commercial loans on its condensed consolidated balance sheet as loans held for investment.

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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three months ended March 31, 2016 and 2015. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended March 31, 2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$97,520		$80,568	$(4,307)	$—	$173,781
Total net revenue	113,099	(1)	94,603	(4,168)	—	203,534
Intersegment revenue	14,148		(14,148)	—	—	—
Depreciation and amortization	2,158		2,602	1,898	—	6,658
Income (loss) before income taxes	21,692	(1)	56,032	(32,539)	—	45,185
Total assets	16,294,379		10,486,284	298,701	(437,965)	26,641,399

	As of and for the Three Months Ended March 31, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$84,657		$72,336	$(1,555)	$—	$155,438
Total net revenue	106,657	(2)	82,709	(1,407)	—	187,959
Intersegment revenue	11,797		(11,797)	—	—	—
Depreciation and amortization	2,320		2,812	1,605	—	6,737
Income (loss) before income taxes	6,665	(2)	47,291	(31,039)	—	22,917
Total assets	14,665,509		8,760,963	211,067	(290,320)	23,347,219
(1) Segment earnings in the Consumer Banking segment included a $22,542 charge for MSR impairment for the three months ended March 31, 2016.
(2) Segment earnings in the Consumer Banking segment included a $43,352 charge for MSR impairment for the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three months ended March 31, 2016 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements contained in this report. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC) on February 19, 2016 and in Part II, Item 1A “Risk Factors” contained in this report, and include risks discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in other periodic reports we file with the SEC. These factors include without limitation:

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

•
impact of current and future legal and regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and the capital and liquidity requirements promulgated by the Basel Committee on Banking Supervision (Basel Committee);

•	effects of changes in existing United States (U.S.) government or government-sponsored mortgage programs;

•	changes in laws and regulations that may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans;

•	legislative action regarding foreclosures or bankruptcy laws;

•	changes to generally accepted accounting principles (GAAP);

•	environmental liabilities with respect to properties that we take title to upon foreclosure;

•	fluctuations in our stock price; and

•	inability of EverBank (EB or EverBank), our banking subsidiary, to pay dividends.
Reclassifications
Certain prior period information in this MD&A has been reclassified to conform to current period classifications.
Introduction and Overview
We are a savings and loan holding company which operates primarily through our direct subsidiary, EverBank. EB is a federally chartered thrift institution with its home office located in Jacksonville, Florida. References to “we,” “our,” “us,” "EFC," or the “Company” refer to the holding company and its subsidiaries that are consolidated for financial reporting purposes. We are a diversified financial services company that provides innovative banking, lending and investment products and services to clients nationwide through scalable, low-cost distribution channels. Our business model attracts financially sophisticated, self-directed, mass-affluent clients and a diverse base of small and medium sized business clients. We market and distribute our banking products and services primarily through our integrated online and mobile financial portal, high-volume financial centers in targeted Florida markets and other national business relationships. These channels are connected by technology-driven centralized platforms, which provide operating leverage throughout our business.
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
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the Federal Reserve Board (FRB) has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate declined to 5.0% at March 31, 2016, and consumer confidence, gross domestic product and average home prices have all risen. While economic conditions have improved domestically, under-employment and wage growth remain a worry amidst the backdrop of low inflation in the United States and abroad. Recent upticks in labor force participation alongside wage growth are being closely monitored by the markets for signs of sustained or expected inflation. Moreover, inflation in most of the Euro- Zone is at or below zero and central banks around the world have maintained an accommodative stance with continued drops in short term rates. A handful of developed economies now have negative interest rates and the accommodative stance by these major economies has created resistance for domestic rates to rise. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The FRB announced a quarter point increase to short term rates in December 2015. The resulting strength of the dollar coupled with falling oil prices has led to growing speculation as to how likely and quickly that the FRB may further raise short term interest rates. This has caused market disruption in the bond markets as the spread between the 10 year and 2 year swap rates at March 31, 2016 narrowed to just 0.79%. The growing belief that the FRB will raise rates at a slower pace and the perceived potential of a global recession drove long term rates down including dropping the benchmark mortgage rate (BMR) to 3.65% at March 31, 2016 and went as low as 3.53% during the quarter. The drop in the BMR, especially from a historically low BMR, impacts the fair value of our mortgage servicing rights (MSR) as well as influences volumes in our mortgage production business.
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
Performance Highlights
First Quarter 2016 Key Highlights

•	Total assets of $26.6 billion, an increase of 14% year over year.

•	Portfolio loans held for investment (HFI) of $22.8 billion, an increase of 23% year over year.

•	Total deposits of $19.0 billion, an increase of 18% year over year.

•	Adjusted return on average equity (ROE)[1] of 9.3% for the quarter. GAAP ROE of 6.0%.

•	Tangible common equity per common share was $13.23 at March 31, 2016, an increase of 5% year over year.[1]

•	Adjusted non-performing assets to total assets[1] of 0.53% at March 31, 2016. Annualized net charge-offs to average total loans and leases held for investment of 0.07% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 9.9% and bank Tier 1 leverage ratio of 8.2% at March 31, 2016.

•	Increased our consolidated Tier 2 capital during the quarter through the issuance of $90 million of 6.00% Fixed to Floating Rate Subordinated Notes due 2026.

1 Reconciliations of Non-GAAP financial measures can be found in Tables 2, 3 ,4, 12A, 12B, and 25.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2016	2015
For the Period:
Operating Results:
Total revenue(1)	$203,534	$187,959
Net interest income	173,781	155,438
Provision for loan and lease losses	8,919	9,000
Noninterest income	29,753	32,521
Noninterest expense	149,430	156,042
Net income allocated to common shareholders	25,393	11,699
Net earnings per common share, diluted	0.20	0.09
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 2 for non-GAAP reconciliation)	$0.32	$0.31
Yield on interest-earning assets	3.85%	3.99%
Cost of interest-bearing liabilities	1.14%	1.03%
Net interest margin	2.82%	3.09%
Return on average assets	0.43%	0.26%
Return on average risk-weighted assets(2)	0.66%	0.40%
Return on average equity(3)	6.0%	2.9%
Adjusted return on average equity(4)	9.3%	9.7%
Efficiency ratio(5)	73%	83%
Adjusted efficiency ratio(6) (see Table 3 for non-GAAP reconciliation)	66%	66%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.07%	0.16%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$1,797.1	$2,366.0
Jumbo residential mortgage loans originated (in millions)	724.5	1,300.7
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$365.0	$480.2
Equipment financing receivables (in millions)	299.8	223.3
Commercial Banking loan and lease sales (in millions)	277.7	11.2

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	March 31, 2016	December 31, 2015
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$22,672,628	$22,149,355
Total assets	26,641,399	26,601,026
Deposits	18,996,477	18,242,042
Total liabilities	24,785,496	24,732,705
Total shareholders’ equity	1,855,903	1,868,321
Loans and leases held for investment as a percentage of deposits	120%	122%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	97%	99%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 25 for non-GAAP reconciliation)	0.53%	0.53%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 27)	0.37%	0.35%
Government insured pool buyouts as a percentage of loans and leases held for investment	19%	19%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 42)	9.9%	9.9%
Tier 1 leverage ratio (bank level; see Table 40)	8.2%	8.1%
Total risk-based capital ratio (bank level; see Table 40)	12.9%	12.4%
Tangible common equity per common share(7)	$13.23	$13.36
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$41,013.0	$41,104.7
Consumer Banking loans as a percentage of loans and leases held for investment	55%	55%
Consumer deposits (in millions)	$14,685.3	$14,054.4
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	45%	45%
Commercial deposits (in millions)	$4,311.2	$4,187.6

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

Adjusted net income, adjusted return on average equity and adjusted efficiency ratio include adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income	Table 2
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Net income	$27,924	$14,230
Transaction expense and non-recurring regulatory related expense, net of tax	(43)	1,498
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(14)	(967)
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	13,976	26,879
Restructuring cost, net of tax	438	—
Adjusted net income	$42,281	$41,640
Adjusted net income allocated to preferred stock	2,531	2,531
Adjusted net income allocated to common shareholders	$39,750	$39,109
Adjusted net earnings per common share, basic	$0.32	$0.32
Adjusted net earnings per common share, diluted	$0.32	$0.31
Weighted average common shares outstanding:
(units in thousands)
Basic	125,125	123,939
Diluted	126,045	126,037
A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio	Table 3
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net interest income	$173,781	$155,438
Noninterest income	29,753	32,521
Total revenue	203,534	187,959
Adjustment items (pre-tax):
MSR impairment (recovery)	22,542	43,352
Adjusted total revenue	$226,076	$231,311

Noninterest expense	$149,430	$156,042
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	69	(2,417)
Restructuring cost	(706)	—
Adjusted noninterest expense	$148,793	$153,625

GAAP efficiency ratio	73%	83%
Adjusted efficiency ratio	66%	66%

A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets	Table 4
(dollars in thousands except share and per share amounts)	March 31, 2016	December 31, 2015
Shareholders’ equity	$1,855,903	$1,868,321
Less:
Goodwill	46,859	46,859
Intangible assets	1,535	1,772
Tangible equity	1,807,509	1,819,690
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,657,509	$1,669,690

Common shares outstanding at period end	125,247,099	125,020,843
Book value per common share	$13.62	$13.74
Tangible common equity per common share	13.23	13.36

Total assets	$26,641,399	$26,601,026
Less:
Goodwill	46,859	46,859
Intangible assets	1,535	1,772
Tangible assets	$26,593,005	$26,552,395

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5
	Three Months Ended
	March 31, 2016			March 31, 2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$312,614	$396	0.51%	$255,816	$160	0.25%
Investments	876,401	7,404	3.39%	1,067,104	8,022	3.02%
Loans held for sale	2,023,076	17,156	3.39%	1,523,484	12,516	3.29%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	7,063,490	55,495	3.14%	6,219,788	52,187	3.36%
Government insured pool buyouts	4,429,707	53,479	4.83%	3,568,879	38,710	4.34%
Residential mortgages	11,493,197	108,974	3.79%	9,788,667	90,897	3.71%
Home equity lines and other	524,890	5,317	4.07%	158,896	1,933	4.93%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	4,033,661	48,103	4.75%	3,547,906	49,079	5.53%
Mortgage warehouse finance	1,846,294	12,999	2.79%	1,233,928	8,604	2.79%
Lender finance	1,287,134	11,214	3.45%	774,608	6,970	3.60%
Commercial and commercial real estate	7,167,089	72,316	4.01%	5,556,442	64,653	4.65%
Equipment financing receivables	2,377,047	27,296	4.59%	2,031,071	24,850	4.89%
Total loans and leases held for investment	21,562,223	213,903	3.96%	17,535,076	182,333	4.16%
Total interest-earning assets	24,774,314	$238,859	3.85%	20,381,480	$203,031	3.99%
Noninterest-earning assets	1,423,049			1,388,038
Total assets	$26,197,363			$21,769,518
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,641,030	$6,197	0.68%	$3,662,559	$6,096	0.68%
Market-based money market accounts	341,235	518	0.61%	362,498	528	0.59%
Savings and money market accounts, excluding market-based	6,444,921	12,506	0.78%	5,133,320	8,190	0.65%
Market-based time	369,649	774	0.84%	443,962	760	0.69%
Time, excluding market-based	6,333,503	19,095	1.20%	4,936,035	14,190	1.16%
Total deposits	17,130,338	39,090	0.91%	14,538,374	29,764	0.83%
Borrowings:
Trust preferred securities and subordinated notes payable	293,781	4,462	6.08%	103,750	1,640	6.41%
Long-term Federal Home Loan Bank (FHLB) advances	3,824,527	20,018	2.07%	1,966,611	15,137	3.08%
Short-term FHLB advances	1,429,945	1,508	0.42%	2,083,478	1,052	0.20%
Total borrowings	5,548,253	25,988	1.86%	4,153,839	17,829	1.72%
Total interest-bearing liabilities	22,678,591	$65,078	1.14%	18,692,213	$47,593	1.03%
Noninterest-bearing demand deposits	1,285,853			1,104,966
Other noninterest-bearing liabilities	376,071			216,777
Total liabilities	24,340,515			20,013,956
Total shareholders’ equity	1,856,848			1,755,562
Total liabilities and shareholders’ equity	$26,197,363			$21,769,518
Net interest income/spread		$173,781	2.71%		$155,438	2.96%
Net interest margin			2.82%			3.09%
Memo: Total deposits including noninterest-bearing	$18,416,191	$39,090	0.85%	$15,643,340	$29,764	0.77%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

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
	Three Months Ended March 31, 2016
	Compared to
	March 31, 2015
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$36	$200	$236
Investments	(1,433)	815	(618)
Loans held for sale	4,082	558	4,640
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	7,040	(3,732)	3,308
Government insured pool buyouts	9,286	5,483	14,769
Residential mortgages	16,326	1,751	18,077
Home equity lines and other	4,486	(1,102)	3,384
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	6,683	(7,659)	(976)
Mortgage warehouse finance	4,247	148	4,395
Lender finance	4,587	(343)	4,244
Commercial and commercial real estate	15,517	(7,854)	7,663
Equipment financing receivables	4,210	(1,764)	2,446
Total loans and leases held for investment	40,539	(8,969)	31,570
Total change in interest income	43,224	(7,396)	35,828
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$(36)	$137	$101
Market-based money market accounts	(31)	21	(10)
Savings and money market accounts, excluding market-based	2,110	2,206	4,316
Market-based time	(128)	142	14
Time, excluding market-based	4,041	864	4,905
Total deposits	5,956	3,370	9,326
Borrowings:
Trust preferred securities and subordinated notes payable	3,029	(207)	2,822
Long-term FHLB advances	14,228	(9,347)	4,881
Short-term FHLB advances	(325)	781	456
Total borrowings	16,932	(8,773)	8,159
Total change in interest expense	22,888	(5,403)	17,485
Total change in net interest income	$20,336	$(1,993)	$18,343

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
First Quarter 2016 compared to First Quarter 2015
Net interest income increased by $18.3 million, or 12%, in the first quarter of 2016 compared to the same period in 2015 due to an increase in interest income of $35.8 million, or 18%, partially offset by an increase in interest expense of $17.5 million, or 37%. Our net interest margin decreased by 27 basis points in the first quarter of 2016 compared to the same period in 2015, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment coupled with an increase in rates on interest-bearing liabilities, which is primarily to fund the growth in our balance sheet.
Yields on our interest-earning assets decreased by 14 basis points in the first quarter of 2016 compared to the same period in 2015, primarily due to a decrease in yields on our loans and leases held for investment partially offset by increases in yields on our investment securities and loans held for sale.
The yields on our investment securities increased by 37 basis points in the first quarter of 2016 compared to the same period in 2015 primarily due to sales of lower yielding investment securities and purchases of higher yielding investment securities since the first quarter of 2015.
The yields on our loans held for sale increased by 10 basis points in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in the current market mortgage rates of our loans held for sale coupled with commercial real estate loans held for sale that were transferred into held for sale during third quarter of 2015, which carry a higher yield.
The yields on our loans and leases held for investment portfolio decreased by 20 basis points in the first quarter of 2016 compared to the same period in 2015, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 64 basis points due to decreases in yields in commercial real estate and other commercial and lender finance portfolios coupled with the relative increase in our mortgage warehouse finance compared to our other commercial loan portfolios. The yield on our commercial real estate and other commercial portfolio declined by 78 basis points in the first quarter of 2016 compared to the same period in 2015 due to continued production of commercial real estate and other commercial loans at current market rates, the purchase of an asset based lending platform with lower yields than our existing portfolio, and a reduction in prepayment income. Yields on our lender finance portfolio decreased 15 basis points due to continued production and additional advances at current market rates. In addition, the increase in the balance in our mortgage warehouse finance business also negatively impacted the yield on our commercial loans as it has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 30 basis points in the first quarter of 2016 compared to the same period in 2015 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment increased 8 basis points in the first quarter of 2016 compared to the same period in 2015 due to the performance of our government insured pool buyout portfolio which saw an increase in yield of 49 basis points. This was partially offset by the continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment.
The yields on our interest-bearing liabilities increased by 11 basis points in the first quarter of 2016 compared to the same period in 2015, primarily due to increases in the rates paid on deposits and other borrowings. The rates paid on our other borrowings increased by 14 basis points in the first quarter of 2016 compared to the same period in 2015 as a result of the rate paid on our short term FHLB advances which increased 22 basis points as well as a change in the overall make-up of our FHLB advance balance which saw a large increase in the amount of long term FHLB advances compared to a decrease in our short term FHLB advances. The rates paid on our deposits increased 8 basis points during the first quarter of 2016 compared to the same period in 2015 primarily due to the increase in our time deposits which carry a higher interest rate than our interest bearing demand and money market accounts.
Average balances of our interest-earning assets increased by $4.4 billion, or 22%, in the first quarter of 2016 compared to the same period in 2015 primarily due to a $4.0 billion increase in loans and leases held for investment and a $0.5 billion increase in loans held for sale. This increase was partially offset by a $0.2 billion decrease in our investments portfolio.
The year over year increase in the average balance of loans and leases held for investment was $4.0 billion in the first quarter of 2016 compared to the same period in 2015, as a result of increases of $1.7 billion, $1.6 billion, $0.3 billion and $0.4 billion in our residential mortgage, commercial and commercial real estate, equipment financing receivables and home equity lines and other portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo adjustable rate mortgage (ARM) products for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly as a result of strong production in relation to paydowns in our commercial real estate portfolio, the purchase of our asset based lending business in May of 2015 and continued strong lender finance fundings coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes from the first quarter of 2015 to the first quarter of 2016. Our home equity lines and other portfolio increased due to the origination of new home equity lines of credit throughout the second half of 2015 and first quarter of 2016. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The increase in the average balance of our loans held for sale was a result of increased production in both agency and jumbo preferred loans due to the low interest rate environment in the first quarter of 2016 as well as the transfer of certain commercial loans into held for sale that we intend to sell in the secondary market. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio was primarily driven by continued principal paydowns as well as the sale of certain investment securities during 2015. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
Average balances in our interest-bearing liabilities increased by $4.0 billion, or 21%, in the first quarter of 2016 compared to the same period in 2015 due to increases in the average balance of our deposits of $2.6 billion and an increase in other borrowings of $1.4 billion. The increase in our deposit balances was primarily driven by an increase in time deposits coupled with an increase in our savings and money market accounts. The increase in our average other borrowings balance was due to an increase in long-term advances as well as issuance of subordinated notes during 2015 and a subsequent issuance in the first quarter of 2016. These increases were partially offset by a decrease in short term FHLB advances.

Provision for Loan and Lease Losses
We assess the allowance for loan and lease losses and make provisions for loan and lease losses as deemed appropriate in order to maintain an appropriate allowance for loan and lease losses. Increases in the allowance for loan and lease losses are achieved through provisions for loan and lease losses that are charged against net interest income. Additional allowance may result from a reduction of the net present value (NPV) of our acquired credit impaired (ACI) loans in instances where we have a decrease in our cash flow expectations.
The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at three months ended March 31, 2016 and 2015:

Provision for Loan and Lease Losses				Table 7
	Three Months Ended March 31, 2016
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$37	$3,115	$(181)	$2,971
Commercial and commercial real estate	869	1,044	(22)	1,891
Equipment financing receivables	1,275	2,419	—	3,694
Home equity lines and other	—	363	—	363
Total Provision for Loan and Lease Losses	$2,181	$6,941	$(203)	$8,919

	Three Months Ended March 31, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(47)	$3,013	$(2,105)	$861
Commercial and commercial real estate	2,058	3,422	(1,560)	3,920
Equipment financing receivables	—	3,687	—	3,687
Home equity lines and other	—	532	—	532
Total Provision for Loan and Lease Losses	$2,011	$10,654	$(3,665)	$9,000
First Quarter 2016 Compared to First Quarter 2015
We recorded a provision for loan and lease losses of $8.9 million in the first quarter of 2016, which is an decrease of $0.1 million from $9.0 million in the same period in 2015. Although overall provision remained consistent between the two periods, the residential mortgage and commercial and commercial real estate portfolios experienced offsetting provision changes during the periods compared. The provision for ACI residential mortgage loans increased $1.9 million, or 91%, in the first quarter of 2016 when compared to the first quarter of 2015 as expectations of future cash flows resulted in only modest releases of prior period valuation allowances. Commercial and commercial real estate provision, however, experienced a decline in provision expense over the same period of $2.0 million, or 52%, as the provision for non-ACI loans, both specifically and collectively evaluated, declined, while the provision for ACI loans increased. The provision for loans specifically reserved declined $1.2 million, or 58%, as the net recorded investment for loans impaired due to concerns regarding collectability is currently supportable by the fair value of the collateral. Similarly, the provision for loans collectively evaluated for commercial and commercial real estate declined $2.4 million, or 69%, as first quarter of 2015 included a provision related to the downgrade of several loans that were eventually impaired. These declines were partially offset by a decrease in the amount of the release of provision for ACI commercial and commercial real estate loans for first quarter of 2016 of $1.5 million, or 99%, when compared to first quarter of 2015 as expectations of future cash flows resulted in only modest releases of prior period valuation allowances. Net charge-offs on the loans held for investment portfolio were $3.6 million in the first quarter of 2016 compared to $7.0 million in the same period in 2015. The net charge-off ratio was 0.07% in the first quarter of 2016 compared to 0.16% in the same period in 2015.
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

Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income		Table 8
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Loan servicing fee income	$23,441	$34,132
Amortization of MSR	(14,731)	(20,299)
Recovery (impairment) of MSR	(22,542)	(43,352)
Net loan servicing income (loss)	(13,832)	(29,519)
Gain on sale of loans	28,751	42,623
Loan production revenue	5,260	5,387
Deposit fee income	3,102	4,050
Other lease income	4,367	4,080
Other	2,105	5,900
Total Noninterest Income	$29,753	$32,521
First Quarter 2016 compared to First Quarter 2015
Noninterest income decreased by $2.8 million, or 9%, in the first quarter of 2016 compared to the same period in 2015. The decrease in noninterest income was primarily driven by a reduction in gain on sale of loans and other noninterest income partially offset by an increase in net loan servicing income.
Gain on sale of loans decreased by $13.9 million, or 33%, in the first quarter of 2016 compared to the same period in 2015, primarily driven by a decrease in sales of our re-performing Ginnie Mae (GNMA) loans and a decline in funding volume in 2016 compared to 2015. These decreases were partially offset by gain on sale related to commercial loan sales in the first quarter of 2016 of $6.5 million. During the first quarter of 2016 we sold $7.3 million in unpaid principal balance (UPB) of GNMA re-performing loans compared to $103.7 million in UPB during the first quarter of 2015, which led to a decrease in gain on sale of $7.4 million. Agency loan origination volume declined $171.2 million to $872.3 million, or 49%, of total origination volume for the first quarter of 2016 compared to $1.0 billion, or 44%, of total origination volume in the same period in 2015. Preferred fixed rate jumbo originations declined $151.1 million from $350.8 million in the first quarter of 2015 to $199.7 million in the same period of 2016, which contributed to the decrease in gain on sale.
Net loan servicing income increased by $15.7 million, or 53%, in the first quarter of 2016 compared to the same period in 2015. The increase was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. MSR impairment of $22.5 million and $43.4 million was recorded in the first quarter of 2016 and 2015, respectively. The impairment of MSR results from differences in expected prepayment rates due to differences in the interest rate environment at March 31, 2016 compared to March 31, 2015. Our MSR UPB was lower in the first quarter of 2016 compared to 2015 as a result of the sale of $5.5 billion in UPB of servicing rights to Ditech Financial LLC (Ditech) effective May 1, 2015 and and the sale of $3.3 billion in UPB of MSR to Nationstar Mortgage LLC (NSM) effective November 2, 2015 and normal runoff, which also impacted the amount of impairment recognized during the period. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, the amortization of MSR decreased by $5.6 million in the first quarter of 2016 compared to the same period in 2015 primarily due to the MSR sales mentioned above. These decreases were partially offset by a $10.7 million, or 31%, decrease in loan servicing fee income in the first quarter of 2016 compared to the same period in 2015 primarily due to the sales noted above.
Other noninterest income decreased by $3.8 million, or 64%, in the first quarter of 2016 compared to the same period in 2015 primarily due to a $3.6 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition.

Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense		Table 9
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Salaries, commissions and other employee benefits expense	$91,640	$91,986
Equipment expense	15,917	16,045
Occupancy expense	6,264	5,856
General and administrative expense:
Legal and professional fees, excluding consent order expense	4,998	5,928
Credit-related expenses	4,907	2,698
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	7,241	6,414
Advertising and marketing expense	4,911	6,664
Subservicing expense	—	3,791
Consent order expense	(341)	2,741
Other	13,893	13,919
Total general and administrative expense	35,609	42,155
Total Noninterest Expense	$149,430	$156,042
First Quarter 2016 Compared to First Quarter 2015
Noninterest expense decreased by $6.6 million, or 4%, in the first quarter of 2016 compared to the same period in 2015. The decrease in noninterest expense was driven by decreases in salaries, commissions and other employee benefits expense and general and administrative expense which was partially offset by increases in equipment and occupancy expense.
Salaries, commissions and employee benefits decreased by $0.3 million, or less than 1%, in the first quarter of 2016 compared to the same period in 2015 primarily due to lower headcount in our consumer banking business as a result of our sale of servicing rights in May 2015 to Ditech as well as lower production volumes. The decrease is partially offset by an increase in headcount in our commercial banking business and corporate services as a result of growth in our commercial portfolio and compliance initiatives.
Occupancy and equipment expense increased by $0.3 million, or 1%, in the first quarter of 2016 compared to the same period in 2015 primarily due to a personal property tax reserve release during the first quarter of 2015, which was partially offset by a decline in the space and equipment needed to support our employees given the reduction in full time employees as a result of our MSR sales during 2015.
General and administrative expense decreased by $6.5 million, or 16%, in the first quarter of 2016 compared to the same period in 2015 primarily due to decreases in legal and professional fees, advertising and marketing expense, subservicing expense and consent order expense partially offset by increases in credit-related expenses, and FDIC premium assessment and other agency fees.
Legal and professional fees decreased by $0.9 million, or 16%, in the first quarter of 2016 compared to the same period in 2015 primarily due to higher legal costs in 2015 related to activities to grow our balance sheet.
Credit-related expenses increased by $2.2 million, or 82%, primarily due to an increase in our reserve for nonrecoverable advances related to our government-insured loans.
FDIC premium assessment and other agency fees increased by $0.8 million, or 13%, in the first quarter of 2016 compared to the same period in 2015 primarily due to continued growth in our balance sheet.
Advertising and marketing expense decreased by $1.8 million, or 26%, in the first quarter of 2016 compared to the same period in 2015 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we realized in 2015.
Subservicing expenses decreased by $3.8 million, or 100%, in the first quarter of 2016 compared to the same period in 2015 due to the execution of the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred for the first quarter of 2015 compared to none in 2016.
Consent order expense decreased by $3.1 million, or 112%, in the first quarter of 2016 compared to the same period in 2015 due to lower third party costs and remediation accruals as we settled our consent order with the Office of the Comptroller of the Currency (OCC) in early January 2016.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates		Table 10
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Provision for income taxes	$17,261	$8,687
Effective tax rates	38.2%	37.9%

For the three months ended March 31, 2016 and 2015, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings (Losses) and Segment Assets		Table 11
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Segment Earnings (Losses)
Consumer Banking	$21,692	$6,665
Commercial Banking	56,032	47,291
Corporate Services	(32,539)	(31,039)
Segment earnings	$45,185	$22,917
Segment Assets
Consumer Banking	$16,294,379	$14,665,509
Commercial Banking	10,486,284	8,760,963
Corporate Services	298,701	211,067
Eliminations	(437,965)	(290,320)
Total assets	$26,641,399	$23,347,219
The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended March 31, 2016
Net interest income (loss)	$97,520	$80,568	$(4,307)	$—	$173,781
Provision for loan and lease losses	3,334	5,585	—	—	8,919
Net interest income (loss) after provision for loan and lease losses	94,186	74,983	(4,307)	—	164,862
Total noninterest income	15,579	14,035	139	—	29,753
Total noninterest expense	88,073	32,986	28,371	—	149,430
Income (loss) before income tax	21,692	56,032	(32,539)	—	45,185
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(328)	—	259	—	(69)
Increase (decrease) in Bank of Florida non-accretable discount	—	(22)	—	—	(22)
MSR impairment (recovery)	22,542	—	—	—	22,542
Restructuring cost	118	379	209	—	706
Adjusted income (loss) before income tax (1)	$44,024	$56,389	$(32,071)	$—	$68,342
(1) Adjusted income (loss) before income tax is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is income (loss) before income tax. A reconciliations of this non-GAAP financial measures can be found in the Performance Highlights section above and the tables set forth in such section.

Business Segments Selected Financial Information					Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended March 31, 2015
Net interest income (loss)	$84,657	$72,336	$(1,555)	$—	$155,438
Provision for loan and lease losses	1,393	7,607	—	—	9,000
Net interest income (loss) after provision for loan and lease losses	83,264	64,729	(1,555)	—	146,438
Total noninterest income	22,000	10,373	148	—	32,521
Total noninterest expense	98,599	27,811	29,632	—	156,042
Income (loss) before income tax	6,665	47,291	(31,039)	—	22,917
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	2,324	—	93	—	2,417
Increase (decrease) in Bank of Florida non-accretable discount	—	(1,560)	—	—	(1,560)
MSR impairment (recovery)	43,352	—	—	—	43,352
Adjusted income (loss) before income tax (1)	$52,341	$45,731	$(30,946)	$—	$67,126
(1) Adjusted income (loss) before income tax is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is income (loss) before income tax. A reconciliations of this non-GAAP financial measures can be found in the Performance Highlights section above and the tables set forth in such section.

Consumer Banking

Consumer Banking	Table 13
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net interest income	$97,520	$84,657
Provision for loan and lease losses	3,334	1,393
Net interest income after provision for loan and lease losses	94,186	83,264
Noninterest income:
Net loan servicing income (loss)	(14,168)	(29,799)
Gain on sale of loans	22,281	42,621
Loan production revenue	3,787	4,391
Deposit fee income	2,947	3,961
Other	732	826
Total noninterest income	15,579	22,000
Noninterest expense:
Salaries, commissions and other employee benefits expense	47,337	50,635
Equipment and occupancy expense	11,591	12,007
General and administrative expense	29,145	35,957
Total noninterest expense	88,073	98,599
Segment earnings	$21,692	$6,665

Residential Mortgage Lending		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Key Metrics:
Mortgage lending volume:
Agency	$872,338	$1,043,500
Jumbo	724,536	1,300,746
Other	200,257	21,716
Mortgage lending volume	$1,797,131	$2,365,962
Mortgage loans sold: (1)
Agency, excluding GNMA II	$828,796	$912,100
Jumbo	981,304	189,965
GNMA II	7,308	103,700
Other	5,026	3,448
Mortgage loans sold	$1,822,434	$1,209,213
Applications	$1,509,883	$1,658,070
Rate locks	1,486,128	1,564,567
Mortgage Lending Volume by Channel:
Retail	$1,253,682	$1,301,488
Consumer Direct	244,149	441,155
Correspondent	299,301	623,319
Purchase Activity (%):
Retail	59%	51%
Consumer Direct	8%	6%
Correspondent	69%	43%
Total	54%	41%

(1)
Excludes sales of loans to third party servicers out of government insured pool buyouts accounted for under Accounting Standards Codification (ASC) 310-30 since additional cash flows expected and/or realized in the pool are not recognized into earnings immediately but come in as a prospective adjustment to yield for the remainder of the pool.

First Quarter 2016 compared to First Quarter 2015
Consumer Banking segment earnings increased by $15.0 million, or 225%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest income and a decrease in noninterest expense partially offset by a decrease in noninterest income.
Net interest income increased by $12.9 million, or 15%, in the first quarter of 2016 compared to the same period in 2015 due to an increase in interest income of $30.0 million, or 21%, partially offset by an increase in interest expense of $17.2 million, or 31%, in the first quarter of 2016. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $6.4 million, or 29%, in the first quarter of 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in gain on sale of loans of $20.3 million in the first quarter of 2016 compared to the same period in 2015 partially offset by an increase in net loan servicing income of $15.6 million. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to these items.
Noninterest expense decreased by $10.5 million, or 11%, in the first quarter of 2016 compared to the same period in 2015. The decrease in the first quarter of 2016 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Commercial Banking

Commercial Banking		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net interest income	$80,568	$72,336
Provision for loan and lease losses	5,585	7,607
Net interest income after provision for loan and lease losses	74,983	64,729
Noninterest income:
Loan production revenue	1,472	993
Other lease income	4,367	4,087
Gain on sale of loans	6,465	—
Other	1,731	5,293
Total noninterest income	14,035	10,373
Noninterest expense:
Salaries, commissions and other employee expense	16,216	13,111
Equipment and occupancy expense	3,674	3,001
General and administrative expense	13,096	11,699
Total noninterest expense	32,986	27,811
Segment earnings	$56,032	$47,291
First Quarter 2016 compared to First Quarter 2015
Commercial Banking segment earnings increased by $8.7 million, or 18%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $8.2 million, or 11%, in the first quarter of 2016 compared to the same period in 2015 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 16% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $3.7 million, or 35%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in gain on sale of loans partially offset by a decrease in other noninterest income due to a decrease of $3.6 million in prepayment fee income related to our servicing of certain commercial loans. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Noninterest expense increased by $5.2 million, or 19%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and other employee expense, equipment and occupancy expenses and general and administrative expense. These increases were largely due to increases in salaries and commissions due to an increase in headcount from 334 at March 31, 2015 to 378 at March 31, 2016. In addition, our general and administrative expense increased by $1.4 million primarily due to an increase in inter-segment allocations due to the increase in headcount and overall asset growth within the segment. In addition, FDIC fees allocated to our Commercial Banking segment increased by $0.7 million due to the increase in our commercial assets. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.

Corporate Services

Corporate Services		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net interest income (loss) after provision for loan and lease losses	$(4,307)	$(1,555)
Total noninterest income	139	148
Noninterest expense:
Salaries, commissions and employee benefits	28,087	28,240
Equipment and occupancy	6,916	6,893
Other general and administrative	11,472	13,274
Inter-segment allocations	(18,104)	(18,775)
Total noninterest expense	28,371	29,632
Segment earnings (loss)	$(32,539)	$(31,039)

First Quarter 2016 compared to First Quarter 2015
Corporate Services segment loss increased by $1.5 million, or 5%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest loss partially offset by a decrease in noninterest expense.
Net interest loss increased by $2.8 million, or 177%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in interest expense as a result of the subordinated notes issued in both the second quarter of 2015 and the first quarter of 2016.
Noninterest expense decreased by $1.3 million, or 4%, in the first quarter of 2016 compared to the same period in 2015 primarily due to a decrease in other general and administrative expense.
General and administrative expense decreased $1.8 million, or 14%, in the first quarter of 2016 compared to the same period in 2015 due to a decrease in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the decrease in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations decreased by $0.7 million, or 4%, in the first quarter of 2016 compared to the same period in 2015.
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

The following tables show the amortized cost and fair value of investment securities as of March 31, 2016 and December 31, 2015:

Investment Securities					Table 17
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2016
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$511,364	$1,043	$9,338	$503,069	$503,069
Asset-backed securities (ABS)	1,593	—	295	1,298	1,298
Other	242	160	—	402	402
Total available for sale securities	513,199	1,203	9,633	504,769	504,769
Held to maturity:
Residential CMO securities - agency	11,347	313	—	11,660	11,347
Residential Mortgage-backed Securities (MBS) - agency	89,958	4,193	20	94,131	89,958
Total held to maturity securities	101,305	4,506	20	105,791	101,305
Total investment securities	$614,504	$5,709	$9,653	$610,560	$606,074

December 31, 2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
Asset-backed securities	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	560,501	1,889	7,371	555,019	555,019
Held to maturity:
Residential CMO securities - agency	13,065	269	—	13,334	13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	103,746	2,242	540	105,448	103,746
Total investment securities	$664,247	$4,131	$7,911	$660,467	$658,765
Residential — Nonagency
At March 31, 2016, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $503.1 million, or 83%, of our investment securities portfolio. Our residential nonagency CMO securities decreased to $503.1 million at March 31, 2016 from $553.3 million at December 31, 2015, or 9%, primarily due to reductions in amortized cost resulting from principal payments received of $47.4 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $213.9 million, or 43%, of our residential nonagency CMO investment securities at March 31, 2016.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At March 31, 2016, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 729, a weighted average amortized loan-to-value ratio (LTV), of 56%, and was seasoned an average of 136 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Other investments is comprised of residential agency CMO securities, residential agency MBS, and equity securities.
Residential — Agency
At March 31, 2016, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $11.4 million, or 2%, of our investment securities portfolio. Our residential agency MBS portfolio totaled $90.1 million, or 15%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
Our residential agency CMO securities decreased by $1.7 million, or 13%, to $11.4 million at March 31, 2016 from $13.1 million at December 31, 2015 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. Our residential agency MBS securities decreased by $0.7 million, or 1%, to $90.1 million at March 31, 2016, from $90.8 million at December 31, 2015 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts.

Loans Held for Sale
We typically transfer originated or acquired residential mortgage loans to various financial institutions, government agencies, or government-sponsored enterprises. In addition, we enter into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), Fannie Mae (FNMA) or GNMA, and are subsequently sold to third party investors. Typically, we account for these transfers as sales and retain the right to service the loans. For non-conforming transactions, we sell whole loans outright to qualified institutional buyers and typically retain the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at March 31, 2016 and December 31, 2015:

Loans Held for Sale		Table 18
(dollars in thousands)	March 31, 2016	December 31, 2015
Mortgage warehouse (carried at fair value)	$670,739	$624,726
Other residential (carried at fair value)	351,210	683,015
Total loans held for sale carried at fair value	1,021,949	1,307,741
Other residential	2,054	22,774
Commercial and commercial real estate	113,699	178,753
Total loans held for sale carried at lower of cost or market	115,753	201,527
Total loans held for sale	$1,137,702	$1,509,268
Mortgage Warehouse
At March 31, 2016, our mortgage warehouse loans totaled $670.7 million, or 59%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans due to the burden of complying with the requirements of hedge accounting. Mortgage warehouse loans increased by $46.0 million, or 7%, from December 31, 2015 due to an increase in originations of agency loans which outpaced agency loan sales during the first quarter of 2016.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 19
(dollars in thousands)	March 31, 2016	December 31, 2015
30 days or less	$433,827	$299,910
31- 90 days	117,142	299,996
Greater than 90 days	119,770	24,820
Total mortgage warehouse	$670,739	$624,726
Subsequent to March 31, 2016, we sold $8.6 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $111.2 million of warehouse loans held for more than 90 days were made up of mostly conforming or government products and were current at March 31, 2016.
Other Residential Loans Carried at Fair Value
At March 31, 2016, our other residential loans carried at fair value totaled $351.2 million, or 31%, of our total loans held for sale portfolio. Other residential loans are comprised of our originated fixed rate jumbo preferred loans that we sell to institutional investors. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans. Electing to use fair value allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements of hedge accounting. Other residential loans carried at fair value decreased by $331.8 million, or 49%, from $683.0 million at December 31, 2015, due to sales of loans with a recorded investment of $499.4 million, payoffs of $19.5 million, transfers to held for investment of $26.2 million, offset by originations of $202.2 million. The remaining change in balance represents the changes in the fair value of the loans while present on our balance sheet.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale:

Other Residential Loans Carried at Fair Value		Table 20
(dollars in thousands)	March 31, 2016	December 31, 2015
90 days or less	$151,901	$174,262
91- 180 days	67,364	232,784
Greater than 180 days	131,945	275,969
Total other residential loans carried at fair value	$351,210	$683,015

Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM decreased by $20.7 million, or 91%, from $22.8 million at December 31, 2015 to $2.1 million at March 31, 2016. During the three months ended March 31, 2016, we transferred $425.2 million and $496.4 million of government insured pool buyout loans and other residential mortgages, respectively, from loans held for investment to loans held for sale and had payoffs of $17.6 million. Of those government insured pool buyout loans transferred to loans held for sale, we transferred and subsequently sold $7.3 million of conforming mortgages to GNMA in exchange for mortgage-backed securities and sold loans of $417.7 million to third parties through whole loan sales. Of our other residential mortgages transferred to held for sale we sold loans of $508.9 million to third parties through whole loan sales.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $113.7 million, or 10%, of our total loans held for sale at March 31, 2016, which was a decrease of $65.1 million, or 36%, from December 31, 2015. During the three months ended March 31, 2016, we transferred $28.8 million of loans from held for sale to held for investment, transferred $170.4 million of loans held for investment to held for sale and sold $206.0 million of other commercial and commercial real estate loans to third party investors.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at March 31, 2016 and at December 31, 2015:

Loans and Leases Held for Investment	Table 21
(dollars in thousands)	March 31, 2016	December 31, 2015
Residential mortgages:
Residential	$7,254,377	$7,501,767
Government insured pool buyouts	4,396,059	4,215,355
Commercial and commercial real estate:
Mortgage warehouse finance	2,603,163	2,372,731
Lender finance	1,300,254	1,280,423
Other commercial and commercial real estate	3,883,821	3,954,522
Equipment financing receivables	2,400,583	2,400,909
Home equity lines and other	917,856	501,785
Total loans and leases, net of unearned income	22,756,113	22,227,492
Allowance for loan and lease losses	(83,485)	(78,137)
Total loans and leases held for investment, net	$22,672,628	$22,149,355
The balances presented above include:
Net purchase loan and lease discounts	$63,250	$45,770
Net deferred loan and lease origination costs	125,877	123,255
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.
Residential Mortgage Loans
At March 31, 2016, our residential mortgage loans totaled $7.3 billion, or 32%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans decreased by $247.4 million, or 3%, to $7.3 billion at March 31, 2016 from $7.5 billion at December 31, 2015. The decrease was due primarily to transfers of $496.4 million in UPB of loans from loans held for investment (LHFI) to loans held for sale (LHFS) as well as paydowns and payoffs of existing loans of $368.4 million, partially offset by retained originations of $541.5 million, acquisitions of $56.5 million and loans transferred from LHFS to LHFI of $26.2 million in UPB during the three months ended March 31, 2016.
Government Insured Buyouts
At March 31, 2016, our government insured buyout loan portfolio totaled $4.4 billion, or 19%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $180.7 million, or 4%, to $4.4 billion at March 31, 2016 from $4.2 billion at December 31, 2015. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $996.0 million partially offset by $425.2 million of loans being transferred from loans LHFI to LHFS, $312.8 million of delinquent loans reaching foreclosure, and the product of paydowns and payoffs of existing loans.
Government insured pool buyouts consist of loans that are insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs (VA) or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisitions of government insured pool buyout loans from third party servicers starting in 2014, we serviced a majority of the government insured pool buyout loans we owned. With the successful sale and transfer of our default servicing platform to Ditech in 2014 and subsequent sale of our Federal Housing Administration (FHA) servicing in May 2015, a majority of our government insured pool buyout loans are now serviced by third party servicers. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that a negligible amount of principal is at risk.

Under these government programs, servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). As a result, operational capacity poses a risk to the potential claim payment through missed servicing milestones. Therefore, before we contract a third party to service a portion of our government insured buyout portfolio, we perform due diligence to ensure the servicer is (1) an approved servicer of mortgage loans for the various GSEs and other government agencies, (2) properly licensed and qualified to do business and is in good standing in each jurisdiction in which such licensing and qualification is necessary, (3) an approved servicer for any nationally recognized insurer providing mortgage insurance on the loans being serviced, and (4) qualified to act as servicer, and we confirm that no event has occurred which would make the third party unable to comply with all such eligibility requirements or would require notification to the GSEs or other government agencies. A minority of our servicing contracts include language which requires us to bear the risk of loss associated with advances that are not eligible for reimbursement by the FHA.
At March 31, 2016, all of the government insured pool buyout purchases noted above represent acquisitions from third parties. For these acquired loans, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are ACI loans and account for these as a pool. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosure and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the prospective yield assuming there has not been a previous impairment of the pool. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets.
Duration is a potential risk of holding these loans and exposes us to interest rate risk and the risk of a funding mismatch. In most cases, acquired loans are greater than 89 days past due upon purchase. Loans can re-perform on their own or through loss mitigation and/or modification. Most loans are 20 to 30 year fixed rate instruments. Re-performing loans earn a higher yield as they can earn an above market note rate rather than a government guaranteed reimbursement rate, which will result in an increase in expected cash flows and the prospective yield of the related pool or pools. In order to mitigate the duration risk on re-performing loans, EverBank has the ability to sell those loans into the secondary market. Loans that go through foreclosure have an expected duration of one to three years, depending on the state’s servicing timelines. Bankruptcy proceedings and loss mitigation requirements could extend the duration of these loans. Extensions for these reasons do not impact the insurance or guarantee and are modeled into the acquisition price.
Mortgage Warehouse Finance
At March 31, 2016, our mortgage warehouse finance portfolio totaled $2.6 billion, or 11%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.
Mortgage warehouse finance increased by $230.4 million, or 10%, to $2.6 billion at March 31, 2016 from $2.4 billion at December 31, 2015. This change was primarily due to increased utilization by existing customers of $144.5 million, as well as origination activity of $85.9 million. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customer's focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our ability to encourage customers to choose our lines over other potential funding options.
Lender Finance
At March 31, 2016, our lender finance portfolio totaled $1.3 billion, or 6%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Our lender finance portfolio increased by $19.8 million, or 2%, to $1.3 billion at March 31, 2016 from $1.3 billion at December 31, 2015. This increase was primarily due to new origination activity of $55.2 million, which was partially offset by decreases in utilization by existing customers of $35.6 million. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our ability to encourage customers to choose our lines over other potential funding options.
Other Commercial and Commercial Real Estate
At March 31, 2016, our other commercial and commercial real estate portfolio totaled $3.9 billion, or 17%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and commercial investment properties.
Other commercial and commercial real estate decreased by $70.7 million, or 2%, to $3.9 billion at March 31, 2016 from $4.0 billion at December 31, 2015. This change was primarily due to paydowns of $142.7 million, net transfers to loans held for sale of $141.7 million, declining utilization by asset-based lending customers of $14.1 million partially offset by originations of $149.5 million and acquisitions of $74.4 million.
Equipment Financing Receivables
Equipment financing receivables decreased by $0.3 million, or less than 1%, to $2.4 billion, or 11%, of our total held for investment loan and lease portfolio at March 31, 2016 from $2.4 billion at December 31, 2015. The decrease was the result of paydowns on existing loan and lease receivables of $244.4 million and $72.2 million of loans transferred from LHFI to LHFS, partially offset by originations of $299.8 million and earned income of $31.1 million. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines and Other
At March 31, 2016, our home equity lines and other consumer loans totaled $917.9 million, or 4%, of our total held for investment loan and lease portfolio, an increase of $416.1 million, or 83%, from $501.8 million at December 31, 2015. This increase was primarily the result of acquisitions with a net recorded investment of $256.9 million and originations of $183.6 million partially offset by paydowns on our existing lines of credit. Our other consumer loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three months ended March 31, 2016 and 2015:

Change in Mortgage Servicing Rights		Table 22
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Balance, beginning of period	$335,280	$435,619
Originated servicing rights capitalized upon sale of loans	14,759	12,293
Acquired servicing rights	—	—
Sale of servicing rights	—	—
Amortization	(14,731)	(20,299)
Decrease (increase) in valuation allowance	(22,542)	(43,352)
Other	(95)	(498)
Balance, end of period	$312,671	$383,763
Valuation allowance:
Balance, beginning of period	$11,778	$—
Increase in valuation allowance	22,542	43,352
Balance, end of period	$34,320	$43,352
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Originated servicing rights increased by $2.5 million, or 20%, in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in residential mortgage loans sold during the period of $0.9 billion. Mortgage origination volumes and sales volumes are impacted by volatility in the current interest rate environment.
Amortization expense decreased by $5.6 million, or 27%, during the first quarter of 2016 compared to the same period in 2015 primarily due to the reduction in UPB of our servicing portfolio through loans sales and paydowns on the existing servicing portfolio.
During the first quarter of 2016 we recorded impairment of $22.5 million primarily due to declining interest rates resulting in higher expected prepayments in the near term. Therefore amortization expense was accelerated and a valuation allowance was recorded. The BMR decreased 25 basis points from 3.90% at December 31, 2015 to 3.65% at March 31, 2016. This impairment increased the valuation allowance to $34.3 million at March 31, 2016. During the first quarter of 2015 we recorded a valuation allowance of $43.4 million due to the low BMR experienced during the period and certain bid information received during the first quarter of 2015 relating to the sales of MSR to Ditech and NSM during the second and third quarters of 2015. We recorded a valuation allowance specific to these sales of $26.8 million, which increased the valuation allowance to $43.4 million at March 31, 2015.
Other Assets
The following table sets forth other assets by category as of March 31, 2016 and December 31, 2015:

Other Assets		Table 23
(dollars in thousands)	March 31, 2016	December 31, 2015
Foreclosure claims receivable, net of allowance of $10,333 and $11,187, respectively	$519,612	$530,624
Accrued interest receivable	150,745	153,156
Servicing advances, net of allowance of $10,634 and $10,280, respectively	52,936	53,709
Income tax receivable, net	49,844	69,485
Goodwill	46,859	46,859
Equipment under operating leases	41,328	43,250
Margin receivable, net	39,267	40,811
Other real estate owned (OREO), net of allowance of $3,283 and $5,316, respectively	23,587	17,253
Fair value of derivatives, net	23,297	10,061
Corporate advances, net of allowance of $822 and $556, respectively	21,400	28,300
Prepaid assets	11,942	12,802
Intangible assets, net	1,535	1,772
Other	44,020	40,795
	$1,026,372	$1,048,877

Other assets decreased by $22.5 million, or 2%, to $1.0 billion at March 31, 2016 from $1.0 billion at December 31, 2015. The decrease was driven primarily by decreases in income taxes receivable, foreclosure claims receivable, corporate advances, accrued interest receivable, equipment under operating leases and margin receivable which were partially offset by increases in the fair value of derivatives and other real estate owned.
Foreclosure claims receivable decreased by $11.0 million, or 2%, from December 31, 2015 to March 31, 2016. The decrease was primarily due to claims received on receivables from the loans that were sold to Nationstar in the third and fourth quarters of 2015, which was partially offset by continued purchases of government insured residential mortgage loans where the loans are already in foreclosure.
Accrued interest receivable decreased by $2.4 million, or 2%, from December 31, 2015 to March 31, 2016. The decrease was primarily due to a decrease in the accrued interest receivable for government insured pool buyouts.
Income taxes receivable decreased by $19.6 million, or 28%, from December 31, 2015 to March 31, 2016. The decrease was due to approximately $20.0 million in current income tax expense for the first quarter of 2016 which was partially offset by extension payments of $0.5 million that were made during the first quarter.
Equipment under operating leases decreased by $1.9 million, or 4%, from December 31, 2015 to March 31, 2016. The decrease was primarily due to an overall decline in the the operating leases.
Net margin receivable decreased by $1.5 million, or 4%, from December 31, 2015 to March 31, 2016. Our margin receivable is utilized in offsetting derivative liability positions in the balance sheet. The decrease in margin receivable was primarily the result of a decline in the fair values of derivative instruments resulting in a greater liability position on the balance sheet before netting. This increased liability position resulted in greater consumption of the margin receivable when netting against the related positions and an overall decline in net margin receivable. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Other real estate owned increased by $6.3 million, or 37%, from December 31, 2015 to March 31, 2016. The increase was primarily due to $9.1 million of additional OREO that was acquired through foreclosure which was partially offset by the sale of OREO of $2.3 million.
Fair value of derivatives increased $13.2 million from December 31, 2015 to March 31, 2016. The increase was primarily due to derivatives associated with our foreign currency exchange products and interest rate lock commitments. For further information on this increase see the schedule of derivative fair values at Note 12 .
Corporate advances decreased by $6.9 million, or 24%, from December 31, 2015 to March 31, 2016. The decrease was primarily due to the receipt of funds from the sale of MSR and related advances to Ditech and Nationstar during 2015.
Deferred Tax Liability
Net deferred tax liability decreased by $22.9 million, or 26%, from $86.4 million at December 31, 2015 to $63.5 million at March 31, 2016, primarily due to the tax effect of other comprehensive income adjustments related to interest rate swaps and mark-to-market adjustments.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss increased by $32.8 million, or 51%, to a loss of $96.8 million at March 31, 2016, from a loss of $64.0 million at December 31, 2015, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps and debt securities partially offset by the reclassifications of unrealized losses during the period into income and the associated tax effect.
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

The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015:

Carrying Value of ACI Loans			Table 24
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
March 31, 2016
UPB or contractual net investment	$3,729,221	$96,793	$3,826,014
Plus: contractual interest due or unearned income	2,735,411	36,276	2,771,687
Contractual cash flows due	6,464,632	133,069	6,597,701
Less: nonaccretable difference	2,521,228	4,354	2,525,582
Less: Allowance for loan losses	6,850	324	7,174
Expected cash flows	3,936,554	128,391	4,064,945
Less: accretable yield	268,432	36,762	305,194
Carrying value	$3,668,122	$91,629	$3,759,751
Carrying value as a percentage of UPB or contractual net investment	98%	95%	98%
December 31, 2015
UPB or contractual net investment	$3,503,138	$117,051	$3,620,189
Plus: contractual interest due or unearned income	2,601,232	43,694	2,644,926
Contractual cash flows due	6,104,370	160,745	6,265,115
Less: nonaccretable difference	2,395,113	5,725	2,400,838
Less: Allowance for loan losses	7,031	346	7,377
Expected cash flows	3,702,226	154,674	3,856,900
Less: accretable yield	252,841	43,690	296,531
Carrying value	$3,449,385	$110,984	$3,560,369
Carrying value as a percentage of UPB or contractual net investment	98%	95%	98%
In our residential ACI portfolio, a reduction in the impairment reserve of $0.2 million was recorded for the three months ended March 31, 2016. Within this portfolio, we reclassified $4.2 million from accretable yield due to a reduction in undiscounted expected cash flows of our government insured buyout portfolio. This reduction was primarily a result of changes in our expectation of loan modifications and liquidation timing as a result of a changing interest rate environment. This change in assumptions drove a reduction in the expected cash flows but, as a result of the decreased duration, the weighted average yield on the portfolio increased.
In our commercial and commercial real estate ACI portfolio, an immaterial reduction in the impairment reserve was recorded for the three months ended March 31, 2016. Within this portfolio, we also reclassified $1.6 million from accretable yield due to a reduction in undiscounted expected cash flows.
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
Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less. For purposes of disclosure in the table below, we exclude OREO acquired as a result of foreclosing on loans originated under the Federal Housing Administration insured home equity conversion mortgage program as we expect to fully collect the value of the OREO.
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (TDR). Loans restructured with both terms and a rate that are commensurate with a new loan of comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.

The following table sets forth the composition of our non-performing assets (NPA) including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets (1)		Table 25
(dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$28,644	$32,218
Home equity lines and other	6,151	3,339
Commercial Banking:
Commercial and commercial real estate	66,945	71,913
Equipment financing receivables	26,676	17,407
Total nonaccrual loans and leases	128,416	124,877
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	128,416	124,877
Other real estate owned	14,072	17,253
Total non-performing assets	142,488	142,130
Troubled debt restructurings less than 90 days past due	15,814	16,425
Total NPA and TDR (1)	$158,302	$158,555
Total NPA and TDR	$158,302	$158,555
Government insured 90 days or more past due still accruing	3,255,744	3,199,978
Loans accounted for under ASC 310-30:
90 days or more past due	4,858	5,148
Total regulatory NPA and TDR	$3,418,904	$3,363,681
Adjusted credit quality ratios: (1)
NPL to total loans	0.54%	0.53%
NPA to total assets	0.53%	0.53%
NPA and TDR to total assets	0.59%	0.60%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	14.23%	14.08%
NPA to total assets	12.77%	12.58%
NPA and TDR to total assets	12.83%	12.64%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $0.3 million, or less than 1%, to $158.3 million at March 31, 2016 from $158.6 million at December 31, 2015. This decrease was comprised of a reduction of $3.2 million in OREO and a reduction in TDRs less than 90 days past due of $0.6 million, partially offset by a $3.5 million increase in nonaccrual loans and leases. The decrease in OREO and TDRs greater than 90 days past due was the product of property liquidations, paydowns and payoffs outpacing additions to the inventory during the quarter. The increase in nonaccrual loans was primarily attributable to increases of $9.3 million, or 53%, in equipment financing receivables nonaccrual loans and leases and $2.9 million, or 87%, in nonaccrual home equity lines, partially offset by decreases of $5.0 million, or 7%, in commercial and commercial real estate nonaccrual loans and $3.6 million, or 11%, in residential nonaccrual loans. The noted increase in nonaccrual equipment financing receivables was primarily the result of the impairment of one relationship with a net recorded investment of $9.0 million due to concern regarding the collectability of contractual amounts due under the agreement. The noted increase in nonaccrual home equity lines was due to the acquisition of a pool of home equity loans during the three months ended March 31, 2016 of which a small population represented loans on nonaccrual status. The noted decrease in commercial and commercial real estate and residential nonaccrual loans was primarily the result of paydowns and payoffs on nonaccrual loans outpacing additions for the three months ended March 31, 2016.
Total regulatory NPA and TDR increased by $55.2 million, or 2%, to $3.4 billion at March 31, 2016, compared to $3.4 billion at December 31, 2015. The increase in total regulatory NPA and TDR was primarily driven by an increase of $55.8 million, or 2%, in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.
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

In addition to the problem loans described above, as of March 31, 2016, we had special mention loans and leases totaling $81.8 million, or 0.3% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subjected to potential future rating downgrades. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $43.0 million, or 111%, to $81.8 million at March 31, 2016, from $38.8 million at December 31, 2015. This increase in special mention loans and leases was primarily comprised of a $42.8 million increase in special mention commercial and commercial real estate, which was driven primarily by the downgrade of several relationships due to concerns regarding the borrower's ability to continue to service the debt due to potential vacancies on our borrower's properties going forward.
During the three months ended March 31, 2016, $1.9 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $0.3 million was included in net interest income for the three months ended March 31, 2016.

Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three months ended March 31, 2016 and 2015:

Allowance for Loan and Lease Losses Activity		Table 26
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
ALLL, beginning of period	$78,137	$60,846
Charge-offs:
Consumer Banking:
Residential mortgages	1,845	2,539
Home equity lines and other	219	321
Commercial Banking:
Commercial and commercial real estate	69	2,018
Equipment financing receivables	2,564	2,631
Total charge-offs	4,697	7,509
Recoveries:
Consumer Banking:
Residential mortgages	232	58
Home equity lines and other	80	83
Commercial Banking:
Commercial and commercial real estate	77	2
Equipment financing receivables	737	366
Total recoveries	1,126	509
Net charge-offs	3,571	7,000
Provision for loan and lease losses	8,919	9,000
ALLL, end of period	$83,485	$62,846
Net charge-offs to average loans held for investment	0.07%	0.16%
Net charge-offs for the three months ended March 31, 2016 totaled $3.6 million, down $3.4 million, or 49%, over the three months ended March 31, 2015. The decrease in net charge-offs is primarily the result of a decrease in net charge-offs associated with our commercial and commercial real estate portfolio.
The tables below sets forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 27
	March 31, 2016			December 31, 2015
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$21,459	$6,850	$28,309	$19,920	$7,031	$26,951
Commercial and commercial real estate	36,450	324	36,774	34,529	346	34,875
Equipment financing receivables	14,054	—	14,054	12,187	—	12,187
Home equity lines and other	4,348	—	4,348	4,124	—	4,124
Total ALLL	$76,311	$7,174	$83,485	$70,760	$7,377	$78,137
ALLL as a percentage of loans and leases held for investment	0.40%	0.19%	0.37%	0.38%	0.21%	0.35%

Residential mortgages	$7,975,464	$3,674,972	$11,650,436	$8,260,706	$3,456,416	$11,717,122
Commercial and commercial real estate	7,695,285	91,953	7,787,238	7,496,346	111,330	7,607,676
Equipment financing receivables	2,400,583	—	2,400,583	2,400,909	—	2,400,909
Home equity lines and other	917,856	—	917,856	501,785	—	501,785
Total loans and leases held for investment	$18,989,188	$3,766,925	$22,756,113	$18,659,746	$3,567,746	$22,227,492
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $0.3 billion, or 2%, to $19.0 billion at March 31, 2016 from $18.7 billion at December 31, 2015. The growth is primarily attributable to new originations and strategic acquisitions of residential mortgages and commercial and commercial real estate partially offset by transfers of loans and leases to held for sale.

Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $0.3 billion, or 3%, to $8.0 billion at March 31, 2016, from $8.3 billion at December 31, 2015. The ALLL for residential mortgages, excluding ACI loans, increased by $1.5 million, or 8%, to $21.5 million at March 31, 2016, from $19.9 million at December 31, 2015. Charge-off activity for residential mortgages was $1.8 million for the three months ended March 31, 2016. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of March 31, 2016, $6.9 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.
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

Residential Mortgage Loans Held for Investment Analysis			Table 28
March 31, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 5/1	$105,357	$1,268,144	$1,373,501
Jumbo 7/1	32,033	2,507,660	2,539,693
Jumbo 10/1	32,024	1,729,533	1,761,557
Jumbo fixed	1,727	38,705	40,432
Other originated	211,592	483,606	695,198
Total originated residential loans	382,733	6,027,648	6,410,381
Acquired or repurchased residential loans:
Loan repurchases	38,452	43,339	81,791
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	552,259	171,701	723,960
ASC 310-30 (ACI loan acquisitions)	38,095	150	38,245
Total acquired or repurchased residential loans	628,806	215,190	843,996
Total residential mortgage loans	$1,011,539	$6,242,838	$7,254,377
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of March 31, 2016, the $6.0 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 65% and a weighted average original FICO score of 763. Of those originated residential loans, $5.1 million were greater than 30 days past due and $1.7 million were on non-accrual status at March 31, 2016.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 29
March 31, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$609,633	$379,558	$3,175,008	$4,164,199
VA/Other government insured	117,284	33,840	80,736	231,860
Total government insured	$726,917	$413,398	$3,255,744	$4,396,059
Government insured pool buyouts consist of loans that are insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. Where we are the servicer of these loans, we have the opportunity to purchase above market rate, government insured loans at par. We also engage in acquisitions of government insured loans with the servicing retained by the seller that enable us to achieve similar economics. In most cases, acquired loans or loans purchased out of our servicing assets are greater than 89 days past due upon purchase and are therefore accounted for as ACI loan acquisitions. Loans that go through foreclosure generally have an expected duration of one to three years, depending on the state’s servicing timelines, which may vary widely based on state foreclosure laws. Allowance related to these government insured loans is low as payment of a majority of the principal, interest and servicer advances related to these loans is insured by the various government agencies.
The table below presents the five highest concentration percentages by state for the Company’s government insured residential mortgage pool buyout loans by product type and the corresponding states’ percentages of the U.S. population.

Government Insured Buyouts Concentration of Credit Risk			Table 30
March 31, 2016	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	9.3%		2.8%
New York	8.2%		6.3%
California	6.4%		12.1%
Florida	6.3%	5.5%	6.1%
Texas	5.9%	12.2%	8.1%
Georgia		7.9%	3.1%
North Carolina		5.6%	3.1%
Ohio		5.3%	3.7%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $0.2 billion, or 3%, to $7.7 billion at March 31, 2016, from $7.5 billion at December 31, 2015. The increase was primarily due to the organic growth in our commercial and commercial real estate portfolio during the three months ended March 31, 2016.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 6%, to $36.5 million at March 31, 2016, from $34.5 million at December 31, 2015. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained consistent at 0.5% as of March 31, 2016 compared with 0.5% at December 31, 2015. The consistency in coverage ratio is reflective of continued diligence ensuring that newly originated loans continue to adhere to our high underwriting standards.
For commercial and commercial real estate loans, the most significant historical loss factors include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At March 31, 2016, one segment included in commercial and commercial real estate loans used a shortened historical loss period of 12 quarters compared to one segment having used 11 at December 31, 2015. Charge-off activity for commercial and commercial real estate was $0.1 million for the three months ended March 31, 2016. Loan delinquency is one of the leading indicators of credit quality. As of March 31, 2016 and December 31, 2015, less than 0.1% of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of March 31, 2016 our commercial ACI portfolio had an allowance of $0.3 million or 0.35% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.1 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

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

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 31
March 31, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Non-owner occupied	$44,902	$1,540,480	$1,585,382
Multifamily	10,884	782,611	793,495
Owner occupied	27,726	123,770	151,496
Other commercial real estate	4,822	9,659	14,481
Originated commercial real estate	88,334	2,456,520	2,544,854
Commercial - originated
Mortgage warehouse finance (1)	—	2,603,163	2,603,163
Lender finance (2)	45,274	1,254,980	1,300,254
Other commercial originated	3,094	186,973	190,067
Originated commercial	48,368	4,045,116	4,093,484
Total originated commercial and commercial real estate	136,702	6,501,636	6,638,338
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	965,934	91,013	1,056,947
Acquired credit impaired (ASC 310-30)	91,860	93	91,953
Total acquired commercial and commercial real estate	1,057,794	91,106	1,148,900
Total commercial and commercial real estate	$1,194,496	$6,592,742	$7,787,238

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

As of March 31, 2016, the $2.5 billion of commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average LTV of 59%. Of the $6.5 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and none were on non-accrual status at March 31, 2016.
As of March 31, 2016, $29.6 million, or 0.46%, of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $27.8 million or 0.43% of loans were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of March 31, 2016, $1.6 million or 0.03% of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 were rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 32
March 31, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$686,532	$3,466	$2,074	$692,072
Office products	454,771	11,899	1,572	468,242
Capital equipment	245,272	9,018	—	254,290
Specialty vehicle	242,361	846	—	243,207
Information technology	223,782	5,317	168	229,267
Construction	206,995	679	634	208,308
Other	302,270	710	2,217	305,197
Total equipment financing receivables	$2,361,983	$31,935	$6,665	$2,400,583
December 31, 2015
Healthcare	$676,987	$5,868	$696	$683,551
Office products	474,705	12,586	1,576	488,867
Specialty vehicle	236,851	700	—	237,551
Information technology	235,085	1,044	381	236,510
Capital equipment	213,122	—	—	213,122
Construction	207,656	—	598	208,254
Other	329,056	2,512	1,486	333,054
Total equipment financing receivables	$2,373,462	$22,710	$4,737	$2,400,909
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms generally ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.4 billion in equipment financing receivables less than 30 days past due as of March 31, 2016, $7.5 million are on nonaccrual status and of the $31.9 million in equipment financing receivables 30-89 days past due as of March 31, 2016, $12.5 million are on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
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
Although we structure all of our loan sales as non-recourse sales, the underlying sale agreements require us to make certain market standard representations and warranties at the time of sale, which may vary from agreement to agreement. Such representations and warranties typically include those made regarding the existence and sufficiency of file documentation, credit information, compliance with underwriting guidelines and the absence of fraud by borrowers or other third parties, such as appraisers, in connection with obtaining the loan. We have exposure to potential loss because, among other things, the representations and warranties we provide purchasers typically survive for the life of the loan.
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
At the time of repurchase, we determine whether to hold the loan for sale or for investment. If the loan is sellable on the secondary market, we may elect to do so. If the loan is not sellable on the secondary market or if there are other reasons why we would elect to retain the loan, we will service the asset to minimize our losses. This may include, depending on the status of the loan at the time of repurchase, modifying the loan, or foreclosing the loan and subsequent liquidation of the mortgage property.
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and certain cash sales to GSEs. Total UPB of loans sold subject to EPD protection was $995.5 million at March 31, 2016.

As of March 31, 2016, we had 60 active repurchase requests related to loans previously sold or securitized. We have summarized the activity for the three months ended March 31, 2016 and 2015 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity	Table 33
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Agency	24	39
Agency Aggregators / Non-GSE (1)	2	14
Repurchase requests received	26	53
Agency	9	14
Agency Aggregators / Non-GSE (1)	—	24
Requests successfully defended	9	38
Agency	13	5
Agency Aggregators / Non-GSE (1)	3	3
Loans repurchased, indemnified or made whole	16	8
Agency	$83	$101
Agency Aggregators / Non-GSE (1)	50	165
Net realized losses on loan repurchases	$133	$266
Years of origination of loans repurchased	2008-2015	2005-2013

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below for loans originated from 2004 through March 31, 2016:

Summary Statistics by Vintage				Table 34
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$41,702,249	$72,034,239
Request rate(1)	0.50%	2.09%	0.35%	0.87%
Requests received	256	1,853	596	2,705

Pending requests	12	23	23	58
Resolved requests	244	1,830	573	2,647
Repurchase rate	41%	48%	27%	43%

Loans repurchased	100	872	156	1,128
Average loan size	$222	$215	$243	$231
Loss severity	16%	38%	6%	29%

Losses realized	$3,641	$70,945	$2,110	$76,696
Losses realized (bps)	3.2	37.3	0.5	10.6

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violation, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also received requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to EPDs generally surface within six (6) months of selling the loan to an investor. We currently sell certain preferred residential mortgage loans and community reinvestment act loans servicing released. From 2004 through 2009, we also sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized related to those vintages.
Along with the contingent obligation associated with representations and warranties noted above, we also have a noncontingent obligation to stand ready to perform over the term of the representations and warranties. This noncontingent obligation is recognized at the inception of the guarantee, upon the sale of loans, as a reduction on net gains on loan sales and securitizations. In estimating the fair value of the noncontingent obligation, we estimate the probable losses inherent in the population of all loans sold based on trends in repurchase requests and actual loss severities experienced.

The following is a rollforward of our reserves for repurchase losses for the three months ended March 31, 2016 and March 31, 2015:

Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 35
	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Balance, beginning of period	$4,290	$25,940
Provision for new sales/securitizations	544	442
Provision (release of provision) for changes in estimate of existing reserves	(668)	(531)
Net realized losses on repurchases	(133)	(266)
Balance, end of period	$4,033	$25,585
The liability for repurchase losses decreased by $21.6 million, or 84%, from $25.6 million as of March 31, 2015 to $4.0 million as of March 31, 2016. The decrease in liability for loans sold or securitized is primarily due to the decreased number of repurchase requests received from investors and an increase in net realized losses and a release of provision due to the settlement of pending repurchase requests over the comparable time period.
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at March 31, 2016. At March 31, 2016, we were actively servicing $946.0 million of this previously acquired UPB. Since 2013, no new counterparties have been identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three months ended March 31, 2016 and March 31, 2015:

Reserves for Repurchase Obligations for Loans Serviced		Table 36
	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Balance, beginning of period	$1,806	$2,947
Provision (release of provision) for changes in estimate of existing reserves	(89)	(173)
Net realized losses on repurchases	(46)	(267)
Balance, end of period	$1,671	$2,507
The liability for repurchase losses for loans serviced decreased by $0.8 million, or 33%, from $2.5 million as of March 31, 2015 to $1.7 million as of March 31, 2016. The decrease in liability since March 31, 2015 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods. Along with the run-off of losses, we have seen a reduction in the number of repurchase requests received as we have received no new repurchase requests for loans serviced in the three months ended March 31, 2016. Over the same period we have settled 4 repurchase requests through make-whole payments, loan repurchases and rescinded requests. As of March 31, 2016, we had 11 active repurchase requests for loans being serviced.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 37
(dollars in thousands)	March 31, 2016	December 31, 2015
Noninterest-bearing demand	$1,499,063	$1,141,357
Interest-bearing demand	3,694,755	3,709,156
Market-based money market accounts	353,742	342,600
Savings and money market accounts, excluding market-based	6,892,789	6,338,685
Market-based time	358,566	374,171
Time, excluding market-based	6,197,562	6,336,073
Total deposits	$18,996,477	$18,242,042
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
Total deposits increased by $0.8 billion, or 4%, to $19.0 billion at March 31, 2016 from $18.2 billion at December 31, 2015. During the first three months of 2016, noninterest-bearing demand deposits increased $0.4 billion, or 31%, to $1.5 billion at March 31, 2016 primarily due to an increase in commercial and servicing demand deposits. Interest-bearing deposits increased by $0.4 billion, or 2%, to $17.5 billion at March 31, 2016 from $17.1 billion at December 31, 2015. This increase in interest-bearing deposits was primarily due to growth in savings and money market accounts partially offset by declines in time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings decreased $730.0 million, or 12%, to $5.1 billion at March 31, 2016 from $5.9 billion at December 31, 2015.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three months ended March 31, 2016 and 2015, respectively.

FHLB Borrowings	Table 38
	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Fixed-rate advances:
Average daily balance	$5,176,954	$4,025,089
Weighted-average interest rate	1.33%	1.15%
Maximum month-end amount	$5,402,000	$5,153,000
Floating-rate advances:
Average daily balance	$74,425	$25,000
Weighted-average interest rate	0.52%	0.26%
Maximum month-end amount	$125,000	$25,000
Overnight advances:
Average daily balance	$—	$—
Weighted-average interest rate	—%	—%
Maximum month-end amount	$—	$—
Subordinated Notes Payable
On March 14, 2016, we completed the public offering and sale of $90.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (Subordinated Notes due 2026). The Subordinated Notes due 2026 will mature on March 15, 2026 and bear a fixed rate of interest of 6.00% per annum through March 14, 2021 and a floating rate of interest beginning March 15, 2021 equal to 3-month LIBOR plus 4.70%, resetting on a quarterly basis. On March 30, 2016, we made a capital contribution to EB in the amount of $85.0 million from the net proceeds received from the issuance of the Subordinated Notes due 2026.

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
We continued to maintain a strong liquidity position during the first quarter of 2016. Cash and cash equivalents were $600.6 million, available for sale investment securities were $504.8 million, and total deposits were $19.0 billion as of March 31, 2016.
As of March 31, 2016, we had a $8.3 billion line of credit with the FHLB, of which $5.4 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 14 in our condensed consolidated financial statements. As of March 31, 2016, we pledged collateral with the Federal Reserve Bank that provided $97.3 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At March 31, 2016, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.7 billion with $5.2 million in outstanding balances. Although our availability under the program was $2.7 billion at March 31, 2016, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of March 31, 2016, our availability under federal funds commitments was $75.0 million with no outstanding borrowings.
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
2016 Capital Actions
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
On April 21, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on May 20, 2016, to stockholders of record as of May 11, 2016. Also on April 21, 2016, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on July 5, 2016, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of June 20, 2016.
Capital Ratios
As a result of recent regulatory requirements pursuant to the Dodd-Frank Act and Basel III, the Company and EB will be subject to increasingly stringent regulatory capital requirements.
The Basel III Capital Rules became effective for the Company and EB on January 1, 2015 and introduced a new capital measure called Common Equity Tier 1 (CET1), which requires that most deductions and/or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and expands the scope of the deductions and adjustments from capital as compared to existing regulations. These deductions include, for example, the requirement that mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at March 31, 2016 was an increase to the MSA threshold deduction of $8.5 million for the Company and a decrease of $4.8 million for EB, which resulted in a decline of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at March 31, 2016 of $0.4 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the greater reduction in average tangible assets when compared to the reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a negative impact on these two ratios at March 31, 2016.

At March 31, 2016, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 12.5%, a Tier 1 leverage ratio of 8.2%, a Tier 1 risk-based capital ratio of 12.5% and a total risk-based capital ratio of 12.9%. At March 31, 2016, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 9.9%, a Tier 1 leverage ratio of 7.5%, a Tier 1 risk-based capital ratio of 11.4% and a total risk-based capital ratio of 13.4%. Management believes, at March 31, 2016, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
On March 14, 2016, the Company completed the public offering and sale of $90.0 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (Subordinated Notes due 2026). For regulatory capital adequacy purposes, the Subordinated Notes due 2026 qualify as tier 2 capital for the Company. Also, on March 30, 2016 the Company made a capital contribution to EB in the amount of $85.0 million from the net proceeds received from the issuance of the Subordinated Notes due 2026.
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at March 31, 2016 and December 31, 2015.

Regulatory Capital (bank level)		Table 39
(dollars in thousands)		March 31, 2016	December 31, 2015
Shareholders’ equity		$2,123,612	$2,050,456
Less:	Goodwill and other intangibles	(47,401)	(47,143)
	Disallowed servicing asset	(8,618)	(17,719)
Add:	Accumulated losses on securities and cash flow hedges	95,611	62,887
Tier 1 capital		2,163,204	2,048,481
Add:	Allowance for loan and lease losses	84,134	78,789
Total regulatory capital		$2,247,338	$2,127,270

Adjusted total assets		$26,232,737	$25,281,658
Risk-weighted assets		17,362,622	17,133,084
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 40
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2016
Common equity Tier 1 ratio	$2,163,204	12.5%	$781,318	4.5%	$1,128,570	6.5%
Tier 1 leverage ratio	2,163,204	8.2	1,049,309	4.0	1,311,637	5.0
Tier 1 risk-based capital ratio	2,163,204	12.5	1,041,757	6.0	1,389,010	8.0
Total risk-based capital ratio	2,247,338	12.9	1,389,010	8.0	1,736,262	10.0
December 31, 2015
Common equity Tier 1 ratio	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 leverage ratio	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 risk-based capital ratio	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total risk-based capital ratio	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at March 31, 2016 and December 31, 2015.

Regulatory Capital (EFC consolidated)		Table 41
(dollars in thousands)		March 31, 2016	December 31, 2015
Shareholders’ equity		$1,855,903	$1,868,321
Less:	Preferred stock	(150,000)	(150,000)
	Goodwill and other intangibles	(47,401)	(47,143)
	Disallowed servicing asset	(33,609)	(30,959)
Add:	Accumulated losses on securities and cash flow hedges	96,789	64,013
Common tier 1 capital		1,721,682	1,704,232
Add:	Preferred stock	150,000	150,000
Add:	Additional tier 1 capital (trust preferred securities)	103,750	103,750
Tier 1 capital		1,975,432	1,957,982
Add:	Subordinated notes payable	261,417	172,420
Add:	Allowance for loan and lease losses	84,134	78,789
Total regulatory capital		$2,320,983	$2,209,191

Adjusted total assets		$26,220,573	$25,286,802
Risk-weighted assets		17,349,099	17,131,756
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC consolidated)			Table 42
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2016
Common equity Tier 1 ratio	$1,721,682	9.9%	$780,709	4.5%	$1,127,691	6.5%
Tier 1 leverage ratio	1,975,432	7.5	1,048,823	4.0	1,311,029	5.0
Tier 1 risk-based capital ratio	1,975,432	11.4	1,040,946	6.0	1,387,928	8.0
Total risk-based capital ratio	2,320,983	13.4	1,387,928	8.0	1,734,910	10.0
December 31, 2015
Common equity Tier 1 ratio	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 leverage ratio	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 risk-based capital ratio	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total risk-based capital ratio	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0
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
Interest rate risk is monitored by the Asset and Liability Committee (ALCO), which is comprised of certain executive officers and other members of management, in accordance with policies approved by our Board of Directors. ALCO has employed policies that attempt to manage our interest-sensitive assets and liabilities, in order to control interest rate risk and avoid incurring unacceptable levels of credit or concentration risk. We manage our exposure to interest rates by structuring our balance sheet according to these policies in the ordinary course of business. In addition, the ALCO policy permits the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of March 31, 2016.

Interest Rate Sensitivity	Table 43
	March 31, 2016
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$70,402	3.0%
Up 100 basis points	125,302	5.4%
Down 25 basis points	(89,643)	(3.8)%
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
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the FRB has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $6.3 million at March 31, 2016, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016, we are currently subject to the following legal proceedings:
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
Vathana Class Action
In April 2009, a putative class action entitled Vathana v. EverBank was filed in the Superior Court of Santa Clara County, California, against EverBank on behalf of all persons who invested in certain EverBank foreign currency certificates of deposit between April 24, 2005 and April 24, 2009, whose certificates of deposit were closed by EverBank and who were allegedly improperly paid the value of the account. In May 2009, EverBank removed the case to the United States District Court for the Northern District of California. The complaint alleges, among other things, that EverBank breached its contract with its customers by invoking the force majeure provision when closing certain foreign currency certificates of deposit, and that at the time of account closing, utilizing an improper conversion rate. On October 9, 2015, the parties agreed to a settlement in principle and the court granted preliminary approval of the settlement on March 18, 2016. On March 29, 2016, EverBank paid $750,000 to the settlement fund pursuant to the settlement. Notices will be sent to the class members in April 2016.
West Collective Action
The Company is a party to a collective action under the FLSA entitled Anthony West and all others similarly situated under 29 USC 216(B) v. EverBank Financial Corp filed on May 19, 2015 in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this collective action suit alleges that plaintiff and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The suit seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. EverBank filed an answer to the complaint denying the claims. On March 22, 2016 the parties entered into a tentative settlement agreement to resolve the claims of the 19 individual opt-in plaintiffs and are finalizing the settlement agreements.
Bland Collective Action
We are party to a collective action arbitration demand under the Fair Labor Standards Act (FLSA) entitled Edward Moise, James Tyrrell, John Jahangani, Louis Andrew Doherty III, Calvin Cooper, Lemuel Bland and all others similarly situated v. EverBank and EverBank Financial Corp filed with the American Arbitration Association on September 3, 2015. The plaintiffs in this collective action arbitration allege that plaintiffs and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The demand seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. On March 23, 2016 the parties entered into a tentative settlement agreement at mediation to resolve the claims of the 9 individual opt-in plaintiffs and are finalizing the settlement agreements.
Item 1A.   Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. There have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.
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

EverBank Financial Corp

Date:	April 27, 2016	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2016	/s/ Steven J. Fischer
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

4.1
Second Supplemental Indenture, dated as of March 14, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2016 and incorporated herein by reference).

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

101
The following materials from the Company’s 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith