Form 10-Q
period 2016-06-30
EverBank Financial Corp
filed 2016-07-26
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of July 22, 2016, there were 125,324,413 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$62,512	$55,300
Interest-bearing deposits in banks	559,434	527,151
Total cash and cash equivalents	621,946	582,451
Investment securities:
Available for sale, at fair value	461,141	555,019
Held to maturity (fair value of $109,575 and $105,448 as of June 30, 2016 and December 31, 2015, respectively)	104,205	103,746
Other investments	271,606	265,431
Total investment securities	836,952	924,196
Loans held for sale (includes $1,325,149 and $1,307,741 carried at fair value as of June 30, 2016 and December 31, 2015, respectively)	1,485,747	1,509,268
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	23,218,614	22,227,492
Allowance for loan and lease losses	(84,250)	(78,137)
Total loans and leases held for investment, net	23,134,364	22,149,355
Mortgage servicing rights (MSR), net	274,356	335,280
Premises and equipment, net	48,486	51,599
Other assets	952,459	1,048,877
Total Assets	$27,354,310	$26,601,026
Liabilities
Deposits:
Noninterest-bearing	$1,510,198	$1,141,357
Interest-bearing	17,301,564	17,100,685
Total deposits	18,811,762	18,242,042
Other borrowings	6,022,000	5,877,000
Trust preferred securities and subordinated notes payable	360,079	276,170
Accounts payable and accrued liabilities	303,110	337,493
Total Liabilities	25,496,951	24,732,705
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at June 30, 2016 and December 31, 2015)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 125,324,413 and 125,020,843 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,253	1,250
Additional paid-in capital	879,169	874,806
Retained earnings	935,670	906,278
Accumulated other comprehensive income (loss) (AOCI)	(108,733)	(64,013)
Total Shareholders’ Equity	1,857,359	1,868,321
Total Liabilities and Shareholders’ Equity	$27,354,310	$26,601,026

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans and leases	$236,168	$210,347	$467,227	$405,196
Interest and dividends on investment securities	6,965	7,447	14,369	15,469
Other interest income	385	159	781	319
Total Interest Income	243,518	217,953	482,377	420,984
Interest Expense
Deposits	39,078	30,219	78,168	59,983
Other borrowings	27,000	18,709	52,988	36,538
Total Interest Expense	66,078	48,928	131,156	96,521
Net Interest Income	177,440	169,025	351,221	324,463
Provision for Loan and Lease Losses	6,012	7,932	14,931	16,932
Net Interest Income after Provision for Loan and Lease Losses	171,428	161,093	336,290	307,531
Noninterest Income
Loan servicing fee income	22,814	29,569	46,255	63,701
Amortization of mortgage servicing rights	(16,550)	(19,006)	(31,281)	(39,305)
Recovery (impairment) of mortgage servicing rights	(36,872)	15,727	(59,414)	(27,625)
Net loan servicing income (loss)	(30,608)	26,290	(44,440)	(3,229)
Gain on sale of loans	31,973	40,588	60,724	83,211
Loan production revenue	6,729	6,195	11,989	11,582
Deposit fee income	1,953	3,052	5,055	7,102
Other lease income	3,316	2,082	7,683	6,162
Other	5,805	5,607	7,910	11,507
Total Noninterest Income	19,168	83,814	48,921	116,335
Noninterest Expense
Salaries, commissions and other employee benefits expense	94,922	95,769	186,562	187,755
Equipment expense	16,052	15,258	31,969	31,303
Occupancy expense	7,266	7,156	13,530	13,012
General and administrative expense	37,600	59,785	73,209	101,940
Total Noninterest Expense	155,840	177,968	305,270	334,010
Income before Provision for Income Taxes	34,756	66,939	79,941	89,856
Provision for Income Taxes	13,201	25,372	30,462	34,059
Net Income	$21,555	$41,567	$49,479	$55,797
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)	(5,062)	(5,062)
Net Income Allocated to Common Shareholders	$19,024	$39,036	$44,417	$50,735
Basic Earnings Per Common Share	$0.15	$0.31	$0.35	$0.41
Diluted Earnings Per Common Share	$0.15	$0.31	$0.35	$0.40
Dividends Declared Per Common Share	$0.06	$0.04	$0.12	$0.08
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$21,555	$41,567	$49,479	$55,797
Unrealized Gains (Losses) on Debt Securities
Net unrealized gains (losses) due to changes in fair value	2,879	(2,690)	(167)	(2,095)
Reclassification of unrealized losses (gains) to noninterest income	—	(69)	97	(69)
Tax effect	(1,095)	1,049	26	823
Change in unrealized gains (losses) on debt securities	1,784	(1,710)	(44)	(1,341)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(26,035)	32,987	(79,998)	20,843
Reclassification of net unrealized losses to interest expense	3,890	4,023	7,934	8,643
Tax effect	8,417	(14,066)	27,388	(11,207)
Change in interest rate swaps	(13,728)	22,944	(44,676)	18,279
Other Comprehensive Income (Loss)	(11,944)	21,234	(44,720)	16,938
Comprehensive Income (Loss)	$9,611	$62,801	$4,759	$72,735

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2016	$150,000	$1,250	$874,806	$906,278	$(64,013)	$1,868,321
Net income	—	—	—	49,479	—	49,479
Other comprehensive income (loss)	—	—	—	—	(44,720)	(44,720)
Issuance of common stock	—	3	429	—	—	432
Share-based grants (including income tax benefits)	—	—	3,934	—	—	3,934
Cash dividends on common stock	—	—	—	(15,025)	—	(15,025)
Cash dividends on preferred stock	—	—	—	(5,062)	—	(5,062)
Balance, June 30, 2016	$150,000	$1,253	$879,169	$935,670	$(108,733)	$1,857,359

Balance, January 1, 2015	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	55,797	—	55,797
Other comprehensive income (loss)	—	—	—	—	16,938	16,938
Issuance of common stock	—	9	9,186	—	—	9,195
Share-based grants (including income tax benefits)	—	—	5,288	—	—	5,288
Cash dividends on common stock	—	—	—	(9,929)	—	(9,929)
Cash dividends on preferred stock	—	—	—	(5,062)	—	(5,062)
Balance, June 30, 2015	$150,000	$1,246	$865,632	$851,602	$(48,659)	$1,819,821

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$49,479	$55,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	37,269	26,268
Depreciation and amortization of tangible and intangible assets	13,249	13,483
Reclassification of net loss on settlement of interest rate swaps	7,934	8,643
Amortization and impairment of mortgage servicing rights, net of recoveries	90,695	66,930
Deferred income taxes (benefit)	(21,401)	(346)
Provision for loan and lease losses	14,931	16,932
Loss on other real estate owned (OREO)	447	1,342
Share-based compensation expense	3,936	3,881
Gain on extinguishment of debt	(1,478)	—
Other operating activities	(131)	1,689
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(31,906)	(535,066)
Other assets	59,201	120,744
Accounts payable and accrued liabilities	(53,108)	29,858
Net cash provided by (used in) operating activities	169,117	(189,845)
Investing Activities
Investment securities available for sale:
Proceeds from prepayments and maturities	93,074	117,022
Investment securities held to maturity:
Purchases	(6,566)	(5,099)
Proceeds from prepayments and maturities	5,782	10,379
Purchases of other investments	(272,863)	(288,388)
Proceeds from sales of other investments	266,688	245,907
Net change in loans and leases held for investment	(1,639,117)	(2,510,272)
Purchases of premises and equipment, including equipment under operating leases	(12,598)	(11,790)
Proceeds related to sale or settlement of other real estate owned	8,615	8,730
Proceeds from insured foreclosure claims	644,492	402,945
Proceeds from sale of mortgage servicing rights	971	34,040
Other investing activities	12,602	132
Net cash provided by (used in) investing activities	(898,920)	(1,996,394)
Financing Activities
Net increase (decrease) in nonmaturity deposits	510,489	329,037
Net increase (decrease) in time deposits	48,256	637,386
Net change in short-term Federal Home Loan Bank (FHLB) advances	250,000	149,000
Proceeds from long-term FHLB advances	200,000	1,350,000
Repayments of long-term FHLB advances	(305,000)	(256,000)
Repurchase of trust preferred securities	(3,522)	—
Proceeds from issuance of subordinated notes payable, net of issuance costs	88,731	172,702
Proceeds from issuance of common stock	1,167	9,195
Dividends paid	(20,087)	(14,991)
Other financing activities	(736)	1,406
Net cash provided by (used in) financing activities	769,298	2,377,735
Net change in cash and cash equivalents	39,495	191,496
Cash and cash equivalents at beginning of period	582,451	366,664
Cash and cash equivalents at end of period	$621,946	$558,160
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Six Months Ended June 30,
	2016	2015
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$601,921	$477,075
See Note 4 for disclosures relating to noncash activities relating to loan transfers.
2.  Recent Accounting Pronouncements
Credit Losses - In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. The ASU also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this ASU will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. ASU 2016-13 retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after

December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the pending adoption of ASU 2016-13 and its impact on the Company's consolidated financial statements.
Share-Based Payment - In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement, which will result in greater volatility in earnings per share. In addition, ASU 2016-09 simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. Upon adoption, ASU 2016-09 provides for a tiered transition approach whereby amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the pending adoption of ASU 2016-09 and its impact on the Company's consolidated financial statements.
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
3.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying amount of investment securities were as follows as of June 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2016
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$464,939	$1,680	$7,093	$459,526	$459,526
Asset-backed securities (ABS)	1,518	—	290	1,228	1,228
Other	235	152	—	387	387
Total available for sale securities	$466,692	$1,832	$7,383	$461,141	$461,141
Held to maturity:
Residential CMO securities - agency	$8,937	$291	$—	$9,228	$8,937
Residential mortgage-backed securities (MBS) - agency	95,268	5,080	1	100,347	95,268
Total held to maturity securities	$104,205	$5,371	$1	$109,575	$104,205
December 31, 2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
ABS	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	$560,501	$1,889	$7,371	$555,019	$555,019
Held to maturity:
Residential CMO securities - agency	$13,065	$269	$—	$13,334	$13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	$103,746	$2,242	$540	$105,448	$103,746
At June 30, 2016 and December 31, 2015, investment securities with a carrying value of $133,049 and $145,904, respectively, were pledged to secure other borrowings and for other purposes as required or permitted by law.
For the three and six months ended June 30, 2016 and 2015, no gross gains or losses have been realized. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Debt securities:
Residential CMO securities - nonagency	$105,463	$1,060	$214,662	$6,033	$320,125	$7,093
Residential MBS - agency	—	—	942	1	942	1
ABS	—	—	1,228	290	1,228	290
Total debt securities	$105,463	$1,060	$216,832	$6,324	$322,295	$7,384
December 31, 2015
Debt securities:
Residential CMO securities - nonagency	$173,705	$1,003	$221,180	$6,088	$394,885	$7,091
Residential MBS - agency	28,514	313	9,171	227	37,685	540
ABS	—	—	1,352	280	1,352	280
Total debt securities	$202,219	$1,316	$231,703	$6,595	$433,922	$7,911
The Company had unrealized losses at June 30, 2016 and December 31, 2015 on residential nonagency CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recoveries.
At June 30, 2016, the Company had 65 debt securities in an unrealized loss position. A total of 20 were in an unrealized loss position for less than 12 months. These 20 securities consisted of residential nonagency CMO securities. The remaining 45 debt securities were in an unrealized loss position for 12 months or longer. These 45 securities consisted of 41 residential nonagency CMO securities, three ABS, and one residential agency MBS. Of the $7,384 in unrealized losses, $3,275 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
There were no credit related OTTI recognized for the three months ended June 30, 2016. During the six months ended June 30, 2016, the Company recognized credit-related OTTI of $97 on available for sale nonagency residential CMO securities. These credit-related OTTI losses represented additional declines in fair value on a security that was deemed OTTI at December 31, 2015. During the three and six months ended June 30, 2015, the Company recognized no credit-related OTTI related to available for sale or held to maturity securities. There were no non-credit related OTTI losses recognized on available for sale securities or held to maturity securities for the three and six months ended June 30, 2016 or 2015.
During the three and six months ended June 30, 2016 and 2015, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income on available for sale securities	$3,352	$4,607	$7,166	$9,787
Interest income on held to maturity securities	715	778	1,463	1,592
Other interest and dividend income	2,898	2,062	5,740	4,090
	$6,965	$7,447	$14,369	$15,469
All investment interest income recognized by the Company during the three and six months ended June 30, 2016 and 2015 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016	December 31, 2015
Mortgage warehouse (carried at fair value)	$734,807	$624,726
Other residential (carried at fair value)	590,342	683,015
Total loans held for sale carried at fair value	1,325,149	1,307,741
Other residential	67,665	22,774
Commercial and commercial real estate	92,933	178,753
Total loans held for sale carried at lower of cost or market	160,598	201,527
Total loans held for sale	$1,485,747	$1,509,268
The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet and in part due to the burden of complying with the requirement of hedge accounting, the Company has elected fair value accounting on this portfolio of loans. The Company has also elected the fair value option for originated fixed-rate jumbo loans due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other residential mortgage and commercial and commercial real estate loans as the majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or market value.
A majority of the loans held for sale that are carried at the lower of cost or market value represent loans that were transferred from the held for investment portfolio. Other residential loans held at the lower of cost or market value represent government insured pool buyouts that have re-performed and are now eligible to be re-securitized or sold to third parties and other residential mortgage loans for which the Company has changed its intent and has made a decision to sell the loans and as such transferred the loans to held for sale. A majority of these other residential mortgage loans consist of jumbo preferred adjustable rate mortgage (ARM) loans. Commercial and commercial real estate loans represent multi-family loans which the Company is actively marketing to sell. As the Company no longer has the intent to hold these loans for the foreseeable future, the loans were transferred to held for sale. Residential loans, commercial and commercial real estate loans and equipment financing receivables are transferred to the held for sale portfolio when the Company has entered into a commitment to sell a specific portion of its held for investment portfolio or when the Company has a formal marketing strategy and intends to sell a certain loan product.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds received from residential agency securitizations	$989,604	$1,116,314	$1,845,568	$2,175,392

Proceeds received from nonsecuritization sales - residential	1,236,681	1,281,941	2,668,183	1,648,156
Proceeds received from nonsecuritization sales - commercial and commercial real estate	193,372	103,279	405,439	103,279
Proceeds received from nonsecuritization sales - equipment financing receivables	47,993	28,071	123,577	40,129
Proceeds received from nonsecuritization sales	$1,478,046	$1,413,291	$3,197,199	$1,791,564

Repurchased loans from residential agency sales and securitizations	$2,569	$1,866	$4,157	$2,521
Repurchased loans from residential nonagency sales	1,935	4,073	2,635	5,377
Repurchased loans from commercial sales and securitizations (1)	74,987	105,652	74,987	105,652

(1)
Represents loans that were voluntarily repurchased out of the Business Lending Trusts through a clean-up call. Of those loans repurchased during the three months ended June 30, 2016, all were subsequently sold to third parties by June 30, 2016. Of those loans repurchased in 2015, $103,279 were subsequently sold to third parties during the three and six months ended June 30, 2015 and $2,524 were held for sale as of June 30, 2015.

In connection with these transfers, the Company recorded servicing assets in the amount of $16,207 and $30,966 for the three and six months ended June 30, 2016 and $16,531 and $28,823 for the three and six months ended June 30, 2015. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR and Note 13 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the change in fair value related to offsetting hedging positions.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans Transferred from Held for Investment (LHFI) to Held for Sale (LHFS)	2016	2015	2016	2015
Residential mortgages	$367,727	$1,339	$864,090	$709,722
Government insured pool buyouts	476,332	217,253	901,536	485,672
Commercial and commercial real estate	100,453	—	270,861	—
Equipment financing receivables	45,560	26,040	117,732	37,190
Total transfers from LHFI to LHFS	$990,072	$244,632	$2,154,219	$1,232,584

Loans Transferred from LHFS to LHFI
Residential mortgages	$—	$80,029	26,155	194,054
Commercial and commercial real estate	—	—	28,753	—
Total transfers from LHFS to LHFI	$—	$80,029	$54,908	$194,054
Loans and leases are transferred from LHFI to LHFS when the Company no longer has the intent to hold the loans and leases for the foreseeable future. Loans and leases are transferred from LHFS to LHFI when the Company determines that it intends to hold the loans and leases for the foreseeable future and no longer has the intent to sell. Loan transfers from LHFS to LHFI and transfers from LHFI to LHFS represent noncash activities within the operating and investing sections of the statement of cash flows.
5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Residential mortgages	$11,365,084	$11,717,122
Commercial and commercial real estate	8,317,399	7,607,676
Equipment financing receivables	2,462,475	2,400,909
Home equity lines and other	1,073,656	501,785
Total loans and leases held for investment, net of unearned income	23,218,614	22,227,492
Allowance for loan and lease losses	(84,250)	(78,137)
Total loans and leases held for investment, net	$23,134,364	$22,149,355
As of June 30, 2016 and December 31, 2015, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	June 30, 2016	December 31, 2015
Net purchased loan and lease discounts	$71,636	$45,770
Net deferred loan and lease origination costs	125,555	123,255
During the six months ended June 30, 2016 and 2015, unpaid principal balance (UPB) for significant third-party purchases of loans that impacted the Company's LHFI portfolio are as follows:

	June 30, 2016	June 30, 2015
Residential mortgages(1)	$1,948,784	$1,335,130
Commercial credit facilities	221,086	460,582
Home equity lines of credit	256,926	—
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the six months ended June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Contractual payments receivable for acquired loans and leases at acquisition	$3,084,207	$2,080,441
Expected cash flows for acquired loans and leases at acquisition	1,938,394	1,359,961
Basis in acquired loans and leases at acquisition	1,815,277	1,244,608
Information pertaining to the ACI portfolio as of June 30, 2016 and December 31, 2015 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
June 30, 2016
Carrying value, net of allowance	$3,697,543	$75,490	$3,773,033
Outstanding unpaid principal balance	3,766,541	80,025	3,846,566
Allowance for loan and lease losses, beginning of period	7,031	346	7,377
Allowance for loan and lease losses, end of period	5,804	11	5,815
December 31, 2015
Carrying value, net of allowance	$3,449,385	$110,984	$3,560,369
Outstanding unpaid principal balance	3,503,138	117,051	3,620,189
Allowance for loan and lease losses, beginning of year	5,974	2,042	8,016
Allowance for loan and lease losses, end of year	7,031	346	7,377
The Company recorded reductions of provision for loan loss of $1,565 and $2,439 for the ACI portfolio for the six months ended June 30, 2016 and 2015, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the six months ended June 30, 2016 and 2015:

	Residential	Commercial and Commercial Real Estate	Total
June 30, 2016
Balance, beginning of period	$252,841	$43,690	$296,531
Additions	123,117	—	123,117
Accretion	(93,468)	(3,870)	(97,338)
Reclassifications to (from) accretable yield	(7,705)	(1,357)	(9,062)
Transfer from loans held for investment to loans held for sale	—	(3,304)	(3,304)
Balance, end of period	$274,785	$35,159	$309,944
June 30, 2015
Balance, beginning of period	$240,650	$61,256	$301,906
Additions	115,353	—	115,353
Accretion	(60,615)	(6,238)	(66,853)
Reclassifications to (from) accretable yield	(8,456)	276	(8,180)
Balance, end of period	$286,932	$55,294	$342,226

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2016 and 2015 are as follows:

Three Months Ended June 30, 2016	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of period	$28,309	$36,774	$14,054	$4,348	$83,485
Provision for loan and lease losses	(618)	666	4,278	1,686	6,012
Charge-offs	(2,176)	—	(3,935)	(275)	(6,386)
Recoveries	272	4	794	69	1,139
Balance, end of period	$25,787	$37,444	$15,191	$5,828	$84,250
Three Months Ended June 30, 2015
Balance, beginning of period	$23,478	$24,999	$10,071	$4,298	$62,846
Provision for loan and lease losses	3,301	1,725	2,623	283	7,932
Charge-offs	(2,447)	—	(2,838)	(305)	(5,590)
Recoveries	53	218	535	97	903
Balance, end of period	$24,385	$26,942	$10,391	$4,373	$66,091

Six Months Ended June 30, 2016	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of period	$26,951	$34,875	$12,187	$4,124	$78,137
Provision for loan and lease losses	2,353	2,557	7,972	2,049	14,931
Charge-offs	(4,021)	(68)	(6,499)	(495)	(11,083)
Recoveries	504	80	1,531	150	2,265
Balance, end of period	$25,787	$37,444	$15,191	$5,828	$84,250
Six Months Ended June 30, 2015
Balance, beginning of period	$25,098	$23,095	$8,649	$4,004	$60,846
Provision for loan and lease losses	4,162	5,645	6,310	815	16,932
Charge-offs	(4,986)	(2,018)	(5,469)	(626)	(13,099)
Recoveries	111	220	901	180	1,412
Balance, end of period	$24,385	$26,942	$10,391	$4,373	$66,091

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of June 30, 2016 and December 31, 2015:

June 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,132	$17,851	$5,804	$25,787
Commercial and commercial real estate	8,854	28,579	11	37,444
Equipment financing receivables	945	14,246	—	15,191
Home equity lines and other	—	5,828	—	5,828
Total allowance for loan and lease losses	$11,931	$66,504	$5,815	$84,250
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$17,725	$7,644,012	$3,703,347	$11,365,084
Commercial and commercial real estate	78,118	8,163,780	75,501	8,317,399
Equipment financing receivables	14,832	2,447,643	—	2,462,475
Home equity lines and other	—	1,073,656	—	1,073,656
Total loans and leases held for investment	$110,675	$19,329,091	$3,778,848	$23,218,614

December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,206	$17,714	$7,031	$26,951
Commercial and commercial real estate	7,743	26,786	346	34,875
Equipment financing receivables	91	12,096	—	12,187
Home equity lines and other	—	4,124	—	4,124
Total allowance for loan and lease losses	$10,040	$60,720	$7,377	$78,137
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$18,185	$8,242,521	$3,456,416	$11,717,122
Commercial and commercial real estate	81,304	7,415,042	111,330	7,607,676
Equipment financing receivables	4,393	2,396,516	—	2,400,909
Home equity lines and other	—	501,785	—	501,785
Total loans and leases held for investment	$103,882	$18,555,864	$3,567,746	$22,227,492
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of June 30, 2016 and December 31, 2015:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
June 30, 2016
Residential mortgages:
Residential (1)	$6,934,351	$—	$27,395	$6,961,746
Government insured pool buyouts (2) (3)	4,128,243	275,095	—	4,403,338
Equipment financing receivables	2,433,642	—	28,833	2,462,475
Home equity lines and other	1,066,968	—	6,688	1,073,656
Total	$14,563,204	$275,095	$62,916	$14,901,215

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial and commercial real estate:
Commercial real estate	$3,450,661	$46,363	$96,164	$—	$3,593,188
Mortgage warehouse finance	3,035,328	—	—	—	3,035,328
Lender finance	1,450,638	—	—	—	1,450,638
Other commercial finance	214,486	23,759	—	—	238,245
Total commercial and commercial real estate	$8,151,113	$70,122	$96,164	$—	$8,317,399

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2015
Residential mortgages:
Residential (1)	$7,469,855	$—	$31,912	$7,501,767
Government insured pool buyouts (2) (3)	3,873,603	341,752	—	4,215,355
Equipment financing receivables	2,383,502	—	17,407	2,400,909
Home equity lines and other	498,446	—	3,339	501,785
Total	$14,225,406	$341,752	$52,658	$14,619,816

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and commercial real estate:
Commercial real estate	$3,609,808	$23,070	$111,134	$—	$3,744,012
Mortgage warehouse finance	2,372,731	—	—	—	2,372,731
Lender finance	1,280,423	—	—	—	1,280,423
Other commercial finance	208,763	—	1,747	—	210,510
Total commercial and commercial real estate	$7,471,725	$23,070	$112,881	$—	$7,607,676

(1)	For the periods ended June 30, 2016 and December 31, 2015, performing residential mortgages included $4,130 and $5,148, respectively, of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended June 30, 2016 and December 31, 2015, performing government insured pool buyouts included $2,936,809 and $2,855,632, respectively, of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of June 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
June 30, 2016
Residential mortgages:
Residential	$8,963	$10,689	$27,395	$47,047	$6,877,841	$6,924,888
Government insured pool buyouts (1)	31,193	16,970	275,095	323,258	413,591	736,849
Commercial and commercial real estate:
Commercial real estate	—	3,535	1,767	5,302	3,512,404	3,517,706
Mortgage warehouse finance	—	—	—	—	3,035,329	3,035,329
Lender finance	—	—	—	—	1,450,638	1,450,638
Other commercial finance	—	—	—	—	238,225	238,225
Equipment financing receivables	20,176	5,621	5,580	31,377	2,431,098	2,462,475
Home equity lines and other	2,650	1,654	6,688	10,992	1,062,664	1,073,656
Total loans and leases held for investment	$62,982	$38,469	$316,525	$417,976	$19,021,790	$19,439,766

December 31, 2015
Residential mortgages:
Residential	$9,963	$6,150	$31,912	$48,025	$7,408,905	$7,456,930
Government insured pool buyouts (1)	30,645	21,117	341,752	393,514	410,262	803,776
Commercial and commercial real estate:
Commercial real estate	—	—	3,741	3,741	3,632,301	3,636,042
Mortgage warehouse finance	—	—	—	—	2,372,731	2,372,731
Lender finance	—	—	—	—	1,280,423	1,280,423
Other commercial finance	—	—	—	—	207,150	207,150
Equipment financing receivables	17,579	5,131	4,737	27,447	2,373,462	2,400,909
Home equity lines and other	1,760	1,496	3,340	6,596	495,189	501,785
Total loans and leases held for investment	$59,947	$33,894	$385,482	$479,323	$18,180,423	$18,659,746

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is insured and thus collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, that loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At June 30, 2016 and December 31, 2015, the Company had loans collateralized by residential real estate with carrying values of $3,094,544 and $2,994,749, respectively, that were 120 days or more past due and therefore considered to be in the foreclosure process. Of the residential loans that were 120 days or more past due, $3,059,895 and $2,960,397 represented loans that were government insured at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, the Company had foreclosure claims receivable of $495,670 and $530,624, net of valuation allowances of $6,001 and $11,187, respectively.  At June 30, 2016 and December 31, 2015, the Company had residential other real estate owned of $15,881 and $8,069, net of valuation allowances of $363 and $275, respectively. Of the residential other real estate owned, $9,474 and $1,989, respectively, were government insured at June 30, 2016 and December 31, 2015.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the UPB, the recorded investment and the related allowance for impaired loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With an allowance recorded:
Residential	$11,158	$10,151	$2,132	$11,578	$10,510	$2,206
Commercial real estate	39,813	37,725	8,854	52,811	52,029	7,743
Equipment financing receivables	2,055	2,055	945	380	380	91
Total impaired loans with an allowance recorded	$53,026	$49,931	$11,931	$64,769	$62,919	$10,040

Without a related allowance recorded:
Residential	$8,359	$7,574		$8,432	$7,675
Commercial real estate	43,407	40,393		31,718	29,275
Equipment finance receivables	12,777	12,777		4,013	4,013
Total impaired loans without an allowance recorded	$64,543	$60,744		$44,163	$40,963

(1)	The primary difference between the UPB and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,387	$134	$17,451	$135
Commercial real estate	76,334	349	44,132	177
Equipment financing receivables	13,397	(2)	493	—
Total impaired loans	$107,118	$481	$62,076	$312

	Six Months Ended June 30,
	2016		2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,653	$257	$17,181	$265
Commercial real estate	77,990	438	43,530	200
Equipment financing receivables	10,395	1	328	4
Total impaired loans	$106,038	$696	$61,039	$469

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days and greater past due and still accruing as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Nonaccrual Status	90 Days and Greater Past Due and Accruing	Nonaccrual Status	90 Days and Greater Past Due and Accruing
Residential mortgages:
Residential (1)	$27,395	$—	$31,912	$—
Government insured pool buyouts (2) (3)	—	275,095	—	341,752
Commercial real estate	65,952	—	71,913	—
Equipment financing receivables	28,833	—	17,407	—
Home equity lines and other	6,688	—	3,339	—
Total non-performing loans and leases	$128,868	$275,095	$124,571	$341,752

(1)
For the periods ended June 30, 2016 and December 31, 2015, the Company has excluded from the preceding table $4,130 and $5,148, respectively, of performing residential ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended June 30, 2016 and December 31, 2015 the Company has excluded from the preceding table $2,936,809 and $2,855,632, respectively, of performing government insured pool buyout ACI loans 90 days or greater past due and still accruing.

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
The following is a summary of information relating to modifications considered to be TDRs for the three and six months ended June 30, 2016 and 2015 that remain TDRs as of the respective balance sheet dates:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	3	$569	$569	6	$1,026	$1,026
Commercial real estate	2	2,904	2,904	3	5,335	5,435
Total	5	$3,473	$3,473	9	$6,361	$6,461

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	4	$1,194	$1,198	4	$1,194	$1,198
Commercial real estate	1	2,073	2,073	3	5,434	5,434
Total	5	$3,267	$3,271	7	$6,628	$6,632
A loan is considered to re-default when it is 30 days past due. None of the loans modified within the 12 months preceding June 30, 2015 have subsequently re-defaulted. The number of contracts and recorded investments of loans that were modified during the 12 months preceding June 30, 2016 that subsequently defaulted during the three and six months ended June 30, 2016 are as follows:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	—	$—	1	$290

The recorded investment of TDRs as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Loan Type:
Residential mortgages	$17,725	$18,185
Commercial and commercial real estate	8,940	12,177
Equipment financing receivables	837	4,013
Total recorded investment of TDRs	$27,502	$34,375
Accrual Status:
Current	$11,971	$13,843
30-89 days past-due accruing	2,789	2,582
Nonaccrual	12,742	17,950
Total recorded investment of TDRs	$27,502	$34,375
TDRs classified as impaired loans	$27,502	$34,375
Valuation allowance on TDRs	$2,740	$2,381
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$312,671	$383,763	$335,280	$435,619
Originated servicing rights capitalized upon sale of loans	16,207	16,531	30,966	28,823
Sale of servicing rights	(1,020)	(34,040)	(1,020)	(34,040)
Amortization	(16,550)	(19,006)	(31,281)	(39,305)
Decrease (increase) in valuation allowance	(36,872)	15,727	(59,414)	(27,625)
Other	(80)	(172)	(175)	(669)
Balance, end of period	$274,356	$362,803	$274,356	$362,803
Valuation allowance:
Balance, beginning of period	$34,320	$43,352	$11,778	$—
Increase in valuation allowance	36,872	—	59,414	43,352
Recoveries	—	(15,727)	—	(15,727)
Write-off of impairment	—	(14,541)	—	(14,541)
Balance, end of period	$71,192	$13,084	$71,192	$13,084
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three and six months ended June 30, 2016 and 2015 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractually specified service fees, net	$20,248	$25,985	$40,661	$55,768
Other ancillary fees	1,750	3,080	3,662	6,894
Other	816	504	1,932	1,039
Total	$22,814	$29,569	$46,255	$63,701
Residential
For loans securitized and sold with servicing retained during the three and six months ended June 30, 2016 and 2015, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Average discount rates	9.62%	—	9.74%	9.59%	—	9.92%
Expected prepayment speeds	8.19%	—	9.43%	8.19%	—	10.55%
Weighted-average life in years	7.06	—	7.97	6.88	—	7.97

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
Average discount rates	10.17%	—	10.55%	10.08%	—	10.55%
Expected prepayment speeds	8.30%	—	9.55%	8.30%	—	11.38%
Weighted-average life in years	7.47	—	8.28	6.29	—	8.28
At June 30, 2016 and December 31, 2015, the Company estimated the fair value of its capitalized residential MSR to be approximately $275,169 and $337,835, respectively. The carrying value of its residential MSR was $274,154 and $334,572 at June 30, 2016 and December 31, 2015, respectively. The UPB below excludes $8,898,000 and $8,686,000 at June 30, 2016 and December 31, 2015, respectively, for residential loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows, leading to a Level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 13.
The characteristics used in estimating the fair value of the residential MSR portfolio at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Unpaid principal balance	$30,684,000	$31,155,000
Weighted-average discount rate (1)	9.73%	9.73%
Gross weighted-average coupon	4.25%	4.31%
Weighted-average servicing fee	0.27%	0.27%
Expected prepayment speed (2)	14.30%	11.34%

(1)
When calculating its discount rate, the Company uses industry surveys and recent market activity as a guide with product level calibrations included where necessary. The discount rate is assessed quarterly and updates are made if the current discount rate is materially different from the current market rate.

(2)
The prepayment speed assumptions include a blend of prepayment speeds that are influenced by mortgage interest rates, the current macroeconomic environment and borrower behaviors and may vary over the expected life of the asset.

A sensitivity analysis of the Company’s fair value of residential MSR portfolio to hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions as of June 30, 2016 and December 31, 2015. The negative impact of each change is presented below.

	June 30, 2016	December 31, 2015
Prepayment Rate
10% adverse rate change	$14,310	$12,718
20% adverse rate change	27,505	24,659
Discount Rate
10% adverse rate change	9,194	12,805
20% adverse rate change	17,793	24,717
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $202 and $708 at June 30, 2016 and December 31, 2015, respectively. The Company recognized $1,818 and $2,430 of prepayment penalty income in other noninterest income during the three months ended June 30, 2016 and 2015, respectively, and $2,203 and $6,454 during the six months ended June 30, 2016 and 2015, respectively.
8. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016	December 31, 2015
Trust preferred securities	$98,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $3,671 and $2,580, respectively	261,329	172,420
Total trust preferred securities and subordinated notes payable	$360,079	$276,170
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
9.  Income Taxes
For the three and six months ended June 30, 2016, the Company's effective income tax rate was 38.0% and 38.1%, respectively. For the three and six months ended June 30, 2015, the Company's effective income tax rate was 37.9%. The effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes for both periods.
10. Share-Based Compensation
Option Plans - During the six months ended June 30, 2016, 137,961 options were exercised with a total intrinsic value of $802.
Nonvested Stock - The Company issued restricted stock awards, consisting of restricted stock units, to certain employees as an incentive for continued employment and achievement of defined performance metrics by the Company and to certain directors in lieu of cash payouts for compensation. Beginning in 2016, the Company issued service-based and performance-based restricted stock awards. The grant date fair value of the service-based awards is equal to the price of the Company's common stock at grant date adjusted for expected dividends as the Company's restricted stock units do not accrue dividends. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of the Company's common stock as of the grant date.
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
11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$21,555	$41,567	$49,479	$55,797
Less dividends on preferred stock	(2,531)	(2,531)	(5,062)	(5,062)
Net income allocated to common shareholders	$19,024	$39,036	$44,417	$50,735
(Units in Thousands)
Average common shares outstanding	125,294	124,348	125,209	124,144
Common share equivalents:
Stock options	868	1,865	814	1,853
Nonvested stock	450	310	419	286
Average common shares outstanding, assuming dilution	126,612	126,523	126,442	126,283
Basic earnings per share	$0.15	$0.31	$0.35	$0.41
Diluted earnings per share	$0.15	$0.31	$0.35	$0.40
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock Options	3,898,138	1,447,688	3,929,220	1,158,280

12.  Derivative Financial Instruments
The fair values of derivative financial instruments are reported in other assets, accounts payable, or accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of June 30, 2016 and December 31, 2015 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
June 30, 2016
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,210,000	$—	$112,519
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	1,051,747	21,952	114
Forward and optional forward sale commitments	2,527,491	243	25,842
Forward and optional forward purchase commitments	879,000	4,187	313
Interest rate and credit default swaps	150,515	—	920
Foreign exchange contracts	519,738	8,579	2,787
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	125,575	2,883	—
Options embedded in client deposits	123,872	—	2,847
Indemnification asset	47,063	840	—
Total freestanding derivatives		38,684	32,823
Netting and cash collateral adjustments (1)		(12,185)	(140,034)
Total derivatives		$26,499	$5,308

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,178,000	$—	$32,521
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	582,052	8,109	715
Forward and optional forward sale commitments	1,669,404	2,236	1,613
Forward and optional forward purchase commitments	30,000	141	—
Interest rate swaps and futures	309,488	—	288
Foreign exchange contracts	521,018	2,925	7,175
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	154,905	1,178	—
Options embedded in client deposits	153,353	—	1,180
Indemnification asset	82,849	982	—
Total freestanding derivatives		15,571	10,971
Netting and cash collateral adjustments (1)		(5,510)	(39,219)
Total derivatives		$10,061	$4,273

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of June 30, 2016 and December 31, 2015 include derivative positions netted totaling $5,055 and $3,855, respectively.

Cash Flow Hedges
As of June 30, 2016, AOCI included $21,499 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges for forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 19 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and six months ended June 30, 2016 and 2015 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income, except for the indemnification assets which are recognized in general and administrative expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(23,485)	$12,029	$(55,197)	$2,270
Gains (losses) on foreign exchange forward contracts (2)	(1,796)	9,566	21,932	(20,146)
Other	(11)	(73)	(8)	(68)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, interest rate swaps and futures and credit default swaps.

(2)
Foreign exchange forward contracts act as economic hedges for the foreign currency risk embedded within deposits denominated in foreign currencies. The changes in the fair value of the foreign exchange forward contracts are marked to fair value, while the deposits are translated to the current spot rate in accordance with ASC 830. Historically, the hedge has been effective in managing the foreign currency risk of foreign-denominated deposits by locking in the U.S. Dollar cash flows.

Interest rate contracts are predominantly used as economic hedges of interest rate lock commitments and loans held for sale. Other derivatives are predominantly used as economic hedges of foreign exchange, commodity, metals, and U.S. Treasury yield risk.
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on June 30, 2016 and December 31, 2015 was $142,381 and $41,597, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2016 and December 31, 2015, $134,979 and $35,364, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of June 30, 2016 and December 31, 2015, $186,621 and $76,175, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of June 30, 2016 and December 31, 2015, $7,130 and $1,655, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of June 30, 2016 and December 31, 2015, the Company held $7,491 and $2,900, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of June 30, 2016 and December 31, 2015, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale and certain other assets or other liabilities for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
June 30, 2016
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$459,526	$—		$459,526
Asset-backed securities	—		1,228	—		1,228
Other	220		167	—		387
Total available for sale securities	220		460,921	—		461,141
Loans held for sale	—		734,807	590,342		1,325,149
Other assets (1)	—		—	198		198
Derivative financial instruments:
Derivative assets (Note 12)	—	(3)	16,732	21,952	(12,185)	26,499
Derivative liabilities (Note 12)	—		145,228	114	(140,034)	5,308

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$553,258	$—		$553,258
Asset-backed securities	—		1,352	—		1,352
Other	229		180	—		409
Total available for sale securities	229		554,790	—		555,019
Loans held for sale	—		624,726	683,015		1,307,741
Financial liabilities:
Other liabilities (1)	—		—	336		336
Derivative financial instruments:
Derivative assets (Note 12)	—	(2)	7,462	8,109	(5,510)	10,061
Derivative liabilities (Note 12)	—		42,777	715	(39,219)	4,273

(1)
Other assets and other liabilities represent the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of June 30, 2016 and December 31, 2015, the Company had outstanding commitments of $74,420 and $89,650, respectively, related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate swap futures.

(3)
Level 1 derivative assets include credit default swaps. These default swaps are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the credit default swaps.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015 are as follows:

	Loans Held for Sale (1)	Other Assets / (Liabilities)(1)	Freestanding Derivatives, net (1)
Three Months Ended June 30, 2016
Balance, beginning of period	$351,210	$127	$18,140
Issuances	400,143	414	34,254
Sales	(154,962)	—	—
Settlements	(10,938)	(237)	(34,598)
Gains (losses) included in earnings for the period	4,889	(106)	4,042
Balance, end of period	$590,342	$198	$21,838
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2016	$8,915	$157	$21,245

Three Months Ended June 30, 2015
Balance, beginning of period	$534,343	$—	$25,349
Issuances	557,110	(780)	26,622
Sales	(417,450)	—	—
Settlements	(13,364)	536	(25,199)
Gains (losses) included in earnings for the period	(6,790)	(137)	(12,559)
Balance, end of period	$653,849	$(381)	$14,213
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2015	$(4,460)	$(137)	$7,423

	Loans Held for Sale (1)	Other Assets / (Liabilities) (1)	Freestanding Derivatives, net (1)
Six Months Ended June 30, 2016
Balance, beginning of period	$683,015	$(336)	$7,394
Issuances	602,342	739	59,287
Sales	(654,362)	—	—
Settlements	(59,938)	(482)	(59,050)
Gains (losses) included in earnings for the period	19,285	277	14,207
Balance, end of period	$590,342	$198	$21,838
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2016	$12,424	$195	$21,801

Six Months Ended June 30, 2015
Balance, beginning of period	$317,430	$—	$16,862
Issuances	915,140	(780)	62,552
Sales	(552,746)	—	—
Settlements	(26,249)	536	(59,839)
Gains (losses) included in earnings for the period	274	(137)	(5,362)
Balance, end of period	$653,849	$(381)	$14,213
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of June 30, 2015	$(4,460)	$(137)	$7,555

(1)	Net realized and unrealized gains (losses) on loans held for sale, extended written loan commitments and IRLCs are included in gain on sale of loans.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2016				Min.		Max.	Weighted Avg.
Loans held for sale	$590,342	Discounted cash flow	Cost of funds	1.43%	-	2.33%	1.97%
			Prepayment rate	5.84%	-	26.23%	12.61%
			Default rate	0.00%	-	2.35%	0.24%
			Weighted average life (in years)	2.83	-	9.64	6.14
			Cumulative loss	0.00%	-	0.45%	0.03%
			Loss severity	1.51%	-	22.56%	9.14%
IRLCs, net	21,838	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	77.33%	(1)
Other assets	198	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	70.39%	(1)
December 31, 2015
Loans held for sale	$683,015	Discounted cash flow	Cost of funds	2.07%	-	3.11%	2.82%
			Prepayment rate	5.18%	-	27.15%	9.48%
			Default rate	0.00%	-	2.87%	0.34%
			Weighted average life (in years)	3.00	-	10.58	7.37
			Cumulative loss	0.00%	-	0.56%	0.05%
			Loss severity	2.25%	-	24.04%	10.90%
IRLCs, net	7,394	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.56%	(1)
Other liabilities	(336)	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	72.85%	(1)

(1)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at June 30, 2016 and December 31, 2015:

June 30, 2016
Fair value carrying amount	$1,325,149
Aggregate unpaid principal balance	1,273,164
Fair value carrying amount less aggregate unpaid principal	$51,985
December 31, 2015
Fair value carrying amount	$1,307,741
Aggregate unpaid principal balance	1,277,340
Fair value carrying amount less aggregate unpaid principal	$30,401
No loans recorded under the fair value option were 90 days or more past due or on nonaccrual status at June 30, 2016 or December 31, 2015.
Differences between the fair value carrying amount and the aggregate UPB include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding at period end was $41,858 and $49,297 for the three and six months ended June 30, 2016, respectively, and $16,073 and $19,152 for the three and six months ended June 30, 2015, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
The Company has elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration that these loan commitments are present on the balance sheet and due to the burden of complying with the requirements of hedge accounting, the Company has elected the fair value option of accounting for these instruments. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net gains from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those outstanding commitments at period end was $198 for the three and six months ended June 30, 2016 and the net losses from initial measurement for those outstanding commitments at period end was $381 for the three and six months ended June 30, 2015. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or market value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized during the reporting period. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at June 30, 2016 and December 31, 2015 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
June 30, 2016
Collateral-dependent loans (1)	$—	$—	$47,367	$47,367	$6,113
Other real estate owned (1) (2)	—	—	5,934	5,934	441
Mortgage servicing rights	—	—	250,783	250,783	59,414
December 31, 2015
Collateral-dependent loans (1)	$—	$—	$45,414	$45,414	$7,324
Other real estate owned (1) (2)	—	—	3,814	3,814	2,999
Mortgage servicing rights (3)	—	—	311,447	311,447	11,779
Loans held for sale	—	—	402	402	40

(1)
The Company performs its lower of cost or market value analysis when an asset becomes impaired or when a loan is transferred to OREO. Subsequent valuations are performed periodically and usually occur throughout the reporting period. The table above discloses the fair value of the investment at the end of the period using the most recent asset valuation.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
June 30, 2016				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$47,367	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,934	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	250,783	Discounted cash flow	Prepayment speed	13.06%	-	16.91%	13.33%	(2)
			Discount rate	9.59%	-	9.74%	9.60%	(3)
December 31, 2015
Collateral-dependent loans	$45,414	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	3,814	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	311,447	Discounted cash flow	Prepayment speed	8.61%	-	14.72%	9.09%	(2)
			Discount rate	9.55%	-	9.71%	9.57%	(3)
Loans held for sale	402	Discounted cash flow	Cost of funds	2.59%	-	2.96%	2.72%
			Prepayment rate	5.40%	-	11.50%	8.36%
			Default rate	2.39%	-	100.00%	62.67%
			Weighted average life (in years)	5.74	-	9.47	6.94
			Cumulative loss	0.30%	-	13.73%	3.61%
			Loss severity	1.73%	-	25.97%	11.12%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Financial assets:
Investment securities:
Held to maturity	$104,205	$109,575	$—	$109,575	$—
Loans held for sale (1)	160,598	160,599	—	300	160,299
Loans held for investment (2)	21,132,551	21,360,557	—	—	21,360,557
Financial liabilities:
Time deposits	$6,768,541	$6,842,613	$—	$6,842,613	$—
Other borrowings	6,022,000	6,121,731	—	6,121,731	—
Trust preferred securities and subordinated notes payable	360,079	346,619	—	268,601	78,018
December 31, 2015
Financial assets:
Investment securities:
Held to maturity	$103,746	$105,448	$—	$105,448	$—
Loans held for sale (1)	201,527	203,739	—	293	203,446
Loans held for investment (2)	20,221,754	20,242,756	—	—	20,242,756
Financial liabilities:
Time deposits	$6,710,244	$6,739,106	$—	$6,739,106	$—
Other borrowings	5,877,000	5,898,259	—	5,898,259	—
Trust preferred securities and subordinated notes payable	276,170	262,855	—	175,156	87,699

(1)	The carrying value of loans held for sale excludes $1,325,149 and $1,307,741 in loans measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $69,059 and $65,950 as of June 30, 2016 and December 31, 2015, respectively. In addition, the carrying values exclude $2,001,813 and $1,927,601 of lease financing receivables within the equipment financing receivables portfolio as of June 30, 2016 and December 31, 2015, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within the other available for sale securities portfolio, the Company holds equity securities which are valued using quoted market prices for identical equity securities in an active market and are therefore classified within Level 1 of the valuation hierarchy. The remaining investment portfolio (nonagency CMO, ABS, agency CMO which contain both available for sale and held to maturity investment securities and agency MBS securities) uses fair values which are derived from quoted market prices for similar instruments and values from third party pricing services for which management understands the methods used to determine fair value and are therefore classified within Level 2 of the fair value hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. These procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive or distressed market. As of June 30, 2016 and December 31, 2015, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option are derived from quoted market prices for similar loans resulting in a classification within Level 2 of the valuation hierarchy or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans resulting in a classification within Level 3 of the valuation hierarchy. Certain conforming residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs for similar loans, which are derived from third party loan sales and securitizations and, therefore, are classified within Level 2 of the valuation hierarchy. Fair values for non-

conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market are derived from models using characteristics of the loans including product type, pricing features, underlying collateral and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which a majority of the significant assumptions are observable in the market. The Company estimates the fair value of these loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates. As such these loans are therefore classified within Level 3 of the valuation hierarchy. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
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
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or market value. Market or fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans for which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made, if appropriate, based on a review of the property, historical changes in value, and current market rates. Such adjustments are usually significant and typically results in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of cost or market value (less estimated costs to sell). Market or fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on commercial properties are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification.
Mortgage Servicing Rights — Mortgage servicing rights are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. The servicing portfolio is valued using all relevant positive and negative cash flows including servicing fees; miscellaneous income and float; costs of servicing; the cost of carry of advances; foreclosure losses; and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active market with readily observable prices and are valued using model-based techniques and significant assumptions not observable in the market. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and Company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to review the key assumptions used by the respective parties in arriving at those estimates, and adjusted as necessary.
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
Interest Rate Swaps, Forward Interest Rate Swaps, Interest Rate Swap Futures and Credit Default Swaps — The fair value of interest rate swaps and forward interest rate swaps is determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within Level 2 of the valuation hierarchy. See Note 12 for additional information on cash flow hedges.
The fair value of interest rate swap futures and credit default swaps are determined based upon quotes provided by the Chicago Mercantile Exchange and the Intercontinental Exchange, respectively, on which these instruments are traded. As such quotes represent valuations for identical instruments in active markets they are classified within Level 1 of the valuation hierarchy. Such pricing is utilized for both active trading and daily settlement of pricing adjustments on outstanding positions. As these pricing adjustments are settled daily between the exchange and the Company, the result is that the Company holds interest rate swap futures and default swaps with an outstanding notional and a Level 1 fair value of zero as of the balance sheet date.
Interest Rate Lock Commitments (IRLC) and Extended Written Loan Commitments— Fair values of interest rate lock commitments and extended written loan commitments are derived using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable input used in the valuation process is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by the Company's secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and as such both IRLC and extended written loan commitments are classified within Level 3 of the valuation hierarchy. Generally, the fair value of these instruments are positive (negative) if the prevailing interest rate is lower (higher) than the locked in rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitment to increase if in a gain position, or decrease if in a loss position.
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
Foreign Exchange Contracts —Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. The quoted prices are for similar instruments and therefore, these contracts are classified within Level 2 of the valuation hierarchy.
Options and Options Embedded in Client Deposits—For options and options embedded in client deposits, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics in active markets and therefore both options and options embedded in client deposits are classified within Level 2 of the valuation hierarchy.
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
Unfunded credit extension commitments at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Commercial and commercial real estate (1)	$1,824,946	$2,002,796
Home equity lines of credit	458,150	144,190
Credit card lines of credit	23,081	21,979
Standby letters of credit	13,757	15,639
Total unfunded credit extension commitments	$2,319,934	$2,184,604

(1)	Of the outstanding unfunded commercial and commercial real estate commitments, $626,966 and $909,065 were cancellable by the Company at June 30, 2016 and December 31, 2015, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $173,662 and $169,922 of these commitments outstanding as of June 30, 2016 and December 31, 2015, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.

The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Residential mortgage	$503,188	$495,039
Commercial and commercial real estate	812,499	662,509
Equipment financing receivables	337,246	329,278
Home equity lines of credit	121,089	106,533
Total commitments to lend in the pipeline	$1,774,022	$1,593,359
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At June 30, 2016 and December 31, 2015, the Company had $167,806 and $231,248, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of June 30, 2016 are as follows:

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
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party non-GSE purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2010 through June 30, 2016, the Company originated, sold and securitized approximately $43,391,131 of mortgage loans to GSEs and private non-GSE purchasers.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD), which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. Certain of the Company's private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions for certain non-conforming jumbo loan products and certain cash sales to GSEs.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination and sale of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses in addition to those identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors that are applied to loan pools originated and sold. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. Under this Level 3 technique, the historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $3,932 and $4,290 at June 30, 2016 and December 31, 2015, respectively, and is recorded in accounts payable and accrued liabilities. The Company incurred liabilities for new loan sales and securitizations of $733 and $1,277 for the three and six months ended June 30, 2016 and $840 and $1,282 for the three and six months ended June 30, 2015, respectively. The liability is amortized, through a credit to earnings, as the Company is released from risk.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans in which the Company does not own the underlying mortgage, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced for others at June 30, 2016 and December 31, 2015, was $30,684,000 and $31,155,000, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at June 30, 2016 and December 31, 2015, was $456 and $1,806, respectively.

Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $142,111 and $138,812 at June 30, 2016 and December 31, 2015, respectively.
Legal Actions — On January 5, 2016, the Office of the Comptroller of the Currency (OCC) terminated EverBank’s consent order, including the remaining portions of the 2011 consent order as amended in 2013 and 2015, having determined that EverBank had satisfied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1,000 in civil money penalties pertaining to certain improper fees charged to borrowers during the timeframe the consent order had been in place. At June 30, 2016, EverBank has accrued approximately $239 for potential further remediation payments to be made to borrowers under that action plan. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$22,777	$22,777	$31,825	$31,825
Debt securities	565,126	565,126	658,536	658,536
Loans provided to VIEs
The Company has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain small business loans originated by third parties and are not considered to have significant equity at risk. The entities are primarily funded through the issuance of loans from the Company and a certified development company (CDC). The Company's loan is secured by a first lien. Although the Company retains the servicing rights to the loan, the Company is unable to unilaterally make all decisions necessary to direct the activities that most significantly impact the VIE; therefore, it is not the primary beneficiary. The principal risk to which these entities are exposed is credit risk related to the underlying assets. The loans to these VIEs are included in the Company’s overall analysis of the allowance for loan and lease losses. The Company does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs. The Company records these commercial loans on its condensed consolidated balance sheet as loans held for investment.
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
Mortgage securitizations
The Company provides a variety of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These mortgage loan securitizations are non-recourse except in accordance with the Company's standard obligations under representations and warranties. Thereby, the transactions effectively transfer the risk of future credit losses to the purchasers of the securities issued by the trust. The Company generally retains the servicing rights to the transferred assets but does not retain any other interest in the entities. Because the Company does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, the Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations. Therefore, the Company does not consolidate these U.S. agency-sponsored mortgage securitizations.
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three and six months ended June 30, 2016 and 2015. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended June 30, 2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$99,370		$83,141	$(5,071)	$—	$177,440
Total net revenue	104,595	(1)	95,530	(3,517)	—	196,608
Intersegment revenue	16,296		(16,296)	—	—	—
Depreciation and amortization	1,954		2,461	2,176	—	6,591
lncome (loss) before income taxes	10,042	(1)	56,796	(32,082)	—	34,756
Total assets	16,514,624		11,037,749	259,250	(457,313)	27,354,310

	As of and for the Three Months Ended June 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$92,355		$78,266	$(1,596)	$—	$169,025
Total net revenue	163,471	(2)	90,830	(1,462)	—	252,839
Intersegment revenue	11,628		(11,628)	—	—	—
Depreciation and amortization	2,350		2,714	1,682	—	6,746
Income (loss) before income taxes	38,792	(2)	57,503	(29,356)	—	66,939
Total assets	15,139,729		9,093,639	283,285	(396,162)	24,120,491

	As of and for the Six Months Ended June 30, 2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$196,890		$163,709	$(9,378)	$—	$351,221
Total net revenue	217,694	(1)	190,133	(7,685)	—	400,142
Intersegment revenue	30,444		(30,444)	—	—	—
Depreciation and amortization	4,112		5,063	4,074	—	13,249
Income (loss) before income taxes	31,734	(1)	112,828	(64,621)	—	79,941
Total assets	16,514,624		11,037,749	259,250	(457,313)	27,354,310

	As of and for the Six Months Ended June 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$177,012		$150,602	$(3,151)	$—	$324,463
Total net revenue	270,128	(2)	173,539	(2,869)	—	440,798
Intersegment revenue	23,425		(23,425)	—	—	—
Depreciation and amortization	4,670		5,526	3,287	—	13,483
Income (loss) before income taxes	45,457	(2)	104,794	(60,395)	—	89,856
Total assets	15,139,729		9,093,639	283,285	(396,162)	24,120,491
(1) Segment earnings in the Consumer Banking segment included a $36,872 charge for MSR impairment for the three months ended June 30, 2016 and a $59,414 charge for MSR impairment for the six months ended June 30, 2016.
(2) Segment earnings in the Consumer Banking segment included a $15,727 recovery on the MSR valuation allowance for the three months ended June 30, 2015 and a $27,625 charge for MSR impairment for the six months ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and six months ended June 30, 2016 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
Announcement
The Company announced that as a result of an ongoing review of its strategic alternatives it is in advanced negotiations with a well-respected financial services company regarding a transaction in which EverBank Financial Corp would be acquired and EverBank Financial Corp's common stockholders would receive $19.50 per share in cash.  In addition, the transaction contemplates that each share of EverBank Financial Corp's Series A Preferred Stock would receive cash in an amount equal to the liquidation preference plus accrued and unpaid dividends. There can be no certainty that these negotiations will result in a definitive agreement or that the terms will not vary from those currently under discussion or that the review of EverBank Financial Corp's other strategic alternatives will result in any action.  The Company does not intend to make any additional comments or statements regarding these matters until such time, if at all, that it has reached a definitive agreement for a transaction.  EverBank Financial Corp further noted that it had entered into an agreement with the financial services company to negotiate exclusively with it regarding a transaction and such exclusivity agreement expires at 11:59 p.m. on August 8.
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
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the Federal Reserve Board (FRB) has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate has leveled off at 4.9% at June 30, 2016, and consumer confidence, gross domestic product and average home prices have all risen. While economic conditions have improved domestically, under-employment and wage growth remain a worry amidst the backdrop of low inflation in the United States and abroad. Recent upticks in labor force participation alongside wage growth are being closely monitored by the markets for signs of sustained or expected inflation. Moreover, inflation in most of the Euro-Zone is at or below zero and central banks around the world have maintained an accommodative stance with continued drops in short term rates. Certain developed economies now have negative interest rates and the accommodative stance by these major economies has created resistance to domestic rate increases. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The FRB announced a quarter point increase to short term rates in December 2015. The resulting strength of the dollar coupled with falling oil prices has led to growing speculation as to how likely and quickly the FRB may further raise short term interest rates. This caused market disruption in the bond markets as the spread between the 10 year and 2 year swap rates at March 31, 2016 narrowed to just 0.79%. The growing belief at March 31, 2016 was that the FRB would raise rates at a slower pace and the perceived potential of a global recession drove long term rates down including dropping the benchmark mortgage rate (BMR) to 3.65% at March 31, 2016 and went as low as 3.53% during the quarter. The drop in the BMR, especially from a historically low BMR, impacts the fair value of our mortgage servicing rights (MSR) as well as influences volumes in our mortgage production business. Throughout the second quarter of 2016, mixed economic data moved the outlook on interest rate rises by the FRB to swing from a high probability of a move or moves in 2016 to a lower probability. The vote by Britain to leave the European Union in late June changed the outlook for interest rates with an expectation that rates will continue to stay low for an extended period of time. Given the change in outlook and the uncertainty caused by Britain's exit from the European Union (EU), the BMR declined significantly ending the period at 3.53% at June 30, 2016. Meanwhile the 10-year treasury rate reached a high of 1.88% midway through the second quarter but decreased to 1.46% at June 30, 2016.
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
Performance Highlights
Second Quarter 2016 Key Highlights
•Total assets of $27.4 billion, an increase of 13% year over year.
•Portfolio loans held for investment (HFI) of $23.2 billion, an increase of 17% year over year.
•Total deposits of $18.8 billion, an increase of 14% year over year.
•Adjusted return on average equity (ROE)1 of 9.4% for the quarter. GAAP ROE of 4.4%.
•Tangible common equity per common share was $13.24 at June 30, 2016, an increase of 2% year over year.1

•	Adjusted non-performing assets to total assets[1] of 0.52% at June 30, 2016. Annualized net charge-offs to average total loans and leases held for investment of 0.09% for the quarter.
•Consolidated common equity Tier 1 capital ratio of 9.7% and bank Tier 1 leverage ratio of 8.1% at June 30, 2016.

1 Reconciliations of Non-GAAP financial measures can be found in Tables 2, 3 ,4, 12A, 12B, and 25.

Financial Highlights				Table 1
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
For the Period:
Operating Results:
Total revenue(1)	$196,608	$252,839	$400,142	$440,798
Net interest income	177,440	169,025	351,221	324,463
Provision for loan and lease losses	6,012	7,932	14,931	16,932
Noninterest income	19,168	83,814	48,921	116,335
Noninterest expense	155,840	177,968	305,270	334,010
Net income allocated to common shareholders	19,024	39,036	44,417	50,735
Net earnings per common share, diluted	0.15	0.31	0.35	0.40
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 2 for non-GAAP reconciliation)	$0.32	$0.35	$0.63	$0.66
Yield on interest-earning assets	3.81%	3.99%	3.83%	3.99%
Cost of interest-bearing liabilities	1.15%	0.99%	1.14%	1.01%
Net interest margin	2.80%	3.11%	2.81%	3.10%
Return on average assets	0.32%	0.72%	0.37%	0.50%
Return on average risk-weighted assets(2)	0.49%	1.10%	0.57%	0.76%
Return on average equity(3)	4.4%	9.5%	5.2%	6.3%
Adjusted return on average equity(4)	9.4%	10.7%	9.4%	10.2%
Efficiency ratio(5)	79%	70%	76%	76%
Adjusted efficiency ratio(6) (see Table 3 for non-GAAP reconciliation)	67%	65%	67%	66%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.09%	0.10%	0.08%	0.13%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,405.6	$2,717.6	$4,202.8	$5,083.6
Jumbo residential mortgage loans originated (in millions)	883.3	1,458.3	1,607.8	2,759.0
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$357.7	$465.9	$722.7	$946.1
Equipment financing receivables (in millions)	318.0	293.5	617.8	516.8
Commercial Banking loan and lease sales (in millions)	236.0	129.1	513.8	140.2

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$23,134,364	$22,149,355
Total assets	27,354,310	26,601,026
Deposits	18,811,762	18,242,042
Total liabilities	25,496,951	24,732,705
Total shareholders’ equity	1,857,359	1,868,321
Loans and leases held for investment as a percentage of deposits	123%	122%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	100%	99%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 25 for non-GAAP reconciliation)	0.52%	0.53%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 27)	0.36%	0.35%
Government insured pool buyouts as a percentage of loans and leases held for investment	19%	19%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 42)	9.7%	9.9%
Tier 1 leverage ratio (bank level; see Table 40)	8.1%	8.1%
Total risk-based capital ratio (bank level; see Table 40)	12.6%	12.4%
Tangible common equity per common share(7)	$13.24	$13.36
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$40,474.8	$41,104.7
Consumer Banking loans as a percentage of loans and leases held for investment	54%	55%
Consumer deposits (in millions)	$14,787.8	$14,054.4
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	46%	45%
Commercial deposits (in millions)	$4,023.9	$4,187.6

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

Adjusted net income, adjusted return on average equity and adjusted efficiency ratio include adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$21,555	$41,567	$49,479	$55,797
Gain on repurchase of trust preferred securities, net of tax	(916)	—	(916)	—
Transaction expense and non-recurring regulatory related expense, net of tax	187	3,745	144	5,243
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(201)	159	(215)	(808)
Mortgage Servicing Right (MSR) impairment (recovery), net of tax	22,861	(9,751)	36,837	17,128
Restructuring cost, net of tax	(442)	10,667	(4)	10,667
Adjusted net income	$43,044	$46,387	$85,325	$88,027
Adjusted net income allocated to preferred stock	2,531	2,531	5,062	5,062
Adjusted net income allocated to common shareholders	$40,513	$43,856	$80,263	$82,965
Adjusted net earnings per common share, basic	$0.32	$0.35	$0.64	$0.67
Adjusted net earnings per common share, diluted	$0.32	$0.35	$0.63	$0.66
Weighted average common shares outstanding:
(units in thousands)
Basic	125,294	124,348	125,209	124,144
Diluted	126,612	126,523	126,442	126,283
A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio			Table 3
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$177,440	$169,025	$351,221	$324,463
Noninterest income	19,168	83,814	48,921	116,335
Total revenue	196,608	252,839	400,142	440,798
Adjustment items (pre-tax):
Gain on repurchase of trust preferred securities	(1,478)	—	(1,478)	—
MSR impairment (recovery)	36,872	(15,727)	59,414	27,625
Restructuring cost	(129)	96	(129)	96
Adjusted total revenue	$231,873	$237,208	$457,949	$468,519

Noninterest expense	$155,840	$177,968	$305,270	$334,010
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(302)	(6,041)	(233)	(8,458)
Restructuring cost	584	(17,108)	(122)	(17,108)
Adjusted noninterest expense	$156,122	$154,819	$304,915	$308,444

GAAP efficiency ratio	79%	70%	76%	76%
Adjusted efficiency ratio	67%	65%	67%	66%

A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets	Table 4
(dollars in thousands except share and per share amounts)	June 30, 2016	December 31, 2015
Shareholders’ equity	$1,857,359	$1,868,321
Less:
Goodwill	46,859	46,859
Intangible assets	1,355	1,772
Tangible equity	1,809,145	1,819,690
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,659,145	$1,669,690

Common shares outstanding at period end	125,324,413	125,020,843
Book value per common share	$13.62	$13.74
Tangible common equity per common share	13.24	13.36

Total assets	$27,354,310	$26,601,026
Less:
Goodwill	46,859	46,859
Intangible assets	1,355	1,772
Tangible assets	$27,306,096	$26,552,395

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5A
	Three Months Ended
	June 30, 2016			June 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$303,129	$385	0.51%	$249,732	$159	0.25%
Investments	838,777	6,965	3.33%	1,031,225	7,447	2.89%
Loans held for sale	1,874,252	15,125	3.23%	1,971,798	16,378	3.32%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,824,775	53,376	3.13%	6,208,965	53,034	3.42%
Government insured pool buyouts	4,568,782	54,879	4.80%	3,701,238	43,137	4.66%
Residential mortgages	11,393,557	108,255	3.80%	9,910,203	96,171	3.88%
Home equity lines and other	928,021	8,230	3.57%	190,534	2,260	4.76%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,901,421	47,397	4.84%	3,626,989	49,890	5.48%
Mortgage warehouse finance	2,475,149	17,325	2.77%	1,875,134	12,758	2.69%
Lender finance	1,356,091	11,927	3.48%	896,994	8,116	3.58%
Commercial and commercial real estate	7,732,661	76,649	3.94%	6,399,117	70,764	4.40%
Equipment financing receivables	2,415,338	27,909	4.62%	2,079,283	24,774	4.77%
Total loans and leases held for investment	22,469,577	221,043	3.93%	18,579,137	193,969	4.17%
Total interest-earning assets	25,485,735	$243,518	3.81%	21,831,892	$217,953	3.99%
Noninterest-earning assets	1,380,992			1,208,509
Total assets	$26,866,727			$23,040,401
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,730,252	$6,282	0.68%	$3,643,248	$6,111	0.67%
Market-based money market accounts	359,728	546	0.61%	367,871	577	0.63%
Savings and money market accounts, excluding market-based	6,594,527	12,339	0.75%	5,098,205	8,240	0.65%
Market-based time	355,069	760	0.86%	423,006	736	0.70%
Time, excluding market-based	6,114,552	19,151	1.26%	5,318,760	14,555	1.10%
Total deposits	17,154,128	39,078	0.92%	14,851,090	30,219	0.82%
Borrowings:
Trust preferred securities and subordinated notes payable	363,475	5,243	5.77%	105,648	1,681	6.37%
Long-term Federal Home Loan Bank (FHLB) advances	3,776,672	19,948	2.09%	2,521,451	15,852	2.49%
Short-term FHLB advances	1,757,143	1,809	0.41%	2,304,945	1,176	0.20%
Total borrowings	5,897,290	27,000	1.82%	4,932,044	18,709	1.50%
Total interest-bearing liabilities	23,051,418	66,078	1.15%	19,783,134	48,928	0.99%
Noninterest-bearing demand deposits	1,543,952			1,278,044
Other noninterest-bearing liabilities	403,991			192,214
Total liabilities	24,999,361			21,253,392
Total shareholders’ equity	1,867,366			1,787,009
Total liabilities and shareholders’ equity	$26,866,727			$23,040,401
Net interest income/spread		$177,440	2.66%		$169,025	3.00%
Net interest margin			2.80%			3.11%
Memo: Total deposits including noninterest-bearing	$18,698,080	$39,078	0.84%	$16,129,134	$30,219	0.75%

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5B
	Six Months Ended
	June 30, 2016			June 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$307,871	$781	0.51%	$252,757	$319	0.25%
Investments	857,588	14,369	3.36%	1,049,065	15,469	2.96%
Loans held for sale	1,948,664	32,282	3.31%	1,748,880	28,894	3.30%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,944,132	108,870	3.14%	6,214,347	105,221	3.39%
Government insured pool buyouts	4,499,245	108,358	4.82%	3,635,424	81,847	4.50%
Residential mortgages	11,443,377	217,228	3.80%	9,849,771	187,068	3.80%
Home equity lines and other	726,456	13,546	3.75%	174,802	4,193	4.84%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,967,541	95,501	4.79%	3,587,666	98,969	5.51%
Mortgage warehouse finance	2,160,721	30,324	2.78%	1,556,302	21,362	2.73%
Lender finance	1,321,613	23,141	3.46%	836,139	15,086	3.59%
Commercial and commercial real estate	7,449,875	148,966	3.97%	5,980,107	135,417	4.52%
Equipment financing receivables	2,396,193	55,205	4.61%	2,055,310	49,624	4.83%
Total loans and leases held for investment	22,015,901	434,945	3.94%	18,059,990	376,302	4.16%
Total interest-earning assets	25,130,024	$482,377	3.83%	21,110,692	$420,984	3.99%
Noninterest-earning assets	1,402,022			1,297,778
Total assets	$26,532,046			$22,408,470
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,685,641	$12,478	0.68%	$3,652,850	$12,207	0.67%
Market-based money market accounts	350,481	1,063	0.61%	365,200	1,105	0.61%
Savings and money market accounts, excluding market-based	6,519,724	24,845	0.77%	5,115,666	16,430	0.65%
Market-based time	362,359	1,534	0.85%	433,426	1,496	0.70%
Time, excluding market-based	6,224,028	38,248	1.23%	5,128,455	28,745	1.13%
Total deposits	17,142,233	78,168	0.91%	14,695,597	59,983	0.82%
Borrowings:
Trust preferred securities and subordinated notes payable	328,628	9,705	5.91%	104,704	3,321	6.34%
Long-term Federal Home Loan Bank (FHLB) advances	3,800,600	39,966	2.08%	2,245,564	30,990	2.74%
Short-term FHLB advances	1,593,544	3,317	0.41%	2,194,823	2,227	0.20%
Total borrowings	5,722,772	52,988	1.84%	4,545,091	36,538	1.60%
Total interest-bearing liabilities	22,865,005	$131,156	1.14%	19,240,688	$96,521	1.01%
Noninterest-bearing demand deposits	1,414,903			1,191,983
Other noninterest-bearing liabilities	389,145			202,589
Total liabilities	24,669,053			20,635,260
Total shareholders’ equity	1,862,993			1,773,210
Total liabilities and shareholders’ equity	$26,532,046			$22,408,470
Net interest income/spread		$351,221	2.69%		$324,463	2.98%
Net interest margin			2.81%			3.10%
Memo: Total deposits including noninterest-bearing	$18,557,136	$78,168	0.84%	$15,887,580	$59,983	0.76%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

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

Analysis of Change in Net Interest Income(1)						Table 6
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Compared to			Compared to
	June 30, 2015			June 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$34	$192	$226	$70	$392	$462
Investments	(1,384)	902	(482)	(2,817)	1,717	(1,100)
Loans held for sale	(806)	(447)	(1,253)	3,283	105	3,388
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	5,231	(4,889)	342	12,289	(8,640)	3,649
Government insured pool buyouts	10,056	1,686	11,742	19,342	7,169	26,511
Residential mortgages	15,287	(3,203)	12,084	31,631	(1,471)	30,160
Home equity lines and other	8,724	(2,754)	5,970	13,267	(3,914)	9,353
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,739	(6,232)	(2,493)	10,401	(13,869)	(3,468)
Mortgage warehouse finance	4,016	551	4,567	8,206	756	8,962
Lender finance	4,086	(275)	3,811	8,663	(608)	8,055
Commercial and commercial real estate	11,841	(5,956)	5,885	27,270	(13,721)	13,549
Equipment financing receivables	3,982	(847)	3,135	8,185	(2,604)	5,581
Total loans and leases held for investment	39,834	(12,760)	27,074	80,353	(21,710)	58,643
Total change in interest income	37,678	(12,113)	25,565	80,889	(19,496)	61,393
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$146	$25	$171	$110	$161	$271
Market-based money market accounts	(13)	(18)	(31)	(45)	3	(42)
Savings and money market accounts, excluding market-based	2,412	1,687	4,099	4,521	3,894	8,415
Market-based time	(118)	142	24	(246)	284	38
Time, excluding market-based	2,172	2,424	4,596	6,150	3,353	9,503
Total deposits	4,599	4,260	8,859	10,490	7,695	18,185
Borrowings:
Trust preferred securities and subordinated notes payable	4,081	(519)	3,562	7,064	(680)	6,384
Long-term FHLB advances	7,762	(3,666)	4,096	21,225	(12,249)	8,976
Short-term FHLB advances	(275)	908	633	(603)	1,693	1,090
Total borrowings	11,568	(3,277)	8,291	27,686	(11,236)	16,450
Total change in interest expense	16,167	983	17,150	38,176	(3,541)	34,635
Total change in net interest income	$21,511	$(13,096)	$8,415	$42,713	$(15,955)	$26,758

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
Second Quarter of 2016 compared to Second Quarter of 2015
Net interest income increased by $8.4 million, or 5%, in the second quarter of 2016 compared to the same period in 2015 due to an increase in interest income of $25.6 million, or 12%, partially offset by an increase in interest expense of $17.2 million, or 35%. Our net interest margin decreased by 31 basis points in the second quarter of 2016 compared to the same period in 2015, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment coupled with an increase in rates on interest-bearing liabilities, which is primarily to fund the growth in our balance sheet.
Yields on our interest-earning assets decreased by 18 basis points in the second quarter of 2016 compared to the same period in 2015, primarily due to a decrease in yields on our loans held for sale and loans and leases held for investment.
The yields on our loans held for sale decreased by 9 basis points in the second quarter of 2016 compared to the same period in 2015 primarily due to decreases in the current market mortgage rates of our loans held for sale coupled with a higher volume of commercial real estate loans held for sale during the second quarter of 2015, which carry a higher yield.
The yields on our loans and leases held for investment portfolio decreased by 24 basis points in the second quarter of 2016 compared to the same period in 2015, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 46 basis points due to decreases in yields in commercial real estate and other commercial and lender finance portfolios coupled with the relative increase in our mortgage warehouse finance portfolio size compared to our other commercial loan portfolios. The yield on our commercial real estate and other commercial portfolio declined by 64 basis points in the second quarter of 2016 compared to the same period in 2015 due to continued production of commercial real estate and other commercial loans at current market rates, the purchase of an asset based lending platform with lower yields than our existing portfolio, and a reduction in prepayment income. Yields on our lender finance portfolio decreased 10 basis points due to continued production and additional advances at current market rates. In addition, the increase in the balance in our mortgage warehouse finance business also negatively impacted the yield on our commercial loans and leases as it has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 15 basis points in the second quarter of 2016 compared to the same period in 2015 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment decreased 8 basis points in the second quarter of 2016 compared to the same period in 2015 due primarily to the continued production of market rate residential preferred jumbo ARM loans partially offset by increased volume and yields on our government insured pool buyouts.
The yields on our interest-bearing liabilities increased by 16 basis points in the second quarter of 2016 compared to the same period in 2015, primarily due to increases in the rates paid on deposits and other borrowings. The rates paid on our other borrowings increased by 32 basis points in the second quarter of 2016 compared to the same period in 2015 as a result of the rate paid on our short term FHLB advances, which increased 21 basis points as well as a change in the overall make-up of our FHLB advance balance. The amount of our long term FHLB advances increased substantially, while our short term FHLB advances decreased. The rates paid on our deposits increased 10 basis points during the second quarter of 2016 compared to the same period in 2015 primarily due to the increase in our time deposits which carry a higher interest rate than our interest bearing demand and money market accounts and an increase in our savings and money market accounts at higher yielding rates.
Average balances of our interest-earning assets increased by $3.7 billion, or 17%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a $3.9 billion increase in loans and leases held for investment.
The year over year increase in the average balance of loans and leases held for investment was $3.9 billion in the second quarter of 2016 compared to the same period in 2015, as a result of increases of $1.5 billion, $1.3 billion, $0.3 billion and $0.7 billion in our residential mortgage, commercial and commercial real estate, equipment financing receivables and home equity lines and other portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo adjustable rate mortgage (ARM) products for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly due to an increase in the mortgage warehouse finance balance as a result of the increase in mortgage lending across the industry coupled with strong production in relation to paydowns in our commercial real estate portfolio, and continued strong lender finance fundings. In addition, our equipment finance portfolio saw continued strong origination volumes from the second quarter of 2015 to the second quarter of 2016. Our home equity lines and other portfolio increased due to the origination of new home equity lines of credit throughout the second half of 2015 and first half of 2016. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
Average balances in our interest-bearing liabilities increased by $3.3 billion, or 17%, in the second quarter of 2016 compared to the same period in 2015 due to increases in the average balance of our deposits of $2.3 billion and an increase in other borrowings of $1.0 billion. The increase in our deposit balances was primarily driven by an increase in time deposits coupled with an increase in our savings and money market accounts. The increase in our average other borrowings balance was due to an increase in long-term advances as well as issuances of subordinated notes in June 2015 and March 2016. These increases were partially offset by a decrease in short-term FHLB advances.
Six Months Ended 2016 compared to Six Months Ended 2015
Net interest income increased by $26.8 million, or 8%, in the first six months of 2016 compared to the same period in 2015 due to an increase in interest income of $61.4 million, or 15%, partially offset by an increase in interest expense of $34.6 million, or 36%. Our net interest margin decreased by 29 basis points in the first six months of 2016 compared to the same period in 2015, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment coupled with an increase in rates on interest-bearing liabilities, which is primarily to fund the growth in our balance sheet.
Yields on our interest-earning assets decreased by 16 basis points in the first six months of 2016 compared to the same period in 2015, primarily due to a decrease in yields on our loans and leases held for investment.
The yields on our loans and leases held for investment portfolio decreased by 22 basis points in the first six months of 2016 compared to the same period in 2015, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 55 basis points due to decreases in yields in commercial real estate and other commercial and lender finance portfolios coupled with the relative increase in our mortgage warehouse finance portfolio compared to our other commercial loan portfolios. The yield on our commercial real estate and other commercial portfolio declined by 72 basis points in the first six months of 2016 compared to the same period in 2015 due to continued production of commercial real estate and other commercial loans at current market rates, the purchase of an asset based lending platform with lower yields than our existing portfolio, and a reduction in prepayment income. Yields on our lender finance portfolio decreased 13 basis points due to continued production and additional advances at current market rates. In addition, the increase in the balance in our mortgage warehouse finance business also negatively impacted the yield on our commercial loans as it has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 22 basis points in the first six months of 2016 compared to the same period in 2015 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment was flat in the first six months of 2016 compared to the same period in 2015 due to the performance of our government insured pool buyout portfolio which saw an increase in yield of 32 basis points. This was partially offset by the continued production of current market rate assets coupled with paydowns of higher yielding assets originated or purchased in a higher interest rate environment.
The yields on our interest-bearing liabilities increased by 13 basis points in the first six months of 2016 compared to the same period in 2015, primarily due to increases in the rates paid on deposits and other borrowings. The rates paid on our other borrowings increased by 24 basis points in the first six months of 2016 compared to the same period in 2015 as a result of the rate paid on our short term FHLB advances which increased 21 basis points as well as a change in the overall make-up of our FHLB advance balance which saw an increase in the amount of long term FHLB advances compared to a decrease in our short term FHLB advances. The rates paid on our deposits increased 9 basis points during the first six months of 2016 compared to the same period in 2015 primarily due to the increase in our time deposits which carry a higher interest rate than our interest bearing demand and money market accounts and an increase in our savings and money market accounts at higher yielding rates.
Average balances of our interest-earning assets increased by $4.0 billion, or 19%, in the first six months of 2016 compared to the same period in 2015 primarily due to a $4.0 billion increase in loans and leases held for investment.
The year over year increase in the average balance of loans and leases held for investment was $4.0 billion, or 22%, in the first six months of 2016 compared to the same period in 2015, as a result of increases of $1.6 billion, $1.5 billion, $0.3 billion and $0.6 billion in our residential mortgage, commercial and commercial real estate, equipment financing receivables and home equity lines and other portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo adjustable rate mortgage (ARM) products for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly as a result of strong production in relation to paydowns in our commercial real estate portfolio, the purchase of our asset based lending business in May of 2015 and continued strong lender finance fundings, coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes from the first six months of 2015 to the first six months of 2016. Our home equity lines and other portfolio increased due to the origination of new home equity lines of credit throughout the second half of 2015 and first half of 2016 as well as the purchase of $256.9 million of home equity lines of credit during the first quarter of 2016. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
Average balances in our interest-bearing liabilities increased by $3.6 billion, or 19%, in the first six months of 2016 compared to the same period in 2015 due to increases in the average balance of our deposits of $2.4 billion and an increase in other borrowings of $1.2 billion. The increase in our deposit balances was primarily driven by an increase in time deposits coupled with an increase in our savings and money market accounts. The increase in our average other borrowings balance was due to an increase in long-term advances as well as the issuances of subordinated notes in June 2015 and March 2016. These increases were partially offset by a decrease in short term FHLB advances.
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

The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at three and six months ended June 30, 2016 and 2015:

Provision for Loan and Lease Losses				Table 7
	Three Months Ended June 30, 2016
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$135	$295	$(1,048)	$(618)
Commercial and commercial real estate	311	669	(314)	666
Equipment financing receivables	(422)	4,700	—	4,278
Home equity lines and other	—	1,686	—	1,686
Total Provision for Loan and Lease Losses	$24	$7,350	$(1,362)	$6,012

	Three Months Ended June 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$217	$1,761	$1,323	$3,301
Commercial and commercial real estate	227	1,595	(97)	1,725
Equipment financing receivables	—	2,623	—	2,623
Home equity lines and other	—	283	—	283
Total Provision for Loan and Lease Losses	$444	$6,262	$1,226	$7,932

	Six Months Ended June 30, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$172	$3,410	$(1,229)	$2,353
Commercial and commercial real estate	1,180	1,713	(336)	2,557
Equipment financing receivables	853	7,119	—	7,972
Home equity lines and other	—	2,049	—	2,049
Total Provision for Loan and Lease Losses	$2,205	$14,291	$(1,565)	$14,931

	Six Months Ended June 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$170	$4,774	$(782)	$4,162
Commercial and commercial real estate	2,285	5,017	(1,657)	5,645
Equipment financing receivables	—	6,310	—	6,310
Home equity lines and other	—	815	—	815
Total Provision for Loan and Lease Losses	$2,455	$16,916	$(2,439)	$16,932
Second Quarter of 2016 Compared to Second Quarter of 2015
We recorded a provision for loan and lease losses of $6.0 million in the second quarter of 2016, which is a decrease of $1.9 million, or 24%, from $7.9 million in the same period in 2015. This decrease was comprised of a reduction in our residential and commercial provisions of $3.9 million and $1.1 million, respectively, partially offset by increases in the provisions for our equipment financing receivables and home equity and other portfolios of $1.7 million and $1.4 million, respectively. The decrease in provision on the residential portfolio was primarily driven by a reduction in provision for ACI residential mortgage loans by $2.4 million, or 179%, in the second quarter of 2016 when compared to the second quarter of 2015 as expectations of future cash flows resulted in releases of prior period valuation allowances as well as improving credit quality within the remainder of our residential mortgage portfolio. The decrease in the commercial and commercial real estate provision was primarily driven by increasing credit quality within the portfolio resulting in a decrease in the provision for collectively evaluated loans of $0.9 million, or 58%. Increases in the provision for equipment financing receivables and home equity and other were primarily the product of growth within these portfolios with the collectively evaluated provision for each growing $2.1 million, or 79%, and $1.4 million, or 496%, respectively. The provision for loans specifically evaluated for impairment declined slightly by $0.4 million driven by a reduction in equipment financing receivables of $0.4 million with the changes in residential and commercial loans specifically evaluated essentially offsetting.
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

Six Months Ended 2016 Compared to Six Months Ended 2015
We recorded a provision for loan and lease losses of $14.9 million in the first six months of 2016, which is a decrease of $2.0 million, or 12%, from $16.9 million in the same period in 2015. This decrease was comprised of a reduction in our residential and commercial provisions of $1.8 million and $3.1 million, respectively, partially offset by increases in the provisions for our equipment financing receivables and home equity and other portfolios of $1.7 million and $1.2 million, respectively. The decrease in provision on the residential portfolio was primarily driven by improving credit quality within our residential portfolio with the provision for collectively evaluated loans declining by $1.4 million, or 29%. In addition, the provision for ACI residential mortgage loans decreased by $0.4 million, or 57%, as expectations of future cash flows resulted in releases of prior period valuation allowances. The decrease in the commercial and commercial real estate provision was primarily driven by increasing credit quality within the portfolio resulting in decreases in the provisions for collectively evaluated and specifically evaluated loans of $3.3 million, or 66%, and $1.1 million, or 48%, respectively. This reduction in commercial provision was partially offset by an increase in the provision for ACI commercial loans of $1.3 million, or 80%, as expectations of future cash flows resulted in a smaller release of prior period valuation allowances for the six months ended June 30, 2016 when compared to the same period of 2015. Increases in the provision for equipment financing receivables and home equity and other were the result of growth within these portfolios with the collectively evaluated provision for each growing $0.8 million, or 13% and $1.2 million, or 151%, respectively. In addition, the provision for specifically evaluated equipment financing receivables increased for the six months ended June 30, 2016 when compared to the same period of 2015 by $0.9 million due to growth in the portfolio during 2016. Net charge-offs on the loans held for investment portfolio were $8.8 million in the first six months of 2016 compared to $11.7 million in the same period in 2015. The net charge-off ratio was 0.08% in the first six months of 2016 compared to 0.13% in the same period in 2015.
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
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 8
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Loan servicing fee income	$22,814	$29,569	$46,255	$63,701
Amortization of MSR	(16,550)	(19,006)	(31,281)	(39,305)
Recovery (impairment) of MSR	(36,872)	15,727	(59,414)	(27,625)
Net loan servicing income (loss)	(30,608)	26,290	(44,440)	(3,229)
Gain on sale of loans	31,973	40,588	60,724	83,211
Loan production revenue	6,729	6,195	11,989	11,582
Deposit fee income	1,953	3,052	5,055	7,102
Other lease income	3,316	2,082	7,683	6,162
Other	5,805	5,607	7,910	11,507
Total Noninterest Income	$19,168	$83,814	$48,921	$116,335
Second Quarter of 2016 compared to Second Quarter of 2015
Noninterest income decreased by $64.6 million, or 77%, in the second quarter of 2016 compared to the same period in 2015. The decrease in noninterest income was primarily driven by a reduction in net loan servicing fee income, gain on sale of loans and deposit fee income partially offset by an increase in other lease income and other income.
Net loan servicing income decreased by $56.9 million, or 216%, in the second quarter of 2016 compared to the same period in 2015. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. MSR impairment of $36.9 million and recovery of MSR of $15.7 million were recorded in the second quarter of 2016 and 2015, respectively. The impairment and recovery of MSR during these periods result from differences in expected prepayment rates due to differences in the interest rate environment at June 30, 2016 compared to June 30, 2015. Our MSR unpaid principal balance (UPB) was lower in the second quarter of 2016 compared to 2015 as a result of the sale of $3.3 billion in UPB of MSR to Nationstar Mortgage LLC (NSM) effective November 2, 2015 and normal runoff, which also impacted the amount of impairment recognized during the period. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased $6.8 million, or 23%, in the second quarter of 2016 compared to the same period in 2015 primarily due to the sales noted above. These decreases to net loan servicing income were partially offset by a decrease in the amortization of MSR of $2.5 million in the second quarter of 2016 compared to the same period in 2015 primarily due to the MSR sales mentioned above.
Gain on sale of loans decreased by $8.6 million, or 21%, in the second quarter of 2016 compared to the same period in 2015, primarily driven by a decrease in gain on sale related to sales of our re-performing Ginnie Mae (GNMA) and jumbo loans partially offset by an increase in sales of commercial loans and leases. See "Segment Results" for a discussion by segment of the changes in gain on sale of loans.
Deposit fee income decreased by $1.1 million, or 36%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a decline in our world markets deposits as a result of the strong dollar.
Other lease income increased by $1.2 million, or 59%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a $23.5 million increase in the balance of our operating leases.

Other income increased by $0.2 million, or 4%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a $1.5 million gain on the extinguishment of $5.0 million of our trust preferred securities partially offset by a $0.6 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.
Six Months Ended 2016 compared to Six Months Ended 2015
Noninterest income decreased by $67.4 million, or 58%, in the first six months of 2016 compared to the same period in 2015. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, gain on sale of loans, deposit fee income and other noninterest income partially offset by an increase in other lease income.
Net loan servicing income decreased by $41.2 million in the first six months of 2016 compared to the same period in 2015. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. MSR impairment of $59.4 million and $27.6 million was recorded in the first six months of 2016 and 2015, respectively. The impairment of MSR results from differences in expected prepayment rates due to differences in the interest rate environment at June 30, 2016 compared to June 30, 2015. Our MSR UPB was lower in the first six months of 2016 compared to 2015 as a result of the sale of $3.3 billion in UPB of MSR to Nationstar Mortgage LLC (NSM) effective November 2, 2015 and normal runoff, which also impacted the amount of impairment recognized during the period. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased $17.4 million, or 27%, in the first six months of 2016 compared to the same period in 2015 primarily due to the sale noted above as well as the sale of $5.5 billion in UPB of servicing rights to Ditech Financial LLC effective May 1, 2015. These decreases to net loan servicing income were partially offset by a decrease in the amortization of MSR of $8.0 million in the first six months of 2016 compared to the same period in 2015 primarily due to the MSR sales mentioned above.
Gain on sale of loans decreased by $22.5 million, or 27%, in the first six months of 2016 compared to the same period in 2015, primarily driven by a decrease in gain on sale related to sales of our re-performing Ginnie Mae (GNMA) loans partially offset by an increase in sales of commercial loans and leases. Please see "Segment Results" for a discussion by segment of the changes in gain on sale of loans.
Deposit fee income decreased by $2.0 million, or 29%, in the first six months of 2016 compared to the same period in 2015 primarily due to a decline in our world markets deposits as a result of the strong dollar.
Other lease income increased by $1.5 million, or 25%, in the first six months of 2016 compared to the same period in 2015 primarily due to a $23.5 million increase in the balance of our equipment under operating leases.
Other noninterest income decreased by $3.6 million, or 31%, in the first six months of 2016 compared to the same period in 2015 primarily due to a $4.3 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition. These decreases were partially offset by a $1.5 million gain recognized as a result of the extinguishment of our trust preferred securities.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 9
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Salaries, commissions and other employee benefits expense	$94,922	$95,769	$186,562	$187,755
Equipment expense	16,052	15,258	31,969	31,303
Occupancy expense	7,266	7,156	13,530	13,012
General and administrative expense:
Legal and professional fees, excluding consent order expense	5,488	7,323	10,486	13,251
Credit-related expenses	6,388	11,860	11,295	14,558
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	6,903	6,468	14,144	12,882
Advertising and marketing expense	4,911	6,262	9,822	12,926
Subservicing expense	—	1,345	—	5,136
Consent order expense	—	163	(341)	2,904
Other	13,910	26,364	27,803	40,283
Total general and administrative expense	37,600	59,785	73,209	101,940
Total Noninterest Expense	$155,840	$177,968	$305,270	$334,010
Second Quarter 2016 Compared to Second Quarter 2015
Noninterest expense decreased by $22.1 million, or 12%, in the second quarter of 2016 compared to the same period in 2015. The decrease in noninterest expense was driven primarily by a decrease in general and administrative expense.
Salaries, commissions and employee benefits decreased by $0.8 million, or less than 1%, in the second quarter of 2016 compared to the same period in 2015 primarily due to lower headcount in our consumer banking business as a result of our sale of servicing rights in May 2015 to Ditech as well as lower production volumes. The decrease is partially offset by an increase in headcount in our commercial banking business as a result of growth in our commercial portfolio and the timing of incentive accruals in our Corporate Services segment.
General and administrative expense decreased by $22.2 million, or 37%, in the second quarter of 2016 compared to the same period in 2015 primarily due to decreases in legal and professional fees, credit-related expenses, advertising and marketing expense, subservicing expense, consent order expense and other general and administrative expenses.

Legal and professional fees decreased by $1.8 million, or 25%, in the second quarter of 2016 compared to the same period in 2015 primarily due to higher legal costs in 2015 related to activities to grow our balance sheet.
Credit-related expenses decreased by $5.5 million, or 46%, primarily due to a decrease in our reserve for nonrecoverable advances related to our government-insured loans partially offset by an decrease of $3.0 million in our production repurchase reserve.
Advertising and marketing expense decreased by $1.4 million, or 22%, in the second quarter of 2016 compared to the same period in 2015 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we realized in 2015.
Subservicing expenses decreased by $1.3 million, or 100%, in the second quarter of 2016 compared to the same period in 2015 due to the execution of the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred for the second quarter of 2015 compared to none in 2016.
Consent order expense decreased by $0.2 million, or 100%, in the second quarter of 2016 compared to the same period in 2015 due to lower third party costs and remediation accruals as we settled our consent order with the Office of the Comptroller of the Currency (OCC) in early January 2016.
Other general and administrative expense decreased by $12.5 million, or 47%, primarily due to a $5.8 million accrual recorded in 2015 for potential settlements and remediation associated with our servicing business. In addition, we incurred $3.5 million in 2015 in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015.
Six Months Ended 2016 Compared to Six Months Ended 2015
Noninterest expense decreased by $28.7 million, or 9%, in the first six months of 2016 compared to the same period in 2015. The decrease in noninterest expense was driven by decreases in salaries, commissions and other employee benefits expense and general and administrative expense.
Salaries, commissions and employee benefits decreased by $1.2 million, or 1%, in the first six months of 2016 compared to the same period in 2015 primarily due to lower headcount in our consumer banking business as a result of our sale of servicing rights in May 2015 to Ditech as well as lower production volumes. The decrease is partially offset by an increase in headcount in our commercial banking business as a result of growth in our commercial portfolio and the impact of annual merit increases.
Occupancy and equipment expense increased by $1.2 million, or 3%, in the first six months of 2016 compared to the same period in 2015 primarily due to a personal property tax reserve release during the first quarter of 2015, which was partially offset by a decline in the space and equipment needed to support our employees given the reduction in full time employees as a result of our MSR sales during 2015.
General and administrative expense decreased by $28.7 million, or 28%, in the first six months of 2016 compared to the same period in 2015 primarily due to decreases in legal and professional fees, credit-related expenses, advertising and marketing expense, subservicing expense, consent order expense and other general and administrative expenses partially offset by increases in FDIC premium assessment and other agency fees.
Legal and professional fees decreased by $2.8 million, or 21%, in the first six months of 2016 compared to the same period in 2015 primarily due to higher legal costs in 2015 related to activities to grow our balance sheet.
Credit-related expenses decreased by $3.3 million, or 22%, in the first six months of 2016 primarily due to a decrease in our reserve for nonrecoverable advances related to our government-insured loans partially offset by an decrease of $2.9 million in our production repurchase reserve.
FDIC premium assessment and other agency fees increased by $1.3 million, or 10%, in the first six months of 2016 compared to the same period in 2015 primarily due to continued growth in our balance sheet.
Advertising and marketing expense decreased by $3.1 million, or 24%, in the first six months of 2016 compared to the same period in 2015 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we realized in 2015.
Subservicing expenses decreased by $5.1 million, or 100%, in the first six months of 2016 compared to the same period in 2015 due to the execution of the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred in the first four months of 2015 compared to none in 2016.
Consent order expense decreased by $3.2 million, or 112%, in the first six months of 2016 compared to the same period in 2015 due to lower third party costs and remediation accruals as we settled our consent order with the Office of the Comptroller of the Currency (OCC) in early January 2016.
Other general and administrative expense decreased by $12.5 million, or 31%, primarily due to a $5.8 million accrual recorded in 2015 for potential settlements and remediation associated with our servicing business. In addition, we incurred $3.5 million in 2015 in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 10
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Provision for income taxes	$13,201	$25,372	$30,462	$34,059
Effective tax rates	38.0%	37.9%	38.1%	37.9%

For the three and six months ended June 30, 2016 and 2015, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.
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
The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings (Losses) and Segment Assets				Table 11
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Segment Earnings (Losses)
Consumer Banking	$10,042	$38,792	$31,734	$45,457
Commercial Banking	56,796	57,503	112,828	104,794
Corporate Services	(32,082)	(29,356)	(64,621)	(60,395)
Segment earnings	$34,756	$66,939	$79,941	$89,856
Segment Assets
Consumer Banking	$16,514,624	$15,139,729	$16,514,624	$15,139,729
Commercial Banking	11,037,749	9,093,639	11,037,749	9,093,639
Corporate Services	259,250	283,285	259,250	283,285
Eliminations	(457,313)	(396,162)	(457,313)	(396,162)
Total assets	$27,354,310	$24,120,491	$27,354,310	$24,120,491
The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended June 30, 2016
Net interest income (loss)	$99,370	$83,141	$(5,071)	$—	$177,440
Provision for loan and lease losses	1,068	4,944	—	—	6,012
Net interest income (loss) after provision for loan and lease losses	98,302	78,197	(5,071)	—	171,428
Total noninterest income	5,225	12,389	1,554	—	19,168
Total noninterest expense	93,485	33,790	28,565	—	155,840
Income (loss) before income tax	10,042	56,796	(32,082)	—	34,756
Adjustment items (pre-tax):
Gain on repurchase of trust preferred securities	—	—	(1,478)	—	(1,478)
Transaction expense and non-recurring regulatory related expense	148	—	154	—	302
Increase (decrease) in Bank of Florida non-accretable discount	—	(324)	—	—	(324)
MSR impairment (recovery)	36,872	—	—	—	36,872
Restructuring cost	(1,538)	759	66	—	(713)
Adjusted income (loss) before income tax (1)	$45,524	$57,231	$(33,340)	$—	$69,415

Business Segments Selected Financial Information					Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended June 30, 2015
Net interest income (loss)	$92,355	$78,266	$(1,596)	$—	$169,025
Provision for loan and lease losses	3,584	4,348	—	—	7,932
Net interest income (loss) after provision for loan and lease losses	88,771	73,918	(1,596)	—	161,093
Total noninterest income	71,116	12,564	134	—	83,814
Total noninterest expense	121,095	28,979	27,894	—	177,968
Income (loss) before income tax	38,792	57,503	(29,356)	—	66,939
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	5,791	—	250	—	6,041
Increase (decrease) in Bank of Florida non-accretable discount	354	(97)	—	—	257
MSR impairment (recovery)	(15,727)	—	—	—	(15,727)
Restructuring cost, net of tax	17,143	—	61	—	17,204
Adjusted income (loss) before income tax (1)	$46,353	$57,406	$(29,045)	$—	$74,714

Business Segments Selected Financial Information					Table 12C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Six months ended June 30, 2016
Net interest income (loss)	$196,890	$163,709	$(9,378)	$—	$351,221
Provision for loan and lease losses	4,402	10,529	—	—	14,931
Net interest income (loss) after provision for loan and lease losses	192,488	153,180	(9,378)	—	336,290
Total noninterest income	20,804	26,424	1,693	—	48,921
Total noninterest expense	181,558	66,776	56,936	—	305,270
Income (loss) before income tax	31,734	112,828	(64,621)	—	79,941
Adjustment items (pre-tax):
Gain on repurchase of trust preferred securities	—	—	(1,478)	—	(1,478)
Transaction expense and non-recurring regulatory related expense	(180)	—	413	—	233
Increase (decrease) in Bank of Florida non-accretable discount	—	(346)	—	—	(346)
MSR impairment (recovery)	59,414	—	—	—	59,414
Restructuring cost	(1,420)	1,138	275	—	(7)
Adjusted income (loss) before income tax (1)	$89,548	$113,620	$(65,411)	$—	$137,757

Business Segments Selected Financial Information					Table 12D
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Six Months Ended June 30, 2015
Net interest income (loss)	$177,012	$150,602	$(3,151)	$—	$324,463
Provision for loan and lease losses	4,977	11,955	—	—	16,932
Net interest income (loss) after provision for loan and lease losses	172,035	138,647	(3,151)	—	307,531
Total noninterest income	93,116	22,937	282	—	116,335
Total noninterest expense	219,694	56,790	57,526	—	334,010
Income (loss) before income tax	45,457	104,794	(60,395)	—	89,856
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	8,115	—	343	—	8,458
Increase (decrease) in Bank of Florida non-accretable discount	354	(1,657)	—	—	(1,303)
MSR impairment (recovery)	27,625	—	—	—	27,625
Restructuring cost, net of tax	17,143	—	61	—	17,204
Adjusted income (loss) before income tax (1)	$98,694	$103,137	$(59,991)	$—	$141,840
(1) Adjusted income (loss) before income tax is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is income (loss) before income tax. A reconciliation of this non-GAAP financial measure can be found in the Performance Highlights section above and the tables set forth in such section.

Consumer Banking

Consumer Banking			Table 13
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$99,370	$92,355	$196,890	$177,012
Provision for loan and lease losses	1,068	3,584	4,402	4,977
Net interest income after provision for loan and lease losses	98,302	88,771	192,488	172,035
Noninterest income:
Net loan servicing income (loss)	(30,948)	25,938	(45,116)	(3,861)
Gain on sale of loans	27,997	36,215	50,278	78,836
Loan production revenue	5,194	4,833	8,981	9,224
Deposit fee income	1,850	2,963	4,797	6,924
Other	1,132	1,167	1,864	1,993
Total noninterest income	5,225	71,116	20,804	93,116
Noninterest expense:
Salaries, commissions and other employee benefits expense	50,954	56,566	98,291	107,201
Equipment and occupancy expense	12,049	12,237	23,640	24,244
General and administrative expense	30,482	52,292	59,627	88,249
Total noninterest expense	93,485	121,095	181,558	219,694
Segment earnings	$10,042	$38,792	$31,734	$45,457

Residential Mortgage Lending				Table 14
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Key Metrics:
Mortgage lending volume:
Agency	$1,297,388	$1,177,725	$2,169,726	$2,221,225
Jumbo	883,252	1,458,297	1,607,788	2,759,043
Other	225,003	81,566	425,261	103,282
Mortgage lending volume	$2,405,643	$2,717,588	$4,202,775	$5,083,550
Mortgage loans sold: (1)
Agency, excluding GNMA II	$1,222,678	$1,041,949	$2,051,474	$1,954,049
Jumbo	456,140	1,057,431	1,437,444	1,247,396
GNMA II	3,362	36,270	10,670	139,970
Other	11,128	4,252	16,154	7,700
Mortgage loans sold	$1,693,308	$2,139,902	$3,515,742	$3,349,115
Applications	$1,557,100	$1,770,099	$1,557,100	$1,770,099
Rate locks	1,564,302	1,571,512	1,564,302	1,571,512
Mortgage Lending Volume by Channel:
Retail	$1,750,962	$1,728,598	$3,004,644	$3,030,086
Consumer Direct	388,128	411,407	632,277	852,562
Correspondent	266,553	577,584	565,854	1,200,903
Purchase Activity (%):
Retail	65%	67%	63%	60%
Consumer Direct	14%	12%	12%	9%
Correspondent	74%	62%	71%	52%
Total	58%	58%	56%	58%

(1)
Excludes sales of loans to third party servicers out of government insured pool buyouts accounted for under Accounting Standards Codification (ASC) 310-30 since additional cash flows expected and/or realized in the pool are not recognized into earnings immediately but come in as a prospective adjustment to yield for the remainder of the pool.

Second Quarter of 2016 compared to Second Quarter of 2015
Consumer Banking segment earnings decreased by $28.8 million, or 74%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a decrease in noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.
Net interest income increased by $7.0 million, or 8%, in the second quarter of 2016 compared to the same period in 2015 due to an increase in interest income of $23.1 million, or 15%, partially offset by an increase in interest expense of $16.1 million, or 27%, in the second quarter of 2016. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $65.9 million, or 93%, in the second quarter of 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in net loan servicing income of $56.9 million and gain on sale of loans of $8.2 million in the second quarter of 2016 compared to the same period in 2015. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to loan servicing income and mortgage servicing rights, respectively. Gain on sale of loans decreased $8.2 million in the second quarter of 2016 compared to the same period in 2015 primarily due to the $1.1 billion in jumbo loans sold and $36.3 million of GNMA II securitizations in the second quarter of 2015 compared to the sale of $456.1 million and $3.4 million of jumbo and GNMA II securitizations, respectively, in the second quarter of 2016. This reduction in loan sales related to these products drove the decline in gain on sale of loans income, which was partially offset by an increase in our agency volume in second quarter of 2016 compared to the second quarter of 2015.
Noninterest expense decreased by $27.6 million, or 23%, in the second quarter of 2016 compared to the same period in 2015. The decrease in the second quarter of 2016 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Six Months Ended 2016 compared to Six Months Ended 2015
Consumer Banking segment earnings decreased by $13.7 million, or 30%, in the first six months of 2016 compared to the same period in 2015 primarily due to a decrease in noninterest income partially offset by an increase in net interest income and a decrease in noninterest expense.
Net interest income increased by $19.9 million, or 11%, in the first six months of 2016 compared to the same period in 2015 due to an increase in interest income of $53.1 million, or 18%, partially offset by an increase in interest expense of $33.2 million, or 29%, in the first six months of 2016. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $72.3 million, or 78%, in the first six months of 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in net loan servicing income of $41.3 million and gain on sale of loans of $28.6 million in the first six months of 2016 compared to the same period in 2015. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to loan servicing income and mortgage servicing rights, respectively. Gain on sale of loans decreased $28.6 million in the first six months of 2016 compared to the same period in 2015 due primarily to a $880.8 million decrease in loans originated coupled with a $129.3 million decrease in our GNMA II securitizations as a result of the make-up of our GNMA buyouts with a majority of the portfolio accounted for under ASC 310-30. This decrease was partially offset by an increase of $190.0 million in the amount of jumbo loans sold in the first six months of 2016 compared to the same period in 2015 as well as an increase in agency sales volume of $97.4 million in the first six months of 2016 compared to the same period in 2015.
Noninterest expense decreased by $38.1 million, or 17%, in the first six months of 2016 compared to the same period in 2015. The decrease in the second quarter of 2016 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Commercial Banking

Commercial Banking				Table 15
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$83,141	$78,266	$163,709	$150,602
Provision for loan and lease losses	4,944	4,348	10,529	11,955
Net interest income after provision for loan and lease losses	78,197	73,918	153,180	138,647
Noninterest income:
Loan production revenue	1,532	1,360	3,004	2,353
Other lease income	3,316	2,082	7,683	6,169
Gain on sale of loans	3,971	4,372	10,436	4,372
Other	3,570	4,750	5,301	10,043
Total noninterest income	12,389	12,564	26,424	22,937
Noninterest expense:
Salaries, commissions and other employee expense	15,996	12,807	32,212	25,918
Equipment and occupancy expense	3,767	3,542	7,441	6,543
General and administrative expense	14,027	12,630	27,123	24,329
Total noninterest expense	33,790	28,979	66,776	56,790
Segment earnings	$56,796	$57,503	$112,828	$104,794
Second Quarter of 2016 compared to Second Quarter of 2015
Commercial Banking segment earnings decreased by $0.7 million, or 1%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a decrease in noninterest income and an increase in noninterest expense partially offset by an increase in net interest income.
Net interest income increased by $4.9 million, or 6%, in the second quarter of 2016 compared to the same period in 2015 due mainly to higher average balances experienced in all three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 6% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income decreased by $0.2 million, or 1%, in the second quarter quarter of 2016 compared to the same period in 2015 primarily due to decreases in other noninterest income and gain on sale of loans partially offset by an increase in other lease income. The primary driver of the noted decline in other noninterest income is a decrease of $0.6 million in prepayment fee income related to our servicing of certain commercial loans. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Noninterest expense increased by $4.8 million, or 17%, in the second quarter of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and other employee expense, equipment and occupancy expenses and general and administrative expense. These increases were largely due to increases in salaries and commissions due to an increase in headcount from 341 at June 30, 2015 to 378 at June 30, 2016 as a result of growth in our commercial loan and lease portfolio. In addition, our general and administrative expense increased by $1.4 million primarily due to an increase in inter-segment allocations due to the increase in headcount and overall asset growth within the segment. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Six Months Ended 2016 compared to Six Months Ended 2015
Commercial Banking segment earnings increased by $8.0 million, or 8%, in the first six months of 2016 compared to the same period in 2015 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $13.1 million, or 9%, in the first six months of 2016 compared to the same period in 2015 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 10% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $3.5 million, or 15%, in the first six months of 2016 compared to the same period in 2015 primarily due to an increase in gain on sale of loans as a result of an increase in the amount of commercial loans and leases sold and an increase in other lease income partially offset by a decrease in other noninterest income due to a decrease of $4.3 million in prepayment fee income related to our servicing of certain commercial loans.
Noninterest expense increased by $10.0 million, or 18%, in the first six months of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and other employee expense, equipment and occupancy expenses and general and administrative expense. These increases were largely due to increases in salaries and commissions resulting from an increase in headcount from 341 at June 30, 2015 to 378 at June 30, 2016. In addition, our general and administrative expense increased by $2.8 million primarily due to an increase in inter-segment allocations due to the increase in headcount and overall asset growth within the segment. In addition, FDIC fees allocated to our Commercial Banking segment increased by $1.0 million due to the increase in our commercial assets. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Corporate Services

Corporate Services				Table 16
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income (loss) after provision for loan and lease losses	$(5,071)	$(1,596)	$(9,378)	$(3,151)
Total noninterest income	1,554	134	1,693	282
Noninterest expense:
Salaries, commissions and employee benefits	27,972	26,396	56,059	54,636
Equipment and occupancy	7,502	6,635	14,418	13,528
Other general and administrative	11,255	13,162	22,727	26,436
Inter-segment allocations	(18,164)	(18,299)	(36,268)	(37,074)
Total noninterest expense	28,565	27,894	56,936	57,526
Segment earnings (loss)	$(32,082)	$(29,356)	$(64,621)	$(60,395)
Second Quarter of 2016 compared to Second Quarter of 2015
Corporate Services segment loss increased by $2.7 million, or 9%, in the second quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest loss and noninterest expense partially offset by an increase in noninterest income.
Net interest loss increased by $3.5 million, or 218%, in the second quarter of 2016 compared to the same period in 2015 primarily due to an increase in interest expense as a result of the subordinated notes issued in both the second quarter of 2015 and the first quarter of 2016.
Noninterest income increased by $1.4 million in the second quarter of 2016 compared to the same period in 2015 primarily due to a

$1.5 million gain on the extinguishment of $5.0 million of our trust preferred securities.
Noninterest expense increased by $0.7 million, or 2%, in the second quarter of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and employee benefits and equipment and occupancy expense partially offset by a decrease in other general and administrative expense.
Salaries, commissions and employee benefits increased by $1.6 million, or 6%, in the second quarter of 2016 compared to the same period in 2015 primarily due to the timing of incentive accruals compared to prior year. Equipment and occupancy expense increased by $0.9 million, or 13% in the second quarter of 2016 compared to the same period in 2015 primarily due to higher software and licensing expense. General and administrative expense decreased $1.9 million, or 14%, in the second quarter of 2016 compared to the same period in 2015 due to a decrease in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the decrease in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations decreased by $0.1 million, or 1%, in the second quarter of 2016 compared to the same period in 2015.
Six Months Ended 2016 compared to Six Months Ended 2015
Corporate Services segment loss increased by $4.2 million, or 7%, in the first six months of 2016 compared to the same period in 2015 primarily due to an increase in net interest loss partially offset by an increase in noninterest income and a decrease in noninterest expense.
Net interest loss increased by $6.2 million, or 198%, in the first six months of 2016 compared to the same period in 2015 primarily due to an increase in interest expense as a result of the subordinated notes issued in both the second quarter of 2015 and the first quarter of 2016.
Noninterest income increased by $1.4 million in the first six months of 2016 compared to the same period in 2015 primarily due to a $1.5 million gain on the extinguishment of $5.0 million of our trust preferred securities during the second quarter of 2016.
Noninterest expense decreased by $0.6 million, or 1%, in the first six months of 2016 compared to the same period in 2015 primarily due to a decrease in other general and administrative expense partially offset by an increase in salaries, commissions and employee benefits and equipment and occupancy expense.
Salaries, commissions and employee benefits increased by $1.4 million, or 3%, in the first six months of 2016 compared to the same period in 2015 primarily due to an increase in average headcount from 743 at June 30, 2015 to 768 at June 30, 2016. Equipment and occupancy expense increased by $0.9 million, or 7%, in the first six months of 2016 compared to the same period in 2015 primarily due to higher software and licensing expense. General and administrative expense decreased $3.7 million, or 14%, in the first six months of 2016 compared to the same period in 2015 due to a decrease in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the decrease in advertising and marketing had a direct effect on the amount of inter-segment allocations. Inter-segment allocations decreased by $0.8 million, or 2%, in the first six months of 2016 compared to the same period in 2015.
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

The following tables show the amortized cost, gross unrealized gains and losses, fair value and carrying amount of investment securities as of June 30, 2016 and December 31, 2015:

Investment Securities					Table 17
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
June 30, 2016
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$464,939	$1,680	$7,093	$459,526	$459,526
Asset-backed securities (ABS)	1,518	—	290	1,228	1,228
Other	235	152	—	387	387
Total available for sale securities	466,692	1,832	7,383	461,141	461,141
Held to maturity:
Residential CMO securities - agency	8,937	291	—	9,228	8,937
Residential Mortgage-backed Securities (MBS) - agency	95,268	5,080	1	100,347	95,268
Total held to maturity securities	104,205	5,371	1	109,575	104,205
Total investment securities	$570,897	$7,203	$7,384	$570,716	$565,346

December 31, 2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
Asset-backed securities	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	560,501	1,889	7,371	555,019	555,019
Held to maturity:
Residential CMO securities - agency	13,065	269	—	13,334	13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	103,746	2,242	540	105,448	103,746
Total investment securities	$664,247	$4,131	$7,911	$660,467	$658,765
Residential — Nonagency
At June 30, 2016, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. The fair value of investments in residential nonagency CMO securities totaled $459.5 million, or 81%, of our investment securities portfolio. The fair value of our residential nonagency CMO securities decreased to $459.5 million at June 30, 2016 from $553.3 million at December 31, 2015, or 17%, primarily due to reductions in amortized cost resulting from principal payments received of $93.8 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $213.9 million, or 43%, of our residential nonagency CMO investment securities at June 30, 2016.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At June 30, 2016, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 729, a weighted average amortized loan-to-value ratio (LTV), of 56%, and was seasoned an average of 136 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Other investments is comprised of residential agency CMO securities, residential agency MBS, and equity securities.
Residential — Agency
At June 30, 2016, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. The carrying value of investments in residential agency CMO securities totaled $9.0 million, or 2%, of our investment securities portfolio. The carrying value of our residential agency MBS portfolio totaled $95.4 million, or 17%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
The carrying value of our residential agency CMO securities decreased by $4.1 million, or 32%, to $9.0 million at June 30, 2016 from $13.1 million at December 31, 2015 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. The carrying value of our residential agency MBS securities increased by $4.6 million, or 5%, to $95.4 million at June 30, 2016, from $90.8 million at December 31, 2015 primarily due to purchases of MBS securities.

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
The following table presents the balance of each major category in our loans held for sale portfolio at June 30, 2016 and December 31, 2015:

Loans Held for Sale		Table 18
(dollars in thousands)	June 30, 2016	December 31, 2015
Mortgage warehouse (carried at fair value)	$734,807	$624,726
Other residential (carried at fair value)	590,342	683,015
Total loans held for sale carried at fair value	1,325,149	1,307,741
Other residential	67,665	22,774
Commercial and commercial real estate	92,933	178,753
Total loans held for sale carried at lower of cost or market	160,598	201,527
Total loans held for sale	$1,485,747	$1,509,268
Mortgage Warehouse
At June 30, 2016, our mortgage warehouse loans totaled $734.8 million, or 49%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet and due to the burden of complying with the requirements of hedge accounting, we have elected fair value accounting on this portfolio of loans. Mortgage warehouse loans increased by $110.1 million, or 18%, from December 31, 2015 due to an increase in originations of agency loans which outpaced agency loan sales during the six months ended June 30, 2016.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 19
(dollars in thousands)	June 30, 2016	December 31, 2015
30 days or less	$504,580	$299,910
31- 90 days	148,951	299,996
Greater than 90 days	81,276	24,820
Total mortgage warehouse	$734,807	$624,726
Subsequent to June 30, 2016, we sold $5.3 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $76.0 million of warehouse loans held for more than 90 days were made up of mostly conforming or government products and were current at June 30, 2016.

Other Residential Loans Carried at Fair Value
At June 30, 2016, our other residential loans carried at fair value totaled $590.3 million, or 40%, of our total loans held for sale portfolio. Other residential loans are comprised of our originated fixed rate jumbo preferred loans that we sell to institutional investors. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans. Electing to use fair value allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements of hedge accounting. Other residential loans carried at fair value decreased by $92.7 million, or 14%, from $683.0 million at December 31, 2015, due to sales of loans with a recorded investment of $654.4 million, paydowns and payoffs of $33.8 million, transfers to held for investment of $26.2 million, which was offset by originations of $602.3 million. The remaining $19.3 million relates to increases in the fair value of the loans while present on our balance sheet.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale:

Other Residential Loans Carried at Fair Value		Table 20
(dollars in thousands)	June 30, 2016	December 31, 2015
90 days or less	$404,260	$174,262
91- 180 days	57,151	232,784
Greater than 180 days	128,931	275,969
Total other residential loans carried at fair value	$590,342	$683,015
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM increased by $44.9 million, or 197%, from $22.8 million at December 31, 2015 to $67.7 million at June 30, 2016. During the three and six months ended June 30, 2016, we transferred $476.3 million and $901.5 million of government insured pool buyout loans and transferred $367.7 million and $864.1 million of other residential mortgages, respectively, from loans held for investment to loans held for sale. Of those government insured pool buyout loans transferred to loans held for sale, we transferred and subsequently sold $3.4 million and $10.7 million of conforming mortgages to GNMA in exchange for mortgage-backed securities during the three and six months ended June 30, 2016, respectively and sold loans of $487.8 million and $905.5 million to third parties through whole loan sales during the three and six months ended June 30, 2016, respectively. Of our other residential mortgages transferred to held for sale we sold loans of $320.8 million and $829.8 million to third parties through whole loan sales during the three and six months ended June 30, 2016, respectively.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $92.9 million, or 6%, of our total loans held for sale at June 30, 2016, which was a decrease of $85.8 million, or 48%, from December 31, 2015. During the six months ended June 30, 2016, we transferred $28.8 million of loans from held for sale to held for investment and during the three and six months ended June 30, 2016 we sold $191.2 million and $397.2 million, respectively of other commercial and commercial real estate loans to third party investors. These were offset by $100.5 million and $270.9 million of transfers from held for investment to held for sale during the three and six months ended June 30, 2016, respectively. During the three months ended June 30, 2016 the Company voluntarily repurchased $75.0 million of loans from its BPL trusts through a clean-up call. These loans were sold to third party purchasers during the period.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at June 30, 2016 and at December 31, 2015:

Loans and Leases Held for Investment	Table 21
(dollars in thousands)	June 30, 2016	December 31, 2015
Residential mortgages:
Residential	$6,961,746	$7,501,767
Government insured pool buyouts	4,403,338	4,215,355
Commercial and commercial real estate:
Mortgage warehouse finance	3,035,329	2,372,731
Lender finance	1,450,638	1,280,423
Other commercial and commercial real estate	3,831,432	3,954,522
Equipment financing receivables	2,462,475	2,400,909
Home equity lines and other	1,073,656	501,785
Total loans and leases, net of unearned income	23,218,614	22,227,492
Allowance for loan and lease losses	(84,250)	(78,137)
Total loans and leases held for investment, net	$23,134,364	$22,149,355
The balances presented above include:
Net purchase loan and lease discounts	$71,636	$45,770
Net deferred loan and lease origination costs	125,555	123,255
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.

Residential Mortgage Loans
At June 30, 2016, our residential mortgage loans totaled $7.0 billion, or 30%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans decreased by $540.0 million, or 7%, to $7.0 billion at June 30, 2016 from $7.5 billion at December 31, 2015. The decrease was primarily due to net transfers from loans held for investment (LHFI) to loans held for sale (LHFS) of $837.9 million in UPB as well as paydowns and payoffs of existing loans, partially offset by retained originations of $1.1 billion in UPB and acquisitions of $82.9 million in UPB during the six months ended June 30, 2016.
Government Insured Buyouts
At June 30, 2016, our government insured buyout loan portfolio totaled $4.4 billion, or 19%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $188.0 million, or 4%, to $4.4 billion at June 30, 2016 from $4.2 billion at December 31, 2015. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $1.9 billion partially offset by $901.5 million of loans being transferred from loans LHFI to LHFS, $601.9 million of delinquent loans reaching foreclosure, and the product of paydowns and payoffs of existing loans.
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
Under these government programs, servicing operations must comply with the government agencies' servicing requirements in order to avoid interest curtailments (principal is not at risk). As a result, operational capacity poses a risk to the potential claim payment through missed servicing milestones. Therefore, before we contract with a third party to service a portion of our government insured buyout portfolio, we perform due diligence to ensure the servicer is (1) an approved servicer of mortgage loans for the various GSEs and other government agencies, (2) properly licensed and qualified to do business and is in good standing in each jurisdiction in which such licensing and qualification is necessary, (3) an approved servicer for any nationally recognized insurer providing mortgage insurance on the loans being serviced, and (4) qualified to act as servicer, and we confirm that no event has occurred which would make the third party unable to comply with all such eligibility requirements or would require notification to the GSEs or other government agencies. A minority of our servicing contracts include language which requires us to bear the risk of loss associated with advances that are not eligible for reimbursement by the FHA.
At June 30, 2016, all of the government insured pool buyout purchases noted above represent acquisitions from third parties. For these acquired loans, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are ACI loans and account for these as a pool. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosure and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the prospective yield assuming there has not been a previous impairment of the pool. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets.
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
Mortgage Warehouse Finance
At June 30, 2016, our mortgage warehouse finance portfolio totaled $3.0 billion, or 13%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.

Mortgage warehouse finance increased by $662.6 million, or 28%, to $3.0 billion at June 30, 2016 from $2.4 billion at December 31, 2015. This change was primarily due to increased utilization by existing customers of $576.7 million, as well as origination activity of $85.9 million. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customer's focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our ability to encourage customers to choose our lines over other potential funding options.
Lender Finance
At June 30, 2016, our lender finance portfolio totaled $1.5 billion, or 6%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Our lender finance portfolio increased by $170.2 million, or 13%, to $1.5 billion at June 30, 2016 from $1.3 billion at December 31, 2015. This increase was primarily due to acquisitions of $146.7 million and new originations of $60.6 million which were partially offset by decreases in utilization by existing customers of $36.9 million. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our ability to encourage customers to choose our lines over other potential funding options.
Other Commercial and Commercial Real Estate
At June 30, 2016, our other commercial and commercial real estate portfolio totaled $3.8 billion, or 17%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and commercial investment properties.
Other commercial and commercial real estate decreased by $0.1 billion, or 3%, to $3.8 billion at June 30, 2016 from $4.0 billion at December 31, 2015. This change was primarily due to net transfers to loans held for sale of $242.1 million, declining utilization by asset-based lending customers of $28.1 million and paydowns and payoffs partially offset by originations of $355.1 million and acquisitions of loans with a UPB of $74.4 million.
Equipment Financing Receivables
Equipment financing receivables increased by $0.1 billion, or 3%, to $2.5 billion, or 11%, of our total held for investment loan and lease portfolio at June 30, 2016 from $2.4 billion at December 31, 2015. The increase was the result of originations of $617.8 million and earned income of $62.2 million, partially offset by equipment financing receivables transferred to HFS of $117.7 million and paydowns and payoffs on existing equipment financing receivables. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines and Other
At June 30, 2016, our home equity lines and other consumer loans totaled $1.1 billion, or 5%, of our total held for investment loan and lease portfolio, an increase of $571.9 million, or 114%, from $501.8 million at December 31, 2015. This increase was primarily the result of acquisitions with a net recorded investment of $256.9 million and originations of $377.4 million partially offset by paydowns on our existing lines of credit. Our other consumer loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and six months ended June 30, 2016 and 2015:

Change in Mortgage Servicing Rights				Table 22
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$312,671	$383,763	$335,280	$435,619
Originated servicing rights capitalized upon sale of loans	16,207	16,531	30,966	28,823
Sale of servicing rights	(1,020)	(34,040)	(1,020)	(34,040)
Amortization	(16,550)	(19,006)	(31,281)	(39,305)
Decrease (increase) in valuation allowance	(36,872)	15,727	(59,414)	(27,625)
Other	(80)	(172)	(175)	(669)
Balance, end of period	$274,356	$362,803	$274,356	$362,803
Valuation allowance:
Balance, beginning of period	$34,320	$43,352	$11,778	$—
Increase in valuation allowance	36,872	—	59,414	43,352
Recoveries	—	(15,727)	—	(15,727)
Write-off of valuation allowance	—	(14,541)	—	(14,541)
Balance, end of period	$71,192	$13,084	$71,192	$13,084
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.

Additions of originated servicing rights decreased by $0.3 million, or 2%, in the second quarter of 2016 compared to the same period in 2015 primarily due to a decrease of $85.8 million, or 6%, in residential mortgage loans sold with servicing retained. Originated servicing rights increased by $2.1 million, or 7%, during the six months ended June 30, 2016, due to an increase of $87.0 million, or 3%, in residential mortgage loans sold with servicing retained coupled with a slight decrease in expected prepayments for newly originated MSR for the six months ended June 30, 2016 when compared to the same period in 2015. Mortgage origination volumes and sales volumes are impacted by volatility in the current interest rate environment.
Sale of servicing rights decreased by $33.0 million, or 97%, for the three and six months ended June 30, 2016 compared to the same period in 2015. We sold $174.4 million in UPB of servicing rights during the three and six months ended June 30, 2016 compared to the sale of $4.6 billion in UPB of capitalized GNMA servicing rights effective May 1, 2015.
Amortization expense decreased by $2.5 million, or 13%, during the second quarter of 2016 compared to the same period in 2015 and decreased by $8.0 million, or 20%, during the six months ended June 30, 2016 compared to the same period in 2015, primarily due to the reduction in UPB of our servicing portfolio through loans sales and paydowns on the existing servicing portfolio.
During the first six months of 2016 we recorded impairment of $59.4 million primarily due to declining interest rates resulting in higher expected prepayments in the near term. The BMR decreased 37 basis points from 3.90% at December 31, 2015 to 3.53% at June 30, 2016. This decline in interest rates led to an acceleration in amortization expense along with the recorded impairment. This impairment increased the valuation allowance to $71.2 million at June 30, 2016. As of June 30, 2015, we had a valuation allowance of $13.1 million. For the six months ended June 30, 2015, we recorded impairment of $27.6 million. Of the $27.6 million, we determined $14.5 million was permanently impaired and non-recoverable and thus wrote off the $14.5 million at June 30, 2015.
Other Assets
The following table sets forth other assets by category as of June 30, 2016 and December 31, 2015:

Other Assets		Table 23
(dollars in thousands)	June 30, 2016	December 31, 2015
Foreclosure claims receivable, net of allowance of $6,001 and $11,187, respectively	$495,670	$530,624
Accrued interest receivable	153,288	153,156
Margin receivable, net	51,642	40,811
Goodwill	46,859	46,859
Equipment under operating leases	39,514	43,250
Servicing advances, net of allowance of $13,246 and $10,280, respectively	38,922	53,709
Fair value of derivatives, net	26,499	10,061
Other real estate owned (OREO), net of allowance of $2,781 and $5,316, respectively	22,951	17,253
Corporate advances, net of allowance of $375 and $556, respectively	18,104	28,300
Prepaid assets	11,270	12,802
Income tax receivable, net	7,144	69,485
Intangible assets, net	1,355	1,772
Other	39,241	40,795
Total other assets	$952,459	$1,048,877
Other assets decreased by $96.4 million, or 9%, to $952.5 million at June 30, 2016 from $1.0 billion at December 31, 2015. The decrease was driven primarily by decreases in income taxes receivable, foreclosure claims receivable, servicing advances, corporate advances and equipment under operating leases which were partially offset by increases in the fair value of derivatives, margin receivable and other real estate owned.
Foreclosure claims receivable decreased by $35.0 million, or 7%, from December 31, 2015 to June 30, 2016. The decrease was primarily due to claims received on receivables from the loans that we sold which were partially offset by continued purchases of government insured residential mortgage loans where the loans are already in foreclosure.
Net margin receivable increased by $10.8 million, or 27%, from December 31, 2015 to June 30, 2016. Our margin receivable is utilized in offsetting derivative liability positions in the balance sheet. The increase in margin receivable was primarily the result of a decline in the fair values of derivative instruments resulting in a greater liability position on the balance sheet before netting. This increased liability position resulted in the posting of additional margin receivable for several positions, which was not entirely eliminated during netting resulting in an overall increase in net margin receivable. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Equipment under operating leases decreased by $3.7 million, or 9%, from December 31, 2015 to June 30, 2016. The decrease was primarily due to an overall decline in the the operating leases.
Servicing advances decreased by $14.8 million, or 28%, from December 31, 2015 to June 30, 2016. The decrease was primarily due to paydowns in the first six months of 2016, which was partially offset by additional advances.
Fair value of derivatives increased by $16.4 million from December 31, 2015 to June 30, 2016. The increase was primarily due to derivatives associated with our foreign currency exchange products and interest rate lock commitments. For further information on this increase see the schedule of derivative fair values at Note 12.
Other real estate owned increased by $5.7 million, or 33%, from December 31, 2015 to June 30, 2016. The increase was primarily due to $14.8 million of additional OREO that was acquired through foreclosure which was partially offset by the sale of $8.6 million of OREO.

Corporate advances decreased by $10.2 million, or 36%, from December 31, 2015 to June 30, 2016. The decrease was primarily due to the receipt of funds from the sale of MSR and related advances to Ditech and Nationstar during 2015, as well as additional funds received from Nationstar in 2016.
Income taxes receivable decreased by $62.3 million, or 90%, from December 31, 2015 to June 30, 2016. The decrease was primarily caused by our receipt of a $40.0 million federal income tax refund and the booking of current tax expense of $51.9 million. This decrease was partially offset by $5.5 million in state estimated payments and extension payments.
Deferred Tax Liability
Net deferred tax liability decreased by $48.8 million, or 56%, from $86.4 million at December 31, 2015 to $37.6 million at June 30, 2016, primarily due to the tax effect of an increase to reserve balances and the MSR impairment. This decrease was also facilitated by the tax effect of other comprehensive income adjustments related to interest rate swaps and mark-to-market adjustments.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss increased by $44.7 million, or 70%, to a loss of $108.7 million at June 30, 2016, from a loss of $64.0 million at December 31, 2015, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps and debt securities partially offset by the reclassifications of unrealized losses during the period into income and the associated tax effect.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at June 30, 2016 and December 31, 2015:

Carrying Value of ACI Loans			Table 24
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
June 30, 2016
UPB or contractual net investment	$3,766,541	$80,025	$3,846,566
Plus: contractual interest due or unearned income	2,726,167	33,597	2,759,764
Contractual cash flows due	6,492,708	113,622	6,606,330
Less: nonaccretable difference	2,514,576	2,962	2,517,538
Less: Allowance for loan losses	5,804	11	5,815
Expected cash flows	3,972,328	110,649	4,082,977
Less: accretable yield	274,785	35,159	309,944
Carrying value	$3,697,543	$75,490	$3,773,033
Carrying value as a percentage of UPB or contractual net investment	98%	94%	98%
December 31, 2015
UPB or contractual net investment	$3,503,138	$117,051	$3,620,189
Plus: contractual interest due or unearned income	2,601,232	43,694	2,644,926
Contractual cash flows due	6,104,370	160,745	6,265,115
Less: nonaccretable difference	2,395,113	5,725	2,400,838
Less: Allowance for loan losses	7,031	346	7,377
Expected cash flows	3,702,226	154,674	3,856,900
Less: accretable yield	252,841	43,690	296,531
Carrying value	$3,449,385	$110,984	$3,560,369
Carrying value as a percentage of UPB or contractual net investment	98%	95%	98%
In our residential ACI portfolio, a reduction in the impairment reserve of $1.2 million was recorded for the six months ended June 30, 2016. Within this portfolio, we reclassified $7.7 million from accretable yield due to a reduction in undiscounted expected cash flows of our government insured buyout portfolio. This reduction was primarily a result of changes in our expectation of loan modifications and liquidation timing as a result of a changing interest rate environment. This change in assumptions drove a reduction in the expected cash flows but, as a result of the decreased duration, the weighted average yield on the portfolio increased.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $0.3 million was recorded for the six months ended June 30, 2016. Within this portfolio, we also reclassified $1.4 million from accretable yield due to a reduction in undiscounted expected cash flows.
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

Non-Performing Assets (1)		Table 25
(dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$27,580	$32,218
Home equity lines and other	6,678	3,339
Commercial Banking:
Commercial and commercial real estate	65,962	71,913
Equipment financing receivables	28,833	17,407
Total nonaccrual loans and leases	129,053	124,877
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	129,053	124,877
Other real estate owned	13,477	17,253
Total non-performing assets	142,530	142,130
Troubled debt restructurings less than 90 days past due	14,760	16,425
Total NPA and TDR (1)	$157,290	$158,555
Total NPA and TDR	$157,290	$158,555
Government insured 90 days or more past due still accruing	3,211,913	3,199,978
Loans accounted for under ASC 310-30:
90 days or more past due	4,130	5,148
Total regulatory NPA and TDR	$3,373,333	$3,363,681
Adjusted credit quality ratios: (1)
NPL to total loans	0.52%	0.53%
NPA to total assets	0.52%	0.53%
NPA and TDR to total assets	0.58%	0.60%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	13.59%	14.08%
NPA to total assets	12.28%	12.58%
NPA and TDR to total assets	12.33%	12.64%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $1.3 million, or 1%, to $157.3 million at June 30, 2016 from $158.6 million at December 31, 2015. This decrease was comprised of a reduction of $3.8 million, or 22% in OREO and a reduction in TDRs less than 90 days past due of $1.7 million, or 10%. These reductions were partially offset by an increase in nonaccrual loans and leases of $4.2 million, or 3%. The decrease in OREO and TDRs greater than 90 days past due was the product of property liquidations, paydowns and payoffs outpacing additions to the inventory during the quarter. The increase in nonaccrual loans and leases was primarily attributable to increases of $11.4 million, or 66%, in equipment financing receivables nonaccrual loans and leases and $3.3 million, or 100%, in nonaccrual home equity lines and other, partially offset by decreases of $6.0 million, or 8%, in commercial and commercial real estate nonaccrual loans and $4.6 million, or 14%, in residential nonaccrual loans. The noted increase in nonaccrual equipment financing receivables was primarily the result of the impairment of one relationship with a net recorded investment of $9.0 million during the three months ended March 31, 2016 due to concern regarding the collectability of contractual amounts due under the agreement. The noted increase in nonaccrual home equity lines was due to the acquisition of a pool of home equity loans during the three months ended March 31, 2016 of which a small population represented loans on nonaccrual status. The noted decreases in commercial and commercial real estate and residential nonaccrual loans were primarily the result of paydowns and payoffs on nonaccrual loans outpacing additions for the six months ended June 30, 2016.
Total regulatory NPA and TDR remained consistent at $3.4 billion at June 30, 2016 and December 31, 2015, experiencing a total increase of only $9.7 million for the six months ended June 30, 2016. The increase in total regulatory NPA and TDR was primarily driven by an increase of $11.9 million in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.
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
In addition to the problem loans described above, as of June 30, 2016, we had special mention loans and leases totaling $94.7 million, or 0.4% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories but which, in our opinion, were subjected to potential future rating downgrades. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $55.9 million, or 144%, to $94.7 million at June 30, 2016, from $38.8 million at December 31, 2015. This increase in special mention loans and leases was primarily comprised of a $47.0 million increase in special mention commercial and commercial real estate, which was driven primarily by the downgrade of several relationships due to concerns regarding the borrower's ability to continue to service the debt due to current or anticipated weakening financial performance identified during our periodic loan reviews.
During the six months ended June 30, 2016, $3.2 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $0.7 million was included in net interest income for the six months ended June 30, 2016.

Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and six months ended June 30, 2016 and 2015:

Allowance for Loan and Lease Losses Activity				Table 26
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
ALLL, beginning of period	$83,485	$62,846	$78,137	$60,846
Charge-offs:
Consumer Banking:
Residential mortgages	2,176	2,447	4,021	4,986
Home equity lines and other	275	305	495	626
Commercial Banking:
Commercial and commercial real estate	—	—	68	2,018
Equipment financing receivables	3,935	2,838	6,499	5,469
Total charge-offs	6,386	5,590	11,083	13,099
Recoveries:
Consumer Banking:
Residential mortgages	272	53	504	111
Home equity lines and other	69	97	150	180
Commercial Banking:
Commercial and commercial real estate	4	218	80	220
Equipment financing receivables	794	535	1,531	901
Total recoveries	1,139	903	2,265	1,412
Net charge-offs	5,247	4,687	8,818	11,687
Provision for loan and lease losses	6,012	7,932	14,931	16,932
Transfers to loans held for sale	—	—	—	—
ALLL, end of period	$84,250	$66,091	$84,250	$66,091
Net charge-offs to average loans held for investment	0.09%	0.10%	0.08%	0.13%
Net charge-offs for the six months ended June 30, 2016 totaled $8.8 million, down $2.9 million, or 25%, over the six months ended June 30, 2015. The decrease in net charge-offs is primarily the result of a reduction in net charge-offs associated with our commercial and commercial real estate portfolio.
The tables below sets forth the calculation of the ALLL based on the method for determining the allowance along with the related UPB.

Analysis of Loan and Lease Losses						Table 27
	June 30, 2016			December 31, 2015
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,983	$5,804	$25,787	$19,920	$7,031	$26,951
Commercial and commercial real estate	37,433	11	37,444	34,529	346	34,875
Equipment financing receivables	15,191	—	15,191	12,187	—	12,187
Home equity lines and other	5,828	—	5,828	4,124	—	4,124
Total ALLL	$78,435	$5,815	$84,250	$70,760	$7,377	$78,137
ALLL as a percentage of loans and leases held for investment	0.40%	0.15%	0.36%	0.38%	0.21%	0.35%

Residential mortgages	$7,661,737	$3,703,347	$11,365,084	$8,260,706	$3,456,416	$11,717,122
Commercial and commercial real estate	8,241,898	75,501	8,317,399	7,496,346	111,330	7,607,676
Equipment financing receivables	2,462,475	—	2,462,475	2,400,909	—	2,400,909
Home equity lines and other	1,073,656	—	1,073,656	501,785	—	501,785
Total loans and leases held for investment	$19,439,766	$3,778,848	$23,218,614	$18,659,746	$3,567,746	$22,227,492
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $0.8 billion, or 4%, to $19.4 billion at June 30, 2016 from $18.7 billion at December 31, 2015. The growth is primarily attributable to new originations of home equity lines and commercial and commercial real estate partially offset by transfers of loans and leases to held for sale.

Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $0.6 billion, or 7%, to $7.7 billion at June 30, 2016, from $8.3 billion at December 31, 2015. The ALLL for residential mortgages, excluding ACI loans, increased by $0.1 million, or less than 1%, to $20.0 million at June 30, 2016, from $19.9 million at December 31, 2015. Charge-off activity for residential mortgages was $4.0 million for the six months ended June 30, 2016. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of June 30, 2016, $5.8 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.
The table below presents our residential mortgage portfolio, excluding government insured loans, by origination/vintage year and by product type. The table further segregates our portfolio between loans that were originated by EB and those that were acquired. The differentiation between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses as noted above. For acquired or repurchased loans, the origination year is based on the loan's origination date.

Residential Mortgage Loans Held for Investment Analysis			Table 28
June 30, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 5/1	$103,149	$1,231,193	$1,334,342
Jumbo 7/1	31,784	2,504,908	2,536,692
Jumbo 10/1	28,951	1,496,419	1,525,370
Jumbo fixed	1,715	33,400	35,115
Other originated	203,847	499,903	703,750
Total originated residential loans	369,446	5,765,823	6,135,269
Acquired or repurchased residential loans:
Loan repurchases	37,199	43,635	80,834
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	533,822	175,273	709,095
ASC 310-30 (ACI loan acquisitions)	36,461	87	36,548
Total acquired or repurchased residential loans	607,482	218,995	826,477
Total residential mortgage loans	$976,928	$5,984,818	$6,961,746
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of June 30, 2016, the $5.8 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 67% and a weighted average original FICO score of 762. Of those originated residential loans, $5.9 million were greater than 30 days past due and $2.8 million were on non-accrual status at June 30, 2016.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 29
June 30, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$664,483	$383,842	$3,115,382	$4,163,707
VA/Other government insured	116,221	26,879	96,531	239,631
Total government insured	$780,704	$410,721	$3,211,913	$4,403,338
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

Government Insured Buyouts Concentration of Credit Risk			Table 30
June 30, 2016	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	9.4%		2.8%
New York	8.2%		6.3%
Florida	6.3%	6.7%	6.1%
Texas	6.1%	12.4%	8.1%
California	6.1%		12.1%
Georgia		8.0%	3.1%
North Carolina		6.5%	3.1%
Virginia		5.6%	2.6%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $0.7 billion, or 10%, to $8.2 billion at June 30, 2016, from $7.5 billion at December 31, 2015. The increase was primarily due to the organic growth in our commercial and commercial real estate portfolio during the six months ended June 30, 2016.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 8%, to $37.4 million at June 30, 2016, from $34.5 million at December 31, 2015. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained consistent at 0.5% as of June 30, 2016 compared with 0.5% at December 31, 2015. The consistency in coverage ratio is reflective of continued diligence ensuring that newly originated loans continue to adhere to our high underwriting standards.
When calculating the allowance for loan losses related to its commercial and commercial real estate loans, the Company includes an assessment of historical loss factors, which include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At June 30, 2016, one segment included in commercial and commercial real estate loans used a shortened historical loss period of 14 quarters compared to 11 quarters at December 31, 2015. Charge-off activity for commercial and commercial real estate was $0.1 million for the six months ended June 30, 2016. Loan delinquency is one of the leading indicators of credit quality. As of June 30, 2016 and December 31, 2015, 0.1% or less of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of June 30, 2016 our commercial ACI portfolio had an allowance of $11 thousand or 0.01% of the recorded investment in commercial ACI loans. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.0 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

The table below presents our commercial and commercial real estate portfolio by origination/vintage year and by product type and further segregates our portfolio between those loans originated or acquired by the Company. The differentiation made between acquired loans and originated loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses as noted above. For acquired loans, the origination year is based on the loans origination date.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 31
June 30, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Non-owner occupied	$40,409	$1,620,180	$1,660,589
Multifamily	9,811	809,502	819,313
Owner occupied	24,167	114,918	139,085
Other commercial real estate	4,680	7,441	12,121
Originated commercial real estate	79,067	2,552,041	2,631,108
Commercial - originated
Mortgage warehouse finance (1)	—	3,035,329	3,035,329
Lender finance (2)	39,961	1,410,677	1,450,638
Other commercial originated	2,251	170,568	172,819
Originated commercial	42,212	4,616,574	4,658,786
Total originated commercial and commercial real estate	121,279	7,168,615	7,289,894
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	871,276	80,728	952,004
Acquired credit impaired (ASC 310-30)	75,414	87	75,501
Total acquired commercial and commercial real estate	946,690	80,815	1,027,505
Total commercial and commercial real estate	$1,067,969	$7,249,430	$8,317,399

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

As of June 30, 2016, the $2.6 billion of commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average LTV of 60%. Of the $7.2 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and none were on non-accrual status at June 30, 2016.
As of June 30, 2016, $71.1 million, or 0.99%, of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $43.3 million or 0.60% of loans were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of June 30, 2016, no commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 were rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 32
June 30, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$704,735	$8,005	$1,802	$714,542
Office products	460,278	12,370	1,123	473,771
Capital equipment	269,738	—	—	269,738
Specialty vehicle	258,262	799	—	259,061
Information technology	223,019	2,673	353	226,045
Construction	224,270	172	481	224,923
Other	290,796	1,778	1,821	294,395
Total equipment financing receivables	$2,431,098	$25,797	$5,580	$2,462,475
December 31, 2015
Healthcare	$676,987	$5,868	$696	$683,551
Office products	474,705	12,586	1,576	488,867
Specialty vehicle	236,851	700	—	237,551
Information technology	235,085	1,044	381	236,510
Capital equipment	213,122	—	—	213,122
Construction	207,656	—	598	208,254
Other	329,056	2,512	1,486	333,054
Total equipment financing receivables	$2,373,462	$22,710	$4,737	$2,400,909
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms generally ranging from 36 to 72 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.4 billion in equipment financing receivables less than 30 days past due as of June 30, 2016, $19.5 million were on nonaccrual status and of the $25.8 million in equipment financing receivables 30-89 days past due as of June 30, 2016, $3.8 million were on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
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
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and certain cash sales to GSEs. Total UPB of loans sold during the six months ended June 30, 2016 subject to EPD protection was $1.8 billion.

As of June 30, 2016, we had 18 active repurchase requests related to loans previously sold or securitized. We have summarized the activity for the three and six months ended June 30, 2016 and 2015 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 33
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Agency	12	35	36	74
Agency Aggregators / Non-GSE (1)	2	6	4	20
Repurchase requests received	14	41	40	94
Agency	15	22	24	36
Agency Aggregators / Non-GSE (1)	27	19	27	43
Requests successfully defended	42	41	51	79
Agency	9	15	22	20
Agency Aggregators / Non-GSE (1)	6	74	9	77
Loans repurchased, indemnified or made whole	15	89	31	97
Agency	$138	$78	$221	$179
Agency Aggregators / Non-GSE (1)	77	4,547	127	4,712
Net realized losses on loan repurchases	$215	$4,625	$348	$4,891
Years of origination of loans repurchased	2007-2015	2003-2014	2007-2015	2003-2014

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below for loans originated from 2004 through June 30, 2016:

Summary Statistics by Vintage				Table 34
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$43,391,131	$73,723,121
Request rate(1)	0.50%	2.10%	0.34%	0.86%
Requests received	256	1,854	608	2,718

Pending requests	5	5	7	17
Resolved requests	251	1,849	601	2,701
Repurchase rate	40%	47%	28%	42%

Loans repurchased	100	875	168	1,143
Average loan size	$222	$215	$245	$233
Loss severity	16%	38%	6%	29%

Losses realized	$3,641	$70,945	$2,319	$76,905
Losses realized (bps)	3.2	37.3	0.5	10.4

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violations, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also receive requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to EPDs generally surface within six (6) months of selling the loan to an investor. We currently sell certain preferred residential mortgage loans and community reinvestment act loans servicing released. From 2004 through 2009, we also sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized related to those vintages.
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

The following is a rollforward of our reserves for repurchase losses for the three and six months ended June 30, 2016 and June 30, 2015:

Reserves for Repurchase Obligations for Loans Sold or Securitized				Table 35
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2016
Balance, beginning of period	$4,033	$25,585	$4,290	$25,940
Provision for new sales/securitizations	733	840	1,277	1,282
Provision (release of provision) for changes in estimate of existing reserves	(619)	(3,655)	(1,287)	(4,186)
Net realized losses on repurchases	(215)	(4,625)	(348)	(4,891)
Balance, end of period	$3,932	$18,145	$3,932	$18,145
The liability for repurchase losses decreased by $14.2 million, or 78%, from $18.1 million as of June 30, 2015 to $3.9 million as of June 30, 2016. The decrease in liability for loans sold or securitized is primarily due to the decreased number of repurchase requests received from investors and an increase in net realized losses and a release of provision due to the settlement of pending repurchase requests over the comparable time period.
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at June 30, 2016. At June 30, 2016, we were actively servicing $0.5 million of this previously acquired UPB. Since 2013, no new counterparties have been identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and six months ended June 30, 2016 and June 30, 2015:

Reserves for Repurchase Obligations for Loans Serviced				Table 36
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2016
Balance, beginning of period	$1,671	$2,507	$1,806	$2,947
Provision (release of provision) for changes in estimate of existing reserves	(1,073)	(444)	(1,162)	(617)
Net realized losses on repurchases	(142)	(106)	(188)	(373)
Balance, end of period	$456	$1,957	$456	$1,957
The liability for repurchase losses for loans serviced decreased by $1.5 million, or 77%, from $2.0 million as of June 30, 2015 to $0.5 million as of June 30, 2016. The decrease in liability since June 30, 2015 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods. Along with the run-off of losses, the number of repurchase requests received have declined. We have received no new repurchase requests for loans serviced in the six months ended June 30, 2016. Over the same period we have settled 13 repurchase requests through make-whole payments, loan repurchases and rescinded requests. As of June 30, 2016, we had 2 active repurchase requests for loans being serviced.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 37
(dollars in thousands)	June 30, 2016	December 31, 2015
Noninterest-bearing demand	$1,510,198	$1,141,357
Interest-bearing demand	3,696,048	3,709,156
Market-based money market accounts	358,649	342,600
Savings and money market accounts, excluding market-based	6,478,326	6,338,685
Market-based time	341,993	374,171
Time, excluding market-based	6,426,548	6,336,073
Total deposits	$18,811,762	$18,242,042
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
Total deposits increased by $569.7 million, or 3%, to $18.8 billion at June 30, 2016 from $18.2 billion at December 31, 2015. During the first six months of 2016, noninterest-bearing demand deposits increased $368.8 million, or 32%, to $1.5 billion at June 30, 2016 primarily due to an increase in commercial and servicing demand deposits. Interest-bearing deposits increased by $200.9 million, or 1%, to $17.3 billion at June 30, 2016 from $17.1 billion at December 31, 2015. This increase in interest-bearing deposits was primarily due to growth in savings and money market accounts and non-market-based time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $145.0 million, or 2%, to $6.0 billion at June 30, 2016 from $5.9 billion at December 31, 2015.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and six months ended June 30, 2016 and 2015, respectively.

FHLB Borrowings			Table 38
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Fixed-rate advances:
Average daily balance	$5,357,744	$4,801,396	$5,267,349	$4,415,387
Weighted-average interest rate	1.26%	1.03%	1.47%	1.09%
Maximum month-end amount	$5,797,000	$5,222,000	$5,797,000	$5,222,000
Floating-rate advances:
Average daily balance	$175,538	$25,000	$124,981	$25,000
Weighted-average interest rate	0.52%	0.25%	0.52%	0.26%
Maximum month-end amount	$225,000	$25,000	$225,000	$25,000
Overnight advances:
Average daily balance	$—	$—	$—	$—
Weighted-average interest rate	—%	—%	—%	—%
Maximum month-end amount	$—	$—	$—	$—
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
We continued to maintain a strong liquidity position during the second quarter of 2016. Cash and cash equivalents were $621.9 million, available for sale investment securities were $461.1 million, and total deposits were $18.8 billion as of June 30, 2016.
As of June 30, 2016, we had a $8.0 billion line of credit with the FHLB, of which $6.2 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 14 in our condensed consolidated financial statements. As of June 30, 2016, we pledged collateral with the Federal Reserve Bank that provided $88.7 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At June 30, 2016, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.7 billion with $58.3 million in outstanding balances. Although our availability under the program was $2.7 billion at June 30, 2016, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of June 30, 2016, our availability under federal funds commitments was $85.0 million with no outstanding borrowings.
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
On July 22, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on August 22, 2016, to stockholders of record as of August 11, 2016. Also on July 22, 2016, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on October 5, 2016, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of September 20, 2016.
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
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at June 30, 2016 was an decrease to the MSA threshold deduction of $4.0 million for the Company and a decrease of $20.1 million for EB, which resulted in a decline of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at June 30, 2016 of $0.5 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the greater reduction in average tangible assets when compared to the reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a negative impact on these two ratios at June 30, 2016.
At June 30, 2016, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 12.1%, a Tier 1 leverage ratio of 8.1%, a Tier 1 risk-based capital ratio of 12.1% and a total risk-based capital ratio of 12.6%. At June 30, 2016, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a common equity tier 1 ratio of 9.7%, a Tier 1 leverage ratio of 7.4%, a Tier 1 risk-based capital ratio of 11.1% and a total risk-based capital ratio of 13.1%. Management believes, at June 30, 2016, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
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
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at June 30, 2016 and December 31, 2015.

Regulatory Capital (bank level)		Table 39
(dollars in thousands)		June 30, 2016	December 31, 2015
Shareholders’ equity		$2,124,090	$2,050,456
Less:	Goodwill and other intangibles	(47,318)	(47,143)
	Disallowed servicing asset	—	(17,719)
Add:	Accumulated losses on securities and cash flow hedges	107,834	62,887
Tier 1 capital		2,184,606	2,048,481
Add:	Allowance for loan and lease losses	84,994	78,789
Total regulatory capital		$2,269,600	$2,127,270

Adjusted total assets		$26,946,525	$25,281,658
Risk-weighted assets		17,998,277	17,133,084
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 40
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2016
Common equity Tier 1 ratio	$2,184,606	12.1%	$809,923	4.5%	$1,169,888	6.5%
Tier 1 leverage ratio	2,184,606	8.1	1,077,861	4.0	1,347,326	5.0
Tier 1 risk-based capital ratio	2,184,606	12.1	1,079,897	6.0	1,439,862	8.0
Total risk-based capital ratio	2,269,600	12.6	1,439,862	8.0	1,799,828	10.0
December 31, 2015
Common equity Tier 1 ratio	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 leverage ratio	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 risk-based capital ratio	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total risk-based capital ratio	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at June 30, 2016 and December 31, 2015.

Regulatory Capital (EFC consolidated)		Table 41
(dollars in thousands)		June 30, 2016	December 31, 2015
Shareholders’ equity		$1,857,359	$1,868,321
Less:	Preferred stock	(150,000)	(150,000)
	Goodwill and other intangibles	(47,318)	(47,143)
	Disallowed servicing asset	(16,132)	(30,959)
Add:	Accumulated losses on securities and cash flow hedges	108,733	64,013
Common tier 1 capital		1,752,642	1,704,232
Add:	Preferred stock	150,000	150,000
Add:	Additional tier 1 capital (trust preferred securities)	98,750	103,750
Tier 1 capital		2,001,392	1,957,982
Add:	Subordinated notes payable	84,994	172,420
Add:	Allowance for loan and lease losses	261,329	78,789
Total regulatory capital		$2,347,715	$2,209,191

Adjusted total assets		$26,917,493	$25,286,802
Risk-weighted assets		17,990,693	17,131,756
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC consolidated)			Table 42
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
June 30, 2016
Common equity Tier 1 ratio	$1,752,642	9.7%	$809,581	4.5%	$1,169,395	6.5%
Tier 1 leverage ratio	2,001,392	7.4	1,076,700	4.0	1,345,875	5.0
Tier 1 risk-based capital ratio	2,001,392	11.1	1,079,442	6.0	1,439,255	8.0
Total risk-based capital ratio	2,347,716	13.1	1,439,255	8.0	1,799,069	10.0
December 31, 2015
Common equity Tier 1 ratio	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 leverage ratio	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 risk-based capital ratio	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total risk-based capital ratio	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0
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
Consistent with industry practice, we primarily measure interest rate risk by utilizing the concept of "Economic Value of Equity" (EVE), which is defined as the present value of assets less the present value of liabilities. EVE scenario analysis estimates the fair value of the balance sheet in alternative interest rate scenarios. The EVE does not consider management intervention and assumes the new rate environment is constant and the change is instantaneous. Further, as this framework evaluates risks to the current balance sheet only, changes to the volume and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. However, changes in loan production volumes fall outside of the EVE framework. As a result, we further evaluate and consider the impact of other business factors in a separate net income sensitivity analysis.
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of June 30, 2016.

Interest Rate Sensitivity	Table 43
	June 30, 2016
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$199,880	9.1%
Up 100 basis points	195,993	9.0%
Down 25 basis points	(101,256)	(4.6)%
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
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the FRB has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $5.9 million at June 30, 2016, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted payments on debt. These derivatives include forward purchase and sales commitments (FSA), optional forward purchase and sales commitments (OFSA), interest rate swaps, interest rate swap futures and credit default swaps.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Vathana Class Action
In April 2009, a putative class action entitled Vathana v. EverBank was filed in the Superior Court of Santa Clara County, California, against EverBank on behalf of all persons who invested in certain EverBank foreign currency certificates of deposit between April 24, 2005 and April 24, 2009, whose certificates of deposit were closed by EverBank and who were allegedly improperly paid the value of the account. In May 2009, EverBank removed the case to the United States District Court for the Northern District of California. The complaint alleges, among other things, that EverBank breached its contract with its customers by invoking the force majeure provision when closing certain foreign currency certificates of deposit, and that at the time of account closing, utilizing an improper conversion rate. On October 9, 2015, the parties agreed to a settlement in principle and the court granted preliminary approval of the settlement on March 18, 2016. On March 29, 2016, EverBank paid $750,000 to the settlement fund pursuant to the settlement. On July 7, 2016, the court granted final approval of the settlement. On July 20, 2016, the court entered the final judgment and order of dismissal with prejudice.
West Collective Action
The Company is a party to a collective action under the Fair Labor Standards Act (FLSA) entitled Anthony West and all others similarly situated under 29 USC 216(B) v. EverBank Financial Corp filed on May 19, 2015 in the United States District Court for the Northern District of Texas, Dallas Division. The plaintiff in this collective action suit alleges that plaintiff and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The suit seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. EverBank filed an answer to the complaint denying the claims. On March 22, 2016 the parties entered into a tentative settlement agreement to resolve the claims of the 19 individual opt-in plaintiffs and finalized the settlement agreements in May of 2016. The court entered an order granting the joint motion to dismiss and vacating the order granting conditional certification on June 8, 2016, thereby dismissing the case with prejudice.
Bland Collective Action
We are party to a collective action arbitration demand under the FLSA entitled Edward Moise, James Tyrrell, John Jahangani, Louis Andrew Doherty III, Calvin Cooper, Lemuel Bland and all others similarly situated v. EverBank and EverBank Financial Corp filed with the American Arbitration Association on September 3, 2015. The plaintiffs in this collective action arbitration allege that plaintiffs and the class were (1) improperly classified as exempt under the FLSA (2) entitled to and not paid overtime and (3) not paid federally mandated minimum wage. The demand seeks (1) unpaid back wages, (2) liquidated damages equal to the back pay and (3) costs of the suit incurred by plaintiff. On March 23, 2016 the parties entered into a tentative settlement agreement at mediation to resolve the claims of the 9 individual opt-in plaintiffs and finalized the settlement agreements in May of 2016. A joint stipulation for dismissal with prejudice was filed on May 18, 2016.
Wilson Class Action
On June 18, 2014, a punitive class action entitled Dwight Wilson, Jesus A. Avelar-Lemus, Jessie Cross, and Mattie Cross on behalf of themselves and all other similarly situated v. EverBank, N.A., Everhome Mortgage, Assurant, Inc., Standard Guaranty Insurance Company, and American Security Insurance Company was filed in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for overpayment of lender placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs. On July 17, 2015, the parties entered into a settlement agreement that was approved by the court on January 20, 2016. On February 8, 2016, the Court entered final judgment in the matter. On March 1, 2016, an objector, filed a civil appeal statement. On March 2, 2016, EverBank paid $2.0 million for its portion of the attorney fee award into an interest bearing account pursuant to the settlement agreement. On July 18, 2016, the Jabranis filed an unopposed motion to dismiss appeal with prejudice. The parties await the final order from the court dismissing the appeal.
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

EverBank Financial Corp

Date:	July 26, 2016	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2016	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith