Form 10-Q
period 2016-09-30
EverBank Financial Corp
filed 2016-10-28
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☐  No ☒
As of October 24, 2016, there were 125,444,711 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$54,380	$55,300
Interest-bearing deposits in banks	534,284	527,151
Total cash and cash equivalents	588,664	582,451
Investment securities:
Available for sale, at fair value	486,902	555,019
Held to maturity (fair value of $105,862 and $105,448 as of September 30, 2016 and December 31, 2015, respectively)	100,928	103,746
Other investments	294,710	265,431
Total investment securities	882,540	924,196
Loans held for sale (includes $1,815,113 and $1,307,741 carried at fair value as of September 30, 2016 and December 31, 2015, respectively)	2,112,855	1,509,268
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	23,932,724	22,227,492
Allowance for loan and lease losses	(90,170)	(78,137)
Total loans and leases held for investment, net	23,842,554	22,149,355
Mortgage servicing rights (MSR), net	249,106	335,280
Premises and equipment, net	46,525	51,599
Other assets	980,801	1,048,877
Total Assets	$28,703,045	$26,601,026
Liabilities
Deposits:
Noninterest-bearing	$2,071,154	$1,141,357
Interest-bearing	17,572,194	17,100,685
Total deposits	19,643,348	18,242,042
Other borrowings	6,487,000	5,877,000
Trust preferred securities and subordinated notes payable	360,179	276,170
Accounts payable and accrued liabilities	316,962	337,493
Total Liabilities	26,807,489	24,732,705
Commitments and Contingencies (Note 14)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at September 30, 2016 and December 31, 2015)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 125,437,973 and 125,020,843 issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	1,254	1,250
Additional paid-in capital	882,386	874,806
Retained earnings	962,749	906,278
Accumulated other comprehensive income (loss) (AOCI)	(100,833)	(64,013)
Total Shareholders’ Equity	1,895,556	1,868,321
Total Liabilities and Shareholders’ Equity	$28,703,045	$26,601,026

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans and leases	$249,601	$215,881	$716,828	$621,077
Interest and dividends on investment securities	6,719	7,520	21,088	22,989
Other interest income	568	226	1,349	545
Total Interest Income	256,888	223,627	739,265	644,611
Interest Expense
Deposits	39,272	31,921	117,440	91,904
Other borrowings	27,981	22,866	80,969	59,404
Total Interest Expense	67,253	54,787	198,409	151,308
Net Interest Income	189,635	168,840	540,856	493,303
Provision for Loan and Lease Losses	12,070	11,131	27,001	28,063
Net Interest Income after Provision for Loan and Lease Losses	177,565	157,709	513,855	465,240
Noninterest Income
Loan servicing fee income	23,637	27,157	69,892	90,858
Amortization of mortgage servicing rights	(19,176)	(16,760)	(50,457)	(56,065)
Recovery (impairment) of mortgage servicing rights	(23,170)	(4,450)	(82,584)	(32,075)
Net loan servicing income (loss)	(18,709)	5,947	(63,149)	2,718
Gain on sale of loans	43,101	18,037	103,825	101,248
Loan production revenue	7,231	5,861	19,220	17,443
Deposit fee income	2,059	3,844	7,114	10,946
Other lease income	3,919	3,714	11,602	9,876
Other	5,733	3,792	13,643	15,299
Total Noninterest Income	43,334	41,195	92,255	157,530
Noninterest Expense
Salaries, commissions and other employee benefits expense	94,052	89,369	280,614	277,124
Equipment expense	15,833	15,576	47,802	46,879
Occupancy expense	6,298	6,679	19,828	19,691
General and administrative expense	45,582	39,882	118,791	141,822
Total Noninterest Expense	161,765	151,506	467,035	485,516
Income before Provision for Income Taxes	59,134	47,398	139,075	137,254
Provision for Income Taxes	22,003	17,815	52,465	51,874
Net Income	$37,131	$29,583	$86,610	$85,380
Less: Net Income Allocated to Preferred Stock	(2,532)	(2,532)	(7,594)	(7,594)
Net Income Allocated to Common Shareholders	$34,599	$27,051	$79,016	$77,786
Basic Earnings Per Common Share	$0.28	$0.22	$0.63	$0.63
Diluted Earnings Per Common Share	$0.27	$0.21	$0.62	$0.61
Dividends Declared Per Common Share	$0.06	$0.06	$0.18	$0.14
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$37,131	$29,583	$86,610	$85,380
Unrealized Gains (Losses) on Debt Securities
Net unrealized gains (losses) due to changes in fair value	2,667	(995)	2,500	(3,090)
Reclassification of unrealized losses (gains) to noninterest income	52	(568)	149	(637)
Tax effect	(1,033)	594	(1,007)	1,417
Change in unrealized gains (losses) on debt securities	1,686	(969)	1,642	(2,310)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	6,135	(41,292)	(73,863)	(20,449)
Reclassification of net unrealized losses to interest expense	3,889	4,050	11,823	12,693
Tax effect	(3,810)	14,154	23,578	2,947
Change in interest rate swaps	6,214	(23,088)	(38,462)	(4,809)
Other Comprehensive Income (Loss)	7,900	(24,057)	(36,820)	(7,119)
Comprehensive Income (Loss)	$45,031	$5,526	$49,790	$78,261

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2016	$150,000	$1,250	$874,806	$906,278	$(64,013)	$1,868,321
Net income	—	—	—	86,610	—	86,610
Other comprehensive income (loss)	—	—	—	—	(36,820)	(36,820)
Issuance of common stock	—	4	1,795	—	—	1,799
Share-based grants (including income tax benefits)	—	—	5,785	—	—	5,785
Cash dividends on common stock	—	—	—	(22,545)	—	(22,545)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2016	$150,000	$1,254	$882,386	$962,749	$(100,833)	$1,895,556

Balance, January 1, 2015	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	85,380	—	85,380
Other comprehensive income (loss)	—	—	—	—	(7,119)	(7,119)
Issuance of common stock	—	13	13,150	—	—	13,163
Share-based grants (including income tax benefits)	—	—	8,867	—	—	8,867
Cash dividends on common stock	—	—	—	(17,422)	—	(17,422)
Cash dividends on preferred stock	—	—	—	(7,594)	—	(7,594)
Balance, September 30, 2015	$150,000	$1,250	$873,175	$871,160	$(72,716)	$1,822,869

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$86,610	$85,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	54,646	41,313
Depreciation and amortization of tangible and intangible assets	19,510	20,411
Reclassification of net loss on settlement of interest rate swaps	11,823	12,693
Amortization and impairment of mortgage servicing rights, net of recoveries	133,041	88,140
Deferred income taxes (benefit)	(25,340)	(1,859)
Provision for loan and lease losses	27,001	28,063
Loss on other real estate owned (OREO)	901	3,171
Share-based compensation expense	5,749	5,916
Payments for settlement of forward interest rate swaps	(1,478)	—
Other operating activities	145	(760)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(465,865)	(330,844)
Other assets	95,896	150,169
Accounts payable and accrued liabilities	(29,937)	(29,569)
Net cash provided by (used in) operating activities	(87,298)	72,224
Investing Activities
Investment securities available for sale:
Purchases	(71,106)	(29,772)
Proceeds from sales	2,358	48,527
Proceeds from prepayments and maturities	137,873	179,846
Investment securities held to maturity:
Purchases	(6,566)	(11,947)
Proceeds from prepayments and maturities	8,951	14,541
Purchases of other investments	(457,469)	(429,764)
Proceeds from sales of other investments	428,190	385,540
Net change in loans and leases held for investment	(2,986,089)	(4,226,475)
Purchases of premises and equipment, including equipment under operating leases	(22,255)	(15,476)
Proceeds related to sale or settlement of other real estate owned	13,775	10,933
Proceeds from insured foreclosure claims	964,795	688,772
Proceeds from sale of mortgage servicing rights	971	35,938
Other investing activities	21,362	733
Net cash provided by (used in) investing activities	(1,965,210)	(3,348,604)
Financing Activities
Net increase (decrease) in nonmaturity deposits	748,850	1,072,756
Net increase (decrease) in time deposits	642,967	979,752
Net change in short-term Federal Home Loan Bank (FHLB) advances	(525,000)	(1,000)
Proceeds from long-term FHLB advances	1,800,000	1,600,000
Repayments of long-term FHLB advances	(665,000)	(306,000)
Repurchase of trust preferred securities	(3,522)	—
Proceeds from issuance of subordinated notes payable, net of issuance costs	88,731	172,286
Proceeds from issuance of common stock	2,534	13,163
Dividends paid	(30,140)	(25,016)
Other financing activities	(699)	2,951
Net cash provided by (used in) financing activities	2,058,721	3,508,892
Net change in cash and cash equivalents	6,213	232,512
Cash and cash equivalents at beginning of period	582,451	366,664
Cash and cash equivalents at end of period	$588,664	$599,176
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
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of the Company's financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, comprehensive income, and changes in cash flows have been made.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Nine Months Ended September 30,
	2016	2015
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$979,714	$826,295
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
3.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying amount of investment securities were as follows as of September 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2016
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$456,210	$2,667	$5,423	$453,454	$453,454
U.S. Treasury securities	31,833	—	—	31,833	31,833
Asset-backed securities (ABS)	1,460	—	252	1,208	1,208
Other	230	177	—	407	407
Total available for sale securities	$489,733	$2,844	$5,675	$486,902	$486,902
Held to maturity:
Residential CMO securities - agency	$6,781	$177	$—	$6,958	$6,781
Residential mortgage-backed securities (MBS) - agency	94,147	4,814	57	98,904	94,147
Total held to maturity securities	$100,928	$4,991	$57	$105,862	$100,928
December 31, 2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
ABS	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	$560,501	$1,889	$7,371	$555,019	$555,019
Held to maturity:
Residential CMO securities - agency	$13,065	$269	$—	$13,334	$13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	$103,746	$2,242	$540	$105,448	$103,746
At September 30, 2016 and December 31, 2015, investment securities with a carrying value of $129,947 and $145,904, respectively, were pledged to secure other borrowings and for other purposes as required or permitted by law.
For the three and nine months ended September 30, 2016, no gross gains and $52 in gross losses were realized on available for sale investments. For the three and nine months ended September 30, 2015, there were $568 and $637, respectively, of gross gains realized on available for sale investments, with no gross losses having been realized. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Debt securities:
Residential CMO securities - nonagency	$40,109	$179	$193,669	$5,244	$233,778	$5,423
Residential MBS - agency	12,804	55	934	2	13,738	57
ABS	—	—	1,208	252	1,208	252
Total debt securities	$52,913	$234	$195,811	$5,498	$248,724	$5,732
December 31, 2015
Debt securities:
Residential CMO securities - nonagency	$173,705	$1,003	$221,180	$6,088	$394,885	$7,091
Residential MBS - agency	28,514	313	9,171	227	37,685	540
ABS	—	—	1,352	280	1,352	280
Total debt securities	$202,219	$1,316	$231,703	$6,595	$433,922	$7,911
The Company had unrealized losses at September 30, 2016 and December 31, 2015 on residential nonagency CMO securities, residential agency MBS, and ABS. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recoveries.
At September 30, 2016, the Company had 61 debt securities in an unrealized loss position. A total of 17 securities were in an unrealized loss position for less than 12 months. These 17 securities consisted of 15 residential nonagency CMO securities and two residential agency MBS. The remaining 44 debt securities were in an unrealized loss position for 12 months or longer. These 44 securities consisted of 40 residential nonagency CMO securities, three ABS, and one residential agency MBS. Of the $5,732 in unrealized losses, $3,277 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
When certain triggers indicate the likelihood of an other-than-temporary impairment (OTTI) or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analyses that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI.
There was no credit-related OTTI recognized for the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company recognized credit-related OTTI of $97 on available for sale nonagency residential CMO securities. These credit-related OTTI losses represented additional declines in fair value on a security that was deemed OTTI at December 31, 2015. During the three and nine months ended September 30, 2015, the Company recognized no credit-related OTTI related to available for sale or held to maturity securities. There were no non-credit related OTTI losses recognized on available for sale securities or held to maturity securities for the three and nine months ended September 30, 2016 or 2015.
During the three and nine months ended September 30, 2016 and 2015, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income on available for sale securities	$3,128	$4,279	$10,294	$14,066
Interest income on held to maturity securities	702	755	2,165	2,347
Other interest and dividend income	2,889	2,486	8,629	6,576
	$6,719	$7,520	$21,088	$22,989
All investment interest income recognized by the Company during the three and nine months ended September 30, 2016 and 2015 was fully taxable.

4.  Loans Held for Sale
Loans held for sale as of September 30, 2016 and December 31, 2015, consisted of the following:

	September 30, 2016	December 31, 2015
Mortgage warehouse (carried at fair value)	$947,921	$624,726
Other residential (carried at fair value)	867,192	683,015
Total loans held for sale carried at fair value	1,815,113	1,307,741
Other residential	206,774	22,774
Commercial and commercial real estate	90,968	178,753
Total loans held for sale carried at lower of cost or market	297,742	201,527
Total loans held for sale	$2,112,855	$1,509,268
The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet and in part due to the burden of complying with the requirement of hedge accounting, the Company has elected fair value accounting on this portfolio of loans. The Company has also elected the fair value option for originated fixed-rate jumbo loans due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair value of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements of hedge accounting. The Company has not elected the fair value option for other residential mortgage and commercial and commercial real estate loans as the majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or market value.
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
The following is a summary of cash flows related to transfers accounted for as sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds received from residential agency securitizations	$1,269,059	$1,240,727	$3,114,627	$3,416,119

Proceeds received from nonsecuritization sales - residential	830,865	610,080	3,499,048	2,258,236
Proceeds received from nonsecuritization sales - commercial and commercial real estate	48,219	61,388	453,658	164,667
Proceeds received from nonsecuritization sales - equipment financing receivables	45,902	3,312	169,479	43,441
Proceeds received from nonsecuritization sales	$924,986	$674,780	$4,122,185	$2,466,344

Repurchased loans from residential agency sales and securitizations	$580	$2,212	$4,737	$4,733
Repurchased loans from residential nonagency sales	2,991	2,420	5,626	7,797
Repurchased loans from commercial sales and securitizations (1)	—	—	74,987	105,651

(1)
Represents loans that were voluntarily repurchased out of the Business Lending Trusts through a clean-up call. Of those loans repurchased during the nine months ended September 30, 2016, all were subsequently sold to third parties by September 30, 2016. Of those loans repurchased in 2015, all were subsequently sold to third parties during the nine months ended September 30, 2015.

In connection with these transfers, the Company recorded servicing assets in the amount of $17,175 and $48,141 for the three and nine months ended September 30, 2016 and $17,287 and $46,110 for the three and nine months ended September 30, 2015. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR and Note 13 for a description of the valuation process. The gains and losses on the transfers which qualified as sales are recorded in the condensed consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the change in fair value related to offsetting hedging positions.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans Transferred from Held for Investment (LHFI) to Held for Sale (LHFS)	2016	2015	2016	2015
Residential mortgages	$396,982	$89,849	$1,261,072	$799,570
Government insured pool buyouts	479,142	218,413	1,380,678	704,085
Commercial and commercial real estate	47,002	348,875	317,863	348,875
Equipment financing receivables	44,098	3,130	161,830	40,320
Total transfers from LHFI to LHFS	$967,224	$660,267	$3,121,443	$1,892,850

Loans Transferred from LHFS to LHFI
Residential mortgages	$61,717	$1,706	$87,872	$195,760
Government insured pool buyouts	205	—	205	—
Commercial and commercial real estate	—	—	28,753	—
Total transfers from LHFS to LHFI	$61,922	$1,706	$116,830	$195,760
Loans and leases are transferred from LHFI to LHFS when the Company no longer has the intent to hold the loans and leases for the foreseeable future. Loans and leases are transferred from LHFS to LHFI when the Company determines that it intends to hold the loans and leases for the foreseeable future and no longer has the intent to sell such loans and leases. Loan transfers from LHFS to LHFI and transfers from LHFI to LHFS represent noncash activities within the operating and investing sections of the statement of cash flows.
5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of September 30, 2016 and December 31, 2015 are comprised of the following:

	September 30, 2016	December 31, 2015
Residential mortgages	$11,792,741	$11,717,122
Commercial and commercial real estate	8,454,393	7,607,676
Equipment financing receivables	2,512,435	2,400,909
Home equity lines and other	1,173,155	501,785
Total loans and leases held for investment, net of unearned income	23,932,724	22,227,492
Allowance for loan and lease losses	(90,170)	(78,137)
Total loans and leases held for investment, net	$23,842,554	$22,149,355
As of September 30, 2016 and December 31, 2015, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	September 30, 2016	December 31, 2015
Net purchased loan and lease discounts	$82,560	$45,770
Net deferred loan and lease origination costs	125,346	123,255
During the nine months ended September 30, 2016 and 2015, unpaid principal balance (UPB) for significant third-party purchases of loans that impacted the Company's LHFI portfolio are as follows:

	September 30, 2016	September 30, 2015
Residential mortgages(1)	$3,637,376	$2,138,426
Commercial credit facilities	308,718	521,026
Home equity lines of credit	256,926	—
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the nine months ended September 30, 2016 and 2015 are as follows:

	September 30, 2016	September 30, 2015
Contractual payments receivable for acquired loans and leases at acquisition	$5,919,935	$3,319,606
Expected cash flows for acquired loans and leases at acquisition	3,719,586	2,152,753
Basis in acquired loans and leases at acquisition	3,492,752	1,986,531
Information pertaining to the ACI portfolio as of September 30, 2016 and December 31, 2015 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2016
Carrying value, net of allowance	$4,454,094	$67,908	$4,522,002
Outstanding unpaid principal balance	4,533,401	72,670	4,606,071
Allowance for loan and lease losses, beginning of period	7,031	346	7,377
Allowance for loan and lease losses, end of period	5,795	—	5,795
December 31, 2015
Carrying value, net of allowance	$3,449,385	$110,984	$3,560,369
Outstanding unpaid principal balance	3,503,138	117,051	3,620,189
Allowance for loan and lease losses, beginning of year	5,974	2,042	8,016
Allowance for loan and lease losses, end of year	7,031	346	7,377
The Company recorded reductions of provision for loan loss of $1,585 and $253 for the ACI portfolio for the nine months ended September 30, 2016 and 2015, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the nine months ended September 30, 2016 and 2015:

	Residential	Commercial and Commercial Real Estate	Total
September 30, 2016
Balance, beginning of period	$252,841	$43,690	$296,531
Additions	226,834	—	226,834
Accretion	(149,326)	(5,436)	(154,762)
Reclassifications to (from) accretable yield	(11,735)	(3,457)	(15,192)
Transfer from loans held for investment to loans held for sale	—	(3,304)	(3,304)
Balance, end of period	$318,614	$31,493	$350,107
September 30, 2015
Balance, beginning of period	$240,650	$61,256	$301,906
Additions	166,222	—	166,222
Accretion	(97,781)	(8,986)	(106,767)
Reclassifications to (from) accretable yield	(83,712)	(6,022)	(89,734)
Balance, end of period	$225,379	$46,248	$271,627

6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2016 and 2015 are as follows:

Three Months Ended September 30, 2016	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of period	$25,787	$37,444	$15,191	$5,828	$84,250
Provision for loan and lease losses	1,816	2,627	6,355	1,272	12,070
Charge-offs	(2,290)	(79)	(4,006)	(505)	(6,880)
Recoveries	57	133	488	52	730
Balance, end of period	$25,370	$40,125	$18,028	$6,647	$90,170
Three Months Ended September 30, 2015
Balance, beginning of period	$24,385	$26,942	$10,391	$4,373	$66,091
Provision for loan and lease losses	4,142	5,279	2,761	(1,051)	11,131
Charge-offs	(2,630)	(406)	(2,703)	(353)	(6,092)
Recoveries	91	4	602	70	767
Balance, end of period	$25,988	$31,819	$11,051	$3,039	$71,897

Nine Months Ended September 30, 2016	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of period	$26,951	$34,875	$12,187	$4,124	$78,137
Provision for loan and lease losses	4,169	5,184	14,327	3,321	27,001
Charge-offs	(6,311)	(147)	(10,505)	(1,000)	(17,963)
Recoveries	561	213	2,019	202	2,995
Balance, end of period	$25,370	$40,125	$18,028	$6,647	$90,170
Nine Months Ended September 30, 2015
Balance, beginning of period	$25,098	$23,095	$8,649	$4,004	$60,846
Provision for loan and lease losses	8,304	10,924	9,071	(236)	28,063
Charge-offs	(7,616)	(2,424)	(8,172)	(979)	(19,191)
Recoveries	202	224	1,503	250	2,179
Balance, end of period	$25,988	$31,819	$11,051	$3,039	$71,897

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of September 30, 2016 and December 31, 2015:

September 30, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,202	$17,373	$5,795	$25,370
Commercial and commercial real estate	12,970	27,155	—	40,125
Equipment financing receivables	1,450	16,578	—	18,028
Home equity lines and other	—	6,647	—	6,647
Total allowance for loan and lease losses	$16,622	$67,753	$5,795	$90,170
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$18,112	$7,314,740	$4,459,889	$11,792,741
Commercial and commercial real estate	110,356	8,276,129	67,908	8,454,393
Equipment financing receivables	19,550	2,492,885	—	2,512,435
Home equity lines and other	—	1,173,155	—	1,173,155
Total loans and leases held for investment	$148,018	$19,256,909	$4,527,797	$23,932,724

December 31, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,206	$17,714	$7,031	$26,951
Commercial and commercial real estate	7,743	26,786	346	34,875
Equipment financing receivables	91	12,096	—	12,187
Home equity lines and other	—	4,124	—	4,124
Total allowance for loan and lease losses	$10,040	$60,720	$7,377	$78,137
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$18,185	$8,242,521	$3,456,416	$11,717,122
Commercial and commercial real estate	81,304	7,415,042	111,330	7,607,676
Equipment financing receivables	4,393	2,396,516	—	2,400,909
Home equity lines and other	—	501,785	—	501,785
Total loans and leases held for investment	$103,882	$18,555,864	$3,567,746	$22,227,492
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of September 30, 2016 and December 31, 2015:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
September 30, 2016
Residential mortgages:
Residential (1)	$6,620,153	$—	$33,373	$6,653,526
Government insured pool buyouts (2) (3)	4,897,262	241,953	—	5,139,215
Equipment financing receivables	2,474,758	—	37,677	2,512,435
Home equity lines and other	1,166,414	—	6,741	1,173,155
Total	$15,158,587	$241,953	$77,791	$15,478,331

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial and commercial real estate:
Commercial real estate	$3,510,002	$13,824	$125,268	$—	$3,649,094
Mortgage warehouse finance	3,076,511	—	—	—	3,076,511
Lender finance	1,495,585	—	—	—	1,495,585
Other commercial finance	213,908	19,295	—	—	233,203
Total commercial and commercial real estate	$8,296,006	$33,119	$125,268	$—	$8,454,393

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2015
Residential mortgages:
Residential (1)	$7,469,855	$—	$31,912	$7,501,767
Government insured pool buyouts (2) (3)	3,873,603	341,752	—	4,215,355
Equipment financing receivables	2,383,502	—	17,407	2,400,909
Home equity lines and other	498,446	—	3,339	501,785
Total	$14,225,406	$341,752	$52,658	$14,619,816

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial and commercial real estate:
Commercial real estate	$3,609,808	$23,070	$111,134	$—	$3,744,012
Mortgage warehouse finance	2,372,731	—	—	—	2,372,731
Lender finance	1,280,423	—	—	—	1,280,423
Other commercial finance	208,763	—	1,747	—	210,510
Total commercial and commercial real estate	$7,471,725	$23,070	$112,881	$—	$7,607,676

(1)	For the periods ended September 30, 2016 and December 31, 2015, performing residential mortgages included $3,823 and $5,148, respectively, of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended September 30, 2016 and December 31, 2015, performing government insured pool buyouts included $3,464,260 and $2,855,632, respectively, of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of September 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
September 30, 2016
Residential mortgages:
Residential	$9,077	$5,843	$33,373	$48,293	$6,571,449	$6,619,742
Government insured pool buyouts (1)	27,854	22,309	241,953	292,116	420,994	713,110
Commercial and commercial real estate:
Commercial real estate	—	—	5,793	5,793	3,575,411	3,581,204
Mortgage warehouse finance	—	—	—	—	3,076,511	3,076,511
Lender finance	—	—	—	—	1,495,585	1,495,585
Other commercial finance	—	—	—	—	233,185	233,185
Equipment financing receivables	22,557	6,786	4,323	33,666	2,478,769	2,512,435
Home equity lines and other	2,297	1,533	6,741	10,571	1,162,584	1,173,155
Total loans and leases held for investment	$61,785	$36,471	$292,183	$390,439	$19,014,488	$19,404,927

December 31, 2015
Residential mortgages:
Residential	$9,963	$6,150	$31,912	$48,025	$7,408,905	$7,456,930
Government insured pool buyouts (1)	30,645	21,117	341,752	393,514	410,262	803,776
Commercial and commercial real estate:
Commercial real estate	—	—	3,741	3,741	3,632,301	3,636,042
Mortgage warehouse finance	—	—	—	—	2,372,731	2,372,731
Lender finance	—	—	—	—	1,280,423	1,280,423
Other commercial finance	—	—	—	—	207,150	207,150
Equipment financing receivables	17,579	5,131	4,737	27,447	2,373,462	2,400,909
Home equity lines and other	1,760	1,496	3,340	6,596	495,189	501,785
Total loans and leases held for investment	$59,947	$33,894	$385,482	$479,323	$18,180,423	$18,659,746

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is insured and thus collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, that loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At September 30, 2016 and December 31, 2015, the Company had loans collateralized by residential real estate with carrying values of $3,481,169 and $2,994,749, respectively, that were 120 days or more past due and therefore considered to be in the foreclosure process. Of the residential loans that were 120 days or more past due, $3,443,697 and $2,960,397 represented loans that were government insured at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, the Company had foreclosure claims receivable of $512,087 and $530,624, net of valuation allowances of $14,388 and $11,187, respectively.  At September 30, 2016 and December 31, 2015, the Company had residential other real estate owned of $24,438 and $8,069, net of valuation allowances of $492 and $275, respectively. Of the residential other real estate owned, $19,099 and $1,989, respectively, were government insured at September 30, 2016 and December 31, 2015.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the UPB, the recorded investment and the related allowance for impaired loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With a related allowance recorded:
Residential	$11,038	$10,112	$2,202	$11,578	$10,510	$2,206
Commercial real estate	74,673	72,228	12,970	52,811	52,029	7,743
Equipment financing receivables	4,454	4,454	1,450	380	380	91
Total impaired loans with an allowance recorded	$90,165	$86,794	$16,622	$64,769	$62,919	$10,040

Without a related allowance recorded:
Residential	$9,249	$8,000		$8,432	$7,675
Commercial real estate	41,318	38,128		31,718	29,275
Equipment finance receivables	15,096	15,096		4,013	4,013
Total impaired loans without an allowance recorded	$65,663	$61,224		$44,163	$40,963

(1)	The primary difference between the UPB and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,919	$184	$17,556	$108
Commercial real estate	94,237	70	69,075	25
Equipment financing receivables	13,937	49	565	—
Total impaired loans	$126,093	$303	$87,196	$133

	Nine Months Ended September 30,
	2016		2015
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$17,768	$441	$17,240	$373
Commercial real estate	86,082	508	54,207	225
Equipment financing receivables	11,571	50	358	4
Total impaired loans	$115,421	$999	$71,805	$602

The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days and greater past due and still accruing as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Nonaccrual Status	90 Days and Greater Past Due and Accruing	Nonaccrual Status	90 Days and Greater Past Due and Accruing
Residential mortgages:
Residential (1)	$33,373	$—	$31,912	$—
Government insured pool buyouts (2) (3)	—	241,953	—	341,752
Commercial real estate	106,790	—	71,913	—
Equipment financing receivables	37,677	—	17,407	—
Home equity lines and other	6,741	—	3,339	—
Total non-performing loans and leases	$184,581	$241,953	$124,571	$341,752

(1)
For the periods ended September 30, 2016 and December 31, 2015, the Company has excluded from the preceding table $3,823 and $5,148, respectively, of performing residential ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended September 30, 2016 and December 31, 2015, the Company has excluded from the preceding table $3,464,260 and $2,855,632, respectively, of performing government insured pool buyout ACI loans 90 days or greater past due and still accruing.

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
The following is a summary of information relating to modifications considered to be TDRs for the three and nine months ended September 30, 2016 and 2015 that remain TDRs as of the respective balance sheet dates:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	3	$577	$577	9	$1,603	$1,603
Commercial real estate	—	—	—	3	5,335	5,435
Equipment financing receivables	5	8,946	8,883	5	8,946	8,883
Total	8	$9,523	$9,460	17	$15,884	$15,921

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	1	$198	$198	5	$1,392	$1,396
Commercial real estate	3	9,141	9,141	6	14,575	14,575
Total	4	$9,339	$9,339	11	$15,967	$15,971

A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investments of loans that were modified during the 12 months preceding September 30, 2016 that subsequently defaulted during the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$256	3	$800
Commercial real estate	1	2,258	1	2,258
Equipment financing receivables	—	—	—	—
Total	2	$2,514	4	$3,058

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	6	$1,536	6	$1,536
At September 30, 2016 and 2015, the Company included as TDRs 70 and 78 loans in Chapter 7 bankruptcy with net recorded investments of $3,897 and $4,435, respectively, in accordance with guidance published by the OCC during the third quarter 2012. As no contractual change to principal or interest was made by the Company on these loans, Chapter 7 bankruptcy loans have been excluded from the modification summaries above.
The recorded investments of TDRs as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Loan Type:
Residential mortgages	$18,112	$18,185
Commercial real estate	7,267	12,177
Equipment financing receivables	8,675	4,013
Total recorded investment of TDRs	$34,054	$34,375
Accrual Status:
Current	$13,123	$13,843
30-89 days past-due accruing	1,742	2,582
Nonaccrual	19,189	17,950
Total recorded investment of TDRs	$34,054	$34,375
TDRs classified as impaired loans	$34,054	$34,375
Valuation allowance on TDRs	$2,697	$2,381

7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$274,356	$362,803	$335,280	$435,619
Originated servicing rights capitalized upon sale of loans	17,175	17,287	48,141	46,110
Sale of servicing rights	—	(1,898)	(1,020)	(35,938)
Amortization	(19,176)	(16,760)	(50,457)	(56,065)
Decrease (increase) in valuation allowance	(23,170)	(4,450)	(82,584)	(32,075)
Other	(79)	568	(254)	(101)
Balance, end of period	$249,106	$357,550	$249,106	$357,550
Valuation allowance:
Balance, beginning of period	$71,192	$13,084	$11,778	$—
Increase in valuation allowance	23,170	4,795	82,584	48,147
Recoveries	—	(345)	—	(16,072)
Write-off of impairment	—	(640)	—	(15,181)
Balance, end of period	$94,362	$16,894	$94,362	$16,894
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three and nine months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractually specified service fees, net	$21,007	$24,131	$61,668	$79,899
Other ancillary fees	1,875	2,501	5,537	9,395
Other	755	525	2,687	1,564
Total	$23,637	$27,157	$69,892	$90,858
Residential
For loans securitized and sold with servicing retained during the three and nine months ended September 30, 2016 and 2015, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Average discount rates	9.61%	—	9.73%	9.59%	—	9.92%
Expected prepayment speeds	8.27%	—	8.92%	8.19%	—	10.55%
Weighted-average life in years	7.28	—	7.63	6.88	—	7.97

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Average discount rates	10.17%	—	11.39%	10.08%	—	11.39%
Expected prepayment speeds	7.09%	—	9.76%	7.09%	—	11.38%
Weighted-average life in years	7.41	—	8.18	6.29	—	8.28
At September 30, 2016 and December 31, 2015, the Company estimated the fair value of its capitalized residential MSR to be approximately $249,558 and $337,835, respectively. The carrying value of its residential MSR was $249,066 and $334,572 at September 30, 2016 and December 31, 2015, respectively. The UPB below excludes $9,307,000 and $8,686,000 at September 30, 2016 and December 31, 2015, respectively, for residential loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows, leading to a Level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 13.

The characteristics used in estimating the fair value of the residential MSR portfolio at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Unpaid principal balance	$30,165,000	$31,155,000
Weighted-average discount rate (1)	9.69%	9.73%
Gross weighted-average coupon	4.22%	4.31%
Weighted-average servicing fee	0.27%	0.27%
Expected prepayment speed (2)	15.20%	11.34%

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

The Company performed a sensitivity analysis on the residential MSR portfolio as of September 30, 2016 and December 31, 2015. The sensitivity analysis included hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions. The negative impact of each change is presented below.

	September 30, 2016	December 31, 2015
Prepayment Rate
10% adverse rate change	$14,367	$12,718
20% adverse rate change	27,605	24,659
Discount Rate
10% adverse rate change	8,059	12,805
20% adverse rate change	15,614	24,717
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $40 and $708 at September 30, 2016 and December 31, 2015, respectively. The Company recognized $2,125 and $2,900 of prepayment penalty income in other noninterest income during the three months ended September 30, 2016 and 2015, respectively, and $4,328 and $9,354 during the nine months ended September 30, 2016 and 2015, respectively.
8. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of September 30, 2016 and December 31, 2015, consisted of the following:

	September 30, 2016	December 31, 2015
Trust preferred securities	$98,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $3,571 and $2,580, respectively	261,429	172,420
Total trust preferred securities and subordinated notes payable	$360,179	$276,170
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

9.  Income Taxes
For the three and nine months ended September 30, 2016, the Company's effective income tax rate was 37.2% and 37.7%, respectively. For the three and nine months ended September 30, 2015, the Company's effective income tax rate was 37.6% and 37.8%, respectively. The effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes for both periods.
10. Share-Based Compensation
Option Plans - During the nine months ended September 30, 2016, 234,844 options were exercised with a total intrinsic value of $1,291.
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
In the event that the proposed merger (Merger) with Teachers Insurance and Annuity Association of America (TIAA) closes, the Company anticipates share-based compensation expense to be accelerated on all outstanding restricted stock awards upon the closing of the transaction. Refer to Note 14 for further discussion of the Merger Agreement entered into with TIAA.
11.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$37,131	$29,583	$86,610	$85,380
Less dividends on preferred stock	(2,532)	(2,532)	(7,594)	(7,594)
Net income allocated to common shareholders	$34,599	$27,051	$79,016	$77,786
(Units in Thousands)
Average common shares outstanding	125,382	124,823	125,267	124,373
Common share equivalents:
Stock options	1,508	1,903	964	1,879
Nonvested stock	563	373	468	316
Average common shares outstanding, assuming dilution	127,453	127,099	126,699	126,568
Basic earnings per share	$0.28	$0.22	$0.63	$0.63
Diluted earnings per share	$0.27	$0.21	$0.62	$0.61
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock Options	1,333,364	1,457,162	3,842,876	1,260,909

12.  Derivative Financial Instruments
The fair values of derivative financial instruments are reported in other assets, accounts payable, or accrued liabilities. The fair values are derived using the valuation techniques described in Note 13. The total notional or contractual amounts and fair values as of September 30, 2016 and December 31, 2015 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
September 30, 2016
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,210,000	$—	$106,384
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	1,179,045	20,213	1,114
Forward and optional forward sale commitments	4,308,920	687	20,610
Forward and optional forward purchase commitments	1,950,000	5,190	485
Interest rate swaps, futures and credit default swaps	294,376	—	655
Foreign exchange contracts	517,549	5,538	1,383
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	114,775	3,834	—
Options embedded in client deposits	113,764	—	3,795
Indemnification asset	171,256	8,253	—
Total freestanding derivatives		43,715	28,042
Netting and cash collateral adjustments (1)		(12,759)	(124,269)
Total derivatives		$30,956	$10,157

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,178,000	$—	$32,521
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	582,052	8,109	715
Forward and optional forward sale commitments	1,669,404	2,236	1,613
Forward and optional forward purchase commitments	30,000	141	—
Interest rate swaps and futures	309,488	—	288
Foreign exchange contracts	521,018	2,925	7,175
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	154,905	1,178	—
Options embedded in client deposits	153,353	—	1,180
Indemnification asset	82,849	982	—
Total freestanding derivatives		15,571	10,971
Netting and cash collateral adjustments (1)		(5,510)	(39,219)
Total derivatives		$10,061	$4,273

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of September 30, 2016 and December 31, 2015 include derivative positions netted totaling $5,478 and $3,855, respectively.

Cash Flow Hedges
As of September 30, 2016, AOCI included $24,417 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges for forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 18 years.

 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three and nine months ended September 30, 2016 and 2015 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(17,357)	$(46,461)	$(72,554)	$(44,191)
Gains (losses) on foreign exchange forward contracts (2)	5,722	(32,467)	27,654	(52,613)
Other	11	(77)	3	(145)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, interest rate swaps and futures and credit default swaps.

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
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating based on certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on September 30, 2016 and December 31, 2015 was $124,269 and $41,597, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2016 and December 31, 2015, $118,791 and $35,364, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of September 30, 2016 and December 31, 2015, $147,847 and $76,175, respectively, of collateral was posted for derivatives with credit risk contingent features.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of September 30, 2016 and December 31, 2015, $7,281 and $1,655, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of September 30, 2016 and December 31, 2015, the Company held $8,393 and $2,900, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of September 30, 2016 and December 31, 2015, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale and certain other assets or other liabilities for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
September 30, 2016
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$453,454	$—		$453,454
U.S. Treasury securities	31,833		—	—		31,833
Asset-backed securities	—		1,208	—		1,208
Other	246		161	—		407
Total available for sale securities	32,079		454,823	—		486,902
Loans held for sale	—		947,921	867,192		1,815,113
Other assets (1)	—		—	193		193
Derivative financial instruments:
Derivative assets (Note 12)	—	(2)	23,502	20,213	(12,759)	30,956
Derivative liabilities (Note 12)	—		133,312	1,114	(124,269)	10,157

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$553,258	$—		$553,258
Asset-backed securities	—		1,352	—		1,352
Other	229		180	—		409
Total available for sale securities	229		554,790	—		555,019
Loans held for sale	—		624,726	683,015		1,307,741
Financial liabilities:
Other liabilities (1)	—		—	336		336
Derivative financial instruments:
Derivative assets (Note 12)	—	(3)	7,462	8,109	(5,510)	10,061
Derivative liabilities (Note 12)	—		42,777	715	(39,219)	4,273

(1)
Other assets and other liabilities represent the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of September 30, 2016 and December 31, 2015, the Company had outstanding commitments of $46,641 and $89,650, respectively, related to these extended loan commitments.

(2)
Level 1 derivative assets include credit default swaps. These default swaps are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the credit default swaps.

(3)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 12 for additional information regarding the interest rate swap futures.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Loans Held for Sale (1)	Other Assets / (Liabilities)(1)	Freestanding Derivatives, net (1)
Three Months Ended September 30, 2016
Balance, beginning of period	$590,342	$198	$21,838
Issuances	440,636	845	42,804
Sales	(148,911)	—	—
Settlements	(20,094)	(371)	(45,899)
Gains (losses) included in earnings for the period	5,219	(479)	356
Balance, end of period	$867,192	$193	$19,099
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2016	$5,769	$122	$18,367

Three Months Ended September 30, 2015
Balance, beginning of period	$653,849	$(381)	$14,213
Issuances	415,136	383	33,079
Sales	(318,915)	—	—
Settlements	(4,910)	(91)	(37,390)
Gains (losses) included in earnings for the period	9,143	873	3,154
Balance, end of period	$754,303	$784	$13,056
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2015	$7,310	$921	$5,056

	Loans Held for Sale (1)	Other Assets / (Liabilities) (1)	Freestanding Derivatives, net (1)
Nine Months Ended September 30, 2016
Balance, beginning of period	$683,015	$(336)	$7,394
Issuances	1,042,978	1,584	102,091
Sales	(803,273)	—	—
Settlements	(80,032)	(853)	(104,949)
Gains (losses) included in earnings for the period	24,504	(202)	14,563
Balance, end of period	$867,192	$193	$19,099
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2016	$12,117	$193	$18,351

Nine Months Ended September 30, 2015
Balance, beginning of period	$317,430	$—	$16,862
Issuances	1,330,276	(397)	95,631
Sales	(871,661)	—	—
Settlements	(31,159)	445	(97,229)
Gains (losses) included in earnings for the period	9,417	736	(2,208)
Balance, end of period	$754,303	$784	$13,056
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of September 30, 2015	$7,310	$784	$13,056

(1)	Net realized and unrealized gains (losses) on loans held for sale, extended written loan commitments and IRLCs are included in gain on sale of loans.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2016				Min.		Max.	Weighted Avg.
Loans held for sale	$867,192	Discounted cash flow	Cost of funds	1.56%	-	2.42%	2.06%
			Prepayment rate	5.25%	-	27.77%	12.68%
			Default rate	0.00%	-	2.11%	0.21%
			Weighted average life (in years)	2.77	-	10.23	6.22
			Cumulative loss	0.00%	-	0.34%	0.02%
			Loss severity	1.48%	-	23.46%	8.70%
IRLCs, net	19,099	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	85.07%	(1)
Other assets	193	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.55%	(1)
December 31, 2015
Loans held for sale	$683,015	Discounted cash flow	Cost of funds	2.07%	-	3.11%	2.82%
			Prepayment rate	5.18%	-	27.15%	9.48%
			Default rate	0.00%	-	2.87%	0.34%
			Weighted average life (in years)	3.00	-	10.58	7.37
			Cumulative loss	0.00%	-	0.56%	0.05%
			Loss severity	2.25%	-	24.04%	10.90%
IRLCs, net	7,394	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.56%	(1)
Other liabilities	(336)	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	72.85%	(1)

(1)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Fair value carrying amount	$1,815,113	$1,307,741
Aggregate unpaid principal balance	1,751,141	1,277,340
Fair value carrying amount less aggregate unpaid principal	$63,972	$30,401
There were $140 and $0 of loans recorded under the fair value option that were 90 days or more past due and on nonaccrual status at September 30, 2016 or December 31, 2015, respectively.
Differences between the fair value carrying amount and the aggregate UPB include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding and premiums or discounts on acquired loans.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding at period end was $41,034 and $51,047 for the three and nine months ended September 30, 2016, respectively, and $30,875 and $35,427 for the three and nine months ended September 30, 2015, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
The Company has elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration that these loan commitments are present on the balance sheet and due to the burden of complying with the requirements of hedge accounting, the Company has elected the fair value option of accounting for these instruments. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net gains from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those outstanding commitments at period end was $193 for the three and nine months ended September 30, 2016 and the net gains from initial measurement for those outstanding commitments at period end was $921 and $784 for the three and nine months ended September 30, 2015, respectively. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or market value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized during the reporting period. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at September 30, 2016 and December 31, 2015 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
September 30, 2016
Collateral-dependent loans (1)	$—	$—	$76,363	$76,363	$13,179
Other real estate owned (1) (2)	—	—	6,747	6,747	895
Mortgage servicing rights	—	—	227,764	227,764	82,584
December 31, 2015
Collateral-dependent loans (1)	$—	$—	$45,414	$45,414	$7,324
Other real estate owned (1) (2)	—	—	3,814	3,814	2,999
Mortgage servicing rights (3)	—	—	311,447	311,447	11,779
Loans held for sale	—	—	402	402	40

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
September 30, 2016				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$76,363	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	6,747	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	227,764	Discounted cash flow	Prepayment speed	15.89%	-	17.05%	15.97%	(2)
			Discount rate	9.59%	-	9.75%	9.60%	(3)
December 31, 2015
Collateral-dependent loans	$45,414	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	3,814	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	311,447	Discounted cash flow	Prepayment speed	8.61%	-	14.72%	9.09%	(2)
			Discount rate	9.55%	-	9.71%	9.57%	(3)
Loans held for sale	402	Discounted cash flow	Cost of funds	2.59%	-	2.96%	2.72%
			Prepayment rate	5.40%	-	11.50%	8.36%
			Default rate	2.39%	-	100.00%	62.67%
			Weighted average life (in years)	5.74	-	9.47	6.94
			Cumulative loss	0.30%	-	13.73%	3.61%
			Loss severity	1.73%	-	25.97%	11.12%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Financial assets:
Investment securities:
Held to maturity	$100,928	$105,862	$—	$105,862	$—
Loans held for sale (1)	297,742	300,220	—	—	300,220
Loans held for investment (2)	21,812,892	21,913,335	—	—	21,913,335
Financial liabilities:
Time deposits	$7,316,615	$7,415,479	$—	$7,415,479	$—
Other borrowings	6,487,000	6,566,531	—	6,566,531	—
Trust preferred securities and subordinated notes payable	360,179	359,869	—	279,279	80,590
December 31, 2015
Financial assets:
Investment securities:
Held to maturity	$103,746	$105,448	$—	$105,448	$—
Loans held for sale (1)	201,527	203,739	—	293	203,446
Loans held for investment (2)	20,221,754	20,242,756	—	—	20,242,756
Financial liabilities:
Time deposits	$6,710,244	$6,739,106	$—	$6,739,106	$—
Other borrowings	5,877,000	5,898,259	—	5,898,259	—
Trust preferred securities and subordinated notes payable	276,170	262,855	—	175,156	87,699

(1)	The carrying value of loans held for sale excludes $1,815,113 and $1,307,741 in loans measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $72,142 and $65,950 as of September 30, 2016 and December 31, 2015, respectively. In addition, the carrying values exclude $2,029,662 and $1,927,601 of lease financing receivables, net of allowance for lease loss, within the equipment financing receivables portfolio as of September 30, 2016 and December 31, 2015, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within its available for sale securities portfolio, the Company holds both treasury securities and equity securities which are valued using quoted market prices for identical securities and are therefore classified within Level 1 of the valuation hierarchy. Equity securities are included within other available for sale securities. The remaining investment portfolio (nonagency CMO, ABS, agency CMO which contain both available for sale and held to maturity investment securities and agency MBS securities) uses fair values which are derived from quoted market prices for similar instruments and values from third party pricing services for which management understands the methods used to determine fair value and are therefore classified within Level 2 of the fair value hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. These procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values and discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive or distressed market. As of September 30, 2016 and December 31, 2015, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option are derived from quoted market prices for similar loans resulting in a classification within Level 2 of the valuation hierarchy or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans resulting in a classification within Level 3 of the valuation hierarchy. Fair values for conforming and non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market are derived from models using characteristics of the loans including product type, pricing features, underlying collateral and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which a majority of the significant assumptions are observable in the market. The Company estimates the fair value of these loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates. As such these loans are therefore classified within Level 3 of the valuation hierarchy. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
Loans Held for Investment — Fair values for loans held for investment are derived using a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, credit profile of the loans, and the underlying interest rate of the portfolio. This information is input into valuation models along with various forecast valuation assumptions including credit loss assumptions, servicing cost (if any), prepayment forecasts, and risk adjusted capital to determine the discount rate. These assumptions are derived from internal and third party databases. Noting the valuation is derived from model-based techniques, the Company includes loans held for investment within Level 3 of the valuation hierarchy.
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or market value (less estimated costs to sell). Market or fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value receive specific allocations within the allowance for loan and lease losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans for which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made, if appropriate, based on a review of the property, historical changes in value, and current market rates. Such adjustments are usually significant and typically results in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
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
Time Deposits — The fair value of fixed-rate certificates of deposit is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of the market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market and therefore time deposits are classified within Level 2 of the valuation hierarchy.
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
Unfunded credit extension commitments at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Commercial and commercial real estate (1)	$2,159,458	$2,002,796
Home equity lines of credit	489,589	144,190
Credit card lines of credit	25,546	21,979
Standby letters of credit	19,146	15,639
Total unfunded credit extension commitments	$2,693,739	$2,184,604

(1)	Of the outstanding unfunded commercial and commercial real estate commitments, $843,126 and $909,065 were cancellable by the Company at September 30, 2016 and December 31, 2015, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $178,971 and $169,922 of these commitments outstanding as of September 30, 2016 and December 31, 2015, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.

The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Residential mortgage	$403,191	$495,039
Commercial and commercial real estate	807,499	662,509
Equipment financing receivables	289,635	329,278
Home equity lines of credit	116,161	106,533
Total commitments to lend in the pipeline	$1,616,486	$1,593,359
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At September 30, 2016 and December 31, 2015, the Company had $167,806 and $231,248, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of September 30, 2016 are as follows:

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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights and under the agreement, the Company is obligated to pay $39,301, in the aggregate, from January 1, 2016 through February 28, 2025. Under the agreement, the amount due in 2016 is $3,869, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party non-GSE purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2010 through September 30, 2016, the Company originated, sold and securitized approximately $44,962,841 of mortgage loans to GSEs and private non-GSE purchasers.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination and sale of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses, an accrual for a noncontingent obligation to stand ready to perform over the term of the representations and warranties and an accrual for probable losses identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors which are applied to those loans originated and sold by the Company. Loss factors, which are tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. Under this Level 3 technique, the historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $3,475 and $4,290 at September 30, 2016 and December 31, 2015, respectively, and is recorded in accounts payable and accrued liabilities. The Company incurred liabilities for new loan sales and securitizations of $256 and $1,533 for the three and nine months ended September 30, 2016 and $633 and $1,915 for the three and nine months ended September 30, 2015, respectively. The liability is amortized, through a credit to earnings, as the Company is released from risk.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans in which the Company does not own the underlying mortgage, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced for others at September 30, 2016 and December 31, 2015, was $30,165,000 and $31,155,000, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at September 30, 2016 and December 31, 2015, was $447 and $1,806, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $138,973 and $138,812 at September 30, 2016 and December 31, 2015, respectively.
Legal Actions — On January 5, 2016, the Office of the Comptroller of the Currency (OCC) terminated EverBank’s consent order, including the remaining portions of the 2011 consent order as amended in 2013 and 2015, having determined that EverBank had satisfied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1,000 in civil money penalties pertaining to certain improper fees charged to borrowers during the timeframe the consent order had been in place. At September 30, 2016, EverBank has accrued approximately $120 for potential further remediation payments to be made to borrowers under that action plan. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.
Proposed TIAA Merger — On August 7, 2016, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with TIAA. Pursuant to the Merger Agreement, the Company will no longer operate as a publicly traded entity and will become a wholly-owned subsidiary of TIAA. Completion of this Merger is subject to both regulatory and stockholder approvals, which are currently pending. Given the uncertain nature of change in control events, the accounting literature restricts accruals of items contingent upon execution of change in control events. As such, the broker fees contingent upon the successful completion of the Merger have not been accrued, which total $19,500. In addition, certain key employees have previously entered into employment agreements with the Company which require pay out in the event of a change of control and as a result the Company may be obligated to pay out if the Merger is completed.
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$19,710	$19,710	$31,825	$31,825
Debt securities	555,752	555,752	658,536	658,536
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three and nine months ended September 30, 2016 and 2015. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended September 30, 2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$108,948		$85,879	$(5,192)	$—	$189,635
Total net revenue	143,119	(1)	94,898	(5,048)	—	232,969
Intersegment revenue	17,431		(17,431)	—	—	—
Depreciation and amortization	1,882		2,347	2,032	—	6,261
lncome (loss) before income taxes	46,521	(1)	54,599	(41,986)	—	59,134
Total assets	17,622,499		11,226,918	253,058	(399,430)	28,703,045

	As of and for the Three Months Ended September 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$92,157		$80,790	$(4,107)	$—	$168,840
Total net revenue	125,004	(2)	88,994	(3,963)	—	210,035
Intersegment revenue	10,416		(10,416)	—	—	—
Depreciation and amortization	2,306		2,828	1,794	—	6,928
Income (loss) before income taxes	27,899	(2)	50,568	(31,069)	—	47,398
Total assets	15,649,933		9,678,171	274,938	(388,299)	25,214,743

	As of and for the Nine Months Ended September 30, 2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$305,838		$249,588	$(14,570)	$—	$540,856
Total net revenue	360,813	(1)	285,031	(12,733)	—	633,111
Intersegment revenue	47,875		(47,875)	—	—	—
Depreciation and amortization	5,994		7,410	6,106	—	19,510
Income (loss) before income taxes	78,255	(1)	167,427	(106,607)	—	139,075
Total assets	17,622,499		11,226,918	253,058	(399,430)	28,703,045

	As of and for the Nine Months Ended September 30, 2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$269,169		$231,392	$(7,258)	$—	$493,303
Total net revenue	395,132	(2)	262,533	(6,832)	—	650,833
Intersegment revenue	33,841		(33,841)	—	—	—
Depreciation and amortization	6,976		8,354	5,081	—	20,411
Income (loss) before income taxes	73,356	(2)	155,362	(91,464)	—	137,254
Total assets	15,649,933		9,678,171	274,938	(388,299)	25,214,743
(1) Segment earnings in the Consumer Banking segment included a $23,170 charge for MSR impairment for the three months ended September 30, 2016 and a $82,584 charge for MSR impairment for the nine months ended September 30, 2016.
(2) Segment earnings in the Consumer Banking segment included a $4,450 charge for MSR impairment for the three months ended September 30, 2015 and a $32,075 charge for MSR impairment for the nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three and nine months ended September 30, 2016 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. Neither Teachers Insurance and Annuity Association of America (TIAA) nor EverBank Financial Corp undertakes any obligation to revise these statements following the date of this communication, except as required by law. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC) on February 19, 2016 and in Part II, Item 1A “Risk Factors” contained in this report, and include risks discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in other periodic reports we file with the SEC. These factors include without limitation:

•	deterioration of general business and economic conditions, including the real estate and financial markets, in the United States and in the geographic regions and communities we serve;

•
the possibility that the proposed merger (the Merger) with TIAA does not close when expected or at all because required regulatory or other approvals and conditions to closing, including stockholder approval of the Merger Agreement (as defined below), are not received or satisfied on a timely basis or at all;

•	the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally;

•	risks that the proposed Merger disrupts our current plans and operations and potential difficulties in our employee retention as a result of the Merger;

•	the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement;

•	risks related to liquidity, including the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;

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

In connection with the proposed Merger, the Company filed a proxy statement with the SEC and will file other relevant documents concerning the proposed Merger. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE IN THE DEFINITIVE PROXY STATEMENT BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, TIAA AND THE PROPOSED MERGER.
Announcement
On August 7, 2016, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with TIAA, TCT Holdings, Inc., a Delaware corporation and wholly owned subsidiary of TIAA (TCT Holdings), and Dolphin Sub Corporation, a Delaware corporation and wholly owned subsidiary of TCT Holdings (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the Merger). TCT Holdings will (subject to TIAA’s right under the Merger Agreement to elect not to do so), in connection with the Merger, merge with and into such surviving entity (the Holdco Merger). Immediately following the Holdco Merger (or, if TIAA elects not to consummate the Holdco Merger, immediately following the Merger), TIAA-CREF Trust Company, FSB, a federal savings association and wholly owned bank subsidiary of TIAA, will merge with and into EverBank, a federal savings association and wholly owned subsidiary of the Company, with EverBank as the surviving bank (the Bank Merger). The Merger Agreement was unanimously approved by the Board of Directors of each of the Company, TIAA, TCT Holdings and Merger Sub.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time), (1) holders of the Company’s common stock, par value $0.01 per share (the Company Common Stock), will have the right to receive $19.50 in cash without interest for each share of Company Common Stock, and (2) holders of the Company’s Series A 6.75% Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the Company Preferred Stock), will have the right to receive the liquidation preference of $25,000 plus accrued and unpaid dividends on a share of Company Preferred Stock since the last dividend payment date for the Company Preferred Stock to but excluding the date on which the Effective Time occurs less any dividends declared but unpaid, if any, through the Effective Time, in cash without interest.
The completion of the Merger is subject to various customary closing conditions as well as regulatory and stockholder approval. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on August 8, 2016. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company, TIAA, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the Company’s proxy statement, as well as in the Form 10-K, Forms 10-Q and other filings that the Company makes with the SEC.
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

Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the Federal Reserve Board (FRB) has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate has leveled off at 5.0% at September 30, 2016, and consumer confidence, gross domestic product and average home prices have all risen. While economic conditions have improved domestically, under-employment and wage growth remain a worry amidst the backdrop of low inflation in the United States and abroad. Recent upticks in labor force participation alongside wage growth are being closely monitored by the markets for signs of sustained or expected inflation. Moreover, inflation in most of the Euro-Zone is at or below zero and central banks around the world have maintained an accommodative stance with continued drops in short-term rates. Certain developed economies now have negative interest rates and the accommodative stance by these major economies has created resistance to domestic rate increases. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The FRB announced a quarter point increase to short-term rates in December 2015. The resulting strength of the dollar coupled with falling oil prices has led to growing speculation as to how likely and quickly the FRB may further raise short-term interest rates. In addition, the continued drop in the benchmark mortgage rate (BMR) this year, which declined from 3.90% at December 31, 2015 to 3.34% at September 30, 2016, impacts the fair value of our mortgage servicing rights (MSR) as well as influences volumes in our mortgage production business. The vote by Britain to leave the European Union in late June 2016 changed the outlook for interest rates with an expectation that rates will continue to stay low for an extended period of time. Given the change in outlook and the uncertainty caused by Britain's exit from the European Union (EU), as well as mixed economic data, the BMR declined significantly ending the period at 3.34% at September 30, 2016. Meanwhile the 10-year treasury rate fell as low as 1.37% and was 1.60% at September 30, 2016. Despite these factors the FRB has indicated that it would likely raise interest rates before the end of the year if economic growth continues.
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
Performance Highlights
Third Quarter 2016 Key Highlights

•	Total assets of $28.7 billion, an increase of 14% year over year.

•	Portfolio loans held for investment (HFI) of $23.9 billion, an increase of 15% year over year.

•	Total deposits of $19.6 billion, an increase of 12% year over year.

•	Net interest margin (NIM) of 2.81%.

•	GAAP return on average equity (ROE) of 8.0% and adjusted ROE[1] of 11.9% for the quarter.

•	Tangible common equity per common share was $13.53 at September 30, 2016, an increase of 4% year over year.[1]

•	Adjusted non-performing assets to total assets[1] of 0.69% at September 30, 2016. Annualized net charge-offs to average total loans and leases held for investment of 0.10% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 9.7% and bank Tier 1 leverage ratio of 7.9% at September 30, 2016.

•
On August 8, 2016, TIAA announced an agreement to acquire EverBank for $19.50 per share of common stock in cash pursuant to an agreement and plan of merger, dated August 7, 2016. In addition, holders of EverBank’s Series A Preferred Stock would receive cash in an amount equal to the liquidation preference plus accrued but unpaid dividends. The closing of the proposed Merger is subject to the receipt of regulatory approval as well as the approval of EverBank’s stockholders.

1 Reconciliations of Non-GAAP financial measures can be found in Tables 2, 3 ,4, 12A, 12B, and 25.

Financial Highlights				Table 1
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
For the Period:
Operating Results:
Total revenue(1)	$232,969	$210,035	$633,111	$650,833
Net interest income	189,635	168,840	540,856	493,303
Provision for loan and lease losses	12,070	11,131	27,001	28,063
Noninterest income	43,334	41,195	92,255	157,530
Noninterest expense	161,765	151,506	467,035	485,516
Net income allocated to common shareholders	34,599	27,051	79,016	77,786
Net earnings per common share, diluted	0.27	0.21	0.62	0.61
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 2 for non-GAAP reconciliation)	$0.40	$0.23	$1.04	$0.88
Yield on interest-earning assets	3.81%	3.85%	3.82%	3.94%
Cost of interest-bearing liabilities	1.11%	1.03%	1.13%	1.01%
Net interest margin	2.81%	2.90%	2.81%	3.03%
Return on average assets	0.53%	0.48%	0.43%	0.49%
Return on average risk-weighted assets(2)	0.82%	0.74%	0.65%	0.76%
Return on average equity(3)	8.0%	6.5%	6.1%	6.3%
Adjusted return on average equity(4)	11.9%	6.9%	10.2%	9.1%
Efficiency ratio(5)	69%	72%	74%	75%
Adjusted efficiency ratio(6) (see Table 3 for non-GAAP reconciliation)	61%	71%	65%	68%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.10%	0.11%	0.09%	0.12%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$2,531.5	$2,292.0	$6,734.3	$7,375.6
Jumbo residential mortgage loans originated (in millions)	869.8	1,219.3	2,477.6	3,978.4
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$444.5	$649.0	$1,167.2	$1,595.1
Equipment financing receivables (in millions)	329.5	345.5	947.3	862.3
Commercial Banking loan and lease sales (in millions)	90.5	61.7	604.3	201.9

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$23,842,554	$22,149,355
Total assets	28,703,045	26,601,026
Deposits	19,643,348	18,242,042
Total liabilities	26,807,489	24,732,705
Total shareholders’ equity	1,895,556	1,868,321
Loans and leases held for investment as a percentage of deposits	122%	122%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	96%	99%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 25 for non-GAAP reconciliation)	0.69%	0.53%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 27)	0.38%	0.35%
Government insured pool buyouts as a percentage of loans and leases held for investment	21%	19%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 42)	9.7%	9.9%
Tier 1 leverage ratio (bank level; see Table 40)	7.9%	8.1%
Total risk-based capital ratio (bank level; see Table 40)	12.5%	12.4%
Tangible common equity per common share(7)	$13.53	$13.36
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$40,322.8	$41,104.7
Consumer Banking loans as a percentage of loans and leases held for investment	54%	55%
Consumer deposits (in millions)	$15,268.0	$14,054.4
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	46%	45%
Commercial deposits (in millions)	$4,375.3	$4,187.6

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

Adjusted net income, adjusted return on average equity and adjusted efficiency ratio include adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$37,131	$29,583	$86,610	$85,380
Gain on repurchase of trust preferred securities, net of tax	—	—	(916)	—
Transaction expense and non-recurring regulatory related expense, net of tax	4,220	(784)	4,364	4,459
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	—	(51)	(215)	(859)
Mortgage servicing rights (MSR) impairment (recovery), net of tax	14,365	2,758	51,202	19,886
Restructuring cost, net of tax	(1,589)	(222)	(1,593)	10,445
Adjusted net income	$54,127	$31,284	$139,452	$119,311
Adjusted net income allocated to preferred stock	2,532	2,532	7,594	7,594
Adjusted net income allocated to common shareholders	$51,595	$28,752	$131,858	$111,717
Adjusted net earnings per common share, basic	$0.41	$0.23	$1.05	$0.90
Adjusted net earnings per common share, diluted	$0.40	$0.23	$1.04	$0.88
Weighted average common shares outstanding:
(units in thousands)
Basic	125,382	124,823	125,267	124,373
Diluted	127,453	127,099	126,699	126,568
A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio			Table 3
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$189,635	$168,840	$540,856	$493,303
Noninterest income	43,334	41,195	92,255	157,530
Total revenue	232,969	210,035	633,111	650,833
Adjustment items (pre-tax):
Gain on repurchase of trust preferred securities	—	—	(1,478)	—
MSR impairment (recovery)	23,170	4,450	82,584	32,075
Restructuring cost	—	—	(129)	96
Adjusted total revenue	$256,139	$214,485	$714,088	$683,004

Noninterest expense	$161,765	$151,506	$467,035	$485,516
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(6,806)	1,264	(7,039)	(7,194)
Restructuring cost	2,563	360	2,441	(16,748)
Adjusted noninterest expense	$157,522	$153,130	$462,437	$461,574

GAAP efficiency ratio	69%	72%	74%	75%
Adjusted efficiency ratio	61%	71%	65%	68%

A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets	Table 4
(dollars in thousands except share and per share amounts)	September 30, 2016	December 31, 2015
Shareholders’ equity	$1,895,556	$1,868,321
Less:
Goodwill	46,859	46,859
Intangible assets	1,176	1,772
Tangible equity	1,847,521	1,819,690
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,697,521	$1,669,690

Common shares outstanding at period end	125,437,973	125,020,843
Book value per common share	$13.92	$13.74
Tangible common equity per common share	13.53	13.36

Total assets	$28,703,045	$26,601,026
Less:
Goodwill	46,859	46,859
Intangible assets	1,176	1,772
Tangible assets	$28,655,010	$26,552,395

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5A
	Three Months Ended
	September 30, 2016			September 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$444,504	$568	0.51%	$351,834	$226	0.26%
Investments	855,451	6,719	3.13%	995,467	7,520	3.01%
Loans held for sale	2,042,414	16,798	3.29%	1,740,497	14,529	3.34%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,741,757	53,398	3.17%	6,901,559	55,895	3.24%
Government insured pool buyouts	5,175,352	60,792	4.70%	3,994,565	45,353	4.54%
Residential mortgages	11,917,109	114,190	3.83%	10,896,124	101,248	3.72%
Home equity lines and other	1,086,805	10,030	3.67%	255,315	2,900	4.51%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,819,895	47,530	4.93%	3,832,593	50,346	5.21%
Mortgage warehouse finance	2,664,319	19,241	2.83%	1,862,290	12,707	2.67%
Lender finance	1,510,827	13,931	3.61%	1,023,005	8,985	3.44%
Commercial and commercial real estate	7,995,041	80,702	3.98%	6,717,888	72,038	4.24%
Equipment financing receivables	2,477,319	27,881	4.50%	2,173,960	25,166	4.63%
Total loans and leases held for investment	23,476,274	232,803	3.95%	20,043,287	201,352	4.00%
Total interest-earning assets	26,818,643	$256,888	3.81%	23,131,085	$223,627	3.85%
Noninterest-earning assets	1,318,167			1,309,468
Total assets	$28,136,810			$24,440,553
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,678,495	$6,146	0.66%	$3,625,255	$6,214	0.68%
Market-based money market accounts	355,485	545	0.61%	365,005	561	0.61%
Savings and money market accounts, excluding market-based	6,416,744	11,465	0.71%	5,457,507	9,063	0.66%
Market-based time	337,811	725	0.85%	390,975	610	0.62%
Time, excluding market-based	6,591,170	20,391	1.24%	5,527,481	15,473	1.11%
Total deposits	17,379,705	39,272	0.90%	15,366,223	31,921	0.82%
Borrowings:
Trust preferred securities and subordinated notes payable	360,114	5,313	5.90%	276,234	4,192	6.07%
Long-term Federal Home Loan Bank (FHLB) advances	4,080,913	20,341	1.95%	3,172,000	17,513	2.16%
Short-term FHLB advances	2,199,185	2,327	0.41%	2,252,174	1,161	0.20%
Total borrowings	6,640,212	27,981	1.66%	5,700,408	22,866	1.58%
Total interest-bearing liabilities	24,019,917	67,253	1.11%	21,066,631	54,787	1.03%
Noninterest-bearing demand deposits	1,797,407			1,309,855
Other noninterest-bearing liabilities	435,392			239,823
Total liabilities	26,252,716			22,616,309
Total shareholders’ equity	1,884,094			1,824,244
Total liabilities and shareholders’ equity	$28,136,810			$24,440,553
Net interest income/spread		$189,635	2.70%		$168,840	2.82%
Net interest margin			2.81%			2.90%
Memo: Total deposits including noninterest-bearing	$19,177,112	$39,272	0.82%	$16,676,078	$31,921	0.76%

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5B
	Nine Months Ended
	September 30, 2016			September 30, 2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$353,748	$1,349	0.51%	$286,146	$545	0.25%
Investments	856,871	21,088	3.28%	1,031,003	22,989	2.98%
Loans held for sale	1,980,142	49,079	3.30%	1,746,053	43,423	3.32%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,876,182	162,271	3.15%	6,445,936	161,116	3.33%
Government insured pool buyouts	4,726,258	169,149	4.77%	3,756,453	127,200	4.51%
Residential mortgages	11,602,440	331,420	3.81%	10,202,389	288,316	3.77%
Home equity lines and other	847,449	23,576	3.72%	201,935	7,093	4.70%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,917,966	143,031	4.84%	3,670,205	149,315	5.40%
Mortgage warehouse finance	2,329,813	49,564	2.80%	1,659,419	34,069	2.71%
Lender finance	1,385,145	37,072	3.52%	899,112	24,071	3.53%
Commercial and commercial real estate	7,632,924	229,667	3.97%	6,228,736	207,455	4.41%
Equipment financing receivables	2,423,432	83,086	4.57%	2,095,295	74,790	4.76%
Total loans and leases held for investment	22,506,245	667,749	3.94%	18,728,355	577,654	4.10%
Total interest-earning assets	25,697,006	$739,265	3.82%	21,791,557	$644,611	3.94%
Noninterest-earning assets	1,373,866			1,301,718
Total assets	$27,070,872			$23,093,275
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,683,242	$18,624	0.68%	$3,643,551	$18,421	0.68%
Market-based money market accounts	352,161	1,608	0.61%	365,134	1,666	0.61%
Savings and money market accounts, excluding market-based	6,485,147	36,309	0.75%	5,230,865	25,493	0.65%
Market-based time	354,116	2,259	0.85%	419,120	2,106	0.67%
Time, excluding market-based	6,347,302	58,640	1.23%	5,262,925	44,218	1.12%
Total deposits	17,221,968	117,440	0.91%	14,921,595	91,904	0.82%
Borrowings:
Trust preferred securities and subordinated notes payable	339,201	15,018	5.90%	162,509	7,513	6.16%
Long-term Federal Home Loan Bank (FHLB) advances	3,894,719	60,307	2.03%	2,557,769	48,502	2.50%
Short-term FHLB advances	1,796,898	5,644	0.41%	2,214,150	3,389	0.20%
Total borrowings	6,030,818	80,969	1.77%	4,934,428	59,404	1.59%
Total interest-bearing liabilities	23,252,786	$198,409	1.13%	19,856,023	$151,308	1.01%
Noninterest-bearing demand deposits	1,543,335			1,231,706
Other noninterest-bearing liabilities	402,754			216,583
Total liabilities	25,198,875			21,304,312
Total shareholders’ equity	1,871,997			1,788,963
Total liabilities and shareholders’ equity	$27,070,872			$23,093,275
Net interest income/spread		$540,856	2.69%		$493,303	2.93%
Net interest margin			2.81%			3.03%
Memo: Total deposits including noninterest-bearing	$18,765,303	$117,440	0.84%	$16,153,301	$91,904	0.76%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

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

Analysis of Change in Net Interest Income(1)						Table 6
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Compared to			Compared to
	September 30, 2015			September 30, 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$61	$281	$342	$127	$677	$804
Investments	(1,059)	258	(801)	(3,885)	1,984	(1,901)
Loans held for sale	2,535	(266)	2,269	5,818	(162)	5,656
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	(1,301)	(1,196)	(2,497)	10,726	(9,571)	1,155
Government insured pool buyouts	13,475	1,964	15,439	32,744	9,205	41,949
Residential mortgages	12,174	768	12,942	43,470	(366)	43,104
Home equity lines and other	9,426	(2,296)	7,130	22,713	(6,230)	16,483
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	(166)	(2,650)	(2,816)	10,016	(16,300)	(6,284)
Mortgage warehouse finance	5,383	1,151	6,534	13,601	1,894	15,495
Lender finance	4,218	728	4,946	12,844	157	13,001
Commercial and commercial real estate	9,435	(771)	8,664	36,461	(14,249)	22,212
Equipment financing receivables	3,531	(816)	2,715	11,693	(3,397)	8,296
Total loans and leases held for investment	34,566	(3,115)	31,451	114,337	(24,242)	90,095
Total change in interest income	$36,103	$(2,842)	$33,261	$116,397	$(21,743)	$94,654
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$91	$(159)	$(68)	$202	$1	$203
Market-based money market accounts	(15)	(1)	(16)	(59)	1	(58)
Savings and money market accounts, excluding market-based	1,591	811	2,402	6,103	4,713	10,816
Market-based time	(83)	198	115	(326)	479	153
Time, excluding market-based	2,968	1,950	4,918	9,092	5,330	14,422
Total deposits	4,552	2,799	7,351	15,012	10,524	25,536
Borrowings:
Trust preferred securities and subordinated notes payable	1,280	(159)	1,121	8,148	(643)	7,505
Long-term FHLB advances	4,935	(2,107)	2,828	25,022	(13,217)	11,805
Short-term FHLB advances	(27)	1,193	1,166	(625)	2,880	2,255
Total borrowings	6,188	(1,073)	5,115	32,545	(10,980)	21,565
Total change in interest expense	10,740	1,726	12,466	47,557	(456)	47,101
Total change in net interest income	$25,363	$(4,568)	$20,795	$68,840	$(21,287)	$47,553

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
Third Quarter of 2016 compared to Third Quarter of 2015
Net interest income increased by $20.8 million, or 12%, in the third quarter of 2016 compared to the same period in 2015 due to an increase in interest income of $33.3 million, or 15%, partially offset by an increase in interest expense of $12.5 million, or 23%. Our net interest margin decreased by 9 basis points in the third quarter of 2016 compared to the same period in 2015, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment coupled with an increase in rates on interest-bearing liabilities, which is primarily to fund the growth in our balance sheet.
Yields on our interest-earning assets decreased by 4 basis points in the third quarter of 2016 compared to the same period in 2015, primarily due to a decrease in yields on our loans held for sale and loans and leases held for investment.
The yields on our loans held for sale decreased by 5 basis points in the third quarter of 2016 compared to the same period in 2015 primarily due to decreases in the current market mortgage rates of our loans held for sale coupled with a higher volume of commercial real estate loans held for sale during the third quarter of 2015, which carry a higher yield.
The yields on our loans and leases held for investment portfolio decreased by 5 basis points in the third quarter of 2016 compared to the same period in 2015, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 26 basis points due to decreases in yields in commercial real estate and other commercial portfolios coupled with the relative increase in our mortgage warehouse finance and lender finance portfolio size compared to our other commercial loan portfolios. The yield on our commercial real estate and other commercial portfolio declined by 28 basis points in the third quarter of 2016 compared to the same period in 2015 due to continued production of commercial real estate and other commercial loans at current market rates partially offset by an increase in prepayment income. In addition, the increase in the balance in our mortgage warehouse finance business and lender finance business also negatively impacted the yield on our commercial loans and leases as they have the lowest yields of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 13 basis points in the third quarter of 2016 compared to the same period in 2015 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment increased 11 basis points in the third quarter of 2016 compared to the same period in 2015 primarily due to increased volume and yields on our government insured pool buyouts, which is a result of consistent improvement in cash flows compared to expected cash flows due to the continued low rate environment and overall strength of the economy. This increase is partially offset by the continued production of market rate residential preferred jumbo ARM loans.
The yields on our interest-bearing liabilities increased by 8 basis points in the third quarter of 2016 compared to the same period in 2015, primarily due to increases in the rates paid on deposits and other borrowings. The rates paid on our other borrowings increased by 8 basis points in the third quarter of 2016 compared to the same period in 2015 as a result of the rate paid on our short-term FHLB advances, which increased 21 basis points as well as a change in the overall make-up of our FHLB advance balance. The amount of our long-term FHLB advances increased substantially, while our short-term FHLB advances decreased slightly. The rates paid on our deposits increased 8 basis points during the third quarter of 2016 compared to the same period in 2015 primarily due to the increase in our time deposits which carry a higher interest rate than our interest-bearing demand and money market accounts and an increase in our savings and money market accounts at higher yielding rates.
Average balances of our interest-earning assets increased by $3.7 billion, or 16%, in the third quarter of 2016 compared to the same period in 2015 primarily due to a $3.4 billion increase in loans and leases held for investment.
The year over year increase in the average balance of loans and leases held for investment was $3.4 billion in the third quarter of 2016 compared to the same period in 2015, as a result of increases of $1.0 billion, $0.8 billion, $1.3 billion and $0.3 billion in our residential mortgage, home equity lines and other, commercial and commercial real estate and equipment financing receivables portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo adjustable rate mortgage (ARM) products for investment as well as third party acquisitions of government insured pool buyouts. Our home equity lines and other portfolio increased due to the origination of new home equity lines of credit as well as purchases of $256.9 million throughout the fourth quarter of 2015 and first nine months of 2016. The increase in our commercial and commercial real estate portfolio was mainly due to an increase in the mortgage warehouse finance balance as a result of the increase in mortgage lending across the industry coupled with strong production in relation to paydowns in our commercial real estate portfolio, and continued strong lender finance fundings. In addition, our equipment finance portfolio saw continued strong origination volumes from the third quarter of 2015 to the third quarter of 2016. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
Average balances in our interest-bearing liabilities increased by $3.0 billion, or 14%, in the third quarter of 2016 compared to the same period in 2015 due to increases in the average balance of our deposits of $2.0 billion and an increase in other borrowings of $0.9 billion. The increase in our deposit balances was primarily driven by an increase in time deposits coupled with an increase in our savings and money market accounts. The increase in our average other borrowings balance was due to an increase in long-term advances as well as issuances of subordinated notes in March 2016. These increases were partially offset by a slight decrease in short-term FHLB advances.
Nine Months Ended 2016 compared to Nine Months Ended 2015
Net interest income increased by $47.6 million, or 10%, in the first nine months of 2016 compared to the same period in 2015 due to an increase in interest income of $94.7 million, or 15%, partially offset by an increase in interest expense of $47.1 million, or 31%. Our net interest margin decreased by 22 basis points in the first nine months of 2016 compared to the same period in 2015, which was led by a decrease in yields on our interest-earning assets due to a continued low interest rate environment coupled with an increase in rates on interest-bearing liabilities, which is primarily to fund the growth in our balance sheet.
Yields on our interest-earning assets decreased by 12 basis points in the first nine months of 2016 compared to the same period in 2015, primarily due to a decrease in yields on our loans and leases held for investment.
The yields on our loans and leases held for investment portfolio decreased by 16 basis points in the first nine months of 2016 compared to the same period in 2015, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 44 basis points due to decreases in yields in commercial real estate and other commercial and lender finance portfolios coupled with the relative increase in our mortgage warehouse finance portfolio compared to our other commercial loan portfolios. The yield on our commercial real estate and other commercial portfolio declined by 56 basis points in the first nine months of 2016 compared to the same period in 2015 due to continued production of commercial real estate and other commercial loans at current market rates and the purchase of an asset based lending platform during the second quarter of 2015 with lower yields than our existing portfolio. Yields on our lender finance portfolio decreased 1 basis point due to continued production and additional advances at current market rates. In addition, the increase in the balance in our mortgage warehouse finance business also negatively impacted the yield on our commercial loans as it has the lowest yield of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 19 basis points in the first nine months of 2016 compared to the same period in 2015 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment increased 4 basis points in the first nine months of 2016 compared to the same period in 2015 due to the performance of our government insured pool buyout portfolio which saw an increase in yield of 26 basis points, which is a result of consistent improvement in cash flows compared to expected cash flows due to the continued low rate environment and overall strength of the economy. This increase was partially offset by the continued production of current market rate assets coupled with paydowns and sales of higher yielding assets originated or purchased in a higher interest rate environment.
The yields on our interest-bearing liabilities increased by 12 basis points in the first nine months of 2016 compared to the same period in 2015, primarily due to increases in the rates paid on deposits and other borrowings. The rates paid on our other borrowings increased by 18 basis points in the first nine months of 2016 compared to the same period in 2015 as a result of the rate paid on our short-term FHLB advances which increased 21 basis points as well as a change in the overall make-up of our FHLB advance balance which saw an increase in the amount of long-term FHLB advances compared to a decrease in our short-term FHLB advances. The rates paid on our deposits increased 9 basis points during the first nine months of 2016 compared to the same period in 2015 primarily due to the increase in our time deposits which carry a higher interest rate than our interest-bearing demand and money market accounts and an increase in our savings and money market accounts at higher yielding rates.
Average balances of our interest-earning assets increased by $3.9 billion, or 18%, in the first nine months of 2016 compared to the same period in 2015 primarily due to a $3.8 billion increase in loans and leases held for investment.
The year over year increase in the average balance of loans and leases held for investment was $3.8 billion, or 20%, in the first nine months of 2016 compared to the same period in 2015, as a result of increases of $1.4 billion, $0.6 billion, $1.4 billion and $0.3 billion in our residential mortgage, home equity lines and other, commercial and commercial real estate and equipment financing receivables portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo adjustable rate mortgage (ARM) products for investment as well as third party acquisitions of government insured pool buyouts. Our home equity lines and other portfolio increased due to the origination of new home equity lines of credit throughout the fourth quarter of 2015 and first nine months of 2016 as well as the purchase of $256.9 million of home equity lines of credit during the first quarter of 2016. The increase in our commercial and commercial real estate portfolio was mainly a result of strong production in relation to paydowns in our commercial real estate portfolio, the purchase of our asset based lending business in May of 2015 and continued strong lender finance fundings, coupled with the increase in the mortgage warehouse finance balance due to the differences in the interest rate environments in the two periods. In addition, our equipment finance portfolio saw continued strong origination volumes from the first nine months of 2015 to the first nine months of 2016. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
Average balances in our interest-bearing liabilities increased by $3.4 billion, or 17%, in the first nine months of 2016 compared to the same period in 2015 due to increases in the average balance of our deposits of $2.3 billion and an increase in other borrowings of $1.1 billion. The increase in our deposit balances was primarily driven by an increase in time deposits coupled with an increase in our savings and money market accounts. The increase in our average other borrowings balance was due to an increase in long-term advances as well as the issuances of subordinated notes in June 2015 and March 2016. These increases were partially offset by a decrease in short-term FHLB advances.
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

The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at three and nine months ended September 30, 2016 and 2015:

Provision for Loan and Lease Losses				Table 7
	Three Months Ended September 30, 2016
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(6)	$1,831	$(9)	$1,816
Commercial and commercial real estate	4,115	(1,477)	(11)	2,627
Equipment financing receivables	920	5,435	—	6,355
Home equity lines and other	—	1,272	—	1,272
Total Provision for Loan and Lease Losses	$5,029	$7,061	$(20)	$12,070

	Three Months Ended September 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(516)	$2,433	$2,225	$4,142
Commercial and commercial real estate	6,753	(1,435)	(39)	5,279
Equipment financing receivables	281	2,480	—	2,761
Home equity lines and other	—	(1,051)	—	(1,051)
Total Provision for Loan and Lease Losses	$6,518	$2,427	$2,186	$11,131

	Nine Months Ended September 30, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$166	$5,241	$(1,238)	$4,169
Commercial and commercial real estate	5,295	236	(347)	5,184
Equipment financing receivables	1,773	12,554	—	14,327
Home equity lines and other	—	3,321	—	3,321
Total Provision for Loan and Lease Losses	$7,234	$21,352	$(1,585)	$27,001

	Nine Months Ended September 30, 2015
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$(346)	$7,207	$1,443	$8,304
Commercial and commercial real estate	9,038	3,582	(1,696)	10,924
Equipment financing receivables	281	8,790	—	9,071
Home equity lines and other	—	(236)	—	(236)
Total Provision for Loan and Lease Losses	$8,973	$19,343	$(253)	$28,063
Third Quarter of 2016 Compared to Third Quarter of 2015
We recorded a provision for loan and lease losses of $12.1 million in the third quarter of 2016, which is an increase of $0.9 million, or 8%, from $11.1 million in the same period in 2015. This increase was comprised of increases in the provisions for our equipment financing receivables and home equity and other portfolios of $3.6 million and $2.3 million, respectively, partially offset by reductions in our residential and commercial provisions of $2.3 million and $2.7 million, respectively. Increases in the provision for equipment financing receivables and home equity and other were primarily the product of growth within these portfolios with the collectively evaluated provision for each growing $3.0 million, or 119%, and $2.3 million, or 221%, respectively. The decrease in provision on the residential portfolio was primarily driven by a reduction in provision for ACI residential mortgage loans by $2.2 million, or 100%, in the third quarter of 2016 when compared to the third quarter of 2015 as expectations of future cash flows resulted in releases of prior period valuation allowances as well as improving credit quality within the remainder of our residential mortgage portfolio. The decrease in the commercial and commercial real estate provision was primarily driven by a decrease in the provision for loans specifically evaluated for impairment of $2.6 million, or 39%, due to a high provision for the three months ended September 30, 2015 when a specific reserve of $7.0 million was recorded for one large commercial relationship and additional provision of $4.1 million for the three months ended September 30, 2016 primarily due to growth in the portfolio.
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

Nine Months Ended 2016 Compared to Nine Months Ended 2015
We recorded a provision for loan and lease losses of $27.0 million in the first nine months of 2016, which is a decrease of $1.1 million, or 4%, from $28.1 million in the same period in 2015. This decrease was comprised of a reduction in our residential and commercial provisions of $4.1 million and $5.7 million, respectively, partially offset by increases in the provisions for our equipment financing receivables and home equity and other portfolios of $5.3 million and $3.6 million, respectively. The decrease in provision on the residential portfolio was driven by improving credit quality within our residential portfolio with the provision for collectively evaluated loans declining by $2.0 million, or 27%. In addition, the provision for ACI residential mortgage loans decreased by $2.7 million, or 186%, as expectations of future cash flows resulted in releases of prior period valuation allowances. The decrease in the commercial and commercial real estate provision was primarily driven by increasing credit quality within the portfolio resulting in decreases in the provisions for collectively evaluated and specifically evaluated loans of $3.3 million, or 93%, and $3.7 million, or 41%, respectively. This reduction in commercial provision was partially offset by an increase in the provision for ACI commercial loans of $1.3 million, or 80%, as expectations of future cash flows resulted in a smaller release of prior period valuation allowances for the nine months ended September 30, 2016 when compared to the same period of 2015. Increases in the provision for equipment financing receivables and home equity and other were the result of growth within these portfolios with the collectively evaluated provision for each growing $3.8 million, or 43% and $3.6 million, respectively. In addition, the provision for specifically evaluated equipment financing receivables increased for the nine months ended September 30, 2016 when compared to the same period of 2015 by $1.5 million primarily due to growth in the portfolio during 2016. Net charge-offs on the loans held for investment portfolio were $15.0 million in the first nine months of 2016 compared to $17.0 million in the same period in 2015. The net charge-off ratio was 0.09% in the first nine months of 2016 compared to 0.12% in the same period in 2015.
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
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income				Table 8
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Loan servicing fee income	$23,637	$27,157	$69,892	$90,858
Amortization of MSR	(19,176)	(16,760)	(50,457)	(56,065)
Recovery (impairment) of MSR	(23,170)	(4,450)	(82,584)	(32,075)
Net loan servicing income (loss)	(18,709)	5,947	(63,149)	2,718
Gain on sale of loans	43,101	18,037	103,825	101,248
Loan production revenue	7,231	5,861	19,220	17,443
Deposit fee income	2,059	3,844	7,114	10,946
Other lease income	3,919	3,714	11,602	9,876
Other	5,733	3,792	13,643	15,299
Total Noninterest Income	$43,334	$41,195	$92,255	$157,530
Third Quarter of 2016 compared to Third Quarter of 2015
Noninterest income increased by $2.1 million, or 5%, in the third quarter of 2016 compared to the same period in 2015. The increase in noninterest income was primarily driven by an increase in gain on sale of loans, loan production revenue and other noninterest income partially offset by a decrease in net loan servicing income and deposit fee income.
Net loan servicing income decreased by $24.7 million, in the third quarter of 2016 compared to the same period in 2015. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. MSR impairment of $23.2 million and $4.5 million were recorded in the third quarter of 2016 and 2015, respectively. The impairment of MSR during these periods result from differences in expected prepayment rates due to differences in the interest rate environment at September 30, 2016 compared to September 30, 2015. Our MSR unpaid principal balance (UPB) was lower in the third quarter of 2016 compared to 2015 as a result of the sale of $3.3 billion in UPB of MSR to Nationstar Mortgage LLC (NSM) effective November 2, 2015 and normal runoff, which also impacted the amount of impairment recognized during the period. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased $3.5 million, or 13%, in the third quarter of 2016 compared to the same period in 2015 primarily due to the sale noted above and amortization of MSR increased by $2.4 million in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in prepayment speeds as a result of a decrease in the BMR from 3.84% at September 30, 2015 to 3.34% at September 30, 2016.
Gain on sale of loans increased by $25.1 million, or 139%, in the third quarter of 2016 compared to the same period in 2015, primarily driven by an increase in gain on sale due to an increase in origination volumes as a result of a low BMR throughout the quarter and a BMR of 3.34% at September 30, 2016. See "Segment Results" for a discussion by segment of the changes in gain on sale of loans.
Loan production revenue increased by $1.4 million, or 23%, in the third quarter of 2016 compared to the same period in 2015, primarily driven by an increase in mortgage originations from $2.3 billion to $2.5 billion in the third quarter of 2015 and 2016, respectively.
Deposit fee income decreased by $1.8 million, or 46%, in the third quarter of 2016 compared to the same period in 2015 primarily due to a decline in our world markets deposits as a result of the relative strength of the dollar.
Other income increased by $1.9 million, or 51%, in the third quarter of 2016 compared to the same period in 2015 primarily due to a $0.7 million increase in income related to prepayment fees on certain serviced commercial loans acquired in the BPL acquisition.

Nine Months Ended 2016 compared to Nine Months Ended 2015
Noninterest income decreased by $65.3 million, or 41%, in the first nine months of 2016 compared to the same period in 2015. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, deposit fee income and other noninterest income partially offset by an increase in gain on sale of loans, loan production revenue and other lease income.
Net loan servicing income decreased by $65.9 million in the first nine months of 2016 compared to the same period in 2015. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. MSR impairment of $82.6 million and $32.1 million was recorded in the first nine months of 2016 and 2015, respectively. The impairment of MSR results from differences in expected prepayment rates due to differences in the interest rate environment at September 30, 2016 compared to September 30, 2015. Our MSR UPB was lower in the first nine months of 2016 compared to 2015 as a result of the sale of $3.3 billion in UPB of MSR to Nationstar Mortgage LLC (NSM) effective November 2, 2015 and normal runoff. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased $21.0 million, or 23%, in the first nine months of 2016 compared to the same period in 2015 primarily due to the sale noted above as well as the sale of $5.5 billion in UPB of servicing rights to Ditech Financial LLC effective May 1, 2015. These decreases to net loan servicing income were partially offset by a decrease in the amortization of MSR of $5.6 million in the first nine months of 2016 compared to the same period in 2015 primarily due to the MSR sales mentioned above.
Gain on sale of loans increased by $2.6 million, or 3%, in the first nine months of 2016 compared to the same period in 2015, primarily driven by an increase in agency origination volumes as a result of a low BMR throughout the quarter which was partially offset by a decrease in gain on sale related to sales of our re-performing Ginnie Mae (GNMA) loans. Please see "Segment Results" for a discussion by segment of the changes in gain on sale of loans.
Loan production revenue increased by $1.8 million, or 10%, in the first nine months of 2016 compared to the same period in 2015, primarily driven by an increase in commercial loan and lease originations and higher agency mortgage originations in the first nine months of 2016 compared to the same period in 2015, respectively.
Deposit fee income decreased by $3.8 million, or 35%, in the first nine months of 2016 compared to the same period in 2015 primarily due to a decline in our world markets deposits as a result of the strong dollar.
Other lease income increased by $1.7 million, or 17%, in the first nine months of 2016 compared to the same period in 2015 primarily due to a $27.6 million increase in the average balance of our equipment under operating leases.
Other noninterest income decreased by $1.7 million, or 11%, in the first nine months of 2016 compared to the same period in 2015 primarily due to a $3.6 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition. These decreases were partially offset by a $1.5 million gain recognized as a result of the extinguishment of our trust preferred securities.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense				Table 9
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Salaries, commissions and other employee benefits expense	$94,052	$89,369	$280,614	$277,124
Equipment expense	15,833	15,576	47,802	46,879
Occupancy expense	6,298	6,679	19,828	19,691
General and administrative expense:
Legal and professional fees, excluding consent order expense	11,815	6,123	22,301	19,374
Credit-related expenses	6,862	7,340	18,157	21,898
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	8,097	7,066	22,241	19,948
Advertising and marketing expense	5,685	5,810	15,507	18,736
Subservicing expense	—	(103)	—	5,033
Consent order expense	31	(866)	(310)	2,038
Other	13,092	14,512	40,895	54,795
Total general and administrative expense	45,582	39,882	118,791	141,822
Total Noninterest Expense	$161,765	$151,506	$467,035	$485,516
Third Quarter 2016 Compared to Third Quarter 2015
Noninterest expense increased by $10.3 million, or 7%, in the third quarter of 2016 compared to the same period in 2015. The increase in noninterest expense was primarily driven by an increase in salaries, commissions and other employee benefits expense and general and administrative expense.
Salaries, commissions and employee benefits increased by $4.7 million, or 5%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in commissions as a result of higher mortgage lending volumes in the third quarter of 2016 compared to the same period in 2015. Mortgage lending originations increased from $2.3 billion in the third quarter of 2015 to $2.5 billion in the third quarter of 2016. In addition, we originated more loans into LHFS compared to LHFI during the current quarter, which resulted in lower deferred origination costs of $0.9 million in the third quarter of 2016 compared to the same period in 2015.

General and administrative expense increased by $5.7 million, or 14%, in the third quarter of 2016 compared to the same period in 2015 primarily due to increases in legal and professional fees and FDIC premium assessment and other agency fees partially offset by decreases in credit-related expenses and other general and administrative expenses.
Legal and professional fees increased by $5.7 million, or 93%, in the third quarter of 2016 compared to the same period in 2015 primarily due to $6.6 million of legal and consultant costs related to the pending merger with TIAA during the third quarter of 2016.
Credit-related expenses decreased by $0.5 million, or 7%, primarily due to a $2.6 million decrease in our reserve for nonrecoverable advances related to our government-insured loans and a $1.4 million decrease in our provision for REO assets partially offset by an increase of $3.0 million in our production repurchase reserve provision, which is a result of a release of provision from the settlement of pending repurchase requests in the third quarter of 2015.
FDIC premium assessment and other agency fees increased by $1.0 million, or 15%, in the third quarter of 2016 compared to the same period in 2015 primarily due to continued growth in our balance sheet.
Other general and administrative expense decreased by $1.4 million, or 10%, primarily due to lower overall operating expenses as a result of cost savings initiatives.
Nine Months Ended 2016 Compared to Nine Months Ended 2015
Noninterest expense decreased by $18.5 million, or 4%, in the first nine months of 2016 compared to the same period in 2015. The decrease in noninterest expense was driven by a decrease in general and administrative expense partially offset by increases in salaries, commissions and other employee benefits expense and occupancy and equipment expense.
Salaries, commissions and employee benefits increased by $3.5 million, or 1%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in headcount in our Commercial Banking business as a result of growth in our commercial portfolio and the impact of annual merit increases. In addition, we originated more loans into LHFS compared to LHFI during the current quarter, which resulted in lower deferred origination costs of $2.0 million in the first nine months of 2016 compared to the same period in 2015. These increases are partially offset by lower headcount in our Consumer Banking business as a result of our sale of servicing rights in May 2015 to Ditech.
Occupancy and equipment expense increased by $1.1 million, or 2%, in the first nine months of 2016 compared to the same period in 2015 primarily due to a personal property tax reserve release during the first quarter of 2015, which was partially offset by a decline in the space and equipment needed to support our employees given the reduction in full time employees as a result of our MSR sales during 2015.
General and administrative expense decreased by $23.0 million, or 16%, in the first nine months of 2016 compared to the same period in 2015 primarily due to decreases in credit-related expenses, advertising and marketing expense, subservicing expense, consent order expense and other general and administrative expenses partially offset by increases in legal and professional expense and FDIC premium assessment and other agency fees.
Legal and professional fees increased by $2.9 million, or 15%, in the first nine months of 2016 compared to the same period in 2015 primarily due to $6.6 million in legal and consultant costs related to the pending merger with TIAA during the first nine months of 2016.
Credit-related expenses decreased by $3.7 million, or 17%, in the first nine months of 2016 primarily due to a $4.6 million decrease in our reserve for nonrecoverable advances related to our government-insured loans and a $6.5 million decrease in REO expenses partially offset by an increase of $6.9 million in our production repurchase reserve.
FDIC premium assessment and other agency fees increased by $2.3 million, or 11%, in the first nine months of 2016 compared to the same period in 2015 primarily due to continued growth in our balance sheet.
Advertising and marketing expense decreased by $3.2 million, or 17%, in the first nine months of 2016 compared to the same period in 2015 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we realized in 2015.
Subservicing expenses decreased by $5.0 million, or 100%, in the first nine months of 2016 compared to the same period in 2015 due to the execution of the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred in the first four months of 2015 compared to none in 2016.
Consent order expense decreased by $2.3 million, or 115%, in the first nine months of 2016 compared to the same period in 2015 due to lower third party costs and remediation accruals as we settled our consent order with the Office of the Comptroller of the Currency (OCC) in early January 2016.
Other general and administrative expense decreased by $13.9 million, or 25%, primarily due to a $5.8 million accrual recorded in 2015 for potential settlements and remediation associated with our servicing business. In addition, we incurred $3.5 million in 2015 in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015. Other overall decreases are a result of cost savings initiatives in 2016.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates				Table 10
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Provision for income taxes	$22,003	$17,815	$52,465	$51,874
Effective tax rates	37.2%	37.6%	37.7%	37.8%
For the three and nine months ended September 30, 2016 and 2015, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes.

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
The following table summarizes segment earnings (losses) and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings (Losses) and Segment Assets				Table 11
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Segment Earnings (Losses)
Consumer Banking	$46,521	$27,899	$78,255	$73,356
Commercial Banking	54,599	50,568	167,427	155,362
Corporate Services	(41,986)	(31,069)	(106,607)	(91,464)
Segment earnings	$59,134	$47,398	$139,075	$137,254
Segment Assets
Consumer Banking	$17,622,499	$15,649,933	$17,622,499	$15,649,933
Commercial Banking	11,226,918	9,678,171	11,226,918	9,678,171
Corporate Services	253,058	274,938	253,058	274,938
Eliminations	(399,430)	(388,299)	(399,430)	(388,299)
Total assets	$28,703,045	$25,214,743	$28,703,045	$25,214,743
The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2016
Net interest income (loss)	$108,948	$85,879	$(5,192)	$—	$189,635
Provision for loan and lease losses	3,088	8,982	—	—	12,070
Net interest income (loss) after provision for loan and lease losses	105,860	76,897	(5,192)	—	177,565
Total noninterest income	34,171	9,019	144	—	43,334
Total noninterest expense	93,510	31,317	36,938	—	161,765
Income (loss) before income tax	46,521	54,599	(41,986)	—	59,134
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	216	—	6,591	—	6,807
MSR impairment (recovery)	23,170	—	—	—	23,170
Restructuring cost	(2,246)	(366)	49	—	(2,563)
Adjusted income (loss) before income tax (1)	$67,661	$54,233	$(35,346)	$—	$86,548

Business Segments Selected Financial Information					Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended September 30, 2015
Net interest income (loss)	$92,157	$80,790	$(4,107)	$—	$168,840
Provision for loan and lease losses	3,091	8,040	—	—	11,131
Net interest income (loss) after provision for loan and lease losses	89,066	72,750	(4,107)	—	157,709
Total noninterest income	32,847	8,204	144	—	41,195
Total noninterest expense	94,014	30,386	27,106	—	151,506
Income (loss) before income tax	27,899	50,568	(31,069)	—	47,398
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(921)	—	(343)	—	(1,264)
Increase (decrease) in Bank of Florida non-accretable discount	(44)	(39)	—	—	(83)
MSR impairment (recovery)	4,450	—	—	—	4,450
Restructuring cost, net of tax	(360)	—	—	—	(360)
Adjusted income (loss) before income tax (1)	$31,024	$50,529	$(31,412)	$—	$50,141

Business Segments Selected Financial Information					Table 12C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Nine months ended September 30, 2016
Net interest income (loss)	$305,838	$249,588	$(14,570)	$—	$540,856
Provision for loan and lease losses	7,490	19,511	—	—	27,001
Net interest income (loss) after provision for loan and lease losses	298,348	230,077	(14,570)	—	513,855
Total noninterest income	54,975	35,443	1,837	—	92,255
Total noninterest expense	275,068	98,093	93,874	—	467,035
Income (loss) before income tax	78,255	167,427	(106,607)	—	139,075
Adjustment items (pre-tax):
Gain on repurchase of trust preferred securities	—	—	(1,478)	—	(1,478)
Transaction expense and non-recurring regulatory related expense	36	—	7,003	—	7,039
Increase (decrease) in Bank of Florida non-accretable discount	—	(346)	—	—	(346)
MSR impairment (recovery)	82,584	—	—	—	82,584
Restructuring cost	(3,666)	772	324	—	(2,570)
Adjusted income (loss) before income tax (1)	$157,209	$167,853	$(100,758)	$—	$224,304

Business Segments Selected Financial Information					Table 12D
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Nine Months Ended September 30, 2015
Net interest income (loss)	$269,169	$231,392	$(7,258)	$—	$493,303
Provision for loan and lease losses	8,068	19,995	—	—	28,063
Net interest income (loss) after provision for loan and lease losses	261,101	211,397	(7,258)	—	465,240
Total noninterest income	125,963	31,141	426	—	157,530
Total noninterest expense	313,708	87,176	84,632	—	485,516
Income (loss) before income tax	73,356	155,362	(91,464)	—	137,254
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	7,194	—	—	—	7,194
Increase (decrease) in Bank of Florida non-accretable discount	310	(1,696)	—	—	(1,386)
MSR impairment (recovery)	32,075	—	—	—	32,075
Restructuring cost, net of tax	16,783	—	61	—	16,844
Adjusted income (loss) before income tax (1)	$129,718	$153,666	$(91,403)	$—	$191,981
(1) Adjusted income (loss) before income tax is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is income (loss) before income tax. A reconciliation of this non-GAAP financial measure can be found in the Performance Highlights section above and the tables set forth in such section.

Consumer Banking

Consumer Banking			Table 13
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$108,948	$92,157	$305,838	$269,169
Provision for loan and lease losses	3,088	3,091	7,490	8,068
Net interest income after provision for loan and lease losses	105,860	89,066	298,348	261,101
Noninterest income:
Net loan servicing income (loss)	(19,056)	5,751	(64,172)	1,890
Gain on sale of loans	43,601	17,441	93,879	96,277
Loan production revenue	5,615	4,458	14,596	13,682
Deposit fee income	1,955	3,748	6,752	10,672
Other	2,056	1,449	3,920	3,442
Total noninterest income	34,171	32,847	54,975	125,963
Noninterest expense:
Salaries, commissions and other employee benefits expense	49,484	49,613	147,775	156,814
Equipment and occupancy expense	11,174	11,800	34,814	36,044
General and administrative expense	32,852	32,601	92,479	120,850
Total noninterest expense	93,510	94,014	275,068	313,708
Segment earnings	$46,521	$27,899	$78,255	$73,356

Residential Mortgage Lending				Table 14
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Key Metrics:
Mortgage lending volume:
Agency	$1,466,079	$961,485	$3,635,805	$3,182,710
Jumbo	869,808	1,219,349	2,477,597	3,978,392
Other	195,652	111,193	620,912	214,475
Mortgage lending volume	$2,531,539	$2,292,027	$6,734,314	$7,375,577
Mortgage loans sold: (1)
Agency, excluding GNMA II	$1,235,695	$1,265,174	$3,287,169	$2,734,234
Jumbo	320,960	314,499	1,758,404	1,561,896
GNMA II	—	—	10,670	712,503
Other	17,287	4,712	33,441	12,411
Mortgage loans sold	$1,573,942	$1,584,385	$5,089,684	$5,021,044
Applications	$1,713,655	$1,446,134	$1,713,655	$1,446,134
Rate locks	1,669,722	1,422,918	1,669,722	1,422,918
Mortgage Lending Volume by Channel:
Retail	$1,782,100	$1,467,344	$4,786,744	$4,497,430
Consumer Direct	483,431	289,832	1,115,708	1,142,394
Correspondent	266,008	534,851	831,862	1,735,754
Purchase Activity (%):
Retail	60%	73%	62%	65%
Consumer Direct	17%	14%	14%	10%
Correspondent	76%	70%	73%	58%
Total	54%	65%	55%	54%

(1)
Excludes sales of loans to third party servicers out of government insured pool buyouts accounted for under Accounting Standards Codification (ASC) 310-30 since additional cash flows expected and/or realized in the pool are not recognized into earnings immediately but come in as a prospective adjustment to yield for the remainder of the pool.

Third Quarter of 2016 compared to Third Quarter of 2015
Consumer Banking segment earnings increased by $18.6 million, or 67%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest income, noninterest income and a decrease in noninterest expense.

Net interest income increased by $16.8 million, or 18%, in the third quarter of 2016 compared to the same period in 2015 due to an increase in interest income of $30.6 million, or 20%, partially offset by an increase in interest expense of $13.8 million, or 22%, in the third quarter of 2016. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income increased by $1.3 million, or 4%, in the third quarter of 2016 compared to the same period in 2015. The increase was primarily driven by an increase in gain on sale of loans of $26.2 million partially offset by a decrease in net loan servicing income of $24.8 million in the third quarter of 2016 compared to the same period in 2015. Gain on sale of loans increased $26.2 million in the third quarter of 2016 compared to the same period in 2015 primarily due to a $239.5 million increase in mortgage lending volume including a shift in mix from LHFI to more LHFS originations in the third quarter of 2016 compared to the same period in 2015. Our outstanding rate locks increased by $246.8 million in the third quarter of 2016 compared to the same period in 2015. In addition, although the volume of agency mortgage loans sold was flat in the third quarter of 2016 compared to the same period in 2015, we recognized $5.1 million more in gain on sale during the third quarter of 2016. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to loan servicing income and mortgage servicing rights, respectively.
Noninterest expense decreased by $0.5 million, or 1%, in the third quarter of 2016 compared to the same period in 2015. The decrease in the third quarter of 2016 was primarily due to decreases in salaries, commissions and employee benefits and equipment and occupancy expense, partially offset by an increase in general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Nine Months Ended 2016 compared to Nine Months Ended 2015
Consumer Banking segment earnings increased by $4.9 million, or 7%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income.
Net interest income increased by $36.7 million, or 14%, in the first nine months of 2016 compared to the same period in 2015 due to an increase in interest income of $83.7 million, or 19%, partially offset by an increase in interest expense of $47.0 million, or 26%, in the first nine months of 2016. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $71.0 million, or 56%, in the first nine months of 2016 compared to the same period in 2015. The decrease was primarily driven by a decrease in net loan servicing income of $66.1 million, gain on sale of loans of $2.4 million and deposit fee income of $3.9 million in the first nine months of 2016 compared to the same period in 2015. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to loan servicing income and mortgage servicing rights, respectively. Gain on sale of loans decreased $2.4 million in the first nine months of 2016 compared to the same period in 2015 due primarily to a $641.3 million decrease in loans originated coupled with a $701.8 million decrease in our GNMA II securitizations as a result of the make-up of our GNMA buyouts with a majority of the portfolio accounted for under ASC 310-30. This decrease was partially offset by an increase of $196.5 million in the amount of jumbo loans sold in the first nine months of 2016 compared to the same period in 2015 as well as an increase in agency sales volume of $552.9 million in the first nine months of 2016 compared to the same period in 2015.
Noninterest expense decreased by $38.6 million, or 12%, in the first nine months of 2016 compared to the same period in 2015. The decrease in the third quarter of 2016 was primarily due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Commercial Banking

Commercial Banking				Table 15
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income	$85,879	$80,790	$249,588	$231,392
Provision for loan and lease losses	8,982	8,040	19,511	19,995
Net interest income after provision for loan and lease losses	76,897	72,750	230,077	211,397
Noninterest income:
Loan production revenue	1,616	1,401	4,620	3,754
Other lease income	3,919	3,703	11,602	9,872
Gain(loss) on sale of loans	(505)	594	9,931	4,966
Other	3,989	2,506	9,290	12,549
Total noninterest income	9,019	8,204	35,443	31,141
Noninterest expense:
Salaries, commissions and other employee expense	13,919	13,293	46,131	39,211
Equipment and occupancy expense	3,690	3,611	11,131	10,154
General and administrative expense	13,708	13,482	40,831	37,811
Total noninterest expense	31,317	30,386	98,093	87,176
Segment earnings	$54,599	$50,568	$167,427	$155,362
Third Quarter of 2016 compared to Third Quarter of 2015
Commercial Banking segment earnings increased by $4.0 million, or 8%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.

Net interest income increased by $5.1 million, or 6%, in the third quarter of 2016 compared to the same period in 2015 due mainly to higher average balances experienced in all three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 6% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $0.8 million, or 10%, in the third quarter quarter of 2016 compared to the same period in 2015 primarily due to increases in loan production revenue, other lease income and other noninterest income partially offset by a decrease in gain on sale of loans. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Noninterest expense increased by $0.9 million, or 3%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and other employee expense, equipment and occupancy expenses and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Nine Months Ended 2016 compared to Nine Months Ended 2015
Commercial Banking segment earnings increased by $12.1 million, or 8%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in net interest income and noninterest income partially offset by an increase in noninterest expense.
Net interest income increased by $18.2 million, or 8%, in the first nine months of 2016 compared to the same period in 2015 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses increased 9% as a result of changes in the provision for loan and leases losses and allowance for loan and leases losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $4.3 million, or 14%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in loan production revenue, other lease income and gain on sale of loans, partially offset by a decrease in other noninterest income. Gain on sale of loans increased $5.0 million as a result of an increase in the amount of commercial loans and leases sold and the decrease in other noninterest income is due to a decrease of $3.6 million in prepayment fee income related to our servicing of certain commercial loans in the first nine months of 2016 compared to the same period in 2015. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Noninterest expense increased by $10.9 million, or 13%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and other employee expense, equipment and occupancy expenses and general and administrative expense. These increases were largely due to increases in salaries and commissions resulting from an increase in headcount from 355 at September 30, 2015 to 375 at September 30, 2016. In addition, our general and administrative expense increased by $3.0 million primarily due to an increase in inter-segment allocations due to the increase in headcount and overall asset growth within the segment. In addition, FDIC fees allocated to our Commercial Banking segment increased by $1.5 million due to the increase in our commercial assets. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Corporate Services

Corporate Services				Table 16
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net interest income (loss) after provision for loan and lease losses	$(5,192)	$(4,107)	$(14,570)	$(7,258)
Total noninterest income	144	144	1,837	426
Noninterest expense:
Salaries, commissions and employee benefits	30,649	26,463	86,708	81,099
Equipment and occupancy	7,267	6,844	21,685	20,372
Other general and administrative	17,797	11,921	40,524	38,357
Inter-segment allocations	(18,775)	(18,122)	(55,043)	(55,196)
Total noninterest expense	36,938	27,106	93,874	84,632
Segment earnings (loss)	$(41,986)	$(31,069)	$(106,607)	$(91,464)
Third Quarter of 2016 compared to Third Quarter of 2015
Corporate Services segment loss increased by $10.9 million, or 35%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in net interest loss and noninterest expense.
Net interest loss increased by $1.1 million, or 26%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in interest expense as a result of the subordinated notes issued in the first quarter of 2016.
Noninterest expense increased by $9.8 million, or 36%, in the third quarter of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and employee benefits, equipment and occupancy expense and other general and administrative expense.
Salaries, commissions and employee benefits increased by $4.2 million, or 16%, in the third quarter of 2016 compared to the same period in 2015 primarily due to the timing of incentive accruals compared to the prior year. Equipment and occupancy expense increased by $0.4 million, or 6%, in the third quarter of 2016 compared to the same period in 2015 primarily due to higher software and licensing expense. General and administrative expense increased $5.9 million, or 49%, in the third quarter of 2016 compared to the same period in 2015 due to an increase in legal and professional expense primarily related to the potential TIAA merger.
Nine Months Ended 2016 compared to Nine Months Ended 2015
Corporate Services segment loss increased by $15.1 million, or 17%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in net interest loss and noninterest expense partially offset by an increase in noninterest income.
Net interest loss increased by $7.3 million, or 101%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in interest expense as a result of the subordinated notes issued in both the second quarter of 2015 and the first quarter of 2016.
Noninterest income increased by $1.4 million in the first nine months of 2016 compared to the same period in 2015 primarily due to a $1.5 million gain on the extinguishment of $5.0 million of our trust preferred securities during the second quarter of 2016.
Noninterest expense increased by $9.2 million, or 11%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in salaries, commissions and employee benefits, equipment and occupancy expense and other general and administrative.
Salaries, commissions and employee benefits increased by $5.6 million, or 7%, in the first nine months of 2016 compared to the same period in 2015 primarily due to the impact of 2016 merit increases and the timing of incentive accruals compared to the prior year. Equipment and occupancy expense increased by $1.3 million, or 6%, in the first nine months of 2016 compared to the same period in 2015 primarily due to higher software and licensing expense. General and administrative expense increased $2.2 million, or 6%, in the first nine months of 2016 compared to the same period in 2015 primarily due to an increase in legal and professional expenses related to the potential TIAA merger partially offset by a decrease in the amount of advertising and marketing expense. Advertising and marketing expense is directly allocated to the segments and thus the decrease in advertising and marketing had a direct effect on the amount of inter-segment allocations. Net inter-segment allocations decreased by $0.2 million in the first nine months of 2016 compared to the same period in 2015 primarily due to decreases in both marketing and information technology allocations partially offset by an increase in risk and legal allocations.
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

The following tables show the amortized cost, gross unrealized gains and losses, fair value and carrying amount of investment securities as of September 30, 2016 and December 31, 2015:

Investment Securities					Table 17
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
September 30, 2016
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$456,210	$2,667	$5,423	$453,454	$453,454
U.S. Treasury securities	31,833	—	—	31,833	31,833
Asset-backed securities (ABS)	1,460	—	252	1,208	1,208
Other	230	177	—	407	407
Total available for sale securities	489,733	2,844	5,675	486,902	486,902
Held to maturity:
Residential CMO securities - agency	6,781	177	—	6,958	6,781
Residential Mortgage-backed Securities (MBS) - agency	94,147	4,814	57	98,904	94,147
Total held to maturity securities	100,928	4,991	57	105,862	100,928
Total investment securities	$590,661	$7,835	$5,732	$592,764	$587,830

December 31, 2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
Asset-backed securities	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	560,501	1,889	7,371	555,019	555,019
Held to maturity:
Residential CMO securities - agency	13,065	269	—	13,334	13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	103,746	2,242	540	105,448	103,746
Total investment securities	$664,247	$4,131	$7,911	$660,467	$658,765
Residential — Nonagency
At September 30, 2016, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. The fair value of investments in residential nonagency CMO securities totaled $453.5 million, or 82%, of our investment securities portfolio. The fair value of our residential nonagency CMO securities decreased to $453.5 million at September 30, 2016 from $553.3 million at December 31, 2015, or 18%, primarily due to reductions in amortized cost resulting from principal payments received of $139.0 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $159.1 million, or 35%, of our residential nonagency CMO investment securities at September 30, 2016.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At September 30, 2016, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 735, a weighted average amortized loan-to-value ratio (LTV), of 54%, and was seasoned an average of 140 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Residential — Agency
At September 30, 2016, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. The carrying value of investments in residential agency CMO securities totaled $6.8 million, or 1%, of our investment securities portfolio. The carrying value of our residential agency MBS portfolio totaled $94.3 million, or 17%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
The carrying value of our residential agency CMO securities decreased by $6.3 million, or 48%, to $6.8 million at September 30, 2016 from $13.1 million at December 31, 2015 primarily due to reductions to amortized cost resulting from principal payments received and the amortization of premiums and discounts. The carrying value of our residential agency MBS securities increased by $3.5 million, or 4%, to $94.3 million at September 30, 2016, from $90.8 million at December 31, 2015 primarily due to purchases of MBS securities.

U.S. Treasury Securities
At September 30, 2016, the Company held $31.8 million in U.S. Treasury securities to serve as collateral for certain of our derivative positions. These securities were purchased during the three months ended September 30, 2016 and have a remaining maturity of less than one year and receive favorable collateral treatment compared to cash and thereby reduce the cash collateral required.
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
The following table presents the balance of each major category in our loans held for sale portfolio at September 30, 2016 and December 31, 2015:

Loans Held for Sale		Table 18
(dollars in thousands)	September 30, 2016	December 31, 2015
Mortgage warehouse (carried at fair value)	$947,921	$624,726
Other residential (carried at fair value)	867,192	683,015
Total loans held for sale carried at fair value	1,815,113	1,307,741
Other residential	206,774	22,774
Commercial and commercial real estate	90,968	178,753
Total loans held for sale carried at lower of cost or market	297,742	201,527
Total loans held for sale	$2,112,855	$1,509,268
Mortgage Warehouse
At September 30, 2016, our mortgage warehouse loans totaled $947.9 million, or 45%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet and due to the burden of complying with the requirements of hedge accounting, we have elected fair value accounting on this portfolio of loans. Mortgage warehouse loans increased by $323.2 million, or 52%, from December 31, 2015 due to an increase in originations of agency loans which outpaced agency loan sales during the nine months ended September 30, 2016.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 19
(dollars in thousands)	September 30, 2016	December 31, 2015
30 days or less	$550,629	$299,910
31- 90 days	255,900	299,996
Greater than 90 days	141,392	24,820
Total mortgage warehouse	$947,921	$624,726
Subsequent to September 30, 2016, we sold $3.4 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $138.0 million of warehouse loans held for more than 90 days were primarily high-balance conforming agency products.

Other Residential Loans Carried at Fair Value
At September 30, 2016, our other residential loans carried at fair value totaled $867.2 million, or 41%, of our total loans held for sale portfolio. Other residential loans are comprised of our originated fixed-rate jumbo preferred loans that we sell to institutional investors. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans. Electing to use fair value allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements of hedge accounting. Other residential loans carried at fair value increased by $184.2 million, or 27%, from $683.0 million at December 31, 2015, due to originations of $1.0 billion during the nine months ended September 30, 2016, respectively. These originations were offset by sales of loans with a recorded investment of $803.3 million, paydowns and payoffs of $53.9 million, and transfers to held for investment of $26.2 million during the nine months ended September 30, 2016. The remaining $24.5 million relates to increases in the fair value of the loans while present on our balance sheet.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale:

Other Residential Loans Carried at Fair Value		Table 20
(dollars in thousands)	September 30, 2016	December 31, 2015
90 days or less	$441,513	$174,262
91- 180 days	284,556	232,784
Greater than 180 days	141,123	275,969
Total other residential loans carried at fair value	$867,192	$683,015
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM increased by $184.0 million from $22.8 million at December 31, 2015 to $206.8 million at September 30, 2016. During the nine months ended September 30, 2016, we transferred $1.4 billion of government insured pool buyout loans and transferred $1.3 billion of other residential mortgages, from loans held for investment to loans held for sale. Of those government insured pool buyout loans we transferred and subsequently sold $10.7 million to GNMA in exchange for mortgage-backed securities and sold government insured pool buyout loans of $1.4 billion to third parties through whole loan sales. Of our other residential mortgages transferred to held for sale, we sold loans of $1.0 billion to third parties through whole loan sales. We also transferred $61.9 million of residential and government insured pool buyouts from held for sale to held for investment.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $91.0 million, or 4%, of our total loans held for sale at September 30, 2016, which was a decrease of $87.8 million, or 49%, from December 31, 2015. During the nine months ended September 30, 2016, we transferred $317.9 million of commercial and commercial real estate loans from held for investment to held for sale. We acquired acquired $75.0 million of commercial and commercial real estate loans directly into the held for sale portfolio through a clean-up call. This activity was offset by loan sales of $444.2 million, transfers from held for sale to held for investment of $28.8 million and paydowns of $7.5 million.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at September 30, 2016 and at December 31, 2015:

Loans and Leases Held for Investment	Table 21
(dollars in thousands)	September 30, 2016	December 31, 2015
Residential mortgages:
Residential	$6,653,526	$7,501,767
Government insured pool buyouts	5,139,215	4,215,355
Commercial and commercial real estate:
Mortgage warehouse finance	3,076,511	2,372,731
Lender finance	1,495,585	1,280,423
Other commercial and commercial real estate	3,882,297	3,954,522
Equipment financing receivables	2,512,435	2,400,909
Home equity lines and other	1,173,155	501,785
Total loans and leases, net of unearned income	23,932,724	22,227,492
Allowance for loan and lease losses	(90,170)	(78,137)
Total loans and leases held for investment, net	$23,842,554	$22,149,355
The balances presented above include:
Net purchase loan and lease discounts	$82,560	$45,770
Net deferred loan and lease origination costs	125,346	123,255
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.

Residential Mortgage Loans
At September 30, 2016, our residential mortgage loans totaled $6.7 billion, or 28%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans decreased by $848.2 million, or 11%, to $6.7 billion at September 30, 2016 from $7.5 billion at December 31, 2015. The decrease was primarily due to net transfers from loans held for investment (LHFI) to loans held for sale (LHFS) of $1.2 billion in NRI as well as paydowns and payoffs of existing loans, partially offset by retained originations of $1.5 billion in UPB and acquisitions of $82.9 million in UPB during the nine months ended September 30, 2016.
Government Insured Buyouts
At September 30, 2016, our government insured buyout loan portfolio totaled $5.1 billion, or 21%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $923.9 million, or 22%, to $5.1 billion at September 30, 2016 from $4.2 billion at December 31, 2015. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $3.6 billion partially offset by net loan transfers of $1.4 billion in NRI from LHFI to LHFS, $1.0 billion of delinquent loans reaching foreclosure, and paydowns and payoffs of existing loans.
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
At September 30, 2016, all of the government insured pool buyout purchases noted above represent acquisitions from third parties. For these acquired loans, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are ACI loans and account for these as a pool. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosure and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the prospective yield assuming there has not been a previous impairment of the pool. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets.
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
Mortgage Warehouse Finance
At September 30, 2016, our mortgage warehouse finance portfolio totaled $3.1 billion, or 13%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.

Mortgage warehouse finance increased by $703.8 million, or 30%, to $3.1 billion at September 30, 2016 from $2.4 billion at December 31, 2015. This change was primarily due to increased utilization by existing customers of $597.6 million, as well as origination activity of $106.2 million. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customer's focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our sales and marketing efforts.
Lender Finance
At September 30, 2016, our lender finance portfolio totaled $1.5 billion, or 6%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Our lender finance portfolio increased by $215.2 million, or 17%, to $1.5 billion at September 30, 2016 from $1.3 billion at December 31, 2015. This increase was primarily due to acquisitions of $232.9 million and new originations of $143.6 million which were partially offset by decreases in utilization by existing customers of $160.1 million. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our sales and marketing efforts.
Other Commercial and Commercial Real Estate
At September 30, 2016, our other commercial and commercial real estate portfolio totaled $3.9 billion, or 16%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and other commercial and industrial loans.
Other commercial and commercial real estate decreased by $72.2 million, or 2%, to $3.9 billion at September 30, 2016 from $4.0 billion at December 31, 2015. This change was primarily due to $289.1 million of net loan transfers from LHFI to LHFS, decreases in utilization by existing customers of $38.3 million and paydowns and payoffs partially offset by originations of $608.6 million and acquisitions of loans with a UPB of $75.9 million.
Equipment Financing Receivables
Equipment financing receivables increased by $111.5 million, or 5%, to $2.5 billion, or 10%, of our total held for investment loan and lease portfolio at September 30, 2016 from $2.4 billion at December 31, 2015. The increase was the result of originations of $947.3 million and earned income of $93.8 million, partially offset by equipment financing receivables transferred to HFS of $161.8 million and paydowns and payoffs on existing equipment financing receivables. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines and Other
At September 30, 2016, our home equity lines and other consumer loans totaled $1.2 billion, or 5%, of our total held for investment loan and lease portfolio, an increase of $671.4 million, or 134%, from $501.8 million at December 31, 2015. This increase was primarily the result of acquisitions with a net recorded investment of $256.9 million and originations of $544.2 million partially offset by paydowns on our existing lines of credit. Our other consumer loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three and nine months ended September 30, 2016 and 2015:

Change in Mortgage Servicing Rights				Table 22
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$274,356	$362,803	$335,280	$435,619
Originated servicing rights capitalized upon sale of loans	17,175	17,287	48,141	46,110
Sale of servicing rights	—	(1,898)	(1,020)	(35,938)
Amortization	(19,176)	(16,760)	(50,457)	(56,065)
Decrease (increase) in valuation allowance	(23,170)	(4,450)	(82,584)	(32,075)
Other	(79)	568	(254)	(101)
Balance, end of period	$249,106	$357,550	$249,106	$357,550
Valuation allowance:
Balance, beginning of period	$71,192	$13,084	$11,778	$—
Increase in valuation allowance	23,170	4,795	82,584	48,147
Recoveries	—	(345)	—	(16,072)
Write-off of valuation allowance	—	(640)	—	(15,181)
Balance, end of period	$94,362	$16,894	$94,362	$16,894
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.

Additions of originated servicing rights decreased by $0.1 million, or 1%, in the third quarter of 2016 compared to the same period in 2015 primarily due to a decrease of $200.0 million, or 13%, in residential mortgage loans sold with servicing retained. Originated servicing rights increased by $2.0 million, or 4%, during the nine months ended September 30, 2016 compared to the same period in 2015, due to a decrease in the average discount rate, and a decrease in expected prepayment speeds on newly originated MSR during the nine months ended September 30, 2016, which was partially offset by a decrease of $112.9 million, or 3%, in residential mortgage loans sold with servicing retained. Mortgage origination volumes and sales volumes are impacted by volatility in the current interest rate environment.
Sale of servicing rights decreased by $1.9 million, or 100%, during the third quarter of 2016 compared to the same period in 2015 due to the sale of $226 million in UPB of MSR to Nationstar Mortgage LLC (NSM) in 2015 compared to no MSR sales during the same period in 2016. Sale of servicing rights decreased by $34.9 million during the nine months ended September 30, 2016 compared to the same period in 2015. We sold $174 million in UPB of servicing rights during the nine months ended September 30, 2016 compared to the sale of $4.6 billion in UPB of capitalized GNMA servicing rights effective May 1, 2015.
Amortization expense increased by $2.4 million, or 14%, during the third quarter of 2016 compared to the same period in 2015 primarily due to a decline in mortgage rates. Amortization expense decreased by $5.6 million, or 10%, during the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the reduction in UPB of our servicing portfolio through loans sales and paydowns on the existing servicing portfolio, which was partially offset by a decline in mortgage rates.
During the three and nine months ended September 30, 2016 we recorded impairment of $23.2 million and $82.6 million, respectively, primarily due to declining interest rates resulting in higher expected prepayments in the near term. The BMR decreased by 19 basis points from 3.53% at June 30, 2016 to 3.34% at September 30, 2016 and decreased by 56 basis from 3.90% at December 31, 2015 to September 30, 2016. This decline in interest rates led to an acceleration in amortization expense along with the recorded impairment. This impairment increased the valuation allowance to $94.4 million at September 30, 2016. As of September 30, 2015, we had a valuation allowance of $16.9 million. For the three and nine months ended September 30, 2016, we recorded impairment of $4.5 million and $32.1 million, respectively. Of the $32.1 million, we determined $15.2 million was permanently impaired and non-recoverable and thus wrote off the $15.2 million at September 30, 2015.
Other Assets
The following table sets forth other assets by category as of September 30, 2016 and December 31, 2015:

Other Assets		Table 23
(dollars in thousands)	September 30, 2016	December 31, 2015
Foreclosure claims receivable, net of allowance of $14,388 and $11,187, respectively	$512,087	$530,624
Accrued interest receivable	163,381	153,156
Goodwill	46,859	46,859
Servicing advances, net of allowance of $7,514 and $10,280, respectively	43,561	53,709
Equipment under operating leases	38,854	43,250
Other real estate owned (OREO), net of allowance of $2,421 and $5,316, respectively	30,965	17,253
Fair value of derivatives, net	30,956	10,061
Margin receivable, net	29,056	40,811
Corporate advances, net of allowance of $392 and $556, respectively	17,238	28,300
Prepaid assets	15,287	12,802
Income tax receivable, net	4,742	69,485
Intangible assets, net	1,176	1,772
Other	46,639	40,795
Total other assets	$980,801	$1,048,877
Other assets decreased by $68.1 million, or 6%, to $980.8 million at September 30, 2016 from $1.0 billion at December 31, 2015. The decrease was driven primarily by decreases in income taxes receivable, foreclosure claims receivable, margin receivable, corporate advances, servicing advances, and equipment under operating leases which were partially offset by increases in the fair value of derivatives, other real estate owned and accrued interest receivable.
Foreclosure claims receivable decreased by $18.5 million, or 3%, from December 31, 2015 to September 30, 2016. The decrease was primarily due to claims received on receivables from the loans that we sold which were partially offset by continued purchases of government insured residential mortgage loans where the loans are already in foreclosure.
Accrued interest receivable increased by $10.2 million, or 7%, from December 31, 2015 to September 30, 2016 primarily due to an increase of $7.4 million related to additional acquisitions of government-insured loans and an increase of $3.1 million related to mortgage originations during the nine months ended September 30, 2016.
Servicing advances decreased by $10.1 million, or 19%, from December 31, 2015 to September 30, 2016. The decrease was primarily due to paydowns which was partially offset by additional advances in the first nine months of 2016.
Equipment under operating leases decreased by $4.4 million, or 10%, from December 31, 2015 to September 30, 2016. The decrease was primarily due to an overall decline in the operating leases.
Other real estate owned increased by $13.7 million, or 79%, from December 31, 2015 to September 30, 2016. The increase was primarily due to $28.4 million of additional OREO that was acquired through foreclosure which was partially offset by the sale of $13.8 million of OREO.

Fair value of derivatives increased by $20.9 million from December 31, 2015 to September 30, 2016. The increase was primarily due to derivatives associated with indemnification assets and interest rate lock commitments. For further information on this increase see the schedule of derivative fair values at Note 12.
Net margin receivable decreased by $11.8 million, or 29%, from December 31, 2015 to September 30, 2016. Our margin receivable is utilized in offsetting derivative liability positions in the balance sheet. The decrease in margin receivable was primarily the result of the decision to pledge $31.8 million in U.S. Treasury Securities to serve as collateral for certain of our derivative liability positions thereby reducing the cash collateral required. This reduction was partially offset by our posting additional margin receivable for several positions that experienced a decline in the fair values of the related derivative instruments resulting in a greater liability position on the balance sheet before netting. See Note 12 in our condensed consolidated financial statements for more information related to our netting and cash collateral adjustments.
Corporate advances decreased by $11.1 million, or 39%, from December 31, 2015 to September 30, 2016. The decrease was primarily due to the receipt of funds from the sale of MSR and related advances to Ditech and Nationstar during 2015, as well as additional funds received from Nationstar in 2016.
Income taxes receivable decreased by $64.7 million, or 93%, from December 31, 2015 to September 30, 2016. The decrease was primarily caused by our receipt of a $40.0 million federal income tax refund, and the booking of current tax expense of $31.4 million. This decrease was partially offset by $6.7 million of state estimated payments, extension payments, tax return payments, and tax return refunds.
Deferred Tax Liability
Net deferred tax liability decreased by $47.9 million, or 55%, from $86.4 million at December 31, 2015 to $38.5 million at September 30, 2016, primarily due to the tax effect of an increase to reserve balances and the MSR impairment. This decrease was also facilitated by the tax effect of other comprehensive income adjustments related to interest rate swaps and mark-to-market adjustments.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss increased by $36.8 million, or 58%, to a loss of $100.8 million at September 30, 2016, from a loss of $64.0 million at December 31, 2015, primarily due to net unrealized losses as a result of changes in fair value related to our interest rate swaps partially offset by the reclassifications of unrealized losses during the period into income and the associated tax effects.
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

The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at September 30, 2016 and December 31, 2015:

Carrying Value of ACI Loans			Table 24
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
September 30, 2016
UPB or contractual net investment	$4,533,401	$72,670	$4,606,071
Plus: contractual interest due or unearned income	3,231,030	29,693	3,260,723
Contractual cash flows due	7,764,431	102,363	7,866,794
Less: nonaccretable difference	2,985,928	2,962	2,988,890
Less: Allowance for loan losses	5,795	—	5,795
Expected cash flows	4,772,708	99,401	4,872,109
Less: accretable yield	318,614	31,493	350,107
Carrying value	$4,454,094	$67,908	$4,522,002
Carrying value as a percentage of UPB or contractual net investment	98%	93%	98%
December 31, 2015
UPB or contractual net investment	$3,503,138	$117,051	$3,620,189
Plus: contractual interest due or unearned income	2,601,232	43,694	2,644,926
Contractual cash flows due	6,104,370	160,745	6,265,115
Less: nonaccretable difference	2,395,113	5,725	2,400,838
Less: Allowance for loan losses	7,031	346	7,377
Expected cash flows	3,702,226	154,674	3,856,900
Less: accretable yield	252,841	43,690	296,531
Carrying value	$3,449,385	$110,984	$3,560,369
Carrying value as a percentage of UPB or contractual net investment	98%	95%	98%
In our residential ACI portfolio, a reduction in the impairment reserve of $1.2 million was recorded for the nine months ended September 30, 2016. Within this portfolio, we reclassified $11.7 million from accretable yield due to a reduction in undiscounted expected cash flows of our government insured buyout portfolio. This reduction was primarily a result of changes in our expectation of loan modifications and liquidation timing as a result of a changing interest rate environment. This change in assumptions drove a reduction in the expected cash flows but, as a result of the decreased duration, the weighted average yield on the portfolio increased.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $0.3 million was recorded for the nine months ended September 30, 2016. Within this portfolio, we also reclassified $3.5 million from accretable yield due to a reduction in undiscounted expected cash flows.
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

Non-Performing Assets (1)		Table 25
(dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$33,607	$32,218
Home equity lines and other	6,741	3,339
Commercial Banking:
Commercial and commercial real estate	106,790	71,913
Equipment financing receivables	37,677	17,407
Total nonaccrual loans and leases	184,815	124,877
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	184,815	124,877
Other real estate owned	11,866	17,253
Total non-performing assets	196,681	142,130
Troubled debt restructurings less than 90 days past due	14,865	16,425
Total NPA and TDR (1)	$211,546	$158,555
Total NPA and TDR	$211,546	$158,555
Government insured 90 days or more past due still accruing	3,706,213	3,199,978
Loans accounted for under ASC 310-30:
90 days or more past due	3,823	5,148
Total regulatory NPA and TDR	$3,921,582	$3,363,681
Adjusted credit quality ratios: (1)
NPL to total loans	0.71%	0.53%
NPA to total assets	0.69%	0.53%
NPA and TDR to total assets	0.74%	0.60%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	15.01%	14.08%
NPA to total assets	13.61%	12.58%
NPA and TDR to total assets	13.66%	12.64%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR increased by $53.0 million, or 33%, to $211.5 million at September 30, 2016 from $158.6 million at December 31, 2015. This increase was primarily the result of increases in nonaccrual loans and leases of $59.9 million, or 48%, partially offset by decreases in OREO and TDRs less than 90 days past due of $5.4 million, or 31% and $1.6 million, or 9%, respectively. The increase in nonaccrual loans and leases was attributable to increases of $34.9 million, or 48%, in commercial and commercial real estate nonaccrual loans, $20.3 million, or 116%, in equipment financing receivables nonaccrual loans and leases, $3.4 million, or 102%, in nonaccrual home equity lines and other and $1.4 million, or 4%, in residential nonaccrual loans. The noted increase in nonaccrual commercial and commercial real estate loans was primarily the result of the downgrade to substandard of relationships totaling $38.5 million due to concerns regarding the borrower's ability to continue to service the debt due to potential vacancies on our borrower's properties going forward. The noted increase in nonaccrual equipment financing receivables was primarily the result of net additions to the nonaccrual population during the nine months ended September 30, 2016 of $21.8 million in receivables less than 90 days past due at September 30, 2016 due to concern regarding the collectability of contractual amounts due under the agreements, which were identified during periodic reviews of these receivables. The noted increase in nonaccrual home equity lines and other was due to the acquisition of a pool of home equity loans during the three months ended March 31, 2016 of which a small population represented loans on nonaccrual status. The decrease in OREO and TDRs greater than 90 days past due was the product of property liquidations, paydowns and payoffs outpacing additions to the inventory for the nine months ended September 30, 2016.
Total regulatory NPA and TDR increased to $3.9 billion at September 30, 2016 from $3.4 billion at December 31, 2015, a total increase of $557.9 million for the nine months ended September 30, 2016. The increase in total regulatory NPA and TDR was primarily driven by an increase of $506.2 million, or 16%, in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.
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
In addition to the problem loans described above, as of September 30, 2016, we had special mention loans and leases totaling $58.3 million, or 0.2% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $19.5 million, or 50%, to $58.3 million at September 30, 2016, from $38.8 million at December 31, 2015. This increase in special mention loans and leases was primarily comprised of a $19.3 million increase in special mention commercial and commercial real estate, which was driven by the downgrade of several relationships due to concerns regarding the borrower's ability to continue to service the debt due to current or anticipated weakening financial performance identified during our periodic loan reviews.
During the nine months ended September 30, 2016, $7.3 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs been current. For these loans, $1.0 million was included in net interest income for the nine months ended September 30, 2016.

Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three and nine months ended September 30, 2016 and 2015:

Allowance for Loan and Lease Losses Activity				Table 26
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
ALLL, beginning of period	$84,250	$66,091	$78,137	$60,846
Charge-offs:
Consumer Banking:
Residential mortgages	2,290	2,630	6,311	7,616
Home equity lines and other	505	353	1,000	979
Commercial Banking:
Commercial and commercial real estate	79	406	147	2,424
Equipment financing receivables	4,006	2,703	10,505	8,172
Total charge-offs	6,880	6,092	17,963	19,191
Recoveries:
Consumer Banking:
Residential mortgages	57	91	561	202
Home equity lines and other	52	70	202	250
Commercial Banking:
Commercial and commercial real estate	133	4	213	224
Equipment financing receivables	488	602	2,019	1,503
Total recoveries	730	767	2,995	2,179
Net charge-offs	6,150	5,325	14,968	17,012
Provision for loan and lease losses	12,070	11,131	27,001	28,063
ALLL, end of period	$90,170	$71,897	$90,170	$71,897
Net charge-offs to average loans held for investment	0.10%	0.11%	0.09%	0.12%
Net charge-offs for the nine months ended September 30, 2016 totaled $15.0 million, a decrease of $2.0 million, or 12%, over the nine months ended September 30, 2015. The decrease in net charge-offs is primarily the result of a reduction in net charge-offs associated with our commercial and commercial real estate portfolio.
The tables below sets forth the calculation of the ALLL based on the method for determining the allowance along with the related UPB.

Analysis of Loan and Lease Losses						Table 27
	September 30, 2016			December 31, 2015
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,575	$5,795	$25,370	$19,920	$7,031	$26,951
Commercial and commercial real estate	40,125	—	40,125	34,529	346	34,875
Equipment financing receivables	18,028	—	18,028	12,187	—	12,187
Home equity lines and other	6,647	—	6,647	4,124	—	4,124
Total ALLL	$84,375	$5,795	$90,170	$70,760	$7,377	$78,137
ALLL as a percentage of loans and leases held for investment	0.43%	0.13%	0.38%	0.38%	0.21%	0.35%

Residential mortgages	$7,332,852	$4,459,889	$11,792,741	$8,260,706	$3,456,416	$11,717,122
Commercial and commercial real estate	8,386,485	67,908	8,454,393	7,496,346	111,330	7,607,676
Equipment financing receivables	2,512,435	—	2,512,435	2,400,909	—	2,400,909
Home equity lines and other	1,173,155	—	1,173,155	501,785	—	501,785
Total loans and leases held for investment	$19,404,927	$4,527,797	$23,932,724	$18,659,746	$3,567,746	$22,227,492
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $0.7 billion, or 4%, to $19.4 billion at September 30, 2016 from $18.7 billion at December 31, 2015. The growth is primarily attributable to new originations of home equity lines and commercial and commercial real estate partially offset by transfers of loans and leases to held for sale, as well as paydowns and payoffs.

Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $0.9 billion, or 11%, to $7.3 billion at September 30, 2016, from $8.3 billion at December 31, 2015. The ALLL for residential mortgages, excluding ACI loans, decreased by $0.3 million, or 1.7%, to $19.6 million at September 30, 2016, from $19.9 million at December 31, 2015. Charge-off activity for residential mortgages was $6.3 million for the nine months ended September 30, 2016. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of September 30, 2016, $5.8 million of allowance exists for our residential ACI portfolio as it has been performing as expected. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent are recorded at collateral value with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.
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

Residential Mortgage Loans Held for Investment Analysis			Table 28
September 30, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 7/1	$30,279	$2,371,837	$2,374,283
Jumbo 10/1	26,732	1,395,517	1,420,371
Jumbo 5/1	99,880	1,209,082	1,300,929
Jumbo fixed	1,702	31,648	33,350
Other originated	193,005	522,576	753,326
Total originated residential loans	351,598	5,530,660	5,882,259
Acquired or repurchased residential loans:
Loan repurchases	35,617	41,098	76,715
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	509,736	151,337	661,073
ASC 310-30 (ACI loan acquisitions)	33,336	143	33,479
Total acquired or repurchased residential loans	578,689	192,578	771,267
Total residential mortgage loans	$930,287	$5,723,238	$6,653,526
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of September 30, 2016, of the $5.5 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 67% and a weighted average original FICO score of 762. Of those originated residential loans, $6.4 million were greater than 30 days past due and $3.6 million were on non-accrual status at September 30, 2016.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 29
September 30, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$681,829	$576,017	$3,465,164	$4,723,010
VA/Other government insured	125,068	50,088	241,049	416,205
Total government insured	$806,897	$626,105	$3,706,213	$5,139,215
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
The table below presents the five highest concentration percentages by state for the Company’s government insured pool buyout loans by product type and the corresponding states’ percentages of the U.S. population.

Government Insured Buyouts Concentration of Credit Risk			Table 30
September 30, 2016	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	9.3%		2.8%
New York	7.7%		6.3%
Texas	7.0%	10.2%	8.1%
California	6.5%		12.1%
Florida	6.0%	7.0%	6.1%
Virginia		6.6%	2.6%
Georgia		6.0%	3.1%
North Carolina		6.0%	3.1%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, increased by $0.9 billion, or 12%, to $8.4 billion at September 30, 2016, from $7.5 billion at December 31, 2015. The increase was primarily due to the organic growth in our commercial and commercial real estate portfolio during the nine months ended September 30, 2016.
The ALLL for commercial and commercial real estate loans, excluding ACI loans, increased by 16%, to $40.1 million at September 30, 2016, from $34.5 million at December 31, 2015. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained consistent at 0.5% as of September 30, 2016 compared with 0.5% at December 31, 2015. The consistency in coverage ratio is reflective of continued diligence ensuring that newly originated loans continue to adhere to our high underwriting standards.
When calculating the allowance for loan losses related to commercial and commercial real estate loans, we include an assessment of historical loss factors, which include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At September 30, 2016, no segments included in commercial and commercial real estate loans used shortened historical loss periods compared to one segment using a shortened historical loss period of 11 quarters at December 31, 2015. Charge-off activity for commercial and commercial real estate was $0.1 million for the nine months ended September 30, 2016. Loan delinquency is one of the leading indicators of credit quality. As of September 30, 2016 and December 31, 2015, 0.1% or less of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
Acquired credit impaired loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on expected cash flows. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. As of September 30, 2016 our commercial ACI portfolio required no allowance. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $0.8 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.

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

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 31
September 30, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Non-owner occupied	$38,253	$1,678,219	$1,716,472
Multifamily	9,233	910,747	919,980
Owner occupied	23,494	140,176	163,670
Other commercial real estate	4,558	8,202	12,760
Originated commercial real estate	75,538	2,737,344	2,812,882
Commercial - originated
Mortgage warehouse finance (1)	—	3,076,511	3,076,511
Lender finance (2)	36,208	1,459,377	1,495,585
Other commercial originated	3,142	170,627	173,769
Originated commercial	39,350	4,706,515	4,745,865
Total originated commercial and commercial real estate	114,888	7,443,859	7,558,747
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	753,029	74,709	827,738
Acquired credit impaired (ASC 310-30)	67,823	85	67,908
Total acquired commercial and commercial real estate	820,852	74,794	895,646
Total commercial and commercial real estate	$935,740	$7,518,653	$8,454,393

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

As of September 30, 2016, of the $2.7 billion of commercial real estate loans originated by the Company on or after January 1, 2010 had a weighted average LTV of 60%. Of the $7.4 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and $26.6 million were on non-accrual status at September 30, 2016.
As of September 30, 2016, $79.0 million, or 1%, of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $1.6 million or less than 1% of loans were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of September 30, 2016, $26.6 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 were rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 32
September 30, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$700,897	$8,679	$1,539	$711,115
Office products	477,204	11,460	987	489,651
Capital equipment	298,544	349	—	298,893
Specialty vehicle	273,056	1,274	—	274,330
Construction	240,286	448	481	241,215
Information technology	223,288	1,453	72	224,813
Other	265,494	5,680	1,244	272,418
Total equipment financing receivables	$2,478,769	$29,343	$4,323	$2,512,435
December 31, 2015
Healthcare	$676,987	$5,868	$696	$683,551
Office products	474,705	12,586	1,576	488,867
Specialty vehicle	236,851	700	—	237,551
Information technology	235,085	1,044	381	236,510
Capital equipment	213,122	—	—	213,122
Construction	207,656	—	598	208,254
Other	329,056	2,512	1,486	333,054
Total equipment financing receivables	$2,373,462	$22,710	$4,737	$2,400,909
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms generally ranging from 36 to 84 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.5 billion in equipment financing receivables less than 30 days past due as of September 30, 2016, $26.8 million were on nonaccrual status and of the $29.3 million in equipment financing receivables 30-89 days past due as of September 30, 2016, $6.5 million were on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
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
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and certain cash sales to GSEs. Total UPB of loans sold during the nine months ended September 30, 2016 subject to EPD protection was $2.1 billion.

We have summarized the activity for the three and nine months ended September 30, 2016 and 2015 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 33
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Agency	10	11	46	85
Agency Aggregators / Non-GSE (1)	5	10	9	30
Repurchase requests received	15	21	55	115
Agency	9	20	33	56
Agency Aggregators / Non-GSE (1)	6	27	33	70
Requests successfully defended	15	47	66	126
Agency	5	19	27	39
Agency Aggregators / Non-GSE (1)	4	156	13	233
Loans repurchased, indemnified or made whole	9	175	40	272
Agency	$34	$345	$255	$524
Agency Aggregators / Non-GSE (1)	117	9,940	244	14,652
Net realized losses on loan repurchases	$151	$10,285	$499	$15,176
Years of origination of loans repurchased	2015-2016	2003-2014	2007-2016	2003-2014

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below for loans originated from 2004 through September 30, 2016:

Summary Statistics by Vintage				Table 34
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$44,962,841	$75,294,831
Request rate(1)	0.50%	2.09%	0.34%	0.85%
Requests received	256	1,854	622	2,732

Pending requests	1	3	4	8
Resolved requests	255	1,851	618	2,724
Repurchase rate	39%	47%	28%	42%

Loans repurchased	100	875	176	1,151
Average loan size	$222	$215	$247	$234
Loss severity	16%	38%	6%	29%

Losses realized	$3,641	$70,945	$2,477	$77,063
Losses realized (bps)	3.2	37.3	0.6	10.2

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
The most common reasons for loan repurchases and make-whole payments relate to missing documentation, program violations, and claimed misrepresentations related to undisclosed debts, appraisal value and/or stated income. Additionally, we also receive requests to repurchase or make whole loans because they did not meet the specified investor guidelines. Repurchase demands relating to EPDs generally surface within six (6) months of selling the loan to an investor. We currently sell certain preferred residential mortgage loans, certain government insured pool buyouts and community reinvestment act loans servicing released. From 2004 through 2009, we also sold loans servicing released, therefore the lack of servicing statistics and status of the loans sold is not known. As such, there is additional uncertainty surrounding the reserves for repurchase obligations for loans sold or securitized related to those vintages.
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

The following is a rollforward of our reserves for repurchase losses for the three and nine months ended September 30, 2016 and September 30, 2015:

Reserves for Repurchase Obligations for Loans Sold or Securitized				Table 35
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance, beginning of period	$3,932	$18,145	$4,290	$25,940
Provision for new sales/securitizations	256	633	1,533	1,915
Provision (release of provision) for changes in estimate of existing reserves	(562)	(3,525)	(1,849)	(7,711)
Net realized losses on repurchases	(151)	(10,285)	(499)	(15,176)
Balance, end of period	$3,475	$4,968	$3,475	$4,968
The liability for repurchase losses decreased by $1.5 million, or 30%, from $5.0 million as of September 30, 2015 to $3.5 million as of September 30, 2016. The decrease in liability for loans sold or securitized is primarily due to the decreased number of repurchase requests received from investors, along with the run-off of losses for active repurchase requests that were estimated in the prior periods.
Loan Servicing
When we service residential mortgage loans where either FNMA or FHLMC is the owner of the underlying mortgage loan asset, we are subject to potential repurchase risk for: (1) breaches of loan level representations and warranties even though we may not have originated the mortgage loan; and (2) failure to service such loans in accordance with the applicable GSE servicing guide. If a loan purchased or securitized by FNMA or FHLMC is in breach of an origination representation or warranty, such GSE may look to the loan servicer for repurchase. If we are obligated to repurchase a loan from either FNMA or FHLMC, we will seek indemnification from the counterparty that sold us the MSR, which presents potential counterparty risk if such party is unable or unwilling to satisfy its indemnification obligations.
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at September 30, 2016. At September 30, 2016, we were actively servicing $0.5 million of this previously acquired UPB. Since 2013, no new counterparties have been identified that were unwilling or unable to satisfy their indemnification obligations.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three and nine months ended September 30, 2016 and September 30, 2015:

Reserves for Repurchase Obligations for Loans Serviced				Table 36
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance, beginning of period	$456	$1,957	$1,806	$2,947
Provision (release of provision) for changes in estimate of existing reserves	—	(80)	(1,162)	(697)
Net realized losses on repurchases	(9)	(474)	(197)	(847)
Balance, end of period	$447	$1,403	$447	$1,403
The liability for repurchase losses for loans serviced decreased by $1.0 million, or 68%, from $1.4 million as of September 30, 2015 to $0.4 million as of September 30, 2016. The decrease in liability since September 30, 2015 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods. Along with the run-off of losses, the number of repurchase requests received have declined. We received 4 new repurchase requests for loans serviced in the nine months ended September 30, 2016. Over the same period we settled 13 repurchase requests through make-whole payments, loan repurchases and rescinded requests. As of September 30, 2016, we had 6 active repurchase requests for loans being serviced.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 37
(dollars in thousands)	September 30, 2016	December 31, 2015
Noninterest-bearing demand	$2,071,154	$1,141,357
Interest-bearing demand	3,585,418	3,709,156
Market-based money market accounts	353,613	342,600
Savings and money market accounts, excluding market-based	6,271,548	6,338,685
Market-based time	327,472	374,171
Time, excluding market-based	7,034,143	6,336,073
Total deposits	$19,643,348	$18,242,042
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
Total deposits increased by $1.4 billion, or 8%, to $19.6 billion at September 30, 2016 from $18.2 billion at December 31, 2015. During the first nine months of 2016, noninterest-bearing demand deposits increased $929.8 million, or 81%, to $2.1 billion at September 30, 2016 primarily due to an increase in commercial and servicing demand deposits. Interest-bearing deposits increased by $471.5 million, or 3%, to $17.6 billion at September 30, 2016 from $17.1 billion at December 31, 2015. This increase in interest-bearing deposits was primarily due to growth in non-market-based time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $610.0 million, or 10%, to $6.5 billion at September 30, 2016 from $5.9 billion at December 31, 2015.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three and nine months ended September 30, 2016 and 2015, respectively.

FHLB Borrowings			Table 38
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Fixed-rate advances:
Average daily balance	$5,379,509	$5,399,174	$5,304,735	$4,746,919
Weighted-average interest rate	1.24%	1.06%	1.39%	1.08%
Maximum month-end amount	$6,122,000	$5,797,000	$6,122,000	$5,797,000
Floating-rate advances:
Average daily balance	$899,194	$25,000	$383,052	$25,000
Weighted-average interest rate	0.47%	0.26%	0.48%	0.26%
Maximum month-end amount	$1,825,000	$25,000	$1,825,000	$25,000
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

Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and government insured pool buyouts, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through issuance of deposits and borrowed funds. In addition, debt and equity capital raises provide us with sources of liquidity. To manage fluctuations in short-term funding needs, we utilize borrowings under lines of credit with other financial institutions, such as the FHLB, securities sold under agreements to repurchase, federal fund lines of credit with correspondent banks, and, for contingent purposes, the Federal Reserve Bank Discount Window. We also have access to term advances with the FHLB, as well as brokered certificates of deposits, for longer term liquidity needs. We believe our sources of liquidity are sufficient to meet our cash flow needs for the foreseeable future.
We continued to maintain a strong liquidity position during the third quarter of 2016. Cash and cash equivalents were $588.7 million, available for sale investment securities were $486.9 million, and total deposits were $19.6 billion as of September 30, 2016.
As of September 30, 2016, we had a $9.1 billion line of credit with the FHLB, of which $6.7 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 14 in our condensed consolidated financial statements. As of September 30, 2016, we pledged collateral with the Federal Reserve Bank that provided $80.3 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At September 30, 2016, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.7 billion with $130.7 million in outstanding balances. Although our availability under the program was $2.7 billion at September 30, 2016, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of September 30, 2016, our availability under federal funds commitments was $85.0 million with no outstanding borrowings.
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
On October 19, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on November 22, 2016, to stockholders of record as of November 10, 2016. Also on October 19, 2016, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on January 5, 2017, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of December 21, 2016.
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
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at September 30, 2016 was an decrease to the MSA threshold deduction of $14.5 million for the Company and a decrease of $17.5 million for EB, which resulted in an increase of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at September 30, 2016 of $0.6 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the reduction in average tangible assets and reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk-based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk-weighted assets. As such, it had a positive impact on these two ratios at September 30, 2016.
At September 30, 2016, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a Common Equity Tier 1 ratio of 12.0%, a Tier 1 leverage ratio of 7.9%, a Tier 1 risk-based capital ratio of 12.0% and a total risk-based capital ratio of 12.5%. At September 30, 2016, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a Common Equity Tier 1 ratio of 9.7%, a Tier 1 leverage ratio of 7.3%, a Tier 1 risk-based capital ratio of 11.1% and a total risk-based capital ratio of 13.0%. Management believes, at September 30, 2016, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
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
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at September 30, 2016 and December 31, 2015.

Regulatory Capital (bank level)		Table 39
(dollars in thousands)		September 30, 2016	December 31, 2015
Shareholders’ equity		$2,161,524	$2,050,456
Less:	Goodwill and other intangibles	(47,227)	(47,143)
	Disallowed servicing asset	—	(17,719)
Add:	Accumulated losses on securities and cash flow hedges	100,140	62,887
Tier 1 capital		2,214,437	2,048,481
Add:	Allowance for loan and lease losses	90,948	78,789
Total regulatory capital		$2,305,385	$2,127,270

Adjusted total assets		$28,189,485	$25,281,658
Risk-weighted assets		18,435,220	17,133,084
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 40
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2016
Common equity Tier 1 ratio	$2,214,437	12.0%	$829,993	4.5%	$1,198,879	6.5%
Tier 1 leverage ratio	2,214,437	7.9	1,127,579	4.0	1,409,474	5.0
Tier 1 risk-based capital ratio	2,214,437	12.0	1,106,658	6.0	1,475,544	8.0
Total risk-based capital ratio	2,305,385	12.5	1,475,544	8.0	1,844,430	10.0
December 31, 2015
Common equity Tier 1 ratio	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 leverage ratio	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 risk-based capital ratio	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total risk-based capital ratio	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at September 30, 2016 and December 31, 2015.

Regulatory Capital (EFC consolidated)		Table 41
(dollars in thousands)		September 30, 2016	December 31, 2015
Shareholders’ equity		$1,895,556	$1,868,321
Less:	Preferred stock	(150,000)	(150,000)
	Goodwill and other intangibles	(47,227)	(47,143)
	Disallowed servicing asset	(3,060)	(30,959)
Add:	Accumulated losses on securities and cash flow hedges	100,833	64,013
Common Tier 1 capital		1,796,102	1,704,232
Add:	Preferred stock	150,000	150,000
Add:	Additional Tier 1 capital (trust preferred securities)	98,750	103,750
Tier 1 capital		2,044,852	1,957,982
Add:	Subordinated notes payable	261,428	172,420
Add:	Allowance for loan and lease losses	90,948	78,789
Total regulatory capital		$2,397,228	$2,209,191

Adjusted total assets		$28,192,055	$25,286,802
Risk-weighted assets		18,448,080	17,131,756
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC consolidated)			Table 42
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
September 30, 2016
Common equity Tier 1 ratio	$1,796,102	9.7%	$830,572	4.5%	$1,199,715	6.5%
Tier 1 leverage ratio	2,044,852	7.3	1,127,682	4.0	1,409,603	5.0
Tier 1 risk-based capital ratio	2,044,852	11.1	1,107,430	6.0	1,476,573	8.0
Total risk-based capital ratio	2,397,228	13.0	1,476,573	8.0	1,845,716	10.0
December 31, 2015
Common equity Tier 1 ratio	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 leverage ratio	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 risk-based capital ratio	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total risk-based capital ratio	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of September 30, 2016.

Interest Rate Sensitivity	Table 43
	September 30, 2016
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$180,301	7.6%
Up 100 basis points	201,882	8.5%
Down 25 basis points	(85,950)	(3.6)%
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
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the FRB has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $5.0 million at September 30, 2016, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Vathana Class Action
In April 2009, a putative class action entitled Vathana v. EverBank was filed in the Superior Court of Santa Clara County, California, against EverBank on behalf of all persons who invested in certain EverBank foreign currency certificates of deposit between April 24, 2005 and April 24, 2009, whose certificates of deposit were closed by EverBank and who were allegedly improperly paid the value of the account. In May 2009, EverBank removed the case to the United States District Court for the Northern District of California. The complaint alleges, among other things, that EverBank breached its contract with its customers by invoking the force majeure provision when closing certain foreign currency certificates of deposit, and that at the time of account closing, utilizing an improper conversion rate. On October 9, 2015, the parties agreed to a settlement in principle and the court granted preliminary approval of the settlement on March 18, 2016. On March 29, 2016, EverBank paid $750,000 to the settlement fund pursuant to the settlement. On July 7, 2016, the court granted final approval of the settlement. On July 20, 2016, the court entered the final judgment and order of dismissal with prejudice. Claims administration is ongoing.
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
Wilson Class Action
On June 18, 2014, a punitive class action entitled Dwight Wilson, Jesus A. Avelar-Lemus, Jessie Cross, and Mattie Cross on behalf of themselves and all other similarly situated v. EverBank, N.A., Everhome Mortgage, Assurant, Inc., Standard Guaranty Insurance Company, and American Security Insurance Company was filed in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for overpayment of lender placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs. On July 17, 2015, the parties entered into a settlement agreement that was approved by the court on January 20, 2016. On February 8, 2016, the Court entered final judgment in the matter. On March 1, 2016, an objector, filed a civil appeal statement. On March 2, 2016, EverBank paid $2.0 million for its portion of the attorney fee award into an interest bearing account pursuant to the settlement agreement. On August 9, 2016, the Court granted the Jabranis unopposed motion to dismiss appeal with prejudice. Claims administration is ongoing.
TIAA Acquisition Litigation
Beginning on September 26, 2016, three complaints were filed against EverBank Financial Corp and its directors. The first two cases, Bushansky v. EverBank Financial Corp et al. and Parshall v. EverBank Financial Corp, TIAA, et al. were filed in Federal Court in the Middle District of Florida. They allege violations of federal securities laws. The third complaint, Nahas v. EverBank Financial Corp was filed in The Court of Chancery of the State of Delaware and alleges violations of fiduciary duty pursuant to Delaware state law against EverBank and its directors and seeks an injunction to stop the stockholder vote to approve the Merger Agreement as well as the acquisition.

Item 1A.   Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. Except as set forth below with respect to risk factors related to the proposed merger with TIAA, there have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 19, 2016. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.
We will be subject to business uncertainties and contractual restrictions while the proposed merger with TIAA is pending, which could adversely affect our business.
Uncertainty about the effect of the proposed merger with TIAA on employees and customers may have an adverse effect on us, and, consequently, TIAA. These uncertainties may impair our ability to attract, retain and motivate key personnel until the proposed merger is completed, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention of certain of our employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of TIAA until the proposed merger occurs. These restrictions may prevent from pursuing attractive business opportunities that may arise prior to the completion of the proposed merger. See the Proxy Statement, which we filed on September 30, 2016 for a description of the restrictive covenants to which we are subject.
The Merger Agreement may be terminated in accordance with its terms and the proposed merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the proposed merger. Those conditions include: the approval of the merger proposal by our stockholders, the receipt of all required regulatory approvals, absence of orders prohibiting completion of the merger, and the continued representations and warranties by both parties (subject to the materiality standards set forth in the Merger Agreement), and the performance by both parties of their covenants and agreements. These conditions to the closing of the proposed merger may not be fulfilled in a timely manner or at all, and, accordingly, the proposed merger may not be completed.
In addition, if the proposed merger is not completed by November 7, 2017, either we or TIAA may choose not to proceed with the merger. Moreover, the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. We and TIAA may also elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $93.2 million to TIAA. See the Proxy Statement for a further description of these circumstances.
Termination of the Merger Agreement could negatively impact us.
If the proposed merger is not completed for any reason, including as a result of our stockholders declining to approve the Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on its stock price (including to the extent that the current market price reflects a market assumption that the Merger will be completed) and credit ratings downgrades;

•	we may experience negative reactions from its customers, vendors and employees;

•	we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, including the termination fee;

•
the Merger Agreement places certain restrictions on the conduct of our businesses prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of TIAA (not to be unreasonably withheld, conditioned or delayed), may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger, including acquisitions (see the Proxy Statement for a description of the restrictive covenants applicable to us); and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration TIAA has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $93.2 million to TIAA. See the Proxy Statement for additional information.
Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.
Beginning on September 26, 2016, three complaints were filed against EverBank Financial Corp and its directors. The first two cases, Bushansky v. EverBank Financial Corp et al. and Parshall v. EverBank Financial Corp, TIAA, et al. were filed in Federal Court in the Middle District of Florida. Both complaints allege, among other things, that we and the individual defendants violated federal securities laws by disseminating a preliminary proxy statement (which we refer to as the “preliminary proxy”) that included allegedly material misstatements or omissions about the Merger and the sales process leading up to the Merger. Among other things, the complaints allege that the preliminary proxy omits or misrepresents material information concerning: (i) our management’s projections that were utilized by UBS, our financial advisor in connection with the Merger, (ii) the valuation analyses prepared by UBS in connection with the rendering of its fairness opinion, (iii) the sale process leading up to the Merger, and (iv) potential conflicts of interest of our officers and directors. Both complaints also allege that the individual defendants are liable for these alleged violations as controlling persons of the Company and the Parshall complaint further alleges that the TIAA defendants are liable for these alleged violations as controlling persons of the Company. The complaints seek, among other things, an order preliminarily and permanently enjoining the Merger and any vote on the Merger, rescission of the Merger or an award of rescissory damages in the event the Merger is consummated, and an award of attorneys’ fees and costs.The third complaint, Nahas v. EverBank Financial Corp, was filed in The Court of Chancery of the State of Delaware and alleges violations of fiduciary duty pursuant to Delaware state law against EverBank and its Directors and seeks an injunction to stop the stockholder vote to approve the Merger Agreement as well as the acquisition.

The Company believes that the claims asserted in the complaints are without merit and intends to defend against the stockholder actions vigorously.
One of the conditions to the closing of the Merger is that no judgment, decree, injunction or other order by any court of competent jurisdiction is in effect that prohibits the completion of the Merger. If the plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected time frame. If completion of the Merger is prevented or delayed, it could result in substantial costs to us. In addition, we could incur costs associated with the indemnification of our directors and officers.
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

EverBank Financial Corp

Date:	October 28, 2016	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2016	/s/ Steven J. Fischer
Steven J. Fischer
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated August 7, 2016, by and among Teachers Insurance and Annuity Association of America, TCT Holdings, Inc., Dolphin Sub Corporation and EverBank Financial Corp (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 8, 2016 and incorporated herein by reference)

3.1
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

101
The following materials from the Company’s 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith