Form 10-K
period 2016-12-31
EverBank Financial Corp
filed 2017-02-17
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐  No ☒
The aggregate market value of the registrant's outstanding voting common stock held by non-affiliates on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), determined using the per share closing price on that date on the New York Stock Exchange of $14.86, was approximately $1,429,369,372. There was no non-voting common equity of the registrant outstanding on that date.
As of February 13, 2017, there were 127,657,862 shares of common stock outstanding.
Documents Incorporated by Reference
The information required in Part III of this Annual Report on Form 10-K will be included in an amendment to this Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2016.

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

•
the possibility that the proposed merger (the Merger) with Teachers Insurance and Annuity Association of America (TIAA) does not close when expected or at all because required regulatory or other approvals and conditions to closing are not received or satisfied on a timely basis or at all;

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
On November 9, 2016, the Company held a special meeting of stockholders. The Company's stockholders approved the Merger Agreement and other Merger related proposals. The completion of the Merger is subject to various customary closing conditions as well as regulatory approvals. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on August 8, 2016. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company, TIAA, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that were contained in the Company’s proxy statement, as well as in other filings that the Company has made with the Securities and Exchange Commission (SEC).
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
As of December 31, 2016, we had total assets of $27.8 billion, total deposits of $19.6 billion and total shareholder's equity of $2.0 billion. Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida and our telephone number is (904) 281-6000. Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “EVER.”
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
Consumer Banking
Deposits and Wealth Management
Our consumer deposit franchise provides a stable, flexible source of low all-in cost funds and is focused on fostering strong relationships with individuals and small and mid-sized size business clients nationwide.  These clients maintain an average deposit balance per household (excluding escrow deposits) of $109,842 as of December 31, 2016, which we believe is more than two times the peer median.
Deposit clients can choose to manage their relationship with us through our omni channel platform including the Online Financial Center, tablet and mobile applications, phone and email, or our network of financial centers in key Florida metropolitan areas, which have average deposits per branch of $288.8 million as of December 31, 2016. Our distribution channels, client acquisition strategies and centralized operating platform provide the flexibility to tailor deposit growth to scale the business efficiently.  Our unique products and product design, distribution and marketing strategies allow us to effectively control organic deposit growth, providing flexibility and efficiency in funding asset growth opportunities.
Our World Markets deposit offering provides clients with a toolkit for global diversification including WorldCurrency® deposits denominated in 21 foreign currencies and MarketSafe® structured deposits, which totaled $544.4 million and $114.2 million respectively as of December 31, 2016. In addition, World Markets clients held over $197.0 million of precious metals in custody with us in non-Federal Deposit Insurance Corporation (FDIC) insured EverBank Metals Select® accounts as of December 31, 2016.
We provide comprehensive financial advisory, planning, brokerage and other wealth management services to our mass-affluent and high net worth clients through our registered broker dealer and registered investment adviser subsidiaries.

Residential Lending and Servicing
We originate prime residential loans nationwide through retail lending offices, direct channels, financial centers and correspondent relationships supported by a centrally controlled underwriting, processing and fulfillment infrastructure. We have expanded our retail and correspondent distribution channels in recent years with an emphasis on prime jumbo residential loans which we either retain on our balance sheet or sell into the secondary market. These channels and products serve the needs of our core clients and are strategic to our balance sheet growth objectives.
We generate mortgage servicing business through the retention of servicing from our origination activities, whole loan acquisitions, and related servicing activities. We service a diverse portfolio of both products and investors including agency and private pools of mortgages secured by properties throughout the United States. During 2014, we realigned the profile of our servicing business through the strategic sale of our default servicing operations and higher delinquency servicing rights to Ditech Financial LLC (Ditech), formerly known as GreenTree Servicing LLC. In 2016 and 2015, we executed sales of $174.0 million and $8.2 billion in unpaid principal balance (UPB), respectively, representing our remaining non-core servicing operations.
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
Commercial Banking
Commercial Deposits
We continued to increase our emphasis on commercial deposits in 2016 in order to deepen existing relationships with our large number of small and mid-size business clients and to attract new commercial clients. We distinguish ourselves from competitors based on our attractive product offering, client service and value proposition. Commercial deposit balances represented 23% of our total deposits as of December 31, 2016 and December 31, 2015.
Commercial & Commercial Real Estate Lending
We originate commercial real estate loans for the acquisition and refinancing of stabilized commercial real estate for owner users, investors and developers nationwide. Our portfolio is diversified by property type and geographic location and includes owner occupied, single-tenant, multi-tenant commercial and multi-family properties with an average loan size of approximately $3.4 million. We underwrite stabilized properties with experienced borrowers, strong property/tenant cash flow and collateral. We offer our clients competitive fixed and floating interest rates with flexible terms.
Commercial Finance
Our commercial finance platform includes vendor equipment finance, lender finance, capital equipment finance and business credit. Our vendor equipment finance division originates equipment leases and loans nationwide through relationships with over 900 equipment manufacturers, distributors and dealers with large groups of high quality clients. Our equipment leases and loans generally finance essential-use health care, office product, technology, industrial and other types of equipment primarily to small and mid-size lessees and borrowers. Our typical equipment financings range from approximately $10,000 to $5.0 million per transaction with typical finance terms ranging from 36 to 84 months.
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
The capital equipment finance business, which commenced in late 2014, is a secured asset finance company providing structured equipment financing loans and leases to middle market companies with transaction sizes of $2.0 million to $30.0 million and terms ranging from 24 to 84 months.  This business targets industries like transportation, construction, manufacturing, healthcare and energy with underlying assets that typically have high resale residual value.
Business credit is our asset-based lending (ABL) operation we purchased in May 2015 with advances and commitments of $94.0 million and $187.0 million, respectively, at acquisition.  This ABL portfolio consists of secured revolving and term loans to middle market companies in need of working capital or companies undergoing restructuring. These loans typically range from $5.0 million to more than $40.0 million in commitments, are secured by tightly monitored, liquid inventory and receivables at discounted advance rates which results in reduced losses in the event of default.
Our commercial finance activities provide us with access to approximately 50,000 small business clients nationwide, which creates opportunities to potentially cross-sell other commercial and consumer banking and lending products and services.
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

Corporate Services
Our Corporate Services segment provides services to the Consumer Banking and Commercial Banking segments including executive management, technology, legal, human resources, marketing, corporate development, treasury, risk management, accounting, finance and other services and transaction related support.
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
In August 2013, EverBank reached an agreement with the OCC that ended its participation in the Independent Foreclosure Review program mandated by the April 2011 consent order and replaced it with an accelerated remediation process. The agreement included a cash payment of $39.9 million which was made by EverBank to a settlement fund to provide relief to qualified borrowers. In addition, EverBank contributed $6.3 million to organizations certified by the U.S. Department of Housing and Urban Development or other tax-exempt organizations that have as a principal mission providing affordable housing, foreclosure prevention and/or educational assistance to low and moderate income individuals and families. This agreement did not eliminate all of our risks associated with foreclosure-related practices, and it did not protect EverBank from potential individual borrower claims or class action lawsuits, any of which could result in additional expenses. Consistent with the agreement, an amendment to the April 2011 consent order was entered into on October 15, 2013. All terms of the April 2011 consent order that were not explicitly superseded by the amendment remained in effect without modification. As of December 31, 2015, the settlement fund established at the termination of the Independent Foreclosure Review paid $37.5 million in remediation to about 31,000 borrowers, for a 95% cash-rate. The remaining funds were escheated to the applicable state treasurer's office, and no additional payments will be made.
In October 2013, EverBank, along with other mortgage servicers, also received a letter from the OCC requesting, in connection with the April 2011 consent order as amended, that EverBank provide the OCC with an action plan to identify errors and remediate potentially harmed borrowers serviced by EverBank from January 1, 2011 through the date EverBank independently validated that it had corrected all material errors identified during the Independent Foreclosure Review. EverBank submitted its action plan in 2013, which did not require an independent third party review. Pursuant to this plan, EverBank, through an independent paying agent, has paid $1.6 million in remediation to about 35,000 borrowers, for a 77% cash rate as of December 31, 2016.

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
On January 5, 2016, the OCC terminated EverBank’s consent order, as amended in 2013 and 2015, having determined that EverBank had complied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1.0 million in civil money penalties pertaining to certain improper fees charged to borrowers between January 2011 and March 2015. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place. At December 31, 2016, EverBank has accrued $0.1 million for potential remediation payments to be made.

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
While much of the Dodd-Frank Act has been implemented in the form of final rules from the banking agencies, the full extent of the impact such requirements will have on our operations continues to be unclear. In addition, the change in administration in the U.S. has added further uncertainty as to the implementation, scope and timing of additional rules implementing the Dodd-Frank Act, and it is possible that existing rules may be modified or repealed. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our investors, even if only in the short-term.
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
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes standards for mortgage loan originations on all lenders, including banks and savings associations that, among other things, prohibit us from originating a residential mortgage loan without verifying a borrower's ability to repay, limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount and prohibit certain prepayment penalty practices. Also, the Dodd-Frank Act, in conjunction with the FRB's final rule on loan originator compensation prohibits certain compensation payments to loan originators and the steering of consumers to loans not in their interest because the loans will result in greater compensation for a loan originator. These standards have resulted in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, regulations adopted pursuant to the Dodd-Frank Act became effective on December 24, 2015, generally require securitizers to retain an economic interest of 5% in the credit risk relating to residential mortgage loans collateralizing asset-backed securities (ABS) that they sponsor if the loans have not complied with the ability to repay standards.
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
EverBank became subject to stress testing and reporting requirements in 2013.  In each of its submissions, EverBank has met all regulatory thresholds. EverBank Financial Corp will also become subject to these requirements in 2017, and EverBank and EverBank Financial Corp are required to conduct and submit the results of the stress tests to our regulators by July 31, 2017 and publish a summary of those results between October 15, 2017 and October 31, 2017, unless that time period is extended by the regulators.
Basel III and the Basel III Capital Rules. In July 2013, our primary federal regulator, the Federal Reserve, and EverBank’s primary federal regulator, the OCC, published final rules (Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules define the components of regulatory capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replaced the prior risk-weighting approach, with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for the Company and EverBank on January 1, 2015 (subject to phase-in periods as discussed below).
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
Management believes, at December 31, 2016, that we and EverBank meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
Liquidity Requirements. Liquidity risk management and supervision have increasingly become an area of focus since the financial crisis. During 2014, the U.S. banking agencies adopted final rules to implement the liquidity coverage ratio (LCR), one of the two liquidity standards introduced in the Basel III liquidity framework. At present, the LCR does not apply to either the Company or EverBank. The other liquidity standard in the Basel III framework is the net stable funding ratio (NSFR). The NSFR is designed to promote more medium- and long-term funding of the assets and activities of bank over a one-year time horizon. In the second quarter of 2016, the U.S. banking agencies issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and EverBank.
Volcker Rule. The Volcker Rule and the Dodd-Frank Act, which became effective in July 2015, prohibit insured depository institutions (such as EverBank) and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds, together "covered funds"). The FRB and the SEC adopted final rules implementing the Volcker Rule in December 2013. The Company does not engage in any significant amount of proprietary trading as defined in the Volcker Rule and has implemented the required procedures for those areas in which trading does occur. The covered funds limits are imposed through a conformance period that is expected to end in July 2017. The Company is required to divest of certain assets that constitute covered funds; however these divestitures are not expected to have a material impact on the Company’s consolidated financial condition or results of operations. As of December 31, 2016, the fair value and book value of investments that are deemed "covered funds" was $4.1 million and $7.4 million, respectively. For further review of these holdings see the disclosure in the "Asset and Liability Management and Market Risk" section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.
The Company
We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (HOLA). As such, we are registered as a savings and loan holding company and are subject to those regulations applicable to a savings and loan holding company. As such, we are subject to FRB examinations, supervision and reporting requirements, and to the FRB’s enforcement authority. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association, such as EverBank. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.
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
Loans to One Borrower. Under HOLA, federal savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers (which also includes credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions) outstanding at one time and not fully secured by collateral may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a federal savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2016, EverBank’s limit on loans and extensions of credit to one borrower was approximately $355.5 million and $237.0 million, for the 15% limitation and 10% limitation, respectively. At December 31, 2016, EverBank’s largest aggregate amount of loans and extensions of credit to a single borrower was $200.0 million. This loan relationship was performing in accordance with the terms of its loan agreement as of December 31, 2016.
QTL Test. HOLA requires a federal savings association to meet the QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every 12 months. A federal savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. A thrift that fails the QTL test is subject to the general dividend restrictions that would apply to a national bank and is prohibited from paying dividends at all (regardless of its financial condition) unless required to meet the obligations of a company that controls the thrift and specifically approved by the OCC and the FRB. In addition, violations of the QTL test are treated as violations of HOLA subject to remedial enforcement action. At December 31, 2016, EverBank maintained 82.7% of its portfolio assets in qualified thrift investments. EverBank had also satisfied the QTL test in each of the twelve months prior to December 31, 2016 and, therefore, was a QTL.
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
In September 2014, the OCC issued guidelines to establish minimum standards for risk governance that would apply to national banks and federal savings associations with $50 billion or more of average consolidated assets, as well as to smaller institutions that the OCC determines are highly complex or present a heightened risk. While EverBank currently has less than $50 billion in assets, it is not yet known how frequently, or in what instances, the OCC would apply the guidelines to smaller institutions or whether the OCC will develop separate guidelines for smaller institutions in the future.
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
The OCC categorized EverBank as “well capitalized” following its last examination. At December 31, 2016, EverBank exceeded all regulatory capital requirements and was considered to be “well capitalized” with a Tier 1 leverage ratio of 8.0%, a total risk-based capital ratio of 13.4%, and a Tier 1 risk-based capital ratio of 12.8%. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in the event that asset quality deteriorates.
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
Incentive Compensation Arrangements. The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as the Company and EverBank, that prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies re-proposed rules in 2016 (initially proposed in 2011) and previously issued guidance on sound incentive compensation policies, but have not yet finalized any rules. We and EverBank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
As a member of the FHLB, EverBank is required to acquire and hold shares of capital stock in the FHLB. EverBank was in compliance with this requirement with an investment in FHLB stock of $249.0 million and $264.8 million as of December 31, 2016 and December 31, 2015, respectively. EverBank’s capital stock in FHLB includes $554.0 million purchased during 2016 and $545.7 million purchased during 2015. The FHLB repurchased $569.8 million in 2016 and $476.1 million in 2015.
For the year ended December 31, 2016, the FHLB paid dividends of $11.9 million on the capital stock held by EverBank. During the year ended December 31, 2015, the FHLB paid dividends of $9.4 million on the capital stock held by EverBank.
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
The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In March 2016, the FDIC finalized rules requiring banks such as EverBank with at least $10 billion in assets would pay a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments to enable the reserve ratio to reach 1.35 percent after approximately two years of payments of the proposed surcharges.
The FDIC also collects a deposit-based assessment from insured depository institutions on behalf of The Financing Corporation. The funds from these assessments are used to service debt issued by The Financing Corporation in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The Financing Corporation annualized assessment rate is set quarterly and in the fourth quarter of 2016 was $0.0056 per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
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
The CFPB's rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”) requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the banking regulators have issued final rules that require the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.
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
We cannot fully predict the effect that any new implementing regulations or revisions to existing regulations that are promulgated by the CFPB will have on our businesses.
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

Employees
As of December 31, 2016, we had approximately 2,900 employees. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.
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
If the proposed merger is not completed for any reason our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

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
Most of our assets and liabilities are monetary in nature, which subjects us to significant risks from changes in interest rates and can impact our net income and the valuation of our assets and liabilities. Our operating results depend to a great extent on our net interest margin, which is the difference between the amount of interest income we earn and the amount of interest expense we incur. If the rate of interest we pay on our interest-bearing deposits, borrowings and other liabilities increases more than the rate of interest we receive on loans, securities and other interest-earning assets, our net interest income, and therefore our earnings, would be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits, borrowings and other liabilities. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the FRB. The FRB recently raised short-term interest rates, which will increase our short-term borrowing costs and may reduce our profit margins in the near term. A sustained low interest rate environment could decrease our loan yields and reduce our profit margins. Alternatively, mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates.
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
We enter into forward starting swaps as a hedging strategy related to our expected future issuances of debt. This hedging strategy allows us to fix the interest rate margin between our interest earning assets and our interest-bearing liabilities. A continued prolonged period of lower interest rates could affect the duration of our interest earning assets and adversely impact our operations in future periods.
As of December 31, 2016, the fair value of our securities portfolio was approximately $0.6 billion, of which approximately 79% was comprised of residential nonagency investment securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities including changes in market interest rates and continued instability in the credit markets. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
At December 31, 2016, our commercial real estate loans, net of discounts, were $3.5 billion, or approximately 15% of our total loan and lease portfolio, net of allowances. Commercial real estate loans generally carry larger loan balances and involve a greater degree of financial and credit risk than residential mortgage loans or home equity loans. The repayment of these loans is typically dependent upon the successful operation of the related real estate or commercial projects. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. Furthermore, the repayment of commercial mortgage loans is generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline. In such cases, we may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. Any significant failure by our borrowers to timely repay their loans would adversely affect our results of operations and cash flows.
Our mortgage warehouse finance portfolio totaled $2.6 billion, or 11% of our total loan portfolio, net of allowances, at December 31, 2016. These lines of credit represent large, short-term, revolving facilities provided to financial services companies, typically mortgage banking companies, with a total commitment amount of $4.1 billion extended to 39 borrowers at December 31, 2016. These financial services companies utilize their lines of credit to fund transactions, which are primarily collateralized by agency and government residential loans they originated. The repayment of outstanding borrowings on these lines is typically dependent upon the borrowers ability to sell the loans they originated into the secondary market. In the event loans originated by these borrowers cannot be sold on the secondary market, their ability to repay us may be negatively affected. Due to this risk and the size of the exposure to any one borrower, the failure of one borrower to repay us could adversely impact our results of operations and cash flows.
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
For the year ended December 31, 2016, approximately 26% and 8% of our residential loan portfolio was secured by real estate located in California and Florida, respectively, and 14% and 9% of our commercial and commercial real estate portfolios were secured by businesses and real estate located in California and Florida, respectively. Our loan concentration in these states subjects us to risk that a downturn in the local economy in either California or Florida could result in increases in delinquencies and foreclosures or losses on these loans. In addition, the occurrence of natural disasters in California or Florida, such as earthquakes or hurricanes, or man-made disasters, could result in a decline in the value or destruction of our mortgaged properties and an increase in the risk of delinquencies or foreclosures. The occurrence of any one of these factors could result in a material adverse effect on our business, results of operations and financial condition.
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
We experienced increased levels of repurchase demands beginning in 2010, which has led to material increases in our loan repurchase reserves relative to historical levels. Although we have settled a vast majority of the repurchase requests received from investors and seen significant declines in repurchase requests over the past several years, we may need to increase such reserves in the future, which would adversely affect net income. As of December 31, 2016, 2015 and 2014, our loan repurchase reserve for loans that we sold or securitized was $3.5 million, $4.3 million and $25.9 million, respectively, representing a 18% decrease during 2016 and a 83% decrease during 2015.
In addition, we also service residential mortgage loans where a GSE is the owner of the underlying mortgage loan asset. Prior to late 2009, we had not historically experienced a significant amount of repurchases related to the servicing of mortgage loans as we were indemnified by the seller of the servicing rights, but due to the failures of several of our counterparties, we have since experienced losses related to the repurchase of loans from GSEs and subsequent disposal or payment demands from the GSEs. As of December 31, 2016, 2015 and 2014, our reserve for servicing repurchase losses was $0.1 million, $1.8 million and $2.9 million, respectively, representing a 92% decrease during 2016 and an 39% decrease during 2015.
Moreover, increased enforcement activity related to FHA-insured loans may present risk to us under the federal False Claims Act and other similar federal laws. While the HUD may use its authority to seek civil money penalties, request indemnification of FHA insurance claims, and impose other penalties related to origination and servicing deficiencies in FHA loans, the U.S. Department of Justice (DOJ) has recently entered into several major agreements with FHA lenders to settle allegations of false claims in connection with the underwriting of FHA-insured loans and compliance with other FHA program requirements. These settlement agreements have resulted in hundreds of millions of dollars in settlement payments to the United States and HUD, as well as dedicated funds to be used for borrower assistance. As the False Claims Act permits the federal government to recover treble damages for claims based on false certifications, the potential liability for an FHA lender submitting insurance claims on the loans it originates could be significant.
If future repurchase demands increase or the severity of the repurchase requests increase, our success at appealing repurchase or other requests differs from past experience, or we are faced with increased FHA enforcement, we may need to increase our loan repurchase reserves, and increased repurchase obligations could adversely affect our financial position and results of operations. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loans Subject to Representations and Warranties.”
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
The FHA, Fannie Mae and Freddie Mac will only purchase or guarantee so-called “conforming” loans, which may not exceed certain principal amount thresholds. As of December 31, 2016, a majority of our residential mortgage loans held for investment that are not government insured was comprised of “jumbo” loans based on the current threshold of $417,000 in most states, and 79% of the carrying value of our securities portfolio was comprised of residential nonagency investment securities, substantially all of which are backed by jumbo loans. Jumbo loans have principal balances exceeding the agency thresholds, and tend to be less liquid than conforming loans, which may make it more difficult for us to rapidly rebalance our portfolio and risk profile than is the case for financial institutions with higher concentrations of conforming loan assets. In addition, real estate securing jumbo loans tends to be concentrated in certain limited markets and real estate prices in those markets have historically been more volatile than in the median price range markets, which affects the default rates and the marketability of these jumbo mortgages. As a result, liquidity in the capital markets for such assets could be diminished and we could be faced with an inability to dispose of such assets or fully recover our losses in the event of a default.
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
We have issued one series of preferred stock, the Series A Preferred Stock, $175.0 million aggregate principal amount of 5.75% subordinated notes due 2025 and $90.0 million aggregate principal amount of 6.00% subordinated notes due 2026. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.
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
As of December 31, 2016, we had outstanding market-based deposits of $0.7 billion, representing approximately 3% of our total deposits, the significant majority of which are WorldCurrency® deposits. Many of our WorldCurrency® depositors have chosen such products in order to diversify their portfolios with respect to foreign currencies. Appreciation of the U.S. dollar relative to foreign currencies, political and economic disruptions in foreign markets or significant changes in commodity prices or securities indices could significantly reduce the demand for our WorldCurrency® and other market-based products as well as a devaluation of these deposit balances, which could have a material adverse effect on our liquidity and results of operations. In addition, although we routinely use derivatives to offset changes to our deposit obligations due to fluctuations in currency exchange rates, commodity prices or securities indices to which these products are linked, these derivatives may not be effective. To the extent that these derivatives do not offset changes to our deposit obligations, our financial results may be adversely affected.
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
In October 2013, EverBank, along with other mortgage servicers, also received a letter from the OCC requesting, in connection with the April 2011 consent order as amended, that EverBank provide the OCC with an action plan to identify errors and remediate borrowers serviced by EverBank for the period from January 1, 2011 through the present day, that may have been harmed by the same errors identified in the Independent Foreclosure Review. Pursuant to this plan, EverBank, through an independent paying agent, has paid $1.6 million in remediation as of December 31, 2016.
On January 5, 2016, the OCC terminated EverBank’s consent order, as amended in 2013 and 2015, having determined that EverBank had complied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1.0 million in civil money penalties pertaining to certain improper fees charged to borrowers between January 2011 and March 2015. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place. At December 31, 2016, EverBank has accrued approximately $0.1 million for potential further remediation payments to be made.
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
We expect that mortgage-related assessments and waivers, costs, including compensatory fees assessed by the GSEs, and other costs associated with foreclosures will remain elevated as additional loans are delayed in the foreclosure process. This will likely continue to increase noninterest expenses, including increasing default servicing costs and legal expenses. In addition, changes to our processes and policies, including those required under the consent orders with federal banking regulators, are likely to result in further increases in our default servicing costs over the longer term. Delays in foreclosure sales may result in additional costs associated with the maintenance of properties or possible home price declines, result in a greater number of non-performing loans and increased servicing advances and may adversely affect the collectability of such advances and the value of our MSR asset and other real estate owned properties. In addition, the valuation of certain of our agency residential MBS could be negatively affected under certain scenarios due to changes in the timing of cash flows.
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
In particular, the capital requirements applicable to us and EverBank under the Basel III Capital Rules began to be phased-in starting in 2015. EverBank is required to satisfy additional, more stringent, capital adequacy standards than it has in the past, and we, as a savings and loan holding company, are subject to consolidated risk-based capital requirements for the first time. The Basel III Capital Rules, among other things, limit our ability to include certain assets, including MSR, in our calculation of our regulatory capital ratios. MSR currently comprise a significant portion of our regulatory capital. At December 31, 2016, our net MSR totaled $273.9 million. For a more detailed description of the Basel III Capital Rules, see “Regulation and Supervision.” Additionally, stress testing requirements may have the effect of requiring us or EverBank to comply with the requirements of the Basel III Capital Rules, or potentially even greater capital requirements, sooner than expected. While we and EverBank expect to meet the requirements of the Basel III Capital Rules, inclusive of the capital conservation buffer, as phased in by the FRB, we or EverBank may fail to do so. In that case, we may be required to raise additional capital at less attractive terms. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our earnings and return on equity.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We lease or sublease over 775,000 square feet of office, operations and retail space in 94 locations in 27 states. We also sublease to third parties approximately 26,000 square feet of our leased space.
Our principal executive offices are located at 501 Riverside Avenue, Jacksonville, Florida 32202. We lease approximately 47,500 square feet at this location under a lease that expires on June 30, 2020. We operate one of our four Jacksonville financial centers at this location, occupying approximately 3,300 square feet under a separate lease that expires on June 30, 2017.
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
EverBank is currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
Mortgage Electronic Registration Services (MERS), EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., et al., filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio; (2) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania; and (3) On November 3, 2016, the surrounding counties of Portland Oregon filed a MERS lawsuit against EverBank, MERS and other financial institutions in Multnomah County entitled County of Clackamas, et al. v. Mortgage Electronic Registration Systems Inc, et al. In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe that the plaintiffs' claims are without merit and contest all such claims vigorously.

Wilson Class Action
On June 18, 2014, a punitive class action entitled Dwight Wilson, Jesus A. Avelar-Lemus, Jessie Cross, and Mattie Cross on behalf of themselves and all other similarly situated v. EverBank, N.A., Everhome Mortgage, Assurant, Inc., Standard Guaranty Insurance Company, and American Security Insurance Company was filed in the United States District Court for the Southern District of Florida. In this class action case, the plaintiffs seek damages for overpayment of lender placed insurance premiums, injunctive relief, declaratory relief and attorneys’ fees and costs. On July 17, 2015, the parties entered into a settlement agreement that was approved by the court on January 20, 2016. On February 8, 2016, the Court entered final judgment in the matter. On March 2, 2016, EverBank paid $2.0 million for its portion of the attorney fee award into an interest-bearing account pursuant to the settlement agreement. On August 9, 2016, the court granted the Jabranis unopposed motion to dismiss appeal with prejudice. The claims administration process remains ongoing.
TIAA Acquisition Litigation
Beginning on September 26, 2016, EverBank received three complaints filed against EverBank Financial Corp and its directors. The first two cases, Bushansky v. EverBank Financial Corp et al. and Parshall v. EverBank Financial Corp, TIAA, et al. are filed in Federal Court in the Middle District of Florida. They allege violations of the Securities and Exchange Act. The primary difference between the two complaints is that the Parshall complaint also names TIAA and its merger subsidiaries as defendants. The third complaint, Nahas v. EverBank Financial Corp is filed in The Court of Chancery of the State of Delaware and alleges violations of fiduciary duty pursuant to Delaware state law against EverBank and its Directors and seeks an injunction to stop the proxy vote as well as the acquisition. EverBank successfully resolved all three matters.
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

	Market Price Range		Cash Dividends per Share
	High	Low
Year Ended December 31, 2016
First Quarter	$15.96	$12.58	$0.06
Second Quarter	15.78	13.61	0.06
Third Quarter	19.36	14.16	0.06
Fourth Quarter	19.45	19.25	0.06
Year Ended December 31, 2015
First Quarter	$19.16	$17.24	$0.04
Second Quarter	20.21	17.82	0.04
Third Quarter	20.69	19.06	0.06
Fourth Quarter	21.18	15.87	0.06
According to the records of our transfer agent, as of February 13, 2017, there were approximately 122 holders of record of our common stock.
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
The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the Standard & Poor's (S&P) 500 Index and the S&P Banks Index from May 3, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2016. The graph assumes that $100 was invested on May 3, 2012 in our common stock, the S&P 500 Index, and the S&P Banks Index. The cumulative total return on each investment assumes reinvestment of dividends.

Index	5/3/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
EverBank Financial Corp	100.0	149.5	185.2	193.9	164.3	203.1
S&P 500 Index	100.0	103.3	136.8	155.6	157.7	176.6
S&P Banks Index	100.0	101.9	138.2	159.7	161.0	200.2
Issuer Purchases of Securities
The Company did not repurchase any outstanding common shares during the year ended December 31, 2016.
Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included in this report to fully understand factors that may affect the comparability of the information presented below.
The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited Consolidated Financial Statements included in this report. The consolidated statements of operations for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements not included in this report.
Historical results are not necessarily indicative of future results.

We consummated several significant transactions in prior fiscal periods, accordingly, our operating results for the historical periods presented below are not comparable and may not be predictive of future results.

	Year Ended December 31,
(in millions, except share and per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Interest income	$997.7	$879.2	$733.8	$735.7	$655.6
Interest expense	267.3	210.9	169.0	176.8	141.8
Net interest income	730.4	668.3	564.8	558.9	513.8
Provision for loan and lease losses(1)	49.0	38.2	24.5	12.0	32.0
Net interest income after provision for loan and lease losses	681.4	630.2	540.3	546.9	481.8
Noninterest income(2)	167.1	215.4	337.2	519.4	369.8
Noninterest expense(3)	618.9	638.4	638.9	848.2	735.6
Income before income taxes	229.5	207.2	238.6	218.0	116.0
Provision for income taxes	84.6	76.6	90.5	81.3	42.0
Net income	$144.9	$130.5	$148.1	$136.7	$74.0
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	125,495	124,527	122,940	122,245	104,014
Diluted	127,528	126,670	125,358	123,949	105,951
Earnings from continuing operations per common share:
Basic	$1.07	$0.97	$1.12	$1.04	$0.61
Diluted	1.06	0.95	1.10	1.02	0.60
Dividends declared per common share	0.24	0.20	0.14	0.10	0.04
Tangible common equity per common share(4)	14.31	13.36	12.51	11.57	10.30

	As of December 31,
(in millions)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$791.4	$582.5	$366.7	$847.8	$443.9
Investment securities	828.3	924.2	1,088.0	1,351.0	1,921.3
Loans held for sale	1,443.3	1,509.3	973.5	791.4	2,088.0
Loans and leases held for investment, net	23,453.7	22,149.4	17,699.4	13,189.0	12,423.0
Total assets	27,838.1	26,601.0	21,617.8	17,641.0	18,242.9
Deposits	19,638.2	18,242.0	15,508.7	13,261.3	13,142.4
Total liabilities	25,821.8	24,732.7	19,870.2	16,020.0	16,791.7
Total stockholders’ equity	2,016.3	1,868.3	1,747.6	1,621.0	1,451.2
_______

(1)
For the year ended December 31, 2016, provision for loan and lease losses includes a $0.3 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the year ended December 31, 2015, provision for loan and lease losses includes a $1.4 million decrease in non-accretable discount related to Bank of Florida ACI. For the year ended December 31, 2014, provision for loan and lease losses includes a $1.2 million increase in non-accretable discount related to Bank of Florida ACI. For the year ended December 31, 2013, provision for loan and lease losses includes a $3.2 million increase related to restructuring cost and a $0.2 million decrease in non-accretable discount related to Bank of Florida ACI. For the year ended December 31, 2012, provision for loan and lease losses includes a $5.2 million increase in non-accretable discount related to Bank of Florida ACI and a $6.0 million impact of adoption of troubled debt restructuring (TDR) guidance and policy change.

(2)
For the year ended December 31, 2016, noninterest income includes $61.4 million in impairment charge related to MSR, $1.5 million gain on trust preferred securities and a $0.1 million decrease related to restructuring cost. For the year ended December 31, 2015, noninterest income includes $32.0 million in impairment charge related to MSR and a $0.3 million decrease related to restructuring cost. For the year ended December 31, 2014, noninterest income includes $8.0 million in recovery on MSR valuation allowance, a $2.6 million increase related to an adjustment to restructuring cost recorded in 2013 and a $0.7 million decrease related to OTTI losses on investment securities. For the year ended December 31, 2013, noninterest income includes $95.0 million in recovery on MSR valuation allowance, $15.4 million in gain on early extinguishment of FHLB advances, a $5.9 million decrease related to restructuring cost and a $3.3 million decrease related to OTTI losses on investment securities. For the year ended December 31, 2012, noninterest income includes a $63.5 million impairment charge related to MSR.

(3)
For the year ended December 31, 2016, noninterest expense includes $9.5 million in transaction expense and non-recurring regulatory related expense and $2.6 million in restructuring cost. For the year ended December 31, 2015, noninterest expense includes $4.2 million in transaction expense and non-recurring regulatory related expense and $20.2 million in restructuring cost. For the year ended December 31, 2014, noninterest expense includes $10.4 million in transaction expense and non-recurring regulatory related expense and $3.4 million in restructuring cost. For the year ended December 31, 2013, noninterest expense includes $78.2 million in non-recurring regulatory related expense and $22.1 million in restructuring cost. For the year ended December 31, 2012, noninterest expense includes $37.2 million in transaction expense and non-recurring regulatory related expense.

(4)
Calculated as tangible common shareholders’ equity divided by shares of common stock outstanding at the end of the period. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. For more information on tangible equity and tangible common shareholders' equity and a reconciliation to the most comparable GAAP measure, see Table 4 under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Metrics".

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
Key Factors Affecting Our Business and Financial Statements
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the FRB has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate declined to 4.7% at December 31, 2016, and consumer confidence, GDP and average home prices have all risen. While economic conditions have improved domestically, under-employment and wage growth remain a worry amidst the backdrop of low inflation in the United States and abroad. Recent upticks in labor force participation alongside wage growth are being closely monitored by the markets for signs of sustained or expected inflation. Moreover, inflation in most of the Euro-Zone is at or below zero and central banks around the world have maintained an accommodative stance with drops in short-term rates. Certain developed economies now have negative interest rates and the accommodative stance by these major economies has created resistance to domestic rate increases. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The FRB announced a quarter point increase to short-term rates in December 2015 followed by another quarter point increase in December 2016. The resulting strength of the dollar coupled with falling oil prices has led to the continued speculation as to how likely and quickly that the FRB may further raise short-term interest rates. In addition, the base mortgage rate (BMR) has continued to drop throughout most of this year to a low of 3.34% at September 30, 2016, which was influenced by the vote by Britain to leave the European Union in late June 2016. The BMR impacts the fair value of our mortgage servicing rights (MSR) as well as influences our mortgage production business. During the fourth quarter of 2016 the BMR began to improve ending the period at 4.06% at December 31, 2016, which was partially related to the rate increase in December 2016. In addition, the 10-year treasury rate fell as low as 1.37% and was 2.45% at December 31, 2016.
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
Balance Sheet Growth and Composition
Our balance sheet has increased significantly since December 31, 2012 which has impacted our business and our economic performance. We have increased total assets from $18.2 billion to $27.8 billion from December 31, 2012 to December 31, 2016. This overall increase includes an increase in our loans held for investment from $12.5 billion at December 31, 2012 to $23.6 billion at December 31, 2016. While the overall balance sheet has grown 53% in the last four years, the composition of our balance sheet has evolved in this challenging interest rate and regulatory environment. We have adjusted to this environment through the purchase of government insured pool buyouts which we believe currently offer us a shorter duration and more attractive risk adjusted return compared to other loans and leases that we originate both for our balance sheet and that we sell into the secondary market coupled with the growth in our commercial finance businesses.
Government Insured Pool Buyout Opportunities
Prior to our acquisitions of government insured pool buyout loans from third party servicers starting in 2014, we serviced a majority of the government insured pool buyout loans we owned. With the successful sale and transfer of our default servicing platform to Ditech in 2014 and subsequent sale of our FHA servicing in May 2015, a majority of our government insured pool buyout loans are now serviced by third party servicers. The two structures have different economics and have impacted the presentation of these activities on our balance sheets and income statements.
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

Home Lending and Servicing Transformation
In the third quarter of 2013, we announced our exit from the wholesale broker lending channel in order to continue our focus on growth in retail and correspondent lending channels and add high quality residential loans to our balance sheet and position ourselves for a purchase market. In addition, between 2013 and 2016, we saw a reduction in HARP eligible refinance loans. There were a significant number of borrowers that were eligible and refinanced in 2013. We began seeing the amount of HARP refinance activity trail off in 2014 and have seen a further reduction in 2015 and 2016.  In 2013, over 25% of our residential loan fundings were HARP while less than 3% were HARP in 2016. Purchase business has continued to grow in 2016 with 52% of loan fundings in fourth quarter of 2016. As we have grown our retail lending channel, we continue to evaluate the number and location of our retail lending offices. As factors have changed, we have adapted our retail and overall residential lending strategy to try to balance the growth of the channel with costs. As a result, we have taken several restructuring charges in our lending business over the past couple years.
Our servicing business has undergone a significant transformation since the end of 2013. During the fourth quarter of 2013, we entered into agreements to sell a majority of our default servicing operations and the rights to service and subservice UPB of $20.3 billion to Ditech. The sale and subservicing agreement was effective in May of 2014. This sale and subservicing arrangement helped us realign the profile of our servicing business and allowed us to focus more on the needs of our core clients through the transfer of higher delinquency, higher touch servicing rights. On April 27, 2015, we entered into an agreement to sell the rights to service the remaining Ginnie Mae and early buyout UPB associated with the subservicing arrangement to Ditech effective May 1, 2015. Concurrently, we entered into an additional sale of a majority of our remaining non-core MSR portfolios to Nationstar Mortgage LLC (NSM), which occurred in the latter part of 2015 and during the second quarter of 2016. As a result of all these transactions, the amounts of our noninterest income and expense may differ significantly year to year.
Capital Raising Initiatives
Since December 31, 2012, we have used both the growth in retained earnings as well as the public equity and debt markets to maximize the return to our shareholders while also ensuring proper capital adequacy, including capital conservation buffers.
On May 8, 2012, we raised net proceeds of $198.5 million in our initial public offering. In addition, we converted $48.7 million of cash held in escrow in August of 2012 in a private placement. In the fourth quarter of 2012, we issued $150.0 million of Series A 6.75% Non-Cumulative Perpetual Preferred Stock. For regulatory purposes, the preferred stock qualifies as Tier 1 capital both at the Company and at the Bank as we contributed a majority of the proceeds from the sale to the Bank. On June 30, 2015 and March 14, 2016, we completed the public offering and sale of $175.0 million in aggregate principal amount of 5.75% subordinated notes due in 2025 and $90.0 million in aggregate principal amount of 6.00% fixed-to-floating rate subordinated notes due in 2026, respectively. For regulatory capital adequacy purposes, both issuances of subordinated notes qualify as Tier 2 capital for the Company. We contributed a majority of the proceeds from the sales of the subordinated notes to the Bank which qualifies as Tier 1 capital for the Bank.
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
Performance Highlights
Fourth Quarter and Full Year 2016 Key Highlights

•	Total assets of $27.8 billion at December 31, 2016, a decrease of 3% compared to the prior quarter and an increase of 5% year over year.

•	Portfolio loans held for investment (HFI) of $23.6 billion at December 31, 2016, a decrease of 2% compared to the prior quarter and an increase of 6% year over year.

•
Total originations of $2.7 billion in the quarter, a decrease of 17% compared to the prior quarter and 16% year over year. Full year 2016 total originations of $11.6 billion, a decrease of 12% year over year.

•	Total deposits of $19.6 billion at December 31, 2016, flat compared to the prior quarter and up 8% year over year.

•	Net interest margin of 2.80% for the quarter, a decrease of 0.01% compared to the prior quarter.

•	GAAP return on average equity (ROE) was 12.3% for the quarter and 7.7% for the full year. Adjusted ROE[1] was 9.8% for the quarter and 10.1% for the full year.

•	Tangible common equity per common share[1] of $14.31 at December 31, 2016, an increase of 7% year over year.

•	Adjusted non-performing assets to total assets[1] were 0.70% at December 31, 2016. Annualized net charge-offs to average total loans and leases held for investment were 0.15% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 10.5% and bank Tier 1 leverage ratio of 8.0% as of December 31, 2016.

•	On November 9, 2016, the Company’s stockholders voted to approve the Company's acquisition by Teachers Insurance and Annuity Association of America.

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

Key Metrics			Table 1
	As of and for the Year Ended December 31,
(dollars in millions, except per share amounts)	2016	2015	2014
Performance Metrics:
Total revenue(1)	$897.4	$883.7	$902.0
Adjusted net earnings per common share, diluted(2)	$1.38	$1.22	$1.13
Yield on interest-earning assets	3.84%	3.94%	4.08%
Cost of interest-bearing liabilities	1.15%	1.04%	1.04%
Net interest margin	2.81%	2.99%	3.14%
Return on average assets	0.53%	0.55%	0.77%
Return on average risk-weighted assets(3) (11)	0.82%	0.84%	1.19%
Return on average equity(4)	7.7%	7.3%	9.0%
Adjusted return on average equity(5)	10.1%	9.3%	9.2%
Efficiency ratio(6)	69%	72%	71%
Adjusted efficiency ratio(7)	64%	67%	70%
Loans and leases held for investment as a percentage of deposits	120%	122%	115%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	93%	99%	91%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets(8)	0.70%	0.53%	0.46%
Net charge-offs to average loans and leases held for investment	0.10%	0.11%	0.13%
ALLL as a percentage of loans and leases held for investment	0.44%	0.35%	0.34%
Government insured pool buyouts as a percentage of loans and leases held for investment	22%	19%	20%
Capital:
Common equity Tier 1 ratio (EverBank Financial Corp consolidated; see Table 50)(11)	10.5%	9.9%	11.6%
Tier 1 leverage ratio (bank level; see Table 48)(11)	8.0%	8.1%	8.2%
Total risk-based capital ratio (bank level; see Table 48)(11)	13.4%	12.4%	13.4%
Tangible common equity per common share(9)	$14.31	$13.36	$12.51
Dividend payout ratio (10)	22.43%	20.62%	12.50%
Consumer Banking Metrics:
Unpaid principal balance of loans originated	$8,797.0	$9,456.6	$8,413.1
Jumbo residential mortgage loans originated	3,243.4	5,052.3	4,287.2
Unpaid principal balance of loans serviced for the Company and others	39,945.3	41,104.7	50,746.5
Consumer Banking loans as a percentage of loans and leases held for investment	55%	55%	57%
Consumer deposits	$15,032.1	$14,054.4	$12,554.7
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate	$1,518.6	$2,364.4	$1,288.8
Equipment financing receivables	1,279.4	1,282.5	1,316.7
Commercial Banking loan and lease sales	812.5	320.9	109.3
Commercial Banking loans as a percentage of loans and leases held for investment	45%	45%	43%
Commercial deposits	$4,606.2	$4,187.6	$2,954.0

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

(9)
Calculated as tangible common shareholders’ equity divided by shares of common stock outstanding. Tangible common shareholders’ equity equals shareholders’ equity less goodwill, other intangible assets and perpetual preferred stock. Tangible common equity per common share is calculated using a denominator that includes actual period end common shares outstanding. Tangible common equity per common share is a non-GAAP financial measure, and its most directly comparable GAAP financial measure is book value per common share. See Table 4 for a reconciliation of tangible common shareholders' equity to shareholders' equity.

(10)	Dividend payout ratio is calculated as dividends declared per common share divided by basic earnings per common share.

(11)	Risk-weighted assets and regulatory capital ratios calculated under Basel III beginning in 2015. Risk-weighted assets and regulatory capital ratios calculated under Basel I through December 31, 2014.
Adjusted net income, adjusted return on average equity and adjusted efficiency ratio include adjustments to our net income for certain significant items we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income			Table 2
	Year Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014
Net income	$144,931	$130,526	$148,082
Gain on repurchase of trust preferred securities, net of tax	(916)	—	—
Transaction expense and non-recurring regulatory related expense, net of tax	5,909	2,610	6,462
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(193)	(859)	727
MSR impairment (recovery), net of tax	38,062	19,831	(4,967)
Restructuring cost, net of tax	(1,688)	12,664	466
OTTI losses on investment securities (Volcker Rule), net of tax	—	—	425
Adjusted net income	$186,105	$164,772	$151,195
Adjusted net income allocated to preferred stock	10,125	10,125	10,125
Adjusted net income allocated to common shareholders	$175,980	$154,647	$141,070
Adjusted net earnings per common share, basic	$1.40	$1.24	$1.15
Adjusted net earnings per common share, diluted	$1.38	$1.22	$1.13
Weighted average common shares outstanding:
(units in thousands)
Basic	125,495	124,527	122,940
Diluted	127,528	126,670	125,358

A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio			Table 3
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net interest income	$730,350	$668,343	$564,807
Noninterest income	167,065	215,380	337,239
Total revenue	897,415	883,723	902,046
Adjustment items (pre-tax):
Gain on repurchase of trust preferred securities	(1,478)	—	—
MSR impairment (recovery)	61,392	31,986	(8,012)
Restructuring cost	(133)	256	(2,429)
OTTI losses on securities (Volcker Rule)	—	—	685
Adjusted total revenue	$957,196	$915,965	$892,290

Noninterest expense	$618,947	$638,377	$638,942
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(9,531)	(4,213)	(10,423)
Restructuring cost	2,590	(20,167)	(3,181)
Adjusted noninterest expense	$612,006	$613,997	$625,338

GAAP efficiency ratio	69%	72%	71%
Adjusted efficiency ratio	64%	67%	70%
A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets			Table 4
	December 31,
(dollars in thousands except share and per share amounts)	2016	2015	2014
Shareholders’ equity	$2,016,332	$1,868,321	$1,747,594
Less:
Goodwill	46,859	46,859	46,859
Intangible assets	996	1,772	3,705
Tangible equity	1,968,477	1,819,690	1,697,030
Less:
Perpetual preferred stock	150,000	150,000	150,000
Tangible common equity	$1,818,477	$1,669,690	$1,547,030

Common shares outstanding at period end	127,036,740	125,020,843	123,679,049
Book value per common share	$14.69	$13.74	$12.92
Tangible common equity per common share	14.31	13.36	12.51

Total assets	$27,838,086	$26,601,026	$21,617,788
Less:
Goodwill	46,859	46,859	46,859
Intangible assets	996	1,772	3,705
Tangible assets	$27,790,231	$26,552,395	$21,567,224

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)									Table 5
	Year Ended December 31,
	2016			2015			2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$385,068	$2,013	0.52%	$303,267	$803	0.26%	$223,707	$567	0.25%
Investments	847,965	28,685	3.38%	1,003,365	30,796	3.07%	1,322,523	38,612	2.92%
Loans held for sale	1,993,371	66,050	3.31%	1,790,472	59,670	3.33%	1,292,692	46,460	3.59%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,810,349	208,346	3.06%	6,610,526	218,043	3.30%	5,521,700	190,573	3.45%
Government insured pool buyouts	4,868,720	236,780	4.86%	3,887,078	178,110	4.58%	2,983,943	130,435	4.37%
Residential mortgages	11,679,069	445,126	3.81%	10,497,604	396,153	3.77%	8,505,643	321,008	3.77%
Home equity lines and other	935,328	33,940	3.63%	241,497	10,543	4.36%	147,907	6,746	4.56%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,906,607	190,162	4.87%	3,701,660	199,401	5.39%	3,287,423	185,488	5.64%
Mortgage warehouse finance	2,386,594	68,157	2.86%	1,690,629	46,037	2.72%	1,012,933	29,582	2.92%
Lender finance	1,431,222	52,464	3.67%	964,089	34,222	3.55%	644,812	23,717	3.68%
Commercial and commercial real estate	7,724,423	310,783	4.02%	6,356,378	279,660	4.40%	4,945,168	238,787	4.83%
Equipment financing receivables	2,444,139	111,067	4.54%	2,149,718	101,618	4.73%	1,530,242	81,587	5.33%
Total loans and leases held for investment	22,782,959	900,916	3.95%	19,245,197	787,974	4.09%	15,128,960	648,128	4.28%
Total interest-earning assets	26,009,363	$997,664	3.84%	22,342,301	$879,243	3.94%	17,967,882	$733,767	4.08%
Noninterest-earning assets	1,349,744			1,306,284			1,324,122
Total assets	$27,359,107			$23,648,585			$19,292,004
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$3,703,221	$25,022	0.68%	$3,644,538	$24,692	0.68%	$3,007,036	$18,737	0.62%
Market-based money market accounts	350,444	2,138	0.61%	361,494	2,205	0.61%	405,627	2,474	0.61%
Savings and money market accounts, excluding market-based	6,440,477	47,426	0.74%	5,428,790	36,566	0.67%	5,068,096	31,667	0.62%
Market-based time	346,245	2,939	0.85%	409,066	2,880	0.70%	554,151	4,280	0.77%
Time, excluding market-based	6,508,895	81,188	1.25%	5,392,919	61,056	1.14%	3,820,902	44,754	1.17%
Total deposits	17,349,282	158,713	0.91%	15,236,807	127,399	0.84%	12,855,812	101,912	0.79%
Borrowings:
Trust preferred securities and subordinated notes payable	344,483	20,314	5.90%	191,147	11,605	6.07%	103,750	6,598	6.36%
Long-term Federal Home Loan Bank (FHLB) advances	4,118,929	81,859	1.99%	2,788,466	67,389	2.42%	1,814,919	57,546	3.17%
Short-term FHLB advances	1,528,142	6,428	0.42%	2,126,405	4,507	0.21%	1,444,682	2,904	0.20%
Other	—	—	0.00%	—	—	0.00%	23,935	—	0.00%
Total borrowings	5,991,554	108,601	1.81%	5,106,018	83,501	1.64%	3,387,286	67,048	1.98%
Total interest-bearing liabilities	23,340,836	$267,314	1.15%	20,342,825	$210,900	1.04%	16,243,098	$168,960	1.04%
Noninterest-bearing demand deposits	1,718,022			1,283,657			1,139,766
Other noninterest-bearing liabilities	403,503			217,671			230,313
Total liabilities	25,462,361			21,844,153			17,613,177
Total shareholders’ equity	1,896,746			1,804,432			1,678,827
Total liabilities and shareholders’ equity	$27,359,107			$23,648,585			$19,292,004
Net interest income/spread		$730,350	2.69%		$668,343	2.90%		$564,807	3.04%
Net interest margin			2.81%			2.99%			3.14%
Memo: Total deposits including noninterest-bearing	$19,067,304	$158,713	0.83%	$16,520,464	$127,399	0.77%	$13,995,578	$101,912	0.73%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination cost amortization accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities.

Analysis of Change in Net Interest Income						Table 6
	Year Ended December 31,
	2016 Compared to 2015 Increase (Decrease) Due to			2015 Compared to 2014 Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$217	$993	$1,210	$202	$34	$236
Investments	(4,770)	2,659	(2,111)	(9,318)	1,502	(7,816)
Loans held for sale	6,762	(382)	6,380	17,890	(4,680)	13,210
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,591	(16,288)	(9,697)	37,579	(10,109)	27,470
Government insured pool buyouts	44,980	13,690	58,670	39,478	8,197	47,675
Residential mortgages	51,571	(2,598)	48,973	77,057	(1,912)	75,145
Home equity lines and other	30,291	(6,894)	23,397	3,931	(134)	3,797
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	11,040	(20,279)	(9,239)	23,373	(9,460)	13,913
Mortgage warehouse finance	18,952	3,168	22,120	19,791	(3,336)	16,455
Lender finance	16,581	1,661	18,242	11,743	(1,238)	10,505
Commercial and commercial real estate	46,573	(15,450)	31,123	54,907	(14,034)	40,873
Equipment financing receivables	13,917	(4,468)	9,449	33,028	(12,997)	20,031
Total loans and leases held for investment	142,352	(29,410)	112,942	168,923	(29,077)	139,846
Total change in interest income	144,561	(26,140)	118,421	177,697	(32,221)	145,476
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$398	$(68)	$330	$3,972	$1,983	$5,955
Market-based money market accounts	(67)	—	(67)	(269)	—	(269)
Savings and money market accounts, excluding market-based	6,815	4,045	10,860	2,254	2,645	4,899
Market-based time	(442)	501	59	(1,121)	(279)	(1,400)
Time, excluding market-based	12,673	7,459	20,132	18,426	(2,124)	16,302
Total deposits	19,377	11,937	31,314	23,262	2,225	25,487
Borrowings:
Trust preferred securities and subordinated notes payable	9,309	(600)	8,709	5,558	(551)	5,007
Long-term FHLB advances	32,153	(17,683)	14,470	30,868	(21,025)	9,843
Short-term FHLB advances	(1,268)	3,189	1,921	1,370	233	1,603
Total borrowings	40,194	(15,094)	25,100	37,796	(21,343)	16,453
Total change in interest expense	59,571	(3,157)	56,414	61,058	(19,118)	41,940
Total change in net interest income	$84,990	$(22,983)	$62,007	$116,639	$(13,103)	$103,536

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
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Net interest income increased by $62.0 million, or 9%, in 2016 compared to 2015 due to an increase in interest income of $118.4 million partially offset by an increase in interest expense of $56.4 million. Our net interest margin decreased by 18 basis points in 2016 from 2015, which was led by a decrease in yields on our interest-earning assets due to the low interest rate environment coupled with an increase in rates on interest-bearing liabilities, which is primarily to fund the growth in our balance sheet. The average rate paid on our interest-bearing liabilities increased by 11 basis points to 1.15% in 2016 compared to 2015.
Yields on our interest-earning assets decreased by 10 basis points in 2016 compared to 2015, primarily due to a decrease in yields on our loans held for sale and loans and leases held for investment.
The yields on our loans held for investment portfolio decreased 14 basis points in 2016 compared to 2015, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 38 basis points due to decreases in yields in commercial real estate and other commercial coupled with the relative increase in our mortgage warehouse finance and lender finance portfolio size compared to our other commercial loan portfolios. The yields on our commercial real estate and other commercial loan portfolio declined by 52 basis points due to continued production of commercial real estate and other commercial loans at current market rates and the purchase of an asset-based lending platform during the second quarter of 2015 with lower yields than our existing portfolio. In addition, the increase in the balance in our mortgage warehouse finance and lender finance businesses also negatively impacted the yield on our commercial loans as it has the lowest yields of the commercial and commercial real estate portfolio due to the short-term nature of these assets. Yields on our equipment financing receivables decreased 19 basis points in 2016 compared to 2015 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment increased 4 basis points in 2016 compared to 2015 primarily due to the performance of our government insured pool buyout portfolio which saw an increase in yield of 28 basis points, which is a result of consistent improvement in cash flows compared to expected cash flows due to the continued low rate environment and overall strength of the economy. This increase was partially offset by the continued production of market rate assets coupled with paydowns and sales of higher yielding assets originated or purchased in a higher interest rate environment.
The yields on our loans held for sale decreased 2 basis points in 2016 compared to 2015 primarily due to decreases in the current market mortgage rates of our loans held for sale.
The yields on our interest-bearing liabilities increased by 11 basis points in 2016 compared to 2015, primarily due to increases in the rates paid on deposits and other borrowings. The rates paid on our other borrowings increased 17 basis points in 2016 compared to 2015 as a result of a change in the overall make-up of our FHLB advances balance which saw an increase in the average balance of our long-term FHLB advances of $1.3 billion, which carry higher yields than our short-term FHLB advances, which increased 21 basis points. The rates paid on our deposits increased 7 basis points in 2016 compared to 2015 primarily due to the increase in our time deposits which carry a higher interest rate than our interest-bearing demand and money market accounts and an increase in our savings and money market accounts at higher yielding rates.
Average balances of our interest-earning assets increased by $3.7 billion, or 16%, in 2016 compared to 2015, primarily due to a $3.5 billion increase in loans and leases held for investment and a $202.9 million increase in our loans held for sale. These increases were partially offset by a $155.4 million decrease in our investments portfolio.
The year over year increase in the average balance of loans and leases held for investment was $3.5 billion in 2016 compared to 2015, as a result of increases of $1.2 billion, $1.4 billion, $0.3 billion and $0.7 billion in our residential mortgage, commercial and commercial real estate, equipment financing receivable portfolios and home equity lines and other portfolios, respectively. The increase in the average balance of our residential mortgages portfolio was primarily due to the continued origination of preferred jumbo ARM products for investment as well as third party acquisitions of government insured pool buyouts. The increase in our commercial and commercial real estate portfolio was mainly due to an increase in the mortgage warehouse finance balance as a result of the differences in the interest rate environments in the two periods coupled with stronger production compared to paydowns in our commercial real estate portfolio, the purchase of our asset-based lending business in the second quarter of 2015 and continued strong lender finance fundings and acquisitions. In addition, our equipment finance portfolio saw continued strong origination volumes during 2016. Our home equity lines and other portfolio increased due to the origination of new home equity lines of credit throughout 2016 as well as purchase of $256.9 million of home equity lines of credit during the first quarter of 2016. Please see "Analysis of Statements of Condition" for additional information on our loans held for investment.
The increase in the average balance of our loans held for sale was a result of increased production in both agency and jumbo preferred loans due to the low interest rate environment in 2016. In 2016, we sold $2.5 billion of UPB of both our preferred jumbo ARM products and preferred jumbo fixed rate mortgage products. Please see "Analysis of Statements of Condition" for additional information on our loans held for sale.
The decrease in the average balance of our investments portfolio was primarily driven by continued principal paydowns as well as the sale of certain investment securities during 2015 and 2016. Please see "Analysis of Statements of Condition" for additional information on our investment securities.
Average balances in our interest-bearing liabilities increased by $3.0 billion, or 15%, in 2016 compared to 2015 due to increases in the average balance of our deposits of $2.1 billion and increases to our other borrowings of $0.9 billion. The increase in our deposit balances was primarily driven by an increase in time deposits, savings and money market accounts and interest-bearing demand deposits. The increase in our average other borrowings balance was due to an increase in long-term advances as well as issuances of subordinated notes in June 2015 and March 2016. These increases were partially offset by a decrease in short-term FHLB advances.
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
The yields on our loans held for sale decreased 26 basis points in 2015 compared to 2014 primarily due to the mix of assets in this portfolio as well as a decline in the average BMR. The daily average BMR declined from 4.21% in 2014 to 3.90% for the year ended December 31, 2015. Due to the nature of the loans held for sale account and the turnover of that account, the yields on these assets can vary depending on the current market interest rates.
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
The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at the years ended December 31, 2016, 2015 and 2014:

Provision (release of provision) for Loan and Lease Losses				Table 7
	Year Ended December 31, 2016
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
Residential mortgages	$(47)	$8,115	$1,738	$9,806
Commercial and commercial real estate	16,514	682	(311)	16,885
Equipment financing receivables	2,695	15,562	—	18,257
Home equity lines and other	—	4,020	—	4,020
Total Provision for Loan and Lease Losses	$19,162	$28,379	$1,427	$48,968
		(4)%	$10,781	28%
	Year Ended December 31, 2015
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
Residential mortgages	$(236)	$9,467	$1,057	$10,288
Commercial and commercial real estate	9,447	6,013	(1,696)	13,764
Equipment financing receivables	91	12,684	—	12,775
Home equity lines and other	—	1,360	—	1,360
Total Provision for Loan and Lease Losses	$9,302	$29,524	$(639)	$38,187
	$6,201	811,100,000%		56%
	Year Ended December 31, 2014
(dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
Residential mortgages	$4	$9,811	$1,105	$10,920
Commercial and commercial real estate	3,246	483	(1,235)	2,494
Equipment financing receivables	—	9,285	—	9,285
Home equity lines and other	—	1,834	—	1,834
Total Provision for Loan and Lease Losses	$3,250	$21,413	$(130)	$24,533
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
We recorded a provision for loan and lease losses of $49.0 million in 2016, which is an increase of $10.8 million, or 28%, from $38.2 million in 2015. This increase was comprised of increases in our equipment finance receivables, commercial and commercial real estate, and home equity line and other provisions of $5.5 million, $3.1 million, and $2.7 million, respectively, which were partially offset by a decrease in the residential mortgage portfolio of $0.5 million. Increases in the provision for the equipment financing receivables and home equity and other collectively evaluated portfolios were the result of growth within these portfolios with the provision for each growing $2.9 million, or 23% and $2.7 million, or 196%, respectively. In addition, the provision for specifically evaluated equipment financing receivables increased in 2016 compared to 2015 by $2.6 million due to growth in the portfolio during 2016. The increase in the commercial and commercial real estate provision was primarily driven by increases in the provision for specifically evaluated loans of $7.1 million, or 75% as concerns over the collectability of several large commercial real estate relationships during the year accounted for the majority of the provision recognized for these specifically evaluated loans. This increase in commercial provision was enhanced further by a reduction in the release of provision for ACI commercial and commercial real estate loans of $1.4 million, or 82%, as expectations of future cash flows resulted in a smaller release of prior period valuation allowances in 2016 compared to 2015. These increases were partially offset by decreases in the provision for commercial and commercial real estate loans collectively evaluated of $5.3 million, or 89% which was due to the aforementioned impairment of several loans combined with a shrinking commercial real estate portfolio and growth being experienced primarily in the mortgage warehouse and lender finance asset classes representing assets that are highly collateralized, revolving and short-term in nature. The decrease in provision on the collectively evaluated residential mortgage portfolio of $1.4 million, or 14%, was due to improved credit quality as evidenced by a reduction in net charge-offs year over year, as well as, a reduction in the past due non-ACI residential mortgage portfolio. In addition, the provision for ACI residential mortgage loans increased by $0.7 million, or 64%, as expectations of future cash flows resulted in slight increases in our valuation allowances. Total net charge-offs were $23.8 million in 2016, compared to $20.9 million in 2015. The net charge-off ratio was 0.10% in 2016 compared to 0.11% in 2015.

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
Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income			Table 8
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Loan servicing fee income	$92,525	$117,763	$158,463
Amortization of MSR	(68,586)	(71,150)	(79,234)
Recovery (impairment) of MSR	(61,392)	(31,986)	8,012
Net loan servicing income (loss)	(37,453)	14,627	87,241
Gain on sale of loans	132,009	125,927	163,644
Loan production revenue	25,715	22,574	20,952
Deposit fee income	8,763	14,015	14,783
Other lease income	15,886	14,716	16,997
Other	22,145	23,521	33,622
Total Noninterest Income	$167,065	$215,380	$337,239
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Noninterest income decreased by $48.3 million, or 22%, in 2016 compared to 2015. The decrease in noninterest income was primarily driven by a reduction in net loan servicing income, deposit fee income and other noninterest income partially offset by an increase in gain on sale of loans, loan production revenue and other lease income.
Net loan servicing income decreased by $52.1 million, or 356%, in 2016 compared to 2015. The decrease was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. MSR impairment of $61.4 million and $32.0 million was recorded in 2016 and 2015, respectively. The impairment of MSR results from differences in expected prepayment rates due to differences in the interest rate environment at December 31, 2016 compared to December 31, 2015. See "Analysis of Statements of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased by $25.2 million, or 21%, in 2016 compared to the same period in 2015 primarily due to the sale of $5.5 billion in UPB of servicing rights to Ditech Financial LLC effective May 1, 2015 as well as the sale of $3.3 billion in UPB of MSR to Nationstar Mortgage LLC (NSM) effective November 2, 2015. These decreases to net loan servicing income were partially offset by a $2.6 million decrease in amortization of MSR primarily due to the MSR sales mentioned above.
Gain on sale of loans increased by $6.1 million, or 5%, in 2016 compared to 2015, primarily driven by an increase in agency origination and sales volumes as a result of a low BMR throughout the year, an increase in jumbo sales volumes and commercial and commercial real estate sales volumes, which were partially offset by a decrease in gain on sale related to sales of our re-performing GNMA loans. Please see "Segment Results" for a discussion by segment of the changes in gain on sale of loans.
Loan production revenue increased by $3.1 million, or 14%, in 2016 compared to 2015 primarily driven by an increase in commercial loan and lease originations and higher agency mortgage originations in 2016 compared to 2015.
Deposit fee income decreased by $5.3 million, or 37%, in 2016 compared to 2015 primarily due to a decline in our world markets deposits as a result of the strong dollar.
Other lease income increased by $1.2 million, or 8%, in 2016 compared to 2015 primarily due to a $24.7 million increase in the average balance of our equipment under operating leases.
Other noninterest income decreased by $1.4 million, or 6%, in 2016 compared to 2015 primarily due to a $8.9 million decrease in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition. These decreases were partially offset by a $3.7 million gain related to the early extinguishment of our FHLB advances and a $1.5 million gain recognized as a result of the extinguishment of our trust preferred securities.
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
Gain on sale of loans decreased by $37.7 million, or 23%, in 2015 compared to 2014, primarily driven by a decrease in the sales of mortgage pool buyouts as well as a shift in agency product mix out of high margin products such as HARP, increased volume in jumbo preferred products and a decrease in sales volumes in 2015, which was consistent with the overall mortgage origination market. We sold $140.0 million of non-ACI mortgage pool buyout loans in 2015 compared to $407.1 million in 2014, which resulted in a decrease in gain on sale of $23.7 million from 2014 to 2015. Agency loan origination volume represented $4.0 billion, or 42%, of total origination volume in 2015 compared to $4.1 billion, or 49%, of total origination volume in 2014, which also contributed to the decrease in gain on sale of loans. In addition, gain on sale revenue for interest rate lock commitments (IRLC) is typically recorded at lock date, on a pull through adjusted basis, for loans that are intended to be sold in the secondary market. Total outstanding lock volume decreased to $1.1 billion at December 31, 2015 compared to $1.3 billion at December 31, 2014. These decreases were partially offset by an increase of $8.2 million related to gains recognized on sales of our commercial loans and leases, which was driven by a $211.6 million increase in commercial loan and lease sales from $109.3 million in 2014 to $320.9 million in 2015.
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
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense			Table 9
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Salaries, commissions and other employee benefits expense	$369,350	$367,580	$370,470
Equipment expense	63,316	62,242	69,332
Occupancy expense	25,695	27,004	30,647
General and administrative expense:
Legal and professional fees, excluding consent order expense	28,760	26,818	31,555
Foreclosure and other real estate owned (OREO)	22,680	37,362	25,534
Other credit-related expenses	(1,981)	(8,203)	2,189
FDIC premium assessment and other agency fees	32,773	27,146	19,465
Advertising and marketing expense	22,971	25,221	21,437
Subservicing expense	—	5,033	9,871
Consent order expense	(277)	2,501	4,597
Other	55,660	65,673	53,845
Total general and administrative expense	160,586	181,551	168,493
Total Noninterest Expense	$618,947	$638,377	$638,942
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Noninterest expense decreased by $19.4 million, or 3%, in 2016 compared to 2015. The decrease in noninterest expense was driven by decreases in general and administrative expense partially offset by increases in salaries, commissions and other employee benefits expense.
Salaries, commissions and employee benefits increased by $1.8 million, or less than 1%, in 2016 compared to 2015 primarily due to an increase in headcount in our Commercial Banking business as a result of growth in our commercial portfolio and the impact of annual merit increases. In addition, we originated more loans into LHFS compared to LHFI during 2016, which resulted in lower deferred origination costs of $5.9 million in 2016 compared to 2015. These increases were partially offset by lower headcount in our Consumer Banking business as a result of our sale of our default servicing platform in May 2015 to Ditech.

General and administrative expense decreased by $21.0 million, or 12%, in 2016 compared to 2015 primarily due to decreases in foreclosure and OREO expenses, advertising and marketing expenses, subservicing expense, consent order expense and other general and administrative expenses partially offset by increases in legal and professional fees, other credit-related expenses, and FDIC premium assessment and other agency fees.
Legal and professional fees increased by $1.9 million, or 7%, in 2016 compared to 2015 primarily due to $8.1 million in legal and consultant costs related to the pending merger with TIAA during 2016 partially offset by lower legal expenses related to our servicing business in 2016 compared to 2015.
Foreclosure and OREO expenses decreased by $14.7 million, or 39%, in 2016 compared to 2015 primarily due to a $7.4 million decrease in our reserve for unrecoverable losses related to our government-insured loans, a $4.7 million decrease in property and preservation costs and a $2.5 million decrease in our provision for OREO losses during 2016 compared to 2015.
Other credit-related expenses     increased by $6.2 million, or 76%, in 2016 compared to 2015 primarily due to a decrease in the release of provision for our production repurchase reserve of $6.0 million primarily due to the settlement of pending repurchase requests during 2015 as well as a reduced number of repurchase requests received from agency aggregators and non-GSE's. See "Loan and Lease Quality" for further discussion of our repurchase reserves.
FDIC premium assessment and other agency fees increased by $5.6 million, or 21%, in 2016 compared to 2015 primarily due to continued growth in our balance sheet.
Advertising and marketing expense decreased by $2.3 million, or 9%, in 2016 compared to 2015 primarily due to targeted marketing aimed at deposit gathering initiatives as a result of the asset growth and third party acquisition opportunities that we realized in 2015.
Subservicing expenses decreased by $5.0 million, to $0, in 2016 compared to 2015 due to the execution of the subservicing agreement with Ditech in May 2014, which was in place through May 1, 2015. As a result, expenses were incurred for the first four months of 2015 compared to none in 2016.
Consent order expenses decreased by $2.8 million in 2016 compared to 2015 due to lower third party costs and remediation accruals as we settled our consent order with the OCC in early January 2016.
Other general and administrative expense decreased by $10.0 million, or 15%, in 2016 compared to 2015 primarily due to a $5.8 million accrual recorded in 2015 for potential settlements and remediation associated with our servicing business. In addition, we incurred $3.5 million in 2015 in transfer expenses including MERS filing fees, storage, legal and other transaction expenses associated with the sale of MSR that was completed in the second quarter of 2015. Other overall decreases are a result of cost savings initiatives in 2016.
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
Exit and Restructuring Costs
During the year ended December 31, 2015, all related severance and lease termination costs accrued as of December 31, 2014 for our exit and restructuring activities were paid out. No further payouts or additional costs are expected to be incurred related to these exit and restructuring activities.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates			Table 10
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Provision for income taxes	$84,569	$76,633	$90,489
Effective tax rates	36.9%	37.0%	37.9%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
For the years ended December 31, 2016 and 2015, our effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes. Provision for income taxes increased by $7.9 million, or 10.4%, to $84.6 million in 2016 from $76.6 million in 2015, primarily due to an increase in pre-tax income. Income tax expense was also impacted by the early adoption of new accounting guidance, which requires excess tax benefits related to stock compensation be recognized in net income as opposed to an adjustment to additional paid-in capital. An excess tax benefit was recorded for the year ended December 31, 2016 which reduced income tax expense by approximately $2.9 million.
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

The following table summarizes segment earnings and total assets for each of our segments as of and for each of the periods shown:

Segment Earnings (Losses) and Segment Assets			Table 11
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Segment Earnings (Losses):
Consumer Banking	$153,857	$110,637	$168,553
Commercial Banking	216,210	221,502	177,321
Corporate Services	(140,567)	(124,980)	(107,303)
Segment earnings	$229,500	$207,159	$238,571
Segment Assets:
Consumer Banking	$17,360,662	$16,273,989	$13,825,052
Commercial Banking	10,672,692	10,354,535	7,892,974
Corporate Services	284,351	320,501	215,095
Eliminations	(479,619)	(347,999)	(315,333)
Total assets	$27,838,086	$26,601,026	$21,617,788
The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information				Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2016
Net interest income (loss)	$415,679	$334,404	$(19,733)	$730,350
Provision for loan and lease losses	13,825	35,143	—	48,968
Net interest income (loss) after provision for loan and lease losses	401,854	299,261	(19,733)	681,382
Total noninterest income	117,920	46,581	2,564	167,065
Total noninterest expense	365,917	129,632	123,398	618,947
Income (loss) before provision for income taxes	$153,857	$216,210	$(140,567)	$229,500
Adjustment Items (pre-tax):
Gain on repurchase of trust preferred securities	—	—	(1,478)	(1,478)
Transaction expense and non-recurring regulatory related expense	69	—	9,462	9,531
Increase (decrease) in Bank of Florida non-accretable discount	—	(311)	—	(311)
MSR impairment (recovery)	61,392	—	—	61,392
Restructuring cost	(3,819)	772	324	(2,723)
Adjusted income (loss) before income tax (1)	$211,499	$216,671	$(132,259)	$295,911

Business Segments Selected Financial Information				Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2015
Net interest income (loss)	$363,897	$315,711	$(11,265)	$668,343
Provision for loan and lease losses	11,649	26,538	—	38,187
Net interest income (loss) after provision for loan and lease losses	352,248	289,173	(11,265)	630,156
Total noninterest income	164,633	50,078	669	215,380
Total noninterest expense	406,244	117,749	114,384	638,377
Income (loss) before provision of income taxes	$110,637	$221,502	$(124,980)	$207,159
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	4,213	—	—	4,213
Increase (decrease) in Bank of Florida non-accretable discount	310	(1,696)	—	(1,386)
MSR impairment (recovery)	31,986	—	—	31,986
Restructuring cost	20,362	—	61	20,423
Adjusted income (loss) before income tax (1)	$167,508	$219,806	$(124,919)	$262,395

Business Segments Selected Financial Information				Table 12C
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Consolidated
Year Ended December 31, 2014
Net interest income (loss)	$319,807	$251,357	$(6,357)	$564,807
Provision for loan and lease losses	12,755	11,778	—	24,533
Net interest income (loss) after provision for loan and lease losses	307,052	239,579	(6,357)	540,274
Total noninterest income	295,449	41,349	441	337,239
Total noninterest expense	433,948	103,607	101,387	638,942
Income (loss) before provision for income taxes	$168,553	$177,321	$(107,303)	$238,571
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	8,689	—	1,734	10,423
Increase (decrease) in Bank of Florida non-accretable discount	—	1,173	—	1,173
MSR impairment (recovery)	(8,012)	—	—	(8,012)
Restructuring cost	752	—	—	752
OTTI losses on investment securities (Volcker rule)	685	—	—	685
Adjusted income (loss) before income tax (1)	$170,667	$178,494	$(105,569)	$243,592

(1)
Adjusted income (loss) before income tax is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is income (loss) before income tax. A reconciliation of this non-GAAP financial measure can be found in the Performance Highlights section above and the tables set forth in such section.

Consumer Banking

Consumer Banking			Table 13
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net interest income	$415,679	$363,897	$319,807
Provision for loan and lease losses	13,825	11,649	12,755
Net interest income after provision for loan and lease losses	401,854	352,248	307,052
Noninterest income:
Net loan servicing income (loss)	(38,877)	13,391	86,105
Gain on sale of loans	119,579	115,960	161,928
Loan production revenue	19,513	17,619	17,734
Deposit fee income	8,313	13,473	14,697
Other	9,392	4,190	14,985
Total noninterest income	117,920	164,633	295,449
Noninterest expense:
Salaries, commissions, and other employee benefits	195,479	203,477	212,618
Equipment and occupancy expense	45,844	48,093	52,524
General and administrative expense	124,594	154,674	168,806
Total noninterest expense	365,917	406,244	433,948
Segment earnings	$153,857	$110,637	$168,553

Residential Mortgage Lending and Servicing			Table 14
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Key Metrics:
Mortgage lending volume:
Agency	$4,774,823	$4,006,216	$4,097,733
Jumbo	3,243,371	5,052,273	4,287,189
Other	778,784	398,088	28,164
Mortgage lending volume	$8,796,978	$9,456,577	$8,413,086
Mortgage loans sold:(1)
Agency, excluding GNMA II	$4,704,229	$3,762,932	$4,271,154
Jumbo	2,466,918	2,173,539	1,486,036
GNMA II	10,670	139,970	407,092
Other	45,078	17,160	207,989
Mortgage loans sold	$7,226,895	$6,093,601	$6,372,271
Applications	$1,162,949	$1,296,496	$1,335,506
Rate locks	1,136,190	1,144,034	1,251,366
Mortgage Lending Volume by Channel:
Retail	$6,193,020	$5,890,116	$4,484,442
Consumer Direct	1,542,122	1,366,520	1,715,878
Correspondent	1,061,836	2,199,941	2,212,765
Purchase Activity (%):
Retail	61%	65%	71%
Consumer Direct	15%	10%	9%
Correspondent	73%	58%	56%
Total	54%	56%	54%

(1)
Excludes sales of loans to third party servicers out of government insured pool buyouts accounted for under ASC 310-30 since additional cash flows expected and/or realized in the pool are not recognized into earnings immediately but come in as a prospective adjustment to yield for the remainder of the pool.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Consumer Banking segment earnings increased by $43.2 million, or 39%, in 2016 compared to 2015, primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by a decrease in noninterest income.

Net interest income increased by $51.8 million, or 14%, in 2016 compared to 2015 due to an increase in interest income of $110.3 million, or 18% partially offset by an increase in interest expense of $58.5 million, or 24%, in 2016. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates.
Noninterest income decreased by $46.7 million, or 28%, in 2016 compared to 2015. The decrease was driven by a decrease in net loan servicing income of $52.3 million and deposit fee income of $5.2 million in 2016 compared to 2015 partially offset by increases in gain on sale of loans of $3.6 million, loan production revenue of $1.9 million and other income of $5.2 million in 2016 compared to 2015. Please see "Analysis of Statements of Income" and "Analysis Statement of Condition" for an explanation of the changes in the activity related to these items. Gain on sale of loans increased by $3.6 million in 2016 compared to 2015 primarily due to an increase in agency origination volume of $768.6 million, an increase in agency sales volume of $941.3 million as well as an increase of $293.4 million in the amount of jumbo loans sold in 2016 compared to 2015. These increases were partially offset by a $1.8 billion decrease in jumbo loan originations in 2016 compared to 2015.
Noninterest expense decreased by $40.3 million, or 10%, in 2016 compared to 2015. The decrease was due to decreases in salaries, commissions and employee benefits, equipment and occupancy expense, and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
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
Commercial Banking

Commercial Banking			Table 15
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net interest income	$334,404	$315,711	$251,357
Provision for loan and lease losses	35,143	26,538	11,778
Net interest income after provision for loan and lease losses	299,261	289,173	239,579
Noninterest income:
Loan production revenue	6,198	4,944	3,218
Other lease income	15,886	14,712	16,997
Gain on sale of loans	12,408	9,960	1,711
Other	12,089	20,462	19,423
Total noninterest income	46,581	50,078	41,349
Noninterest expense:
Salaries, commissions and other employee benefits expense	60,337	54,063	62,848
Equipment and occupancy expense	14,014	14,163	20,183
General and administrative expense	55,281	49,523	20,576
Total noninterest expense	129,632	117,749	103,607
Segment earnings	$216,210	$221,502	$177,321
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Commercial Banking segment earnings decreased by $5.3 million, or 2%, in 2016 compared to 2015 primarily due to a decrease in noninterest income and an increase in noninterest expense partially offset by an increase in net interest income.
Net interest income increased by $18.7 million, or 6%, in 2016 compared to 2015 due mainly to higher average balances experienced in the three major categories of our commercial and commercial real estate portfolio as well as an increase in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan and lease losses increased 3% as a result of changes in the provision for loan and lease losses and allowance for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income decreased by $3.5 million, or 7%, in 2016 compared to 2015 primarily due to a decrease in other income partially offset by an increase in loan production revenue, other lease income and gain on sale of loans. The decrease in other income is primarily due to a decrease of $8.9 million in prepayment fee income related to our servicing of certain commercial loans. Gain on sale of loans increased by $2.4 million due to an increase in commercial loan and leases sales of $0.5 billion in 2016 compared to 2015. Please see "Analysis of Statements of Income" for an additional explanation of the changes in the activity related to these items.

Noninterest expense increased by $11.9 million, or 10%, in 2016 compared to 2015 primarily due to an increase in salaries, commissions and other employee benefits expense and general and administrative expense. These increases were largely due to increases in salaries and commissions resulting from an increase in headcount. In addition, our general and administrative expense increased by $5.8 million primarily due to an increase in inter-segment allocations due to the increase in headcount and overall asset growth within the segment. In addition, FDIC fees allocated to our Commercial Banking segment increased by $2.3 million due to the increase in our commercial assets. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
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
Corporate Services

Corporate Services			Table 16
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Net interest income (loss) after provision for loan and lease losses	$(19,733)	$(11,265)	$(6,357)
Total noninterest income	2,564	669	441
Noninterest expense:
Salaries, commissions and employee benefits	113,534	110,040	95,004
Equipment and occupancy expense	29,153	26,990	27,272
Other general and administrative expense	56,116	51,017	44,069
Inter-segment allocations	(75,405)	(73,663)	(64,958)
Total noninterest expense	123,398	114,384	101,387
Segment earnings (loss)	$(140,567)	$(124,980)	$(107,303)
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Corporate Services segment loss increased by $15.6 million, or 12%, in 2016 compared to 2015 primarily due to an increase in net interest loss and an increase in noninterest expense partially offset by an increase in noninterest income.
Net interest loss increased by $8.5 million, or 75%, in 2016 compared to 2015 primarily due to an increase in interest expense as a result of the subordinated notes issued in the second quarter of 2015 and the first quarter of 2016.
Noninterest income increased by $1.9 million, or 283% in 2016 compared to 2015 primarily due to a $1.5 million gain on extinguishment of $5.0 million of our trust preferred securities during the second quarter of 2016.
Noninterest expense increased by $9.0 million, or 8%, in 2016 compared to 2015 primarily due to an increase in salaries, commissions and employee benefits, equipment and occupancy expense and other general and administrative expense.
Salaries, commissions and employee benefits increased by $3.5 million, or 3%, in 2016 compared to 2015 primarily due to the impact of 2016 merit increases, the timing of incentive accruals compared to prior year and an increase in temporary help related to the potential TIAA merger. Equipment and occupancy expense increased by $2.2 million, or 8%, in 2016 compared to 2015 primarily due to higher software and licensing expense. General and administrative expense increased by $5.1 million, or 10%, in 2016 compared to 2015 primarily due to an increase in legal and professional expenses related to the potential TIAA merger. Net inter-segment allocations increased by $1.7 million, or 2%, in 2016 compared to 2015 primarily due to an increase in risk and legal allocations partially offset by decreases in both marketing and information technology allocations.
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
Our overall investment strategy focuses on acquiring investment-grade senior mortgage-backed securities backed by seasoned loans with high credit quality and credit enhancements to generate earnings in the form of interest and dividends while offering liquidity, credit, and interest rate risk management opportunities to support our asset and liability management strategy. Within our investment strategy, we also utilize highly rated structured products including Re-securitized Real Estate Mortgage Investment Conduits (Re-REMICs) for the added protection from credit losses and ratings deteriorations that accompany alternative securities along with U.S. Treasury securities which receive favorable treatment when held as collateral for certain derivative positions. All securities investments satisfy our internal guidelines for credit profile and generally have a relatively short duration which helps mitigate interest rate risk arising from changes in market interest rates.
Available for sale securities are used as part of our asset and liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.
The following table sets forth the fair value of investment securities classified as available for sale and the amortized cost of investment securities held to maturity as of December 31, 2016, 2015, and 2014:

Investment Securities Carrying Value			Table 17
(dollars in thousands)	2016	2015	2014
Available for sale (at fair value):
Residential collateralized mortgage obligations (CMO) securities — nonagency	$452,418	$553,258	$774,235
U.S. Treasury securities	31,867	—	—
Asset-backed securities	1,165	1,352	1,395
Other (1)	386	409	681
Total investment securities available for sale	485,836	555,019	776,311
Held to maturity (at amortized cost):
Residential CMO securities — agency	2,809	13,065	27,801
Residential Mortgage Backed Securities (MBS) — agency	86,648	90,681	87,283
Total investment securities held to maturity	89,457	103,746	115,084
Total investment securities	$575,293	$658,765	$891,395

(1)	Other investments is comprised of residential agency CMO securities, residential agency MBS and equity securities.
The amortized cost and fair value of debt securities at December 31, 2016 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, including CMO securities, are disclosed separately in the table below, as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

Contractual Maturity Distribution, Weighted-Average Yield to Maturity, and Fair Value of Investment Securities			Table 18
(dollars in thousands)	Amortized Cost	Fair Value	Yield
Available for sale:
Less than one year
U.S. Treasury securities	$31,879	$31,867	0.57%
After ten years
Asset-backed securities	1,426	1,165	2.34%
Not due at a single maturity:
Residential CMO securities — agency	15	16	6.00%
Residential CMO securities — nonagency	452,035	452,418	2.83%
Residential MBS securities — agency	133	139	3.07%
	485,488	485,605
Held to maturity:
Not due at a single maturity:
Residential CMO securities — agency	2,809	2,896	3.26%
Residential MBS securities — agency	86,648	87,142	2.61%
	89,457	90,038
	$574,945	$575,643
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
Residential — Nonagency
At December 31, 2016, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. Investments in residential nonagency CMO securities totaled $452.4 million, or 79% of our investment securities portfolio. Our residential nonagency CMO securities decreased to $452.4 million at December 31, 2016 from $553.3 million at December 31, 2015, or 18%, primarily due to reductions in amortized cost resulting from principal payments received of $182.5 million, partially offset by purchases of $78.7 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $135.2 million, or 30%, of our residential nonagency CMO investment securities at December 31, 2016.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At December 31, 2016, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 735, a weighted average amortized loan-to-value ratio (LTV), of 53%, and was seasoned an average of 142 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Residential — Agency
At December 31, 2016, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. Investments in residential agency CMO securities totaled $2.8 million. Our residential agency MBS portfolio totaled $86.8 million, or 15%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
Our residential agency CMO securities decreased by $10.3 million, or 78%, to $2.8 million at December 31, 2016 from $13.1 million at December 31, 2015 primarily due to reductions to amortized cost resulting from principal payments received of $10.2 million and the amortization of premiums and discounts. Our residential agency MBS securities decreased by $4.0 million, or 4%, to $86.8 million at December 31, 2016, from $90.8 million at December 31, 2015 primarily due to principal payments received of $10.2 million partially offset by purchases of $6.4 million.
U.S. Treasury Securities
At December 31, 2016, the Company held $31.9 million in U.S. Treasury securities to serve as collateral for certain of our derivative positions. These securities were purchased during the third quarter of 2016, have a remaining maturity of less than one year and receive favorable collateral treatment compared to cash and thereby reduce the cash collateral required.

Loans Held for Sale
We typically transfer originated or acquired residential mortgage loans, commercial and commercial real estate loans and equipment financing receivables to various financial institutions, government agencies, or government-sponsored enterprises. In addition, we enter into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), Fannie Mae (FNMA) or GNMA, and are subsequently sold to third party investors. Typically, we account for these transfers as sales and retain the right to service the loans. For conforming transactions and certain non-conforming transactions, we sell whole loans outright to qualified institutional buyers and typically retain the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at December 31, 2016 and 2015:

Loans Held for Sale		Table 19
(dollars in thousands)	2016	2015
Mortgage warehouse (carried at fair value)	$622,182	$624,726
Other residential (carried at fair value)	649,711	683,015
Total loans held for sale carried at fair value	1,271,893	1,307,741
Other residential	130,674	22,774
Commercial and commercial real estate	40,696	178,753
Total loans held for sale carried at lower of cost or market value	171,370	201,527
Total loans held for sale	$1,443,263	$1,509,268
Mortgage Warehouse
At December 31, 2016, our mortgage warehouse loans totaled $622.2 million, or 43%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet and in part due to the burden of complying with the requirements of hedge accounting, we have elected the fair value option of accounting under U.S. GAAP on this portfolio of loans. Mortgage warehouse loans decreased by $2.6 million, from $624.7 million at December 31, 2015.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale at December 31, 2016 and 2015:

Mortgage Warehouse		Table 20
(dollars in thousands)	2016	2015
30 days or less	$390,080	$299,910
31- 90 days	154,886	299,996
Greater than 90 days	77,216	24,820
Total mortgage warehouse	$622,182	$624,726
Subsequent to December 31, 2016, we sold $54.9 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $22.3 million of warehouse loans were made up of conforming or government products.
Other Residential Loans Carried at Fair value
At December 31, 2016, our other residential loans carried at fair value totaled $649.7 million or 45% of our total loans held for sale portfolio. Other residential loans are comprised of our originated fixed-rate jumbo preferred loans that we sell to institutional investors. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans. Electing to use fair value allows a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements of hedge accounting. Other residential loans carried at fair value decreased by $33.3 million, or 5%, from $683.0 million at December 31, 2015, due to sales of loans with a recorded investment of $1.4 billion, paydowns and payoffs of $72.7 million, and transfers to held for investment of $26.2 million during the year ended December 31, 2016. This activity was offset by originations of $1.4 billion during the year ended December 31, 2016. The remaining activity relates to gains included in earnings for the period. Gains include any changes in the fair value of the loans while present on our balance sheet.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale at December 31, 2016 and 2015:

Other Residential Loans Carried at Fair Value		Table 21
(dollars in thousands)	2016	2015
90 days or less	$342,608	$174,262
91- 180 days	127,304	232,784
Greater than 180 days	179,799	275,969
Total other residential loans carried at fair value	$649,711	$683,015

Other Residential Loans Carried at Lower of Cost or Market Value
Our other residential loans carried at the lower of cost or market value increased by $107.9 million from $22.8 million at December 31, 2015 to $130.7 million at December 31, 2016. During the year ended December 31, 2016, we transferred $1.9 billion of government insured pool buyout loans and transferred $1.4 billion of other residential mortgages, from loans held for investment to loans held for sale. Of those government insured pool buyout loans we transferred and sold $10.7 million to GNMA in exchange for mortgage-backed securities and sold $1.9 billion to third parties through whole loan sales. Of our other residential mortgages transferred to held for sale, we sold loans of $1.2 billion to third parties through whole loan sales. We also transferred $182.6 million of residential and government insured pool buyouts from held for sale to held for investment.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $40.7 million, or 3%, of our total loans held for sale at December 31, 2016, which was a decrease of $138.1 million, or 77% from December 31, 2015. During the year ended December 31, 2016, we sold loans of $598.2 million to third parties through whole loan sales, transferred $73.3 million from loans held for sale to loans held for investment and had paydowns of $11.9 million. This activity was offset by transfers from loans held for investment to loans held for sale of $471.8 million and a $75.0 million acquisition of commercial and commercial real estate loans directly into the held for sale portfolio through a clean-up call.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at December 31, 2016, 2015, 2014, 2013, and 2012:

Loans and Leases Held for Investment									Table 22
	2016		2015		2014		2013		2012
(dollars in thousands)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Residential mortgages:
Residential	$6,564,126	27.9%	$7,501,767	33.7%	$6,324,965	35.7%	$5,153,106	39.0%	$3,949,284	31.5%
Government insured pool buyouts	5,249,552	22.3%	4,215,355	19.0%	3,595,105	20.2%	1,891,637	14.3%	2,759,464	22.1%
Commercial and commercial real estate:
Commercial real estate and other commercial	3,756,509	15.9%	3,954,522	17.8%	3,527,586	19.9%	3,276,130	24.7%	3,442,115	27.5%
Mortgage warehouse finance	2,592,799	11.0%	2,372,731	10.7%	1,356,651	7.6%	944,219	7.1%	969,881	7.8%
Lender finance	1,589,554	6.7%	1,280,423	5.8%	762,453	4.3%	592,621	4.5%	359,772	2.9%
Equipment financing receivables	2,560,105	10.9%	2,400,909	10.8%	2,031,570	11.4%	1,237,941	9.3%	836,935	6.7%
Home equity lines and other	1,244,332	5.3%	501,785	2.2%	161,923	0.9%	157,070	1.1%	187,638	1.5%
Total loans and leases, net of unearned income	23,556,977	100.0%	22,227,492	100.0%	17,760,253	100.0%	13,252,724	100.0%	12,505,089	100.0%
Allowance for loan and lease losses	(103,304)		(78,137)		(60,846)		(63,690)		(82,102)
Total loans and leases, net	$23,453,673		$22,149,355		$17,699,407		$13,189,034		$12,422,987
The balances presented above include:
Net purchased loan and lease discounts	$104,558		$45,770		$47,108		$102,416		$164,132
Net deferred loan and lease origination costs	$123,484		$123,255		$94,778		$54,107		$25,275
The following table shows the contractual maturities, including scheduled principal repayments, of our commercial and commercial real estate portfolio and the distribution between fixed and adjustable interest rate loans at December 31, 2016:

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates(1)				Table 23
(dollars in thousands)	Due in One Year or Less	Due After One to Five Years(2)	Due After Five Years(2)	Total
Commercial and commercial real estate(3)	$3,067,434	$2,252,582	$2,618,846	$7,938,862

(1)	Based on contractual maturities.

(2)	As of December 31, 2016, loans maturing after one year consisted of $2.4 billion in variable rate loans and $2.4 billion in fixed rate loans.

(3)	Calculated net recorded investment does not include $47.9 million in ALLL.
Residential Mortgage Loans
At December 31, 2016, our residential mortgage loans totaled $6.6 billion, or 28%, of our total loans and leases held for investment portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.
Residential mortgage loans decreased by $0.9 billion, or 12%, from $7.5 billion at December 31, 2015. This decrease was primarily due to net transfers from loans held for investment (LHFI) to loans held for sale (LHFS) of $1.3 billion net recorded investment (NRI) as well as paydowns and payoffs of existing loans, partially offset by retained originations of $1.9 billion during the year ended December 31, 2016.
Government Insured Pool Buyouts
At December 31, 2016, our government insured pool buyout loan portfolio totaled $5.2 billion, or 22%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $1.0 billion, or 25%, from $4.2 billion at December 31, 2015. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $4.7 billion partially offset by net transfers from LHFI to LHFS of $1.9 billion NRI, $1.4 billion of delinquent loans reaching foreclosure as well as paydowns and payoffs of existing loans.

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
We also acquire mortgage pool buyouts through third-party acquisitions. At December 31, 2016, most of the mortgage pool buyout purchases noted above related to acquisitions from third-parties with those parties retaining the related servicing rights. For these acquired loans, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are ACI loans. After the loans have been individually identified as ACI loans, we pool these loans based on common risk characteristics. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosure and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the purchase discount associated with the pool, assuming there has not been a previous impairment, and is recognized through an adjustment to the prospective yield. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue, and such deferral of prospective yield through the balance sheet may result in growth in the deferred purchase discount due to changes in expected cash flows. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets. A minority of our servicing contracts include language which requires us to bear the risk of loss associated with advances that are not eligible for reimbursement by the FHA.
Before we contract with a third party to service a portion of our government insured pool buyout portfolio, we perform due diligence to ensure the servicer is (1) an approved servicer of mortgage loans for the various GSEs and other government agencies, (2) properly licensed and qualified to do business and is in good standing in each jurisdiction in which such licensing and qualification is necessary, (3) an approved servicer for any nationally recognized insurer providing mortgage insurance on the loans being serviced, and (4) qualified to act as servicer, and we confirm that no event has occurred which would make the third party unable to comply with all such eligibility requirements or would require notification to the GSEs or other government agencies. At December 31, 2016, substantially all of our government insured pool buyout portfolio was serviced by third parties.
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
Mortgage Warehouse Finance
At December 31, 2016, our mortgage warehouse finance portfolio totaled $2.6 billion, or 11%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government insured residential loans, to mid-sized, high-quality mortgage banking companies across the country.
Mortgage warehouse finance increased by $0.2 billion, or 9%, from $2.4 billion at December 31, 2015. This change was primarily due to increased utilization by existing customers of $0.1 billion, as well as origination activity of $0.1 billion. Due to both the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customers' focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by strengthening or weakening in residential mortgage demand as well as our sales and marketing efforts.
Lender Finance
At December 31, 2016, our lender finance portfolio totaled $1.6 billion, or 7%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Lender finance increased by $0.3 billion, or 24%, from $1.3 billion at December 31, 2015. This increase was primarily due to acquisitions of $0.3 billion and origination activity of $0.3 billion on commercial credit facilities, partially offset by decreased utilization by existing customers of $0.2 billion. Due to both the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our sales and marketing efforts.

Other Commercial and Commercial Real Estate
At December 31, 2016, our other commercial and commercial real estate portfolio totaled $3.8 billion, or 16%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and commercial and industrial loans.
Other commercial and commercial real estate decreased by $0.2 billion, or 5.0%, from $4.0 billion at December 31, 2015. This change was primarily due to net transfers from LHFI to LHFS of $0.4 billion NRI and paydowns and payoffs, partially offset by originations of $0.8 billion and acquisitions of $0.1 billion.
Equipment Financing Receivables
Equipment financing receivables increased by $0.2 billion, or 7%, to $2.6 billion, or 11%, of our total loan and lease held for investment portfolio at December 31, 2016, from $2.4 billion at December 31, 2015. The increase was the result of originations of $1.3 billion and earned income of $0.1 billion, partially offset by paydowns on existing loan and lease receivables of $1.0 billion and transfers to held for sale of $0.2 billion. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking, and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines and Other Consumer Loans
At December 31, 2016, our home equity lines and other consumer loans totaled $1.2 billion, or 5%, of our total held for investment loan and lease portfolio, an increase of $0.7 billion, or 148.0%, from $0.5 billion at December 31, 2015. This increase was primarily the result of originations of $0.7 billion and acquisitions of $0.3 billion, partially offset by paydowns on our existing lines of credit. Our other consumer loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the years ended December 31, 2016, 2015, and 2014:

Change in Mortgage Servicing Rights			Table 24
(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$335,280	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	69,988	57,212	57,877
Sale of servicing rights	(1,020)	(54,227)	(55,547)
Amortization	(68,586)	(71,150)	(79,234)
Decrease (increase) in valuation allowance	(61,392)	(31,986)	8,012
Other	(329)	(188)	(2,169)
Balance, end of period	$273,941	$335,280	$435,619
Valuation allowance:
Balance, beginning of period	$11,778	$—	$8,012
Increase in valuation allowance	82,584	48,147	—
Recoveries	(21,192)	(16,161)	(8,012)
Write-off of valuation allowance	—	(20,208)	—
Balance, end of period	$73,170	$11,778	$—
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Additions of originated servicing rights increased by $12.8 million, or 22%, in the year ended December 31, 2016 compared to the same period in 2015 primarily due to an increase of $770.1 million, or 14%, in residential mortgage loans sold with servicing retained coupled with a decrease in the weighted average prepayment rate and discount rate, which was partially offset by an increase in the weighted average life on newly originated MSR for the year ended December 31, 2016 compared to originated MSR for the year ended December 31, 2015.
Sale of servicing rights decreased by $53.2 million or 98% during the year ended December 31, 2016 compared to the same period in 2015 due to the sales of $174.4 million in UPB of residential servicing rights totaling $1.0 million of MSR during the year ended December 31, 2016 compared to the sales of $8.2 billion in UPB of GNMA, FHLMC, and FNMA servicing rights totaling $54.2 million of MSR in 2015.
Amortization expense decreased by $2.6 million, or 4%, during the year ended December 31, 2016 compared to the same period in 2015 due in part to the reduction in UPB of our servicing portfolio through paydowns. Despite the sale of $8.2 billion of UPB of servicing rights in 2015, amortization expense remained high throughout the year ended December 31, 2016, due in part to the decreases in BMR experienced during the majority of the year. These decreases in BMR led to a shortening in the weighted average life of the MSR, which increased amortization expense.
During the year ended December 31, 2016 we recorded net impairment of $61.4 million, primarily due to declining interest rates resulting in higher expected prepayments. The BMR decreased by 56 basis from 3.90% at December 31, 2015 to 3.34% at September 30, 2016 leading to an increase in the valuation allowance of $82.6 million during this period. The BMR increased 72 basis points to 4.06% at December 31, 2016. As a result of the sharp increase in interest rates, estimated prepayment speeds decreased and we recorded a recovery of our valuation allowance of $21.2 million during the three months ended December 31, 2016. While the absolute value of BMR went up year over year, market estimated prepayment speeds remained elevated due to volatile interest rates on mortgages. The estimated weighted average prepayment speeds were 13.90% and 11.34% at December 31, 2016 and 2015, respectively. As of December 31, 2015, we had a valuation allowance of $11.8 million. During the year ended December 31, 2015 we recorded net impairment of $32.0 million. As a result of the MSR sales in 2015, we determined that $20.2 million of the basis of our MSR was permanently impaired and wrote off the $20.2 million through our valuation allowance upon sale.
Other Assets
The following table sets forth other assets by category as of December 31, 2016 and 2015:

Other Assets		Table 25
(dollars in thousands)	2016	2015
Foreclosure claims receivable, net of allowance of $14,722 and $11,187, respectively	$527,848	$530,624
Accrued interest receivable	156,937	153,156
Servicing advances, net of allowance of $5,554 and $10,280, respectively	53,428	53,709
Fair value of derivatives, net	52,605	10,061
Goodwill	46,859	46,859
Equipment under operating leases, net	38,265	43,250
Other real estate owned, net of allowance of $2,727 and $5,316, respectively	25,515	17,253
Margin receivable, net	20,361	40,811
Corporate advances, net of allowance of $385 and $556, respectively	17,963	28,300
Prepaid assets	13,839	12,802
Income taxes receivable, net	2,827	69,485
Intangible assets, net	996	1,772
Other	46,423	40,795
	$1,003,866	$1,048,877
Other assets decreased $45.0 million, or 4%, to $1.0 billion at December 31, 2016 from $1.0 billion at December 31, 2015. The decrease was driven primarily by decreases in income tax receivable, margin receivable, corporate advances, equipment under operating leases and foreclosure claims receivable which were partially offset by increases in fair value of derivatives, other real estate owned and accrued interest receivable.
Foreclosure claims receivable decreased by $2.8 million, or 1%, from December 31, 2015 to December 31, 2016. The decrease was primarily due to claim funds received partially offset by continued purchases of government insured residential mortgage loans where the loans are in various stages of foreclosure. We acquired government insured mortgages in various stages of delinquency with an approximate UPB of $4.7 billion and $3.1 billion in December 31, 2016 and December 31, 2015, respectively.
Accrued interest receivable increased by $3.8 million, or 2%, from December 31, 2015 to December 31, 2016. The increase was primarily due to an increase in the period end balance of our government insured pool buyouts from $4.2 billion at December 31, 2015 to $5.2 billion at December 31, 2016 as our government insured pool buyout purchases are accounted for under ASC 310-30 and remain on accrual irrespective of delinquency due to the related government guarantee and our ability to estimate expected cash flows.
The fair value of our derivatives increased by $42.5 million from December 31, 2015 to December 31, 2016. The increase was primarily due to derivatives associated with the purchase of loans and the associated indemnification assets and interest rate lock commitments. For further information on this increase see the schedule of derivative fair values at Note 22.
Equipment under operating leases decreased by $5.0 million, or 12%, from December 31, 2015 to December 31, 2016. The decrease was primarily due to an overall decline in operating leases during 2016.
Other real estate owned increased by $8.3 million, or 48%, from December 31, 2015 to December 31, 2016. The increase was due to $28.9 million in additional OREO acquired which was offset by the sale of OREO of $19.6 million and a $1.0 million increase in the reserve.
Net margin receivable decreased by $20.5 million, or 50%, from December 31, 2015 to December 31, 2016. Our margin receivable is utilized in offsetting derivative liability positions in the balance sheet. The decrease in margin receivable was primarily the result of the decision to pledge $31.8 million in U.S. Treasury Securities to serve as collateral for certain of our derivative liability positions thereby reducing the cash collateral required. This reduction was partially offset by our posting additional margin receivable for several positions that experienced a decline in the fair values of the related derivative instruments resulting in a greater liability position on the balance sheet before netting. See Note 22 in our consolidated financial statements for more information related to our netting and cash collateral adjustments.
Corporate advances decreased by $10.3 million, or 37%, from December 31, 2015 to December 31, 2016. The decrease was primarily due to the receipt of funds of $7.3 million for servicing that is in run-off mode as well as the receipt of advances in early 2016 from the sale of MSR and related advances to Nationstar during 2015.
Income taxes receivable decreased by $66.5 million, or 96%, from December 31, 2015 to December 31, 2016. The decrease was primarily caused by our receipt of a $40.0 million federal income tax refund, and the booking of current tax expense of $109.3 million. This decrease was partially offset by $82.6 million of federal and state tax payments.
Deferred Tax Liability
Net deferred tax liability decreased by $25.1 million, from $86.4 million at December 31, 2015, to $61.3 million at December 31, 2016. The decrease was primarily driven by a decrease in equipment lease originations, tax mark-to-market adjustments and the tax effect of other comprehensive income adjustments.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss decreased by $12.5 million to a loss of $51.5 million at December 31, 2016, from a loss of $64.0 million at December 31, 2015, primarily due to the reclassifications of unrealized losses during the period into income on interest rate swaps and debt securities as well as changes in fair value related to our debt securities which was partially offset by the change in fair value related to our interest rate swaps.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at December 31, 2016 and 2015:

Carrying Value of ACI Loans			Table 26
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
2016
UPB or contractual net investment	$4,590,807	$56,746	$4,647,553
Plus: contractual interest due or unearned income	3,216,264	17,375	3,233,639
Contractual cash flows due	7,807,071	74,121	7,881,192
Less: nonaccretable difference	2,967,701	872	2,968,573
Less: Allowance for loan losses	8,769	35	8,804
Expected cash flows	4,830,601	73,214	4,903,815
Less: accretable yield	340,148	21,193	361,341
Carrying value	$4,490,453	$52,021	$4,542,474
Carrying value as a percentage of UPB or contractual net investment	98%	92%	98%
2015
UPB or contractual net investment	$3,503,138	$117,051	$3,620,189
Plus: contractual interest due or unearned income	2,601,232	43,694	2,644,926
Contractual cash flows due	6,104,370	160,745	6,265,115
Less: nonaccretable difference	2,395,113	5,725	2,400,838
Less: Allowance for loan losses	7,031	346	7,377
Expected cash flows	3,702,226	154,674	3,856,900
Less: accretable yield	252,841	43,690	296,531
Carrying value	$3,449,385	$110,984	$3,560,369
Carrying value as a percentage of UPB or contractual net investment	98%	95%	98%
In our residential ACI portfolio, additional impairment of $1.7 million was recorded as a valuation allowance for the year ended December 31, 2016. Within this portfolio, we also reclassified $2.2 million from accretable yield due to a reduction in undiscounted expected cash flows of our government insured pool buyout portfolio. This reduction was primarily a result of changes in our expectation of loan modifications and liquidation timing as a result of a changing interest rate environment. The revisions to the expected cash flows were a result of continued monitoring and analytics available to us given the increases in portfolio balances and historical activity related to these assets. This change in assumptions drove a reduction in the expected cash flows but, as a result of the decreased duration, the weighted average yield on the portfolio increased.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of $0.3 million was recorded for the year ended December 31, 2016 on one of our loan pools due to improving expected cash flows. Within this portfolio, we also reclassified $12.2 million from accretable yield due to a reduction in undiscounted expected cash flows. This reduction was primarily the result of unscheduled principal paydowns and payoffs, which drove a reduction in the expected cash flows.
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
For purposes of disclosure in the table below, we exclude government insured pool buyout loans from our definition of non-performing loans and leases. We also exclude ACI loans from non-performing status because we expect to collect the full carrying value, inclusive of purchase discounts, of the loans. If we are unable to reasonably estimate future cash flows, these loans may be classified as nonaccrual loans and interest income will not be recognized until the timing and amount of future cash flows can be reasonably estimated.
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
In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to the contractual terms of their loans, the loan is classified as a TDR. Loans restructured with terms and at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are not considered to be impaired loans in calendar years subsequent to the restructuring.

The following table sets forth the composition of our NPA including nonaccrual, accruing loans and leases past due 90 or more days, TDR and OREO, as of the dates indicated. The balances of NPA reflect the net investment in such assets including deductions for purchase discounts.

Non-Performing Assets(1)					Table 27
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans and leases:
Consumer Banking:
Residential mortgages	$32,405	$32,218	$24,576	$59,526	$73,752
Home equity lines and other	7,083	3,339	2,401	3,288	4,578
Commercial Banking:
Commercial and commercial real estate	102,255	71,913	41,140	18,569	76,289
Equipment financing receivables	41,141	17,407	8,866	4,527	2,010
Total non-accrual loans and leases	182,884	124,877	76,983	85,910	156,629
Accruing loans 90 days or more past due	—	—	—	—	—
Total non-performing loans (NPL)	182,884	124,877	76,983	85,910	156,629
Other real estate owned	11,390	17,253	22,509	29,034	40,492
Total NPA	194,274	142,130	99,492	114,944	197,121
TDR less than 90 days past due	14,118	16,425	13,634	76,913	90,094
Total NPA and TDR(1)	$208,392	$158,555	$113,126	$191,857	$287,215
Total NPA and TDR	$208,392	$158,555	$113,126	$191,857	$287,215
Government insured 90 days or more past due still accruing	3,725,159	3,199,978	2,646,415	1,039,541	1,729,877
Loans and leases accounted for under ASC 310-30:
90 days or more past due	3,437	5,148	8,448	10,083	79,984
OREO	—	—	—	—	16,528
Total regulatory NPA and TDR	$3,936,988	$3,363,681	$2,767,989	$1,241,481	$2,113,604
Adjusted credit quality ratios: (1)
NPL to total loans	0.73%	0.53%	0.41%	0.61%	1.08%
NPA to total assets	0.70%	0.53%	0.46%	0.65%	1.08%
NPA and TDR to total assets	0.75%	0.60%	0.52%	1.09%	1.57%
Credit quality ratios including government insured loans and loans and leases accounted for under ASC 310-30:
NPL to total loans	15.71%	14.08%	14.63%	8.12%	13.55%
NPA to total assets	14.09%	12.58%	12.74%	6.60%	11.09%
NPA and TDR to total assets	14.14%	12.64%	12.80%	7.04%	11.59%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR increased by $49.8 million, or 31%, to $208.4 million at December 31, 2016, from $158.6 million at December 31, 2015. This increase was comprised of a $58.0 million increase in nonaccrual loans and leases, offset by a decrease in real estate owned of $5.9 million and a $2.3 million decrease in TDRs less than 90 days past due. The increase in nonaccrual loans was primarily attributable to an increase of $30.3 million, or 42%, in commercial and commercial real estate nonaccrual loans and an increase of $23.7 million, or 136%, in equipment financing receivables nonaccrual loan and leases. The increase in nonaccrual commercial and commercial real estate loans was primarily the result of the downgrade to substandard and impairment of two commercial relationships with a post-impairment balance at December 31, 2016 of $33.9 million. These loans were downgraded to substandard due to concerns regarding the borrower's ability to continue to service the debt due to potential vacancies on our borrower's properties going forward. The increase in nonaccrual equipment financing receivables was the result of net additions to the nonaccrual population during the year ended December 31, 2016 of $25.6 million. Of those additions during 2016, $4.6 million are still greater than 90 days past due as of December 31, 2016.
Total regulatory NPA and TDRs increased by $0.6 billion, or 17%, to $3.9 billion at December 31, 2016 compared to $3.4 billion at December 31, 2015. The increase in total regulatory NPA and TDR was primarily driven by an increase of $0.5 billion, or 16%, in government insured loans 90 days or more past due and still accruing which is reflective of the increase in our overall government insured pool buyouts in the loans held for investment portfolio.
We use an asset risk classification system in compliance with guidelines established by the OCC Handbook as part of our efforts to monitor asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses may make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset is not warranted. Commercial loans with adverse classifications are reviewed by the commercial credit committee of our executive credit committee monthly.
In addition to the problem loans described above, as of December 31, 2016, we had special mention loans and leases totaling $61.5 million, or less than 1%, of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases increased by $22.7 million, or 59%, to $61.5 million at December 31, 2016, from $38.8 million at December 31, 2015. This increase in special mention loans and leases was primarily comprised of a $21.4 million increase in special mention equipment financing receivables.
During the year ended December 31, 2016, $10.2 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs, excluding ACI loans, been current throughout the entire period. For these loans, $8.0 million was included in net interest income for December 31, 2016.
Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the years ended December 31, 2016, 2015, 2014, 2013, and 2012:

Allowance for Loan and Lease Losses Activity					Table 28
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
ALLL, beginning of period	$78,137	$60,846	$63,690	$82,102	$77,765
Charge-offs:
Consumer Banking:
Residential mortgages	8,710	9,143	8,366	15,575	19,226
Home equity lines and other	1,735	1,578	1,124	1,885	3,458
Commercial Banking:
Commercial and commercial real estate	4,033	2,424	6,913	12,917	8,597
Equipment financing receivables	13,510	11,528	5,797	3,651	3,671
Total charge-offs	27,988	24,673	22,200	34,028	34,952
Recoveries:
Consumer Banking:
Residential mortgages	717	708	1,096	1,696	650
Home equity lines and other	295	338	552	589	309
Commercial Banking:
Commercial and commercial real estate	214	440	9	4,786	6,056
Equipment financing receivables	2,961	2,291	888	604	275
Total recoveries	4,187	3,777	2,545	7,675	7,290
Net charge-offs	23,801	20,896	19,655	26,353	27,662
Provision for loan and lease losses	48,968	38,187	24,533	12,038	31,999
Transfers to loans held for sale	—	—	(7,722)	(4,097)	—
ALLL, end of period	$103,304	$78,137	$60,846	$63,690	$82,102
Net charge-offs to average loans and leases held for investment	0.10%	0.11%	0.13%	0.21%	0.31%
Net charge-offs for the year ended December 31, 2016 totaled $23.8 million, up $2.9 million, or 14%, over the year ended December 31, 2015. The increase in net charge-offs was primarily a result of an increase in net charge-offs associated with our commercial and commercial real estate loans and equipment financing receivables. Despite the noted increase in net charge-offs, we continue to experience a declining ratio of net charge-offs to average loans and leases held for investment as this ratio declined 9% during the year ended December 31, 2016 resulting in an overall ratio of 0.10% at December 31, 2016. This decline was consistent with the trend that has been noted in each of the years presented above as our nationwide model and centralized credit decisioning and underwriting process allows us to tightly control loan originations and acquisitions in order to allow for greater geographic or industry diversification compared to banks with a more regional focus.

The following table allocates the allowance for loan and lease losses by category:

Allowance for Loan and Lease Losses									Table 29
	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Residential mortgages	$28,764	27.8%	$26,951	34.5%	$25,098	41.2%	$26,497	41.6%	$33,631	41.0%
Commercial and commercial real estate	47,941	46.4%	34,875	44.6%	23,095	38.0%	29,987	47.1%	39,863	48.5%
Equipment financing receivables	19,895	19.3%	12,187	15.6%	8,649	14.2%	4,273	6.7%	3,181	3.9%
Home equity lines and other	6,704	6.5%	4,124	5.3%	4,004	6.6%	2,933	4.6%	5,427	6.6%
Total allowance	$103,304	100%	$78,137	100%	$60,846	100%	$63,690	100%	$82,102	100%
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
Residential mortgages, equipment financing receivables, and home equity lines each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability and intent to repay and the value of the underlying collateral. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status.
Individual loans and leases considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan or lease type, length of delinquency, insufficient collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information, such as Broker Price Opinions. Updated financial information on commercial and commercial real estate loans is also obtained from the borrower at least annually, or more frequently if the loan becomes delinquent. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans held for investment for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were 0.10%, 0.11%, 0.13%, 0.21% and 0.31%, respectively.
The ALLL totaled $103.3 million at December 31, 2016, an increase of $25.2 million, or 32%, from December 31, 2015 primarily due to additional ALLL recorded on the commercial and commercial real estate and equipment finance receivable portfolios. This additional ALLL was the result of growth in the impaired and nonaccrual balances, slightly weakening credit quality as well as overall growth in these portfolios. The ALLL totaled $78.1 million at December 31, 2015, an increase of $17.3 million, or 28%, from December 31, 2014 primarily due to additional ALLL recorded on the commercial and commercial real estate and equipment finance receivable portfolios. The ALLL totaled $60.8 million at December 31, 2014, a decrease of $2.8 million from December 31, 2013 primarily due to the improved credit quality associated with the commercial and commercial real estate portfolios as well as the residential mortgage portfolio. The ALLL totaled $63.7 million at December 31, 2013, a decrease of $18.4 million from December 31, 2012 primarily due to improved credit quality associated with the commercial and commercial real estate portfolios as well as the home equity lines and residential mortgage portfolio.
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

The tables below set forth the calculation of the ALLL based on the method for determining the allowance.

Analysis for Loan and Lease Losses						Table 30
	December 31, 2016			December 31, 2015
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$19,995	$8,769	$28,764	$19,920	$7,031	$26,951
Commercial and commercial real estate	47,906	35	47,941	34,529	346	34,875
Equipment financing receivables	19,895	—	19,895	12,187	—	12,187
Home equity lines and other	6,704	—	6,704	4,124	—	4,124
Total ALLL	$94,500	$8,804	$103,304	$70,760	$7,377	$78,137
ALLL as a percentage of loans and leases held for investment	0.50%	0.19%	0.44%	0.38%	0.21%	0.35%

Residential mortgages	$7,314,456	$4,499,222	$11,813,678	$8,260,706	$3,456,416	$11,717,122
Commercial and commercial real estate	7,886,806	52,056	7,938,862	7,496,346	111,330	7,607,676
Equipment financing receivables	2,560,105	—	2,560,105	2,400,909	—	2,400,909
Home equity lines and other	1,244,332	—	1,244,332	501,785	—	501,785
Total loans and leases held for investment	$19,005,699	$4,551,278	$23,556,977	$18,659,746	$3,567,746	$22,227,492
The recorded investment in loans and leases held for investment, excluding ACI loans, increased by $0.3 billion, or 2%, to $19.0 billion at December 31, 2016 from $18.7 billion at December 31, 2015. The growth was primarily attributable to new originations and strategic acquisitions within our commercial and commercial real estate and home equity lines portfolios, which were partially offset by transfers of loans held for investment to loans held for sale.
Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $0.9 billion, or 11%, to $7.3 billion at December 31, 2016, from $8.3 billion at December 31, 2015. The ALLL for residential mortgages, excluding ACI loans, increased by $0.1 million, or less than 1%, to $20.0 million at December 31, 2016, from $19.9 million at December 31, 2015. Charge-off activity for residential mortgages decreased 5% to $8.7 million for the year ended December 31, 2016. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The ALLL for our residential ACI portfolio increased by $1.7 million, or 25%, to $8.8 million at December 31, 2016, from $7.0 million at December 31, 2015. This increase was the result of changes in our expectation of loan modifications and liquidation timing resulting in a reduction in the expected cash flows for our residential ACI pools.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on an estimate of expected cash flows to be received subsequent to acquisition. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. Although we structure all of our loan sales as non-recourse, the underlying sales agreements require us to make certain market standard representations and warranties at the time of sale, which may require under certain circumstances for us to repurchase a loan that does not meet these representations and warranties. Repurchased loans are acquired at fair value and when delinquent, are recorded at collateral value, less cost to sell, with no associated allowance. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date.
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

Residential Loans Held for Investment Analysis			Table 31
December 31, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 7/1	$28,324	$2,412,760	$2,441,084
Jumbo 10/1	25,648	1,331,836	1,357,484
Jumbo 5/1	94,943	1,160,822	1,255,765
Jumbo fixed	1,663	33,225	34,888
Other originated	173,582	550,378	723,960
Total originated residential loans	324,160	5,489,021	5,813,181
Acquired or repurchased residential loans:
Loan repurchases	34,439	47,253	81,692
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	478,520	158,077	636,597
ASC 310-30 (ACI loan acquisitions)	32,512	144	32,656
Total acquired or repurchased residential loans	545,471	205,474	750,945
Total residential mortgage loans	$869,631	$5,694,495	$6,564,126
Due to recent economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a significant portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of December 31, 2016, the $5.5 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average original LTV of 67% and a weighted average original FICO score of 763. Of those originated residential loans, $4.8 million were greater than 30 days past due and $3.8 million were on non-accrual status at December 31, 2016.
The table below presents our government insured pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 32
December 31, 2016	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$796,391	$546,342	$3,442,602	$4,785,335
VA/other government insured	127,358	54,302	282,557	464,217
Total government insured	$923,749	$600,644	$3,725,159	$5,249,552
Government insured pool buyouts consist of loans that are insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs or the Department of Agriculture’s Rural Housing Service. Where we are the servicer of these loans, we have the opportunity to purchase above market rate, government insured loans at par. We also engage in acquisitions of government insured loans with the servicing retained by the seller that enables us to achieve similar economics. In most cases, acquired loans or loans purchased out of our servicing assets are greater than 89 days past due upon purchase and we do not expect to collect all of the contractual principal and interest on the loans. As such, these acquisitions are accounted for as ACI loan acquisitions. Loans that go through foreclosure generally have an expected duration of one to three years, depending on the state’s servicing timelines, which may vary widely based on state foreclosure laws. Allowance related to these government insured loans is low as payment of a majority of the principal, interest and servicer advances related to these loans is insured by the various government agencies.
The table below presents the five highest concentration percentages by state for our government insured pool buyout loans by product type and the corresponding states’ percentages of the U.S. population.

Government Insured Pool Buyouts Concentration of Credit Risk			Table 33
December 31, 2016	State Concentration
	FHA	VA/Other	% of U.S. Population (1)
New Jersey	9%		3%
New York	8		6
Texas	7	10%	8
California	7	6	12
Florida	6	8	6
North Carolina		6	3
Georgia		6	3
(1) Source: U.S. Census Bureau, 2010 Census

Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate, excluding ACI loans, increased by $0.4 billion, or 5%, to $7.9 billion at December 31, 2016, from $7.5 billion at December 31, 2015. The increase was due to organic growth in our commercial and commercial real estate portfolio as well as acquisitions of commercial credit facilities during the year ended December 31, 2016.
The ALLL for commercial and commercial real estate, excluding ACI loans, increased by $13.4 million or 39%, to $47.9 million at December 31, 2016, from $34.5 million at December 31, 2015. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, remained relatively consistent at 0.6% as of December 31, 2016 compared with 0.5% at December 31, 2015. The consistency in our coverage ratio reflects our commitment to ensuring that newly originated loans continue to adhere to our high underwriting standards.
When calculating the allowance for loan losses related to our commercial and commercial real estate loans, we include an assessment of historical loss factors, which include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At December 31, 2016, no segments included in commercial and commercial real estate loans used a shortened historical loss period compared to one segment having used 11 quarters at December 31, 2015. Charge-off activity for commercial and commercial real estate increased 66% to $4.0 million for the year ended December 31, 2016, from $2.4 million for the year ended December 31, 2015. Loan delinquency is one of the leading indicators of credit quality. As of December 31, 2016 and December 31, 2015, 0.5% and less than 0.1%, respectively, of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
The ALLL for our commercial and commercial real estate ACI portfolio decreased by $0.3 million, or 90%, to $35.0 thousand at December 31, 2016, from $0.3 million at December 31, 2015. This decrease was the result of the reversal of previous impairment in our commercial loan pools due to improving cash flow expectations.
ACI loans are recorded at fair value on the date of acquisition and accrue income over the life of the loan based on an estimate of expected cash flows to be received subsequent to acquisition. Under the accounting guidance, expected losses are a component of the expected cash flow analysis performed with no allowance necessary at the time of acquisition. An allowance is recorded when the present value of future expected cash flows discounted at the effective interest rate of the pool decreases after the acquisition date such that the book value of the pool is considered impaired. Non-ACI loans are also recorded at fair value on the date of acquisition and only credit losses subsequent to acquisition are included in the allowance for loan losses. As such, these loans carry an allowance that is smaller than what the inherent credit losses are at the acquisition date. A majority of the $1.4 billion in non-credit impaired, acquired loans were acquired in our acquisition of BPL or represent loans acquired within our lender finance portfolio at fair value with no allowance recorded at acquisition. As additional losses are incurred and modeled, we record the applicable provision and allowance for loan and lease losses.
The table below presents our commercial and commercial real estate portfolio by origination/vintage year and by product type and further segregates our portfolio between those loans originated or acquired by EB. The differentiation made between originated and acquired loans is due to the difference in the accounting guidance applicable to each of these pools of loans when it comes to the recording of our allowance for loan and lease losses as noted above.

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 34
December 31, 2016	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Non-owner occupied	$34,173	$1,635,688	$1,669,861
Multifamily	7,300	962,531	969,831
Owner occupied	17,520	139,304	156,824
Other commercial real estate	607	3,638	4,245
Originated commercial real estate	59,600	2,741,161	2,800,761
Commercial - originated
Mortgage warehouse finance (1)	—	2,592,799	2,592,799
Lender finance	22,660	980,492	1,003,152
Other commercial originated	2,971	67,003	69,974
Originated commercial	25,631	3,640,294	3,665,925
Total originated commercial and commercial real estate	85,231	6,381,455	6,466,686
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	673,933	746,187	1,420,120
Acquired credit impaired (ASC 310-30)	51,976	80	52,056
Total acquired commercial and commercial real estate	725,909	746,267	1,472,176
Total commercial and commercial real estate	$811,140	$7,127,722	$7,938,862

(1)
Represents short-term revolving credit facilities, which are underwritten every 364 or 365 days. These loans are considered to be originated by us, as these loans were acquired in 2012 and have been subsequently underwritten by us.

As of December 31, 2016, the $2.7 billion of commercial real estate loans originated by us on or after January 1, 2010 had a weighted average LTV of 61%. Of the $6.4 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, $26.4 million were greater than 30 days past due and were on non-accrual status at December 31, 2016.

As of December 31, 2016, $70.2 million, or 1.10%, of commercial and commercial real estate loans originated by us on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $1.6 million of loans were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of December 31, 2016, $26.4 million, or less than 1%, of commercial and commercial real estate loans originated by us on or after January 1, 2010 were rated as substandard. All remaining loans originated by us on or after January 1, 2010 were rated as pass.
Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 35
	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
December 31, 2016
Healthcare	$726,896	$9,897	$1,143	$737,936
Office products	476,432	15,424	1,679	493,535
Capital Equipment	338,265	1,054	231	339,550
Specialty vehicle	271,350	877	176	272,403
Construction	243,237	1,891	—	245,128
Information technology	218,602	2,087	278	220,967
Other	245,492	3,404	1,690	250,586
Total equipment financing receivables	$2,520,274	$34,634	$5,197	$2,560,105
December 31, 2015
Healthcare	$676,987	$5,868	$696	$683,551
Office products	474,705	12,586	1,576	488,867
Information technology	235,085	1,044	381	236,510
Specialty vehicle	236,851	700	—	237,551
Construction	207,656	—	598	208,254
Capital equipment	213,122	—	—	213,122
Other	329,056	2,512	1,486	333,054
Total equipment financing receivables	$2,373,462	$22,710	$4,737	$2,400,909
Our equipment financing business finances essential-use health care, office products, technology, transportation, capital equipment, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with the majority of financing terms ranging from 36 to 84 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.5 billion in equipment financing receivables less than 30 days past due as of December 31, 2016, $25.6 million are on nonaccrual status, while $10.3 million of the equipment financing receivables 30-89 days past due are on nonaccrual status. It is our policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
Loans Subject to Representations and Warranties
We originate residential mortgage loans, primarily first-lien home loans, through our retail, consumer direct and correspondent channels with the intent of selling a substantial majority of them in the secondary mortgage market. We sell and securitize conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as FNMA and FHLMC. We also sell residential mortgage loans that do not meet the criteria for whole loan sales to GSEs (non-conforming mortgages or jumbo loans) to private non-GSE purchasers through whole loan sales and securitizations.
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
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products and certain cash sales to GSEs. The total UPB of loans sold during the current year that are subject to EPD protection was $2.9 billion at December 31, 2016.
We have summarized the activity for the years ended December 31, 2016, 2015, and 2014 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity			Table 36
(dollars in thousands)	2016	2015	2014
Agency	60	102	160
Agency Aggregators / Non-GSE (1)	11	33	296
Repurchase requests received	71	135	456
Agency	34	70	130
Agency Aggregators / Non-GSE (1)	37	81	232
Requests successfully defended	71	151	362
Agency	29	52	51
Agency Aggregators / Non-GSE (1)	16	237	32
Loans repurchased, indemnified or made whole	45	289	83
Agency	$262	$680	$2,151
Agency Aggregators / Non-GSE (1)	244	14,932	3,233
Net realized losses on loan repurchases	$506	$15,612	$5,384
Years of origination of loans repurchased	2006-2016	2003 - 2015	2003 - 2014

(1)	Includes a majority of agency deliverable products that were sold to large aggregators of agency product who securitized and sold the loans to the agencies.
We have summarized repurchase statistics for vintages 2004 through December 31, 2016 below:

Summary Statistics by Vintage				Table 37
Losses to date	2004-2005	2006-2009	2010-Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$47,104,469	$77,436,459
Request rate (1)	0.50%	2.09%	0.34%	0.84%
Requests received	256	1,854	638	2,748

Pending requests	—	—	15	15
Resolved requests	256	1,854	623	2,733
Repurchase rate	39%	47%	28%	42%

Loans repurchased	100	876	177	1,153
Average loan size	$222	$215	$250	$236
Loss severity	16%	38%	6%	28%

Losses realized	$3,641	$70,935	$2,484	$77,061
Losses realized (basis points)	3.2	37.3	0.5	10.0

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
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
The following is a rollforward of our reserves for repurchase losses for the years ended December 31, 2016, 2015 and 2014:

Reserves for Repurchase Obligations for Loans Sold or Securitized			Table 38
(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$4,290	$25,940	$20,225
Provision for new sales/securitizations	2,162	2,379	2,199
Provision (release of provision) for changes in estimate of existing reserves	(2,409)	(8,417)	8,900
Net realized losses on repurchases	(506)	(15,612)	(5,384)
Balance, end of period	$3,537	$4,290	$25,940
The liability for repurchase losses decreased by $0.8 million, or 18%, from $4.3 million as of December 31, 2015 to $3.5 million as of December 31, 2016. The decrease in liability is primarily due to the decreased number of repurchase requests received from investors over the comparable time period, a continuation of realized losses relating to loan repurchases and a release of provision based on recent repurchase request trends.
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
We have acquired $6.3 billion of UPB from counterparties who were unable or unwilling to satisfy their indemnification obligations under their current representations and warranties. Since 2013, we have not identified any new counterparties who were unwilling or unable to satisfy their indemnification obligations. Currently we have two loans in our pending pipeline related to the reserve for repurchase obligations for loans serviced. The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the years ended December 31, 2016, 2015, and 2014:

Reserves for Repurchase Obligations for Loans Serviced			Table 39
(dollars in thousands)	2016	2015	2014
Balance, beginning of period	$1,806	$2,947	$23,668
Provision (release of provision) for changes in estimate of existing reserves	(996)	16	(7,723)
Net realized losses on repurchases	(669)	(1,157)	(12,998)
Balance, end of period	$141	$1,806	$2,947
The liability for repurchase losses decreased by $1.7 million, or 92%, from $1.8 million as of December 31, 2015 to $0.1 million as of December 31, 2016. The decrease in the liability since December 31, 2015 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods and a release of provision based on recent repurchase request trends. Net realized losses decreased by $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits by Category								Table 40
	December 31,
	2016			2015			2014
(dollars in thousands)	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate	Actual Balance	Average Balance	Rate
Noninterest-bearing demand	$1,750,529	$1,718,022	0.00%	$1,141,357	$1,283,657	0.00%	$984,703	$1,139,766	0.00%
Interest-bearing demand	3,924,294	3,703,221	0.68%	3,709,156	3,644,538	0.68%	3,540,027	3,007,036	0.62%
Market-based money market accounts	340,777	350,444	0.61%	342,600	361,494	0.61%	374,856	405,627	0.61%
Savings and money market accounts, excluding market-based	6,429,407	6,440,477	0.74%	6,338,685	5,428,790	0.67%	5,136,031	5,068,096	0.62%
Market-based time	316,321	346,245	0.85%	374,171	409,066	0.70%	466,514	554,151	0.77%
Time, excluding market-based	6,876,900	6,508,895	1.25%	6,336,073	5,392,919	1.14%	5,006,566	3,820,902	1.17%
Total deposits	$19,638,228			$18,242,042			$15,508,697
The following table shows scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000:

Deposit Maturity	Table 41
(dollars in thousands)	December 31, 2016
3 months or less	$463,107
3 through 6 months	282,118
6 through 12 months	727,109
12 through 24 months	511,294
24 through 36 months	436,657
Over 36 months	358,702
Total certificates of deposit with denominations greater than or equal to $100,000	$2,778,987
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
Total deposits increased by $1.4 billion, or 8%, to $19.6 billion at December 31, 2016 from $18.2 billion at December 31, 2015. During the year ended December 31, 2016, noninterest-bearing deposits increased by $0.6 billion, or 53%, to $1.8 billion primarily due to an increase in commercial and servicing demand deposits. Interest-bearing deposits increased by $0.8 billion, or 5%, to $17.9 billion at December 31, 2016 from $17.1 billion at December 31, 2015. This increase in interest-bearing deposits was primarily due to growth in non-market-based time deposits and checking accounts.
Total deposits increased by $2.7 billion, or 18%, to $18.2 billion at December 31, 2015 from $15.5 billion at December 31, 2014. During the year ended December 31, 2015, noninterest-bearing deposits increased by $0.2 billion, or 16%, to $1.1 billion, primarily due to an increase in commercial noninterest-bearing demand deposits partially offset by a decrease in escrow deposits. Interest-bearing deposits increased by $2.6 billion, or 18%, to $17.1 billion at December 31, 2015 from $14.5 billion at December 31, 2014. This increase in interest-bearing deposits is primarily due to growth in non-market-based time deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings decreased by $0.4 billion, or 6%, to $5.5 billion at December 31, 2016 from $5.9 billion at December 31, 2015. This decrease in FHLB borrowings is primarily attributable to growth in deposits, which is funding a larger portion of our balance sheet at December 31, 2016 compared to December 31, 2015. Our FHLB borrowings increased by $1.9 billion, or 47%, to $5.9 billion at December 31, 2015 from $4.0 billion at December 31, 2014. This increase in FHLB borrowings was primarily attributable to an increase in loans held for investment. See "Liquidity Management" for information on remaining borrowing capacity.

The following table provides a summary of our FHLB advances at December 31, 2016, 2015 and 2014:

FHLB Borrowings Outstanding				Table 42
	Weighted-Average Remaining Maturity(3)	2016	2015	2014
(dollars in thousands)	(in years)
Fixed-rate advances with a weighted-average interest rate of 1.65%, 1.21% and 1.17%, respectively(1)	2.66	$3,581,000	$5,852,000	$3,979,000
Floating-rate advance with an interest rate of 0.62%, 0.28% and 0.22%, respectively(2)	9.43	1,925,000	25,000	25,000
Total FHLB borrowings outstanding		$5,506,000	$5,877,000	$4,004,000

(1)	Interest is payable either monthly or quarterly.

(2)
The floating-rate advance interest rates reset on a quarterly basis, mature between February 2023 and October 2034 and can be repaid in whole or in part on any quarterly interest payment date without prepayment penalty.

(3)	Weighted-average remaining maturity is calculated as of December 31, 2016.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month-end during the years ended December 31, 2016, 2015 and 2014, respectively.

FHLB Borrowings			Table 43
(dollars in thousands)	2016	2015	2014
Long-term fixed-rate advances:
Average daily balance	$3,363,206	$2,746,157	$1,809,714
Weighted-average interest rate	1.89%	1.79%	2.15%
Maximum month-end amount	$3,752,000	$3,752,000	$1,953,000
Short-term fixed-rate advances:
Average daily balance	$1,524,697	$2,136,155	$1,445,093
Weighted-average interest rate	0.41%	0.21%	0.20%
Maximum month-end amount	$2,875,000	$3,150,000	$2,450,000
Floating-rate advances:
Average daily balance	$756,317	$25,000	$5,205
Weighted-average interest rate	0.48%	0.26%	0.22%
Maximum month-end amount	$1,925,000	$25,000	$25,000
Overnight advances:
Average daily balance	$—	$—	$137
Weighted-average interest rate	—%	—%	0.36%
Maximum month-end amount	$—	$—	$50,000
Trust Preferred Securities
Our outstanding trust preferred securities totaled $98.8 million and $103.8 million at December 31, 2016 and 2015, respectively. In June 2016 we early extinguished $5.0 million of our trust preferred securities, which resulted in a gain of $1.5 million.
Subordinated Notes Payable
The Company's subordinated notes payable were $261.5 million and $172.4 million at December 31, 2016 and December 31, 2015, respectively. On March 14, 2016, we completed the public offering and sale of $90.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (Subordinated Notes due 2026). The Subordinated Notes due 2026 were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The Subordinated Notes due 2026 will mature on March 15, 2026 and bear a fixed rate of interest of 6.00% per annum through March 14, 2021 and a floating rate of interest beginning March 15, 2021 equal to 3-month LIBOR plus 4.70%, resetting on a quarterly basis. During the floating rate period, interest is payable quarterly in arrears on March 15, June 15, September 15, and December 15. Beginning March 15, 2021 and thereafter, we may, at our option, redeem the Subordinated Notes due 2026 in whole or in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System. On March 30, 2016, we made a capital contribution to EB in the amount of $85.0 million from the net proceeds received from the issuance of the Subordinated Notes due 2026.

On June 30, 2015, the Company completed the public offering and sale of $175.0 million in aggregate principal amount of its 5.75% Subordinated Notes due 2025 (Subordinated Notes due 2025). The Subordinated Notes due 2025 were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The Subordinated Notes due 2025 will mature on July 2, 2025 and bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on January 2 and July 2 of each year, commencing on January 2, 2016. On June 30, 2015, the Company made a capital contribution to EB in the amount of $150.0 million from the net proceeds received from the issuance of the Subordinated Notes due 2025.
Both issuances of the subordinated notes are unsecured and will rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes are obligations of EverBank Financial Corp only and are not guaranteed by any subsidiaries, including EB. Additionally, the subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries, which means that creditors of our subsidiaries (including in the case of EB, its depositors) generally will be paid from those subsidiaries' assets before holders of the subordinated notes have any claim to those assets.
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
We continued to maintain a strong liquidity position during 2016. Cash and cash equivalents were $791.4 million, available for sale investment securities were $485.8 million, and total deposits were $19.6 billion as of December 31, 2016.
As of December 31, 2016, we had an $8.7 billion line of credit with the FHLB, of which $5.7 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 24. As of December 31, 2016, we pledged collateral with the Federal Reserve Bank that provided $66.5 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the Federal Reserve Bank is limited only by eligible collateral.
At December 31, 2016, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.9 billion with $23.7 million in outstanding balances. Although our availability under the program was $2.9 billion at December 31, 2016, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of December 31, 2016, our availability under federal funds commitments was $85.0 million with no outstanding borrowings.
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
2016 Capital Actions
On January 26, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on February 22, 2017, to stockholders of record as of February 13, 2017. Also on January 26, 2017, the Company's Board of Directors declared a quarterly cash dividend of $421.875, payable on April 5, 2017, for each share of 6.75% Series A Non-Cumulative Perpetual Preferred Stock held as of March 21, 2017.
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
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at December 31, 2016 was an decrease to the MSA threshold deduction of $16.2 million for the Company and a decrease of $19.2 million for EB, which resulted in an increase of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at December 31, 2016 of $0.4 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the reduction in average tangible assets and in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk weighted assets. As such, it had a positive impact on these two ratios at December 31, 2016.
At December 31, 2016, EB exceeded all regulatory capital requirements and was considered “well-capitalized” with a common equity Tier 1 ratio of 12.8%, a Tier 1 leverage ratio of 8.0%, a Tier 1 risk-based capital ratio of 12.8% and a total risk-based capital ratio of 13.4%. At December 31, 2016, the Company also exceeded all regulatory capital requirements and considered “well-capitalized” with a common equity Tier 1 ratio of 10.5%, a Tier 1 leverage ratio of 7.5%, a Tier 1 risk-based capital ratio of 12.0% and a total risk-based capital ratio of 14.0%. Management believes, at December 31, 2016, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.
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
On June 30, 2015, the Company completed the public offering and sale of $175.0 million in aggregate principal amount of its 5.75% Subordinated Notes due 2025 (Subordinated Notes due 2025). For regulatory capital adequacy purposes, the Subordinated Notes due 2025 qualify as Tier 2 capital for the Company. Also on June 30, 2015, the Company made a capital contribution to EB in the amount of $150.0 million from the net proceeds received from the issuance of the Subordinated Notes due 2025.
The table below shows regulatory capital and risk-weighted assets for EB at December 31, 2016 and December 31, 2015:

Regulatory Capital (bank level)		Table 44
(dollars in thousands)		December 31, 2016	December 31, 2015
Shareholders’ equity		$2,261,883	$2,050,456
Less:	Goodwill and other intangibles	(47,152)	(47,143)
	Disallowed servicing asset	—	(17,719)
Add:	Accumulated losses on securities and cash flow hedges	51,018	62,887
Tier 1 capital		2,265,749	2,048,481
Add:	Allowance for loan and lease losses	104,143	78,789
Total regulatory capital		$2,369,892	$2,127,270
Adjusted total assets		$28,208,963	$25,281,658
Risk-weighted assets		17,677,886	17,133,084

The regulatory capital ratios for EverBank, along with the capital amounts and ratios for the minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 45
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2016
Common equity Tier 1 ratio	$2,265,749	12.8%	$795,505	4.5%	$1,149,063	6.5%
Tier 1 leverage ratio	2,265,749	8.0	1,128,359	4.0	1,410,448	5.0
Tier 1 risk-based capital ratio	2,265,749	12.8	1,060,673	6.0	1,414,231	8.0
Total risk-based capital ratio	2,369,892	13.4	1,414,231	8.0	1,767,789	10.0
December 31, 2015
Common equity Tier 1 ratio	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 leverage ratio	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 risk-based capital ratio	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total risk-based capital ratio	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at December 31, 2016.

Regulatory Capital (EverBank Financial Corp consolidated)			Table 46
(dollars in thousands)		December 31, 2016	December 31, 2015
Shareholders’ equity		$2,016,332	$1,868,321
Less:	Preferred stock	(150,000)	(150,000)
	Goodwill and other intangibles	(47,152)	(47,143)
	Disallowed servicing asset	(6,593)	(30,959)
Add:	Accumulated losses on securities and cash flow hedges	51,522	64,013
Common Tier 1 capital		1,864,109	1,704,232
Add:	Preferred stock	150,000	150,000
Add:	Additional Tier 1 capital (trust preferred securities)	98,750	103,750
Tier 1 capital		2,112,859	1,957,982
Add:	Subordinated notes payable	261,528	172,420
Add:	Allowance for loan and lease losses	104,143	78,789
Total regulatory capital		$2,478,530	$2,209,191

Adjusted total assets		$28,215,972	$25,286,802
Risk-weighted assets		17,686,099	17,131,756
The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EverBank Financial Corp consolidated)			Table 47
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
December 31, 2016
Common equity Tier 1 ratio	$1,864,108	10.5%	$795,874	4.5%	$1,149,596	6.5%
Tier 1 leverage ratio	2,112,858	7.5	1,128,639	4.0	1,410,799	5.0
Tier 1 risk-based capital ratio	2,112,858	12.0	1,061,166	6.0	1,414,888	8.0
Total risk-based capital ratio	2,478,529	14.0	1,414,888	8.0	1,768,610	10.0
December 31, 2015
Common equity Tier 1 ratio	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 leverage ratio	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 risk-based capital ratio	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total risk-based capital ratio	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0

Restrictions on Paying Dividends
Federal banking regulations impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OCC regulates all capital distributions by EB directly or indirectly to us, including dividend payments. EB may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notifies EB that it is subject to heightened supervision. Under the FDIA, an insured depository institution such as EB is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by EB also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an “unsafe and unsound” banking practice. In addition, pursuant to the Merger Agreement, we are restricted from raising our dividend over $0.06 per share, without the prior consent of TIAA.
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and a decrease in interest rates of 0.25%, as of December 31, 2016.

Interest Rate Sensitivity	Table 48
(dollars in thousands)	December 31, 2016
	Net Change in EVE	% Change of EVE
Up 200 basis points	$(110,124)	(4.1)%
Up 100 basis points	(39,458)	(1.5)%
Down 25 basis points	(19,884)	(0.7)%
The projected change in EVE to changes in interest rates at December 31, 2016 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the Federal Reserve Board has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” - the term for any fund covered by the Volcker Rule - apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $4.1 million at December 31, 2016, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
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
We have a special purpose wholly-owned subsidiary of the Company, EverBank Funding, LLC (EverBank Funding) to facilitate private securitization transactions.  These securitization transactions issue certificates that are offered and sold to qualified institutional buyers. Unless so registered, the offered certificates may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. No securitizations were performed during 2016 and 2015.

Contractual Obligations and Credit Commitments
The following tables contain supplemental information regarding our total contractual obligations and credit commitments as of December 31, 2016:

Contractual Obligations and Credit Commitments					Table 49
	Payments Due by Period
(dollars in thousands)	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years	Total
Contractual obligations
Deposits without a stated maturity(1)	$12,445,007	$—	$—	$—	$12,445,007
Time deposits	4,456,213	1,848,118	898,458	71	7,202,860
Other borrowings(2)	1,205,000	1,340,000	420,000	2,591,000	5,556,000
Trust preferred securities and subordinated notes payable(3)	—	—	—	363,750	363,750
Interest on interest-bearing debt(4)	108,363	216,104	190,015	478,897	993,379
Operating lease obligations	17,052	23,800	15,169	7,266	63,287
Interest rate swap agreements(5)	9,621	16,172	4,866	3,253	33,912
Forward contracts to sell residential mortgage loans(6)	2,950,325	—	—	—	2,950,325
Commitments to originate residential mortgage loans(7)	1,074,681	—	—	—	1,074,681
Strategic marketing and promotional arrangements	3,985	8,332	8,839	14,278	35,434
Total contractual obligations	$22,270,247	$3,452,526	$1,537,347	$3,458,515	$30,718,635
Credit commitments(8)
Unfunded commitments to extend credit(9)	$2,881,063	$704,938	$277,845	$506,937	$4,370,783
Standby letters of credit	18,923	—	—	—	18,923
Total credit commitments	$2,899,986	$704,938	$277,845	$506,937	$4,389,706
Total contractual obligations and credit commitments	$25,170,233	$4,157,464	$1,815,192	$3,965,452	$35,108,341
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

(4)
The variable interest rate component on other borrowings and trust preferred securities has been forecasted based on a yield curve at December 31, 2016 for the purpose of estimating future payments relating to these obligations. The fixed rate interest component is calculated based on the fixed rate in the debt agreement.

(5)
Interest rate swap amounts are derived from the forecast of three-month LIBOR at December 31, 2016 on all open swap positions at that date. Open swap positions relate to asset and liability hedge swaps and trust preferred hedge swaps.

(6)	Refer Note 22 of the consolidated financial statements for additional information on forward contracts to sell residential mortgage loans.

(7)
Commitments to originate loans in the table above relate to IRLCs. IRLCs classified as held for sale are included in our derivatives disclosure in Note 22. Refer to Note 24 for additional information on IRLCs classified as held for investment.

(8)
Commitments to extend credit, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

(9)	Includes $985.8 million of commercial and leasing pipeline.
Our liability for unrecognized tax benefits (UTBs) as of December 31, 2016 was $0.5 million. We are unable to reasonably estimate the period of cash settlement with the respective taxing authority. As a result, our liability for UTBs is not included in the table above. For further detail on the impact of income taxes refer to Note 18 in the consolidated financial statements.
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
Loans Held for Sale
We have elected the fair value option for certain residential mortgage loans in order to offset changes in the fair values of the loans and the derivative instruments used to economically hedge them, without the burden of complying with the requirements for hedge accounting. These loans are initially recorded and carried at fair value, with changes in fair value recognized in gain on sale of loans. Loan origination fees are recorded when earned, and related costs are recognized when incurred.
We have not elected the fair value option for other residential mortgage, governmental insured pool buyouts and other commercial and commercial real estate loans primarily as a majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period of time subsequent to the transfer. These loans are carried at the lower of cost or market value. Direct loan origination fees and costs are deferred at loan origination or acquisition. These amounts are recognized as income at the time the loan is sold and included in gain on sale of loans. Gains and losses on sale of these loans are recorded in earnings.
We generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans less appropriate loan level price adjustments and guarantee fee adjustments. If quoted market prices are not available, the fair value is estimated based on valuation models. We periodically compare the value derived from our valuation models to executed trades to assure that the valuations are reflective of actual sales prices.
For loans carried at lower of cost or market value, the market or fair value estimates are derived from models using loan specific characteristics. We pool loans based on similar risks characteristics such as loan type and interest rate. The key assumptions we use in the valuation models are prepayment speeds, loss estimates and the discount rate. Prepayment and credit loss assumptions are based on the historical performance of the loans and are adjusted for the current economic environment as appropriate. The discount rate used in these valuations is derived from the whole loan purchase market, adjusted for our estimate of the required yield for these loans. We believe that such assumptions are consistent with assumptions that other major market participants use in determining such assets’ fair values.
The fair value of loans held for sale is a critical accounting estimate. Changes in fair value or the use of different estimates could have a material impact on our financial position, results of operations or liquidity.
Allowance for Loan and Lease Losses (ALLL)
The ALLL represents management’s estimate of probable and reasonably estimable credit losses inherent in loans and leases held for investment in our loan and lease portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including an evaluation of the loan and lease portfolio, past loss experience, adverse situations that have occurred but are not yet known that may affect the borrower’s ability to repay, the estimated value of underlying collateral and current economic conditions. Quarterly, we assess the risk inherent within our loan and lease portfolio based on risk characteristics relevant to each segment such as loan type and guarantees as well as borrower type and geographic location. Based on this analysis, we record a provision for loan and lease losses in order to maintain an appropriate allowance for the portfolio.
Determining the amount of the ALLL is considered a critical accounting estimate, as it requires significant judgment, internally developed modeling and assumptions. Loans and leases are segmented into the following portfolio segments: (1) residential mortgages, (2) commercial and commercial real estate, (3) equipment financing receivables, and (4) home equity lines and other. We may also further disaggregate these portfolios into classes based on the associated risks within those segments. Residential mortgages, equipment financing receivables, and home equity lines and other each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability to repay and the description of underlying collateral. Significant judgment is used to determine the estimation method that fits the credit risk characteristics of each portfolio segment. We apply an average loss rate model on commercial and commercial real estate portfolios and certain equipment financing receivables, and a roll-rate methodology on our residential mortgages, certain equipment financing receivables, and home equity lines and other portfolios. We use internally developed models in this process. Management must use judgment in establishing input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented. Loans and leases in every portfolio considered to be uncollectible are charged off against the allowance. The amount and timing of charge-offs on loans and leases includes consideration of the loan and lease type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans and leases previously charged-off are added to the allowance.
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
Derivative Financial Instruments
We use derivative financial instruments to hedge our exposure to interest rate risk, foreign currency risk and changes in the fair value of loans held for sale. We use freestanding derivatives to manage the overall changes in price on loans held for sale or trading investments, including interest rate swaps, forward sales commitments and option purchase and sale commitments. We also have freestanding derivatives related to the fair value of a recourse commitment asset which was recorded as a result of certain government insure pool buyout acquisitions. We offer various index-linked time deposit products to our clients with returns that are based on a variety of reference indices including commodities, foreign currency, precious metals and U.S. Treasury yields, and typically offset our exposure from such products by entering into hedging contracts. All derivatives are recognized on the balance sheet at fair value.
The fair value of interest rate swaps are determined by a derivative valuation model. The inputs for the valuation model primarily include start and end swap dates, swap coupons and notional amounts. Fair values of interest rate lock commitments are derived by using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout factor. The fair value of forward and optional forward purchase and sale commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. For indexed options and embedded options, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics. The fair value of our recourse commitment assets is based on expected cash flows to be received from third party servicers, which are subject to indemnification agreements related to government insured loans.
We may adjust certain fair value estimates determined using valuation models to ensure that those estimates continue to appropriately represent the fair value of the underlying derivative. These adjustments, which are applied consistently over time, are generally required to reflect factors such as counterparty credit risk. In addition, valuation models related to certain derivatives contain adjustments for market liquidity. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk including, but not limited to, collateral arrangements. We also consider the effect of our own non-performance credit risk on fair values. Imprecision in estimating these factors could impact our financial condition, liquidity or results of operations.
Contingent Liabilities
We estimate contingent liabilities based on management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. As stated in ASC Topic 450, Contingencies, a liability is contingent if the extent of loss is not presently known but may become known in the future through the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if it is determined that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In deriving an estimate, management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and repurchase obligations, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on the belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events will not differ from Management's assessments. Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.
Recently Issued Accounting Pronouncements
We have evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact our operations, financial condition or liquidity in future periods. Refer to Note 3 of our consolidated financial statements included in this report for a discussion of recently issued accounting pronouncements that have been adopted by us during the year ended December 31, 2016 or that will only require enhanced disclosures in our financial statements in future periods.
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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
EverBank Financial Corp and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of EverBank Financial Corp and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Assessment as to the Effectiveness of Internal Control over Financial Reporting within Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EverBank Financial Corp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Jacksonville, Florida
February 17, 2017

EverBank Financial Corp and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(Dollars in thousands, except per share data)

	2016	2015
Assets
Cash and due from banks	$36,654	$55,300
Interest-bearing deposits in banks	754,784	527,151
Total cash and cash equivalents	791,438	582,451
Investment securities:
Available for sale, at fair value	485,836	555,019
Held to maturity (fair value of $90,038 and $105,448 as of December 31, 2016 and 2015, respectively)	89,457	103,746
Other investments	253,018	265,431
Total investment securities	828,311	924,196
Loans held for sale (fair value of $1,271,893 and $1,307,741 as of December 31, 2016 and 2015, respectively)	1,443,263	1,509,268
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	23,556,977	22,227,492
Allowance for loan and lease losses	(103,304)	(78,137)
Total loans and leases held for investment, net	23,453,673	22,149,355
Mortgage servicing rights (MSR), net	273,941	335,280
Premises and equipment, net	43,594	51,599
Other assets	1,003,866	1,048,877
Total Assets	$27,838,086	$26,601,026
Liabilities
Deposits:
Noninterest-bearing	$1,750,529	$1,141,357
Interest-bearing	17,887,699	17,100,685
Total deposits	19,638,228	18,242,042
Other borrowings	5,506,000	5,877,000
Trust preferred securities and subordinated notes payable	360,278	276,170
Accounts payable and accrued liabilities	317,248	337,493
Total Liabilities	25,821,754	24,732,705
Commitments and Contingencies (Note 24)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized and 6,000 issued and outstanding at December 31, 2016 and 2015) (Note 15)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized at December 31, 2016 and 2015; 127,036,740 and 125,020,843 issued and outstanding at December 31, 2016 and 2015, respectively)	1,270	1,250
Additional paid-in capital	905,573	874,806
Retained earnings	1,011,011	906,278
Accumulated other comprehensive income (loss) (AOCI), net of benefit for income taxes of $32,305 and $39,893 at December 31, 2016 and 2015, respectively	(51,522)	(64,013)
Total Shareholders’ Equity	2,016,332	1,868,321
Total Liabilities and Shareholders’ Equity	$27,838,086	$26,601,026
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	2016	2015	2014
Interest Income
Interest and fees on loans and leases	$966,966	$847,644	$694,588
Interest and dividends on investment securities	28,685	30,796	38,612
Other interest income	2,013	803	567
Total Interest Income	997,664	879,243	733,767
Interest Expense
Deposits	158,713	127,399	101,912
Other borrowings	108,601	83,501	67,048
Total Interest Expense	267,314	210,900	168,960
Net Interest Income	730,350	668,343	564,807
Provision for Loan and Lease Losses	48,968	38,187	24,533
Net Interest Income after Provision for Loan and Lease Losses	681,382	630,156	540,274
Noninterest Income
Loan servicing fee income	92,525	117,763	158,463
Amortization of mortgage servicing rights	(68,586)	(71,150)	(79,234)
Recovery (impairment) of mortgage servicing rights	(61,392)	(31,986)	8,012
Net loan servicing income (loss)	(37,453)	14,627	87,241
Gain on sale of loans	132,009	125,927	163,644
Loan production revenue	25,715	22,574	20,952
Deposit fee income	8,763	14,015	14,783
Other lease income	15,886	14,716	16,997
Other	22,145	23,521	33,622
Total Noninterest Income	167,065	215,380	337,239
Noninterest Expense
Salaries, commissions and other employee benefits expense	369,350	367,580	370,470
Equipment expense	63,316	62,242	69,332
Occupancy expense	25,695	27,004	30,647
General and administrative expense	160,586	181,551	168,493
Total Noninterest Expense	618,947	638,377	638,942
Income before Provision for Income Taxes	229,500	207,159	238,571
Provision for Income Taxes	84,569	76,633	90,489
Net Income	$144,931	$130,526	$148,082
Less: Net Income Allocated to Preferred Stock	(10,125)	(10,125)	(10,125)
Net Income Allocated to Common Shareholders	$134,806	$120,401	$137,957
Basic Earnings Per Common Share	$1.07	$0.97	$1.12
Diluted Earnings Per Common Share	$1.06	$0.95	$1.10
Dividends Declared Per Common Share	$0.24	$0.20	$0.14
See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Net Income	$144,931	$130,526	$148,082
Unrealized Gains (Losses) on Debt Securities
Net unrealized gains (losses) due to changes in fair value	5,193	(4,387)	(6,914)
Reclassification of unrealized losses (gains) to noninterest income	559	(527)	(5,596)
Other-than-temporary impairment (OTTI) (noncredit portion), net of accretion	—	—	685
Tax effect	(2,209)	1,889	4,494
Change in unrealized gains (losses) on debt securities	3,543	(3,025)	(7,331)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	(4,088)	(9,920)	(27,177)
Reclassification of net unrealized losses to interest expense	18,414	16,736	18,032
Tax effect	(5,378)	(2,207)	3,494
Change in interest rate swaps	8,948	4,609	(5,651)
Other Comprehensive Income (Loss)	12,491	1,584	(12,982)
Comprehensive Income (Loss)	$157,422	$132,110	$135,100

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2014	$150,000	$1,226	$832,351	$690,051	$(52,615)	$1,621,013
Net income	—	—	—	148,082	—	148,082
Other comprehensive income (loss)	—	—	—	—	(12,982)	(12,982)
Issuance of common stock	—	11	7,455	—	—	7,466
Share-based grants (including income tax benefits)	—	—	11,352	—	—	11,352
Cash dividends on common stock	—	—	—	(17,212)	—	(17,212)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2014	$150,000	$1,237	$851,158	$810,796	$(65,597)	$1,747,594
Net income	—	—	—	130,526	—	130,526
Other comprehensive income (loss)	—	—	—	—	1,584	1,584
Issuance of common stock	—	13	13,659	—	—	13,672
Share-based grants (including income tax benefits)	—	—	9,989	—	—	9,989
Cash dividends on common stock	—	—	—	(24,919)	—	(24,919)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2015	$150,000	$1,250	$874,806	$906,278	$(64,013)	$1,868,321
Net income	—	—	—	144,931	—	144,931
Other comprehensive income (loss)	—	—	—	—	12,491	12,491
Issuance of common stock	—	20	23,090	—	—	23,110
Share-based grants	—	—	7,677	—	—	7,677
Cash dividends on common stock	—	—	—	(30,073)	—	(30,073)
Cash dividends on preferred stock	—	—	—	(10,125)	—	(10,125)
Balance, December 31, 2016	$150,000	$1,270	$905,573	$1,011,011	$(51,522)	$2,016,332

See notes to consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
For Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Operating Activities:
Net income	$144,931	$130,526	$148,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	80,493	57,268	38,536
Depreciation and amortization of tangible and intangible assets	25,609	27,302	31,781
Reclassification of net loss on settlement of interest rate swaps	15,712	16,736	18,032
Amortization and impairment of mortgage servicing rights, net of recoveries	129,978	103,136	71,222
Deferred income taxes (benefit)	(32,686)	68,845	76,605
Provision for loan and lease losses	48,968	38,187	24,533
Other operating activities	4,478	9,493	(29,179)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	45,237	(524,501)	43,961
Other assets	66,282	183,299	177,568
Accounts payable and accrued liabilities	18,983	(8,518)	(14,891)
Net cash provided by (used in) operating activities	547,985	101,773	586,250
Investing Activities:
Investment securities available for sale:
Purchases	(110,925)	(63,659)	(132,885)
Proceeds from sales	2,358	48,527	149,062
Proceeds from prepayments and maturities	181,101	231,205	311,688
Investment securities held to maturity:
Purchases	(6,566)	(14,947)	(25,842)
Proceeds from prepayments and maturities	20,305	25,656	16,530
Purchases of other investments	(554,000)	(545,789)	(494,777)
Proceeds from sales of other investments	569,758	476,915	426,232
Net change in loans and leases held for investment	(2,949,123)	(5,739,471)	(5,533,188)
Purchases of premises and equipment, including equipment under operating leases	(23,518)	(49,610)	(28,315)
Proceeds related to sale or settlement of other real estate owned	19,646	13,355	24,556
Proceeds from insured foreclosure claims	1,398,772	922,525	298,507
Proceeds from sale of mortgage servicing assets	971	53,253	37,738
Other investing activities	17,986	7,009	21,732
Net cash provided by (used in) investing activities	(1,433,235)	(4,635,031)	(4,928,962)
Financing Activities:
Net increase (decrease) in nonmaturity deposits	912,001	1,497,425	424,716
Net increase (decrease) in time deposits	481,316	1,224,602	1,825,468
Net change in short-term Federal Home Loan Bank (FHLB) advances	(1,350,000)	74,000	1,376,000
Proceeds from long-term FHLB advances	2,400,000	2,130,000	375,000
Repayments of long-term FHLB advances, including early extinguishment	(1,417,309)	(331,000)	(100,000)
Proceeds from issuance of subordinated notes payable, net of issuance costs	88,731	172,286	—
Proceeds from issuance of common stock	23,845	13,672	7,466
Dividends paid	(40,197)	(35,044)	(27,336)
Other financing activities	(4,150)	3,104	(19,716)
Net cash provided by (used in) financing activities	1,094,237	4,749,045	3,861,598
Net change in cash and cash equivalents	208,987	215,787	(481,114)
Cash and cash equivalents at beginning of period	582,451	366,664	847,778
Cash and cash equivalents at end of period	$791,438	$582,451	$366,664

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$218,653	$199,597	$167,921
Income taxes	42,566	(11,628)	23,884
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
EB’s subsidiaries are:
•AMC Holding, Inc., the parent of CustomerOne Financial Network, Inc.;
•Tygris Commercial Finance Group, Inc. (Tygris), the parent of EverBank Commercial Finance, Inc.;
•EverInsurance, Inc.;
•Elite Lender Services, Inc.;
•EverBank Wealth Management, Inc.; and
•Business Property Lending, Inc.
EBF, a Delaware limited liability company, facilitates the pooling and securitization of mortgage loans for issuance into the secondary market.
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
c) Change in Accounting Principle — The Company changed its accounting principle for share-based compensation through the adoption of Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting in advance of the required application date of January 1, 2017. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures with early adoption permitted. The provisions related to ASU 2016-09 require that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied prospectively in accordance with the ASU resulting in a reduction in reported income tax expense of $2,878.
ASU 2016-09 also requires that all income tax-related cash flows resulting from excess tax benefits be reported as operating activities in the statement of cash flows, while payments made when directly withholding shares for tax purposes should be classified as financing. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. The change in cash flow classification associated with excess tax benefits was adopted prospectively resulting in the classification of the$2,878 excess tax benefit as an operating activity. No change in classification was necessary for the presentation of payments made when withholding shares as financing.
Finally, the Company elected to retain its current accounting policy to estimate the number of awards expected to vest when calculating the forfeiture rate component of share-based compensation cost. The Company did not have any unrecognized excess tax benefits thus there was no cumulative-effect adjustment to retained earnings recognized as of January 1, 2016. The remaining provisions of ASU 2016-09 did not have a significant impact on the Company's consolidated financial statements.
d) Supplemental Cash Flow Information — Noncash investing activities are presented in the following table for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Supplemental Schedules of Noncash Investing Activities:
Loans transferred to foreclosure claims	$1,422,952	$1,119,590	$654,818
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
c) Loans Held for Sale-Loans held for sale represent loans for which the Company has neither the intent nor ability to hold such loans on the balance sheet for the foreseeable future. Certain of these loans represent loans originated with the intent to sell shortly after origination. These loans may be carried at the lower of cost or market value or, when the Company has elected the fair value option of accounting under generally accepted accounting principles (U.S. GAAP), fair value.
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
The Company has not elected the fair value option for other residential mortgage, government insured pool buyouts and other commercial and commercial real estate loans as a majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or market value. In determining the lower of cost or market value adjustment on loans held for sale, the Company pools loans based on similar risk characteristics such as loan type and interest rate. Direct loan origination fees and costs are deferred at loan origination or acquisition. Amortization and accretion of these deferred fees and costs are halted when the loan is transferred to held for sale. These amounts are recognized at the time the loan is sold and included in gain on sale of loans. Both reductions in the fair value of loans during their holding period below cost and gains and losses on sale of these loans are recorded in gain on sale of loans.

Loans and leases are transferred from loans and leases held for investment to held for sale when the Company no longer has the intent to hold them for the foreseeable future. At the time of transfer, such loans are transferred at the lower of cost or market value. If market value is determined to be lower than amortized cost, the reduction in carrying value is provisioned for and charged-off through the allowance for loan and lease losses to arrive at the appropriate carrying value within loans held for sale. Conversely, loans and leases are transferred from held for sale to held for investment when the Company determines that it has both the intent and ability to hold these loans and leases for the foreseeable future. Loans and leases transferred from loans held for sale to loans held for investment are transferred at the lower of cost or market value on the date of reclassification with any market value adjustment being recognized as an adjustment to the loan’s net recorded investment.
Certain guarantees arise from agreements associated with servicing, securitization and sale of the Company's residential mortgage loans.  Under these agreements, the Company may be obligated to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to material breach of contractual representations and warranties with respect to non-government-sponsored entities (GSE) purchases, or breach of contractual representations and warranties with respect to GSEs.  These guarantees are accounted for in accordance with Accounting Standards Codification (ASC) 460, Guarantees, when the obligation is both probable and reasonably estimable and is included in accounts payable and accrued liabilities on the consolidated balance sheets. The guarantee is calculated at the fair value of the guaranty on the date of the loan sale or securitization. The corresponding provision is recognized as a reduction to the net gains on sale, while reductions in the obligation result in a credit to general and administrative expenses as the guarantor is released from risk under the guarantee. Along with this contingent obligation, the Company also records a reserve for those losses that have been incurred but not yet recorded in accordance with ASC 450-20. The Company records a reserve when (1) information is available before the financial statements are issued or available to be issued indicate that it is probable that a liability had been incurred as of the date of the financial statements, and (2) the amount of loss can be reasonably estimated. The reserve for repurchase obligations is included in accounts payable and accrued liabilities on the consolidated balance sheets with changes to the reserve made through general and administrative expenses. See Note 5 and Note 24 for further information related to these guarantees.
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
Certain loan modifications or restructurings are accounted for under ASC 310-40, Troubled Debt Restructuring by Creditors, when applicable. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a more than insignificant concession to the borrower that the Company would not otherwise consider under current market conditions. Such modifications could involve forgiving or forbearing a portion of interest or principal on any loans or making loans at a rate that is less than that of market rates. In such cases the amount of the forgiveness is charged-off.
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
There are two credit quality indicators for residential mortgages, equipment financing receivables, and home equity lines and other consumer loans:

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
Loans and leases are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan or lease becomes 90 days past due, with the exception of government insured loans. Accordingly, when a loan or lease is placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and both the accrual of interest income and the amortization of unamortized deferred fees, costs, discounts and premiums are suspended. Payments received are applied to the principal balance of the loan or lease. When a client demonstrates a period of performance under the terms of the loan or lease, interest accruals and amortization of deferred fees, costs, discounts and premiums are resumed and suspended interest is recognized. Acquired loans that are accounted for under ASC 310-30 are excluded from being classified as nonaccrual when the Company can reasonably estimate cash flows.
Loans are derecognized and recognized in other assets when real estate is acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure. Loans foreclosed upon that have an enforceable government guarantee are recorded as foreclosure claims receivable. Loans that do not have enforceable government guarantees are recorded as other real estate owned (OREO). See Note 10 for additional information.
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
For purposes of determining the allowance for loan and lease losses, the Company removes loans that are considered impaired or that are accounted for under ASC 310-30 from the population to be collectively evaluated as such loan segments are to be considered under their applicable guidance. Loans and leases collectively evaluated are segmented according to each population’s risk characteristics such as loan type and guarantees as well as borrower type and geographic location. Loans are segmented into the following portfolio segments: (i) residential mortgages, (ii) commercial and commercial real estate, (iii) equipment financing receivables, and (iv) home equity lines and other consumer. The

Company also further disaggregates these portfolios into classes based on the associated risks within those segments. Residential mortgages are divided into two classes: residential and government insured pool buyout loans. Commercial and commercial real estate loans are similarly divided into four classes: other commercial finance, commercial real estate, lender finance and mortgage warehouse finance. Equipment financing receivables and home equity lines and other consumer are not further segmented.
Residential mortgages, equipment financing receivables, and home equity lines and other consumer each have distinguishing borrower needs and differing risks associated with each product type. Commercial and commercial real estate loans are further analyzed for the borrower’s ability to repay and the description of underlying collateral. Significant judgment is used to determine the estimation method that fits the credit risk characteristics of each portfolio segment. The Company uses internally developed models in this process. Management must use judgment in establishing input metrics for the modeling processes. The models and assumptions used to determine the allowance are validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented.
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
Management considers a loan to be impaired for classes within commercial and commercial real estate, as well as loans within our equipment financing receivables, when based on current information and events, it is determined that it is probable the Company will not be able to collect all amounts due according to the terms of the loan agreement including scheduled interest payments. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an impairment reserve or a charge-off to the allowance. Interest income is recognized as earned unless the loan is placed on nonaccrual status.
Reserves are determined for impaired commercial and commercial real estate loans and loans within equipment financing receivables individually based on management’s evaluation of the borrower’s overall financial condition, resources, and payment record; the prospects for support from any financially responsible guarantors; and the realizable value of any collateral. Reserves are established for these loans based upon an estimate of expected losses for the individual loans deemed to be impaired. This estimate considers all available evidence using one of the methods provided by applicable authoritative guidance. Loans determined to be collateral dependent are measured at the fair value of collateral less disposal costs. Loans for which impairment reserves are provided are excluded from the population to be collectively evaluated to prevent duplicate reserves.
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
Because quoted market prices from active markets are not readily available, a present value cash flow model is used to estimate the fair value of MSR. The key assumptions used in the MSR valuation model are the anticipated rate of loan prepayments, discount rates and weighted average life of the loans. Other assumptions such as costs to service the underlying loans, foreclosure costs, ancillary income, and float rates are also used in determining the value of the MSR. All of the assumptions are based on standards used by market participants in valuing MSR and are reviewed and approved by management on a quarterly basis. In addition, third-party appraisals of fair value are obtained at least quarterly to confirm the reasonableness of values generated by the valuation model.
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
m) Foreclosure Claims Receivable-Foreclosure claims receivable represent receivables recognized by the Company for government insured or guaranteed loans that have been foreclosed upon for which it has the intent and ability to recover its losses through the government guarantee. Such assets are measured based on the anticipated amount of the principal and interest expected to be recovered under the claim. These receivables are reviewed periodically for impairment. A valuation allowance is established based on an analysis of the underlying loans. The allowance reflects an amount which, in management’s judgment, is adequate to provide for probable losses after giving consideration to the composition of the underlying loans, current economic conditions, past loss experience, an evaluation of probable losses in the current servicing portfolio, and such other factors that warrant current recognition in estimating losses. The receivable is presented net of the related valuation allowance and is included in other assets in the consolidated balance sheets. Gains and losses upon settlement of foreclosure claims receivable are recognized in general and administrative expense.
n) Other Real Estate Owned-OREO consists of property that has been acquired by foreclosure or by deed in lieu of foreclosure. The properties are carried at the lower of cost or market value (less estimated costs to sell) and are included in other assets in the consolidated balance sheets. Costs relating to the development and improvement of property are capitalized, to the extent the balance does not exceed market or fair value (less cost to sell), whereas costs relating to maintaining the property are charged to expense. Subsequent declines in value are based on valuations and are separately reserved until the property is sold. Gains and losses upon disposition of other real estate owned are recognized in general and administrative expense.
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
q) Other Borrowings-The Company records FHLB advances and notes payable at their principal amount net of deferred issuance costs and any related discounts or premiums. Interest expense is recognized based on the coupon rate of the obligations plus or minus the amortization of any related discounts, premiums or deferred issuance costs.
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
Forward and Optional Forward Purchase and Sales Commitments-The Company uses forward purchase and sales commitments and optional forward purchase and sales commitments to manage its exposure to interest rate risk related to loans held for sale. The fair values of these forward and optional forward purchase and sales commitments are recorded in other assets and accounts payable and accrued liabilities. Changes in the fair value of these derivatives are reported as gain on sale of loans in the consolidated statements of income. Cash flows related to forward and optional forward purchase and sales commitments are included in operating activities on the statement of cash flows to match the cash flows of the economically hedged item.
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
Indemnification Asset-As part of its loan acquisition activities, the Company periodically enters into credit derivative contracts with the servicer of government insured loans whereby the counterparty provides additional guarantees of a portion of the potential credit and advance losses. The Company presents these assets at their fair value with any changes in value being recorded through earnings. Cash flows related to the indemnification assets are included in operating activities on the statement of cash flows to match the cash flows of the economically hedged item.
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
3.  Recent Accounting Pronouncements
Credit Losses - In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. The ASU also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this ASU will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. ASU 2016-13 retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the pending adoption of ASU 2016-13 and its impact on the Company's consolidated financial statements.
Share-Based Payment - In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 eliminates equity treatment for tax benefits or deficiencies that result from differences between the compensation cost recognized for U.S. GAAP purposes and the related tax deduction at settlement or expiration with such changes recognized in income tax expense and excludes excess tax benefits and tax deficiencies from the calculation of assumed proceeds for earnings per share purposes since such amounts are recognized in the income statement, which will result in greater volatility in earnings per share. In addition, ASU 2016-09 simplifies the statements of cash flows by eliminating the bifurcation of excess tax benefits from operating activities to financing activities. Upon adoption, ASU 2016-09 provides for a tiered transition approach whereby amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2016. See Note 1 for further information regarding the resulting impact of this change in accounting principle.
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
Recognition and Measurement - In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, which (1) requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes recognized through net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by allowing a qualitative assessment similar to those performed on long-lived assets, goodwill or intangibles to be utilized at each reporting period; (3) eliminates the use of the entry price method requiring all preparers to utilize the exit price notion consistent with Topic 820, Fair Value Measurement in disclosing the fair value of financial instruments measured at amortized cost; (4) requires separate disclosure within OCI of changes in the fair value of liabilities due to instrument-specific credit risk when the fair value option has been elected; and (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. Upon adoption, ASU 2016-01 provides for a cumulative-effect adjustment to retained earnings except for the impacts of amendments 2 and 3 above, which are prospective in nature. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods with early adoption allowable only for amendment 4 above. The Company is currently evaluating the pending adoption of ASU 2016-01 and its impact on the Company's consolidated financial statements.
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

4.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying value of investment securities were as follows as of December 31, 2016 and 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
2016
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$452,035	$4,219	$3,836	$452,418	$452,418
U.S. Treasury securities	31,879	—	12	31,867	31,867
Asset-backed securities (ABS)	1,426	—	261	1,165	1,165
Other	225	161	—	386	386
Total available for sale securities	$485,565	$4,380	$4,109	$485,836	$485,836
Held to maturity:
Residential CMO securities - agency	$2,809	$87	$—	$2,896	$2,809
Residential MBS - agency	86,648	1,181	687	87,142	86,648
Total held to maturity securities	$89,457	$1,268	$687	$90,038	$89,457
2015
Available for sale:
Residential CMO securities - nonagency	$558,621	$1,728	$7,091	$553,258	$553,258
ABS	1,632	—	280	1,352	1,352
Other	248	161	—	409	409
Total available for sale securities	$560,501	$1,889	$7,371	$555,019	$555,019
Held to maturity:
Residential CMO securities - agency	$13,065	$269	$—	$13,334	$13,065
Residential MBS - agency	90,681	1,973	540	92,114	90,681
Total held to maturity securities	$103,746	$2,242	$540	$105,448	$103,746
At December 31, 2016 and 2015, investment securities with a carrying value of $114,483 and $145,904, respectively, were pledged to secure other borrowings for other purposes as required or permitted by law. At December 31, 2016 and 2015, investment securities with a carrying value of $31,867 and $0, respectively were pledged as collateral for certain derivative positions.
The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities, including collateralized mortgage obligation securities, are disclosed without a specific maturity in the table below as these investment securities are likely to prepay prior to their scheduled contractual maturity dates.

	Amortized Cost	Fair Value
2016
Available for sale:
Within one year	$31,879	$31,867
After ten years	1,426	1,165
Not due at a single maturity date	452,183	452,573
	$485,488	$485,605
Held to maturity:
Not due at a single maturity date	$89,457	$90,038
For the year ended December 31, 2016 there were no gross gains realized on available for sale securities with $568 and $5,596 gross gains realized on available for sale investments for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016 there were $52 gross losses realized with no gross losses realized for the years ended December 31, 2015 and 2014 having been realized. The cost of investments sold is calculated using the specific identification method.

The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015 are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016
Debt securities:
Residential CMO securities - nonagency	$65,236	$900	$122,805	$2,936	$188,041	$3,836
Residential MBS - agency	33,239	680	919	7	34,158	687
U.S. Treasury securities	31,879	12	—	—	31,879	12
ABS	—	—	1,165	261	1,165	261
Total debt securities	$130,354	$1,592	$124,889	$3,204	$255,243	$4,796
2015
Debt securities:
Residential CMO securities - nonagency	$173,705	$1,003	$221,180	$6,088	$394,885	$7,091
Residential MBS - agency	28,514	313	9,171	227	37,685	540
ABS	—	—	1,352	280	1,352	280
Total debt securities	$202,219	$1,316	$231,703	$6,595	$433,922	$7,911
The Company had unrealized losses at December 31, 2016 and 2015 on residential nonagency CMO securities, residential agency MBS, ABS, and U.S. Treasury securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recoveries.
At December 31, 2016, the Company had 49 debt securities in an unrealized loss position. A total of 17 were in an unrealized loss position for less than 12 months. These 17 securities consisted of five residential nonagency CMO securities, 11 residential agency MBS and one U.S. Treasury security. The remaining 32 debt securities were in an unrealized loss position for 12 months or longer. These 32 securities consisted of 28 residential nonagency CMO securities, three ABS and one residential agency MBS. Of the $4,796 in unrealized losses, $2,503 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2015, the Company had 72 debt securities in an unrealized loss position. A total of 30 were in an unrealized loss position for less than 12 months. These 30 securities consisted of 20 residential nonagency CMO securities and ten residential agency MBS. The remaining 42 debt securities were in an unrealized loss position for 12 months or longer. These 42 securities consisted of three ABS, two residential MBS and 37 residential nonagency CMO securities. Of the $7,911 in unrealized losses, $5,298 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
When certain triggers indicate the likelihood of an OTTI or the qualitative evaluation performed cannot support the expectation of recovering the entire amortized cost basis of an investment, the Company performs cash flow analysis that project prepayments, default rates and loss severities on the collateral supporting each security. If the net present value of the investment is less than the amortized cost, the difference is recognized in earnings as a credit-related impairment, while the remaining difference between the fair value and the amortized cost is recognized in AOCI.
During the year ended December 31, 2016 and 2015, the Company recognized credit related OTTI losses of $507 and $110 on available for sale residential nonagency CMO securities. These credit related losses were caused by these investments exhibiting credit ratings that were deemed to be below investment grade, which led to decreased projected cash flows as of December 31, 2016 and 2015. The Company recognized no credit related OTTI related to held to maturity securities during these periods. The Company recognized no non-credit OTTI for available for sale or held to maturity securities for the years ended December 31, 2016 and 2015.
For the year ended December 31, 2014, the Company recognized non-credit OTTI in earnings of $685 on available for sale residential nonagency CMO securities. The OTTI losses recorded for the year ended December 31, 2014, represented additional declines in fair value on securities originally OTTI at December 31, 2013 as a result of regulatory changes created by the Volcker rule, which classified these investments as covered funds that cannot be held by an insured depository institution. As a result, management could not assert at December 31, 2014 that the Company had the ability to hold these investments to recovery. The Company recognized zero credit related OTTI for available for sale or held to maturity securities for the year ended December 31, 2014.
During the years ended December 31, 2016, 2015, and 2014 interest and dividend income on investment securities was comprised of the following:

	2016	2015	2014
Interest income on available for sale securities	$13,344	$17,818	$30,549
Interest income on held to maturity securities	3,423	3,580	3,293
Other interest and dividend income	11,918	9,398	4,770
	$28,685	$30,796	$38,612
All investment interest income recognized by the Company during the years ended December 31, 2016, 2015 and 2014 was fully taxable.

Other Investments—Other investments as of December 31, 2016 and 2015 are as follows:

	2016	2015
FHLB stock	$249,005	$264,773
Other	4,013	658
Total	$253,018	$265,431
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
The FHLB stock held by the Company is carried at cost and is subject to recoverability testing similar to investment securities. The Company considers the FHLB’s operating performance, liquidity and funding position, credit ratings and ability to meet statutory and regulatory requirements in assessing the recoverability of the investment. The Company will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Company’s investment. As of December 31, 2016, the Company did not recognize an impairment charge related to the Company’s FHLB stock holdings. There can be no assurance, however, that future negative changes in the financial condition of the FHLB may not require the Company to recognize an impairment charge with respect to such holdings.
5.  Loans Held for Sale
Loans held for sale as of December 31, 2016 and 2015, consist of the following:

	2016	2015
Mortgage warehouse (carried at fair value)	$622,182	$624,726
Other residential (carried at fair value)	649,711	683,015
Total loans held for sale carried at fair value	1,271,893	1,307,741
Other residential	130,674	22,774
Commercial and commercial real estate	40,696	178,753
Total loans held for sale carried at lower of cost or market value	171,370	201,527
Total loans held for sale	$1,443,263	$1,509,268
    The Company has elected the fair value option for loans it originates with the intent to market and sell in the secondary market either through third party sales or securitizations. Mortgage warehouse loans are largely comprised of agency deliverable products that the Company typically sells within three months subsequent to origination. The Company economically hedges the mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on the balance sheet and in part due to the burden of complying with the requirement of hedge accounting, the Company has elected fair value accounting on this portfolio of loans. The Company has also elected the fair value option for originated fixed-rate jumbo loans. Fair value accounting was elected due to the short duration that these loans are present on the balance sheet. Electing to use fair value accounting allows a better offset of the changes in the fair value of the loans and the derivative instruments used to economically hedge these loans without the burden of complying with the requirements of hedge accounting. The Company has not elected the fair value option for other residential mortgage and commercial and commercial real estate loans as the majority of these loans were transferred from the held for investment portfolio and are expected to be sold within a short period subsequent to transfer. These loans are carried at the lower of cost or market value.
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
In conjunction with the sale of loans and leases, the Company may be exposed to limited liability related to recourse agreements and repurchase agreements made to its insurers and purchasers, which are included in commitments and contingencies in Note 24. Commitments and contingencies include amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a breach with respect to GSE purchasers or a material breach with respect to non-GSE purchasers, of contractual representations and warranties. Refer to Note 24 for the maximum exposure to loss for a breach or material breach of contractual representations and warranties related to GSE and non-GSE loan sales.

The following is a summary of cash flows related to transfers accounted for as sales for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Proceeds received from agency securitizations	$4,514,229	$3,878,472	$4,832,193

Proceeds received from nonsecuritization sales - residential	$4,747,467	$3,345,165	$1,937,032
Proceeds received from nonsecuritization sales - commercial and commercial real estate	609,744	216,010	94,617
Proceeds received from nonsecuritization sales - equipment financing receivables	226,418	116,472	20,975
Proceeds received from nonsecuritization sales	$5,583,629	$3,677,647	$2,052,624

Repurchased loans from residential agency sales and securitizations	$4,972	$6,013	$5,961
Repurchased loans from nonagency sales	5,626	8,153	4,078
Repurchased loans from commercial sales and securitizations (1)	74,987	105,651	—

(1)	Represents loans that were voluntarily repurchased out of the Business Lending Trusts through a clean-up call, which were subsequently sold in third-party sales.
In connection with these transfers, the Company recorded servicing assets in the amount of $69,988 and $57,212 for the years ended December 31, 2016 and 2015. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 8 for information relating to servicing activities and MSR and Note 23 for a description of the valuation process. The gains and losses on the transfers, which qualify as sales, are recorded in the consolidated statements of income in gain on sale of loans, which includes the gain or loss on sale, change in fair value related to fair value option loans, and the change in fair value related to offsetting hedging positions.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the years ended December 31, 2016 and 2015.

Loans Transferred from Held for Investment (LHFI) to Held for Sale (LHFS)	2016	2015
Residential	$1,435,772	$1,114,414
Government insured pool buyouts	1,869,421	1,053,313
Commercial and commercial real estate	471,797	399,482
Equipment financing receivables	217,146	109,070
Total transfers from LHFI to LHFS	$3,994,136	$2,676,279

Loans Transferred from LHFS to LHFI
Residential	$182,437	$212,312
Government insured pool buyouts	205	—
Commercial and commercial real estate	73,316	111,602
Total transfers from LHFS to LHFI	$255,958	$323,914
When the Company has identified and has made a decision to sell a loan or set of loans which were not originated or acquired with the intent to sell, the Company will transfer the loan from held for investment to held for sale at the lower of cost or market value. The Company will transfer loans from held for sale to held for investment when it no longer has the intent to sell the loans within the foreseeable future. Loans transferred from held for sale to held for investment are transferred at the lower of cost or market. Loan transfers from LHFS to LHFI and transfers from LHFI to LHFS represent noncash activities within the operating and investing sections of the statement of cash flows.
6.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of December 31, 2016 and 2015 are comprised of the following:

	2016	2015
Residential mortgages	$11,813,678	$11,717,122
Commercial and commercial real estate	7,938,862	7,607,676
Equipment financing receivables	2,560,105	2,400,909
Home equity lines and other	1,244,332	501,785
Total loans and leases held for investment, net of unearned income	23,556,977	22,227,492
Allowance for loan and lease losses	(103,304)	(78,137)
Total loans and leases held for investment, net	$23,453,673	$22,149,355

As of December 31, 2016 and 2015, the carrying values presented above include net purchase loan and lease discounts and net deferred loan and lease origination costs as follows:

	2016	2015
Net purchased loan and lease discounts	$104,558	$45,770
Net deferred loan and lease origination costs	123,484	123,255
During the year ended December 31, 2016 and 2015, unpaid principal balance (UPB) for significant third-party purchases of loans that impacted the Company's LHFI portfolio are as follows:

	2016	2015
Residential mortgages(1)	$4,799,894	$3,128,540
Commercial credit facilities	356,578	645,589
Home equity lines of credit	256,926	—
(1) Included in this amount are government insured pool buyouts.
Of the $645,589 in commercial credit facility balances purchased during the year ended December 31, 2015, $91,721 of net recorded investment was purchased on May 11, 2015, representing the purchase of a portfolio of asset based lending loans. The purchase was funded entirely by cash with the transaction being accounted for using the acquisition method of accounting. Based on the acquisition method of accounting, consideration paid totaling $91,829 was allocated to the purchased loans and related accrued interest and fees with no additional assets recognized or liabilities assumed in the transaction. No goodwill was recognized in the transaction. The portfolio will continue to be operated out of New York as the Company hired several professionals who previously worked with the purchased portfolio.
Equipment Financing Receivables—Equipment financing receivables are collateralized by a secured interest in the equipment and, in certain circumstances, additional collateral and/or guarantees. As of December 31, 2016 and 2015, the components of net equipment financing receivables are as follows:

	2016	2015
Loans receivable	$473,297	$482,896
Minimum lease payments receivable	1,993,896	1,888,565
Residuals	293,418	214,383
Unearned income	(247,951)	(226,775)
Equipment financing receivables, net of unearned income	2,512,660	2,359,069
Net premiums (discounts)	47,445	41,840
Equipment financing receivables, net of unearned income	2,560,105	2,400,909
Allowance for loan and lease losses	(19,895)	(12,187)
Equipment financing receivables, net	$2,540,210	$2,388,722
The following is a schedule of future minimum lease payments to be received on leases held for investment at December 31, 2016:

2017	$661,907
2018	517,283
2019	371,252
2020	235,244
2021	126,413
Thereafter	81,797
Minimum lease payments receivable	$1,993,896
Concentration of Credit Risk—The Company originates residential mortgages, commercial and commercial real estate, home equity and other consumer loans nationwide.
The balance of residential loans held for investment that are not government insured totaled $6,564,126 and $7,501,767 as of December 31, 2016 and 2015. These loans primarily represent jumbo loans that cannot be delivered to governmental agencies via sale or securitization as their original principal balance exceeds acceptable limits.
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

The 5 highest concentration percentages by state for each category of the Company’s loan and lease portfolio and the corresponding states’ percentages of the U.S. population at December 31, 2016 are as follows:

	Percentage of Loan Portfolio
	Residential Mortgages	Commercial and Commercial Real Estate (1)	Equipment Financing Receivables	Home Equity Lines of Credit	% of U.S. Population (2)
California	26%	14%	10%	51%	12%
Florida	8	9	11	9	6
New York	7	7	6	7	6
New Jersey	6		6	4	3
Texas	6	9	12		8
North Carolina		6			3
Colorado				8	2
(1) Excludes Mortgage Warehouse Finance and Lender Finance
(2) Source: U.S. Census Bureau, 2010 Census
An additional factor in evaluating concentration of credit risk arises from evaluating loans for which a higher risk of future default may exist due to a potential triggering event. Loans such as negative amortizing loans and interest only loans provide for an extended period of low payments followed by a period of higher payments as the principal balance begins to be due. Such loans experience a higher risk of default when the principal balance becomes due and borrowers may be unable to make the new loan payment. For December 31, 2016 and 2015, the Company did not originate negative amortizing loans. The net recorded investment in interest-only loans was $1,840,034 and $1,580,311 for residential real estate loans and home equity lines of credit and $1,690,201 and $1,653,128 for commercial, commercial real estate loans and commercial lines of credit at December 31, 2016 and 2015, all respectively.
    Mortgage warehouse finance lines of credit represent large commitments to financial services companies, typically mortgage banking companies, with a total commitment amount of $4,137,500 and an outstanding balance of $2,592,799 extended to 39 borrowers at December 31, 2016. The average commitment to one borrower within this population as of December 31, 2016 was $106,090 with an average outstanding balance of $66,482. The maximum commitment to a single borrower within this population represents a commitment of $200,000. Many of these financial services companies utilize their lines of credit to fund transactions throughout the U.S. and thus geographical concentration is less indicative of the concentration risk associated with these lines. Advances taken on these lines of credit are primarily collateralized by agency and government residential loans originated by our clients.
Lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis, with a total commitment amount of $2,423,790 and an outstanding balance of $1,589,554 extended to 73 customers at December 31, 2016. These specialty finance companies are distributed among diverse sectors including healthcare, air, rail, container, middle market lender, equipment leasing, and specialty lending sectors. At December 31, 2016 53% and 22% of the outstanding balance related to the middle market lender and air lending sectors, respectively. The average commitment to one borrower within this portfolio was $33,203 as of December 31, 2016, with an average outstanding balance of $21,775. The maximum commitment to a single borrower within this portfolio represents a commitment of $150,000.
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

Acquisition date details of loans and leases acquired with evidence of credit deterioration during the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Contractual payments receivable for acquired loans and leases at acquisition	$7,673,494	$5,034,486
Expected cash flows for acquired loans and leases at acquisition	4,832,670	3,209,460
Basis in acquired loans and leases at acquisition	4,535,322	2,976,059
Information pertaining to the ACI portfolio as of December 31, 2016 and 2015 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
2016
Carrying value, net of allowance	$4,490,453	$52,021	$4,542,474
Outstanding unpaid principal balance	4,590,807	56,746	4,647,553
Allowance for loan and lease losses, beginning of year	7,031	346	7,377
Allowance for loan and lease losses, end of year	8,769	35	8,804

	Residential	Commercial and Commercial Real Estate	Total
2015
Carrying value, net of allowance	$3,449,385	$110,984	$3,560,369
Outstanding unpaid principal balance	3,503,138	117,051	3,620,189
Allowance for loan and lease losses, beginning of year	5,974	2,042	8,016
Allowance for loan and lease losses, end of year	7,031	346	7,377
The Company recorded a provision for loan loss of $1,427 and a reduction of provision for loan loss of $639 for the ACI portfolio for the years ended December 31, 2016 and 2015, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.
The following is a summary of the accretable yield activity for the ACI loans during the years ended December 31, 2016 and 2015:

	Residential	Commercial and Commercial Real Estate	Total
2016
Balance, beginning of year	$252,841	$43,690	$296,531
Additions	297,348	—	297,348
Accretion	(207,884)	(6,974)	(214,858)
Reclassifications to (from) accretable yield	(2,157)	(12,219)	(14,376)
Transfer from loans held for investment to loans held for sale	—	(3,304)	(3,304)
Balance, end of year	$340,148	$21,193	$361,341

	Residential	Commercial and Commercial Real Estate	Total
2015
Balance, beginning of year	$240,650	$61,256	$301,906
Additions	233,401	—	233,401
Accretion	(139,197)	(11,343)	(150,540)
Reclassifications to (from) accretable yield	(82,013)	(6,223)	(88,236)
Balance, end of year	$252,841	$43,690	$296,531

7. Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of year	$26,951	$34,875	$12,187	$4,124	$78,137
Provision for loan and lease losses	9,806	16,885	18,257	4,020	48,968
Charge-offs	(8,710)	(4,033)	(13,510)	(1,735)	(27,988)
Recoveries	717	214	2,961	295	4,187
Balance, end of year	$28,764	$47,941	$19,895	$6,704	$103,304

	2015
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of year	$25,098	$23,095	$8,649	$4,004	$60,846
Provision for loan and lease losses	10,288	13,764	12,775	1,360	38,187
Charge-offs	(9,143)	(2,424)	(11,528)	(1,578)	(24,673)
Recoveries	708	440	2,291	338	3,777
Balance, end of year	$26,951	$34,875	$12,187	$4,124	$78,137

	2014
	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of year	$26,497	$29,987	$4,273	$2,933	$63,690
Transfers to loans held for sale	(5,049)	(2,482)	—	(191)	(7,722)
Provision for loan and lease losses	10,920	2,494	9,285	1,834	24,533
Charge-offs	(8,366)	(6,913)	(5,797)	(1,124)	(22,200)
Recoveries	1,096	9	888	552	2,545
Balance, end of year	$25,098	$23,095	$8,649	$4,004	$60,846
During the year ended December 31, 2014, in conjunction with the sale of residential TDR and non-performing residential loans, the Company transferred loans with a net recorded investment of $79,075 and the related impairment reserve of $5,049, which was individually evaluated, from loans held for investment to loans held for sale with no additional provision having been recorded.
The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of December 31, 2016 and 2015:

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2016
Residential mortgages	$1,921	$18,074	$8,769	$28,764
Commercial and commercial real estate	21,696	26,210	35	47,941
Equipment financing receivables	1,032	18,863	—	19,895
Home equity lines and other	—	6,704	—	6,704
Total allowance for loan and lease losses	$24,649	$69,851	$8,804	$103,304

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2016
Residential mortgages	$17,112	$7,297,344	$4,499,222	$11,813,678
Commercial and commercial real estate	105,803	7,781,003	52,056	7,938,862
Equipment financing receivables	19,111	2,540,994	—	2,560,105
Home equity lines and other	—	1,244,332	—	1,244,332
Total loans and leases held for investment	$142,026	$18,863,673	$4,551,278	$23,556,977

	Allowance for Loan and Lease Losses
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2015
Residential mortgages	$2,206	$17,714	$7,031	$26,951
Commercial and commercial real estate	7,743	26,786	346	34,875
Equipment financing receivables	91	12,096	—	12,187
Home equity lines and other	—	4,124	—	4,124
Total allowance for loan and lease losses	$10,040	$60,720	$7,377	$78,137

	Loans and Leases Held for Investment at Recorded Investment
	Individually Evaluated for Impairment	Collectively Evaluated	ACI Loans	Total
2015
Residential mortgages	$18,185	$8,242,521	$3,456,416	$11,717,122
Commercial and commercial real estate	81,304	7,415,042	111,330	7,607,676
Equipment financing receivables	4,393	2,396,516	—	2,400,909
Home equity lines and other	—	501,785	—	501,785
Total loans and leases held for investment	$103,882	$18,555,864	$3,567,746	$22,227,492

The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status. For a detailed description of the risk grading, refer to Note 2.
The following tables present the recorded investment for loans and leases by credit quality indicator as of December 31, 2016 and 2015:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2016
Residential mortgages:
Residential (1)	$6,531,912	$—	$32,214	$6,564,126
Government insured pool buyouts (2) (3)	5,022,454	227,098	—	5,249,552
Equipment financing receivables	2,518,964	—	41,141	2,560,105
Home equity lines and other	1,237,249	—	7,083	1,244,332
Total	$15,310,579	$227,098	$80,438	$15,618,115

	Pass	Special Mention	Substandard	Doubtful	Total
2016
Commercial and commercial real estate:
Mortgage warehouse finance	$2,592,799	$—	$—	$—	$2,592,799
Lender finance	1,589,554	—	—	—	1,589,554
Other commercial finance	208,467	6,114	—	—	214,581
Commercial real estate	3,410,406	18,247	113,275	—	3,541,928
Total commercial and commercial real estate	$7,801,226	$24,361	$113,275	$—	$7,938,862

		Non-performing
	Performing	Accrual	Nonaccrual	Total
2015
Residential mortgages:
Residential (1)	$7,469,855	$—	$31,912	$7,501,767
Government insured pool buyouts (2) (3)	3,873,603	341,752	—	4,215,355
Equipment financing receivables	2,383,502	—	17,407	2,400,909
Home equity lines and other	498,446	—	3,339	501,785
Total	$14,225,406	$341,752	$52,658	$14,619,816

	Pass	Special Mention	Substandard	Doubtful	Total
2015
Commercial and commercial real estate:
Mortgage warehouse finance	$2,372,731	$—	$—	$—	$2,372,731
Lender finance	1,280,423	—	—	—	1,280,423
Other commercial finance	208,763	—	1,747	—	210,510
Commercial real estate	3,609,808	23,070	111,134	—	3,744,012
Total commercial and commercial real estate	$7,471,725	$23,070	$112,881	$—	$7,607,676

(1)	For the periods ended December 31, 2016 and 2015, performing residential mortgages included $3,437 and $5,148, respectively of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended December 31, 2016 and 2015, performing government insured pool buyouts included $3,498,061 and $2,855,632, respectively of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of December 31, 2016 and 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
2016
Residential mortgages:
Residential	$8,208	$6,379	$32,214	$46,801	$6,484,372	$6,531,173
Government insured pool buyouts (1)	37,064	19,346	227,098	283,508	499,775	783,283
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	2,592,799	2,592,799
Lender finance	—	—	—	—	1,589,554	1,589,554
Other commercial finance	—	—	—	—	214,581	214,581
Commercial real estate	26,376	—	13,204	39,580	3,450,292	3,489,872
Equipment financing receivables	23,838	10,796	5,197	39,831	2,520,274	2,560,105
Home equity lines and other	1,754	1,984	7,083	10,821	1,233,511	1,244,332
Total loans and leases held for investment	$97,240	$38,505	$284,796	$420,541	$18,585,158	$19,005,699

2015
Residential mortgages:
Residential	$9,963	$6,150	$31,912	$48,025	$7,408,905	$7,456,930
Government insured pool buyouts (1)	30,645	21,117	341,752	393,514	410,262	803,776
Commercial and commercial real estate:
Mortgage warehouse finance	—	—	—	—	2,372,731	2,372,731
Lender finance	—	—	—	—	1,280,423	1,280,423
Other commercial finance	—	—	—	—	207,150	207,150
Commercial real estate	—	—	3,741	3,741	3,632,301	3,636,042
Equipment financing receivables	17,579	5,131	4,737	27,447	2,373,462	2,400,909
Home equity lines and other	1,760	1,496	3,340	6,596	495,189	501,785
Total loans and leases held for investment	$59,947	$33,894	$385,482	$479,323	$18,180,423	$18,659,746

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At December 31, 2016 and 2015, the Company had loans collateralized by residential real estate with carrying values of $3,606,926 and $2,994,749, respectively that were 120 days or more past due. Of the residential loans that were 120 days or more past due, $3,571,405 and $2,960,397 represented loans that were government insured at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the Company had foreclosure claims receivable of $527,848 and $530,624, net of valuation allowances of $14,722 and $11,187 respectively.  At December 31, 2016 and 2015, the Company had residential other real estate owned of $18,988 and $8,069, net of valuation allowances of $566 and $275, respectively. Of the residential other real estate owned, $14,125 and $1,989, respectively, were government insured at December 31, 2016 and 2015.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the unpaid principal balance, the recorded investment and the related allowance for impaired loans as of December 31, 2016 and 2015:

	2016			2015
	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
With an allowance recorded:

Residential	$10,845	$9,831	$1,921	$11,578	$10,510	$2,206
Commercial real estate	73,866	66,749	21,696	52,811	52,029	7,743
Equipment financing receivables	3,144	3,144	1,032	380	380	91
Total impaired loans with an allowance recorded	$87,855	$79,724	$24,649	$64,769	$62,919	$10,040

Without a related allowance recorded:

Residential	$8,331	$7,281		$8,432	$7,675
Commercial real estate	41,852	39,054		31,718	29,275
Equipment financing receivables	15,967	15,967		4,013	4,013
Total impaired loans without an allowance recorded	$66,150	$62,302		$44,163	$40,963

(1)	The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:

Residential	$17,637	$515	$17,429	$507	$44,584	$1,237
Commercial real estate	90,026	614	59,626	356	41,576	1,102
Equipment financing receivables	14,381	50	1,165	4	—	—
Total impaired loans	$122,044	$1,179	$78,220	$867	$86,160	$2,339
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days or greater past due and still accruing as of December 31, 2016 and 2015:

	2016		2015
	Nonaccrual Status	90 Days or Greater Past Due and Accruing	Nonaccrual Status	90 Days or Greater Past Due and Accruing
Residential mortgages:
Residential (1)	$32,214	$—	$31,912	$—
Government insured pool buyouts (2) (3)	—	227,098	—	341,752
Commercial real estate	102,255	—	71,913	—
Equipment financing receivables	41,141	—	17,407	—
Home equity lines and other	7,083	—	3,339	—
Total nonaccrual loans and leases	$182,693	$227,098	$124,571	$341,752

(1)
For the periods ended December 31, 2016 and 2015, the Company has excluded from the preceding table $3,437 and $5,148, respectively, of performing residential ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended December 31, 2016 and 2015, the Company has excluded from the preceding table $3,498,061 and $2,855,632, respectively, of performing government insured pool buyout ACI loans 90 days or greater past due and still accruing.

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
The following is a summary of information relating to modifications considered to be TDRs for the years ended December 31, 2016, 2015 and 2014:

	2016
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	9	$1,603	$1,603
Commercial real estate	5	7,688	7,751
Equipment finance receivable	5	8,946	8,883
Total	19	$18,237	$18,237

	2015
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	9	$2,586	$2,595
Commercial real estate	7	17,065	17,065
Equipment finance receivable	13	$3,546	$4,034
Total	29	$23,197	$23,694

	2014
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	6	$1,942	$1,950
Commercial real estate	2	4,743	4,743
Total	8	$6,685	$6,693
At December 31, 2016 and 2015, the Company included as TDRs 72 and 73 loans in Chapter 7 bankruptcy with net recorded investments of $5,081 and $4,378, respectively, in accordance with guidance published by the OCC during the third quarter 2012. As no contractual change to principal or interest was made by the Company on these loans, Chapter 7 bankruptcy loans have been excluded from the modification summaries above.
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investment of loans that were modified during the last 12 months and subsequently defaulted during the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$251	2	$510	2	$881
Commercial real estate	1	2,258	—	—	—	—
Total	2	$2,509	2	$510	2	$881

The recorded investment of TDRs as of December 31, 2016 and 2015 is summarized as follows:

	2016	2015
Loan Type:
Residential mortgages	$17,112	$18,185
Commercial and commercial real estate	4,800	12,177
Equipment financing receivables	8,344	4,013
Total recorded investment of TDRs	$30,256	$34,375
Accrual Status:
Current	$11,575	$13,843
30-89 days past-due accruing	2,543	2,582
90+ days past-due accruing	—	—
Nonaccrual	16,138	17,950
Total recorded investment of TDRs	$30,256	$34,375

TDRs classified as impaired loans	$30,256	$34,375
Valuation allowance on TDRs	2,416	2,381
8.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance, beginning of year	$335,280	$435,619	$506,680
Originated servicing rights capitalized upon sale of loans	69,988	57,212	57,877
Sale of servicing rights	(1,020)	(54,227)	(55,547)
Amortization	(68,586)	(71,150)	(79,234)
Decrease (increase) in valuation allowance	(61,392)	(31,986)	8,012
Other	(329)	(188)	(2,169)
Balance, end of year	$273,941	$335,280	$435,619

Valuation allowance:
Balance, beginning of year	$11,778	$—	$8,012
Increase in valuation allowance	82,584	48,147	—
Recoveries	(21,192)	(16,161)	(8,012)
Write-off of impairment	—	(20,208)	—
Balance, end of year	$73,170	$11,778	$—
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the years ended December 31, 2016, 2015 and 2014 are presented below:

	2016	2015	2014
Contractually specified service fees, net	$81,909	$103,914	$130,901
Other ancillary fees	7,251	11,799	23,403
Other	3,365	2,050	4,159
Total	$92,525	$117,763	$158,463
Residential
The Company services mortgage loans for itself and others. At December 31, 2016 and 2015, the Company’s residential mortgage servicing portfolio totaled $39,138,000 and $39,841,000, respectively, including residential mortgage loans held for sale. At December 31, 2016 and 2015, the Company was subservicing approximately $807,000 and $1,264,000, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recognized subservicing revenue of $1,235, $2,049 and $4,184, respectively.
In connection with the servicing of the above loans, the Company maintains escrow funds for taxes and insurance in the name of investors, as well as collections in transit to investors. These escrow funds are segregated and held in separate bank accounts at EB or other financial institutions. Escrow funds held at the Company and included as noninterest-bearing deposits in the accompanying consolidated balance sheets are $580,850 and $562,515 at December 31, 2016 and 2015, respectively. Escrow funds deposited at other financial institutions and not included in the consolidated balance sheets are $102,140 and $74,539 at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the Company had insurance coverage for errors and omissions in the amount of $20,000 and fidelity bond insurance of $45,000 and $55,000, respectively, related to these servicing activities.

For loans securitized and sold for the years ended December 31, 2016 and 2015 with servicing retained, management used the following assumptions to determine the fair value of residential MSR at the date of securitization:

	2016			2015
Average discount rates	9.59%	—	9.92%	10.08%	—	11.39%
Expected prepayment speeds	7.98%	—	10.55%	7.09%	—	14.12%
Weighted-average life in years	6.88	—	7.97	6.29	—	11.61
At December 31, 2016 and 2015, the Company estimated the fair value of its capitalized residential MSR to be approximately $275,602 and $337,835, respectively. The carrying value of its residential MSR was $273,941 and $334,572 at December 31, 2016 and 2015, respectively. The unpaid principal balance below excludes $8,779,000 and $8,686,000 at December 31, 2016 and 2015, respectively, for loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows, leading to a level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 23.
The characteristics used in estimating the fair value of the residential MSR portfolio at December 31, 2016 and 2015 are as follows:

	2016	2015
Unpaid principal balance	$30,359,000	$31,155,000
Weighted-average discount rate(1)	9.69%	9.73%
Gross weighted-average coupon	4.17%	4.31%
Weighted-average servicing fee	0.27%	0.27%
Expected prepayment speed (2)	13.90%	11.34%

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
The Company performed a sensitivity analysis on the residential MSR portfolio as of December 31, 2016 and 2015 with the objective to assess how the fair value of the residential MSR portfolio would change under certain adverse scenarios. The sensitivity analysis included hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions. The negative impact of each change is presented below.

	2016	2015
Prepayment Rate
10% adverse rate change	$13,472	$12,718
20% adverse rate change	25,973	24,659
Discount Rate
10% adverse rate change	9,215	12,805
20% adverse rate change	17,840	24,717
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
Commercial
The carrying value and fair value of the Company's commercial MSR was $0 and $708 at December 31, 2016 and 2015, respectively. The Company recognized $5,391, $14,337 and $13,033 of prepayment penalty income in other noninterest income during the years ended December 31, 2016, 2015 and 2014, respectively. The outstanding commercial servicing portfolio totaled $678,026 and $1,029,233 at December 31, 2016 and 2015, respectively.

9. Premises and Equipment
Premises and equipment at December 31, 2016 and 2015 consist of the following:

	2016	2015
Computer hardware and software	$93,139	$105,505
Furniture	17,808	18,141
Leasehold improvements	17,284	17,595
Equipment	9,844	10,714
Total premises and equipment, gross	138,075	151,955
Less accumulated depreciation and amortization	(94,481)	(100,356)
Total premises and equipment, net of accumulated depreciation and amortization	$43,594	$51,599
Depreciation and amortization expense for premises and equipment was $17,371, $18,383 and $19,272 for the years ended December 31, 2016, 2015 and 2014, respectively.
10. Other Assets
Other assets at December 31, 2016 and 2015 are comprised of the following:

	2016	2015
Foreclosure claims receivable, net of allowance of $14,722 and $11,187, respectively	$527,848	$530,624
Accrued interest receivable	156,937	153,156
Servicing advances, net of allowance of $5,554 and $10,280, respectively	53,428	53,709
Fair value of derivatives, net	52,605	10,061
Goodwill	46,859	46,859
Equipment under operating lease, net	38,265	43,250
Other real estate owned, net of allowance of $2,727 and $5,316, respectively	25,515	17,253
Margin receivable, net	20,361	40,811
Corporate advances, net of allowance of $385 and $556, respectively	17,963	28,300
Prepaid assets	13,839	12,802
Income taxes receivable, net	2,827	69,485
Intangible assets, net	996	1,772
Other	46,423	40,795
Total other assets	$1,003,866	$1,048,877
A summary of other real estate owned activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance, beginning of year	$17,253	$22,509	$29,034
Additions	28,923	11,588	21,579
Provision on OREO	(1,015)	(3,489)	(3,548)
Sales	(19,646)	(13,355)	(24,556)
Balance, end of year	$25,515	$17,253	$22,509
Equipment under operating leases at December 31, 2016 and 2015 consist of the following:

	2016	2015
Equipment under operating leases (1)	$48,032	$54,416
Less accumulated depreciation	(10,340)	(11,980)
Total	$37,692	$42,436

(1)	Balances exclude rent and deferred rent receivables as well as deferred origination cost.
Depreciation expense for equipment under operating leases was $7,461, $6,987 and $10,401 for the years ended December 31, 2016, 2015 and 2014, respectively.

11. Goodwill and Intangible Assets
The carrying amount of goodwill for the years ended December 31, 2016 and 2015 was $46,859. Substantially all acquired goodwill has been allocated to our Commercial Banking segment.
Intangible Assets
Components of the finite-lived intangible assets had the following carrying amounts and accumulated amortization at December 31, 2016 and 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2016
Technology platform	$6,237	$(6,237)	$—
Core deposit premium	3,200	(3,010)	190
Customer relationships	2,613	(1,807)	806
Total intangible assets	$12,050	$(11,054)	$996
2015
Technology platform	$6,237	$(6,180)	$57
Core deposit premium	3,200	(2,552)	648
Customer relationships	2,613	(1,546)	1,067
Total intangible assets	$12,050	$(10,278)	$1,772
Amortization expense related to intangible assets was $776, $1,933 and $2,108 for the years ended December 31, 2016, 2015 and 2014, respectively.
Future estimated amortization expense for intangible assets as of December 31, 2016 is as follows:

2017	$452
2018	261
2019	261
2020	22
Total	$996
12. Deposits
Deposits as of December 31, 2016 and 2015 are comprised of the following:

	2016	2015
Noninterest-bearing demand	$1,750,529	$1,141,357
Interest-bearing demand	3,924,294	3,709,156
Market-based money market accounts	340,777	342,600
Savings and money market accounts, excluding market-based	6,429,407	6,338,685
Market-based time	316,321	374,171
Time, excluding market-based	6,876,900	6,336,073
Total deposits	$19,638,228	$18,242,042
Deposits are reported net of unamortized yield adjustments of $5,094 and $4,907 and unamortized options related to index-linked time deposits of $4,545 and $3,556 at December 31, 2016 and 2015, respectively.
Scheduled maturities of time deposits at December 31, 2016 are as follows:

2017	$4,456,213
2018	1,002,887
2019	845,231
2020	568,647
2021	329,811
2022	71
Total	$7,202,860
Scheduled maturities are reported at the contractual deposit amount, gross of unamortized yield adjustments and unamortized options related to index-linked time deposits.
Time deposits that are $100,000 and greater are $2,780,523 and $2,199,135 as of December 31, 2016 and 2015, respectively.

Index-linked Time Deposits
MarketSafe Certificates of Deposit (CDs)—EB’s deposit products include MarketSafe CDs with returns that are based upon a variety of reference indices, including commodities, foreign currency, precious metals, equities and U.S. Treasury yields. These index-linked time deposits totaled $114,166 and $149,797 at December 31, 2016 and 2015, respectively. The general characteristics of all MarketSafe CDs include the following:

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
Commodity Based CDs—During 2015 and 2016, EB had outstanding three commodity-based CDs, the Diversified Commodities CD, the Commodities Solutions CD and Focused Commodities. The Diversified Commodities CD reference index is composed of ten equally weighted commodities (West Texas Intermediate (WTI), crude oil, gold, silver, platinum, soybeans, corn, sugar, nickel and lean hogs) and is tied to spot pricing. Diversified Commodities CDs have a 100% participation factor, with a maximum market upside payment subject to a 10% cap and a -20% floor for the individual commodities. The Diversified Commodities CD product was first issued March 29, 2011 and all such CDs matured by June 21, 2016. The Commodities Solution CD reference index is composed of eight equally weighted commodities (WTI crude oil, gold, silver, soybeans, corn, sugar, copper and nickel) and is tied to spot pricing. The Commodities Solutions CDs have a 100% participation factor, with a maximum market upside payment of 70%. The Commodities Solution CD product was first issued on April 25, 2016 with all such CDs maturing by May 28, 2021. The Focused Commodities CD reference index is composed of six equally weighted commodities (Gold, Silver, Copper, Nickel, Soybeans, and Sugar) and is tied to spot pricing. The Focused Commodities CDs have a 100% participation factor, with a maximum market upside payment of 50%. The Focused Commodities CD product was first issued on October 24, 2016 and all such CDs mature by October 22, 2021.
Foreign Currency Based CDs—During 2015 and 2016, EB had outstanding five foreign currency based CDs: Emerging Markets, Evolving Economies, BRICS, Future Economies, and Currency Comeback CDs. The Emerging Markets CD reference index is comprised of four equally weighted currencies: Columbian peso, Israeli shekel, South Korean won, and Turkish lira. Emerging Markets CDs have a 100% participation factor. The Emerging Markets CD product was first issued on September 24, 2012 and all such CDs mature by September 25, 2017. The Evolving Economies CD reference index is comprised of four equally weighted currencies: Columbian peso, Indian rupee, Mexican peso, and Turkish lira. Evolving Economies CDs have a 100% participation factor with a minimum market upside payment of 15%. The Evolving Economies CD product was first issued on September 23, 2013 and all such CDs mature by October 19, 2018. The BRICS CD reference index is comprised of five equally weighted currencies: Brazilian real, Russian ruble, Indian rupee, Chinese renminbi and South African rand. BRICS CDs have a 100% participation factor. The BRICS CD product was first issued on October 27, 2014 and all such CDs mature by December 14, 2017. The Future Economies CD reference index is comprised of six equally weighted currencies: Brazilian real, Chinese renminbi, Indian rupee, Indonesian rupiah, Mexican peso, and Turkish lira. Future Economies CDs have a 100% participation factor with a minimum market upside payment of 10%. The Future Economies CD product was first issued on May 18, 2015 and all such CDs mature by June 23, 2020. Currency Comeback CDs reference index comprises of five equally weighted currencies: Australian Dollar, Canadian Dollar, Chilean Peso, Mexican Peso, and South African rand. The Currency Comeback CDs have a 100% participation factor. The product was issued on July 25, 2016 and all such CDs mature by July 23, 2021.
Metals Based CDs—During 2015 and 2016, EB had outstanding six metals-based CDs: Gold Bullion, Silver Bullion, Diversified Metals, Timeless Metals, Power Metals, and Metals Hedge. The Gold Bullion and Silver Bullion CDs are tied to spot pricing and have a 100% participation factor. The Gold Bullion CD product was first issued on October 25, 2005 and all such CDs matured by June 17, 2015. The Silver Bullion CD product was first issued on August 28, 2007 and all such CDs mature by June 16, 2016. The Diversified Metals CD reference index is composed of three equally weighted precious metal commodities (gold, silver, and platinum) and is tied to spot pricing. Diversified Metals CDs have a 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. The Diversified Metals CD product was first issued on May 25, 2010 and all such CDs matured by August 17, 2015. Timeless Metals reference index is comprised of five equally weighted metal commodities (copper, nickel, silver, platinum, and gold) and is tied to spot pricing. Timeless Metals CDs have 100% participation factor, with a maximum market upside payment limited to 50% of the principal deposit. Timeless Metals CDs were first issued on June 21, 2011 and all such CDs matured by August 30, 2016. The Power Metals reference index is comprised of three equally weighted precious metal commodities (gold, silver and copper) and is tied to spot pricing. Power Metals CDs have a 100% participation with a maximum market upside payment limited to 45% of the principal deposit. Power Metals CDs were first issued on July 20, 2015 and all such CDs will mature by August 24, 2020. The Metals Hedge is an indexed, U.S. dollar-denominated CD. Metals Hedge reference index components and weights are: Gold (long) 25%, Silver (long) 25%, and the SPY ETF “S&P” (short) 50%. Metal Hedge CDs have a 100% participation factor with a maximum market upside payment limited to 45% of the principal deposit. Metals Hedge was first issued on November 23, 2015 and all such CDs will mature by November 23, 2020.
U.S. Treasury Yield Based CDs—During 2015 and 2016, EB had outstanding one U.S. Treasury yield based CD, the Treasury CD. The Treasury CD reference index is the 10-year U.S. Treasury yield. Treasury CDs have a participation factor of 100% and have a leverage factor of 3.3. The Treasury CD product was first issued on June 23, 2014 and all such CDs mature by June 21, 2019.

Deposits Denominated in Foreign Currency
A summary of foreign currency denominated deposits at December 31, 2016 and 2015 is as follows:

	2016	2015
Noninterest-bearing demand	$1,416	$664
Money market accounts	287,947	290,753
Time	202,155	224,374
Total	$491,518	$515,791
A summary of foreign currency denominated deposits by currency at December 31, 2016 and 2015 is as follows:

	2016	2015
Australian Dollar	$73,279	$81,703
Swiss Franc	67,869	66,316
Canadian Dollar	64,542	57,509
Euro	51,909	49,639
Norwegian Krone	39,488	41,866
Chinese Renminbi	38,453	63,528
Brazilian Real	29,124	23,473
New Zealand Dollar	28,613	32,766
Singapore Dollar	27,573	34,574
Pound Sterling	21,535	14,550
Other	49,133	49,867
Total	$491,518	$515,791

13.   Other Borrowings
Other borrowings at December 31, 2016 and 2015 are comprised of the following:

	2016	2015
FHLB advances	$5,506,000	$5,877,000
Advances from the FHLB at December 31, 2016 and 2015 are as follows:

	2016	2015
Fixed-rate advances with a weighted-average interest rate of 1.65% and 1.21%, respectively	$3,581,000	$5,852,000
Floating-rate advances with an interest rate of 0.62% and 0.28%, respectively (1)	1,925,000	25,000
Total	$5,506,000	$5,877,000

(1)
The floating-rate advance interest rates reset on a quarterly basis, mature between February 2023 through October 2034 and can be repaid in whole or in part on any quarterly interest payment date without prepayment penalty.

Contractual maturity dates for FHLB advances at December 31, 2016 are as follows:

2017	$1,205,000
2018	860,000
2019	480,000
2020	225,000
2021	195,000
Thereafter	2,541,000
Total	$5,506,000
At December 31, 2016 and 2015, the Company had an agreement with the Federal Home Loan Bank of Atlanta to borrow up to 35% of the Bank’s assets, subject to the lendable value of the assets pledged under the facility. The agreement requires a blanket floating lien on any of four loan categories: 1-4 family first mortgage loans, multifamily (5+ units) mortgage loans, home equity lines of credit and second mortgage loans, and commercial real estate loans. As of December 31, 2016 and 2015, all four loan categories were pledged to secure FHLB advances in a blanket floating lien. In addition, the Company also pledges certain investment securities from time to time to secure FHLB advances.
At December 31, 2016, the carrying amounts of loans and investment securities pledged to secure FHLB advances were $18,039,106 and $45,371, respectively. At December 31, 2015, the carrying amount of loans and investment securities pledged to secure FHLB advances were $17,456,943 and $36,697, respectively. The lendable value of assets pledged was $8,685,465 and $8,446,823 as of December 31, 2016 and 2015, respectively. Based on the lendable value of assets pledged, the Company was eligible to borrow an additional $3,018,965 and $2,337,060 at December 31, 2016 and 2015, respectively.
In December 2016, the Company early extinguished FHLB advances with a principal balance of $481,000. The consideration paid for this early extinguishment was $477,309 representing the net settlement of the advance balances. The resulting gain of $3,691 realized upon extinguishment was recorded in other noninterest income in the consolidated statements of income.
Interest expense on FHLB advances for the years ended December 31, 2016, 2015 and 2014 was $88,287, $71,896 and $60,450, respectively.
14. Trust Preferred Securities and Subordinated Notes Payable
Trust preferred securities and subordinated notes payable as of December 31, 2016 and 2015, consisted of the following:

	2016	2015
Trust preferred securities	$98,750	$103,750
Subordinated notes payable, net of unamortized debt issuance costs of $3,472 and $2,580, respectively	261,528	172,420
Total trust preferred securities and subordinated notes payable	$360,278	$276,170
Interest expense on trust preferred securities and subordinated notes payable for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Trust preferred securities	$5,569	$6,412	$6,598
Subordinated notes payable	14,745	5,193	—
Trust Preferred Securities - As of December 31, 2016, the Company sponsored and wholly-owned 100% of the common equity of eight unconsolidated trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and invested the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (the “Debentures”). The Debentures held by the trusts, which totaled $98,750 and $103,750 in the aggregate at December 31, 2016 and 2015, are the sole assets of each trust.
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
The terms of the outstanding Trust Preferred Securities at December 31, 2016 and 2015 are summarized as follows:

Maturity		Dividend Rate	2016	2015
July 2031		10.25% fixed	$15,000	$15,000
July 2031	(1)	Three-month LIBOR, plus 3.58% (4.47% and 3.91%, respectively)	15,000	15,000
January 2035		Three-month LIBOR, plus 1.99% (2.87% and 2.31%, respectively)	5,000	10,000
August 2035		Fixed at 6.40% to August 2015 (thereafter, three-month LIBOR, plus 1.80%; 2.72% at December 31, 2016)	10,000	10,000
November 2035		Fixed at 6.08% to November 2015 (thereafter, three-month LIBOR, plus 1.49%; 2.41% at December 31, 2016)	10,000	10,000
December 2036		Fixed at 6.74% to December 2016 (thereafter, three-month LIBOR, plus 1.74%; 2.73% at December 31, 2016)	15,750	15,750
June 2037		Three-month LIBOR, plus 1.70% (2.66% and 2.04%, respectively)	15,000	15,000
September 2037		Three-month LIBOR, plus 1.70% (2.66% and 2.04%, respectively)	13,000	13,000
Total			$98,750	$103,750

(1)	London Interbank Offered Rate
For the first trust preferred security listed above (July 2031 maturity, 10.25% fixed, $15,000 principal amount outstanding), interest is payable semi-annually and may be deferred at any time at the election of the Company for up to 10 consecutive semiannual periods. For all other trust preferred securities listed above, interest is payable quarterly and may be deferred at any time at the election of the Company for up to 20 consecutive quarterly periods.  During a deferral period, the Company is subject to certain restrictions, including being prohibited from declaring and paying dividends on its common stock or preferred stock.  As of December 31, 2016, the Company had not elected to defer interest payments on any of its Trust Preferred Securities.
Subordinated Notes Payable - On March 14, 2016, the Company completed the public offering and sale of $90,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (Subordinated Notes due 2026). The Subordinated Notes due 2026 were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The Subordinated Notes due 2026 will mature on March 15, 2026 and bear a fixed rate of interest of 6.00% per annum through March 14, 2021 and a floating rate of interest beginning March 15, 2021 equal to 3-month LIBOR plus 4.70%, resetting on a quarterly basis. During the fixed rate period, interest is payable semi-annually in arrears on March 15 and September 15. During the floating rate period, interest is payable quarterly in arrears on March 15, June 15, September 15, and December 15. Beginning March 15, 2021 and thereafter, the Company may, at its option, redeem the Subordinated Notes due 2026 in whole or in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, subject to prior approval by the Board of Governors of the Federal Reserve System. On March 30, 2016, the Company made a capital contribution to EB in the amount of $85,000 from the net proceeds received from the issuance of the Subordinated Notes due 2026.
On June 30, 2015, the Company completed the public offering and sale of $175,000 in aggregate principal amount of its 5.75% Subordinated Notes due 2025 (Subordinated Notes due 2025). The subordinated notes were sold pursuant to an underwriting agreement at a price to the public of 100% of the face amount and were issued pursuant to an indenture and a supplemental indenture. The subordinated notes will mature on July 2, 2025 and bear a fixed rate of interest of 5.75% per annum, payable semi-annually in arrears on January 2 and July 2 of each year, commencing on January 2, 2016. On June 30, 2015, the Company made a capital contribution to EB in the amount of $150,000 from the net proceeds received from the issuance of the Subordinated Notes due 2025.
Both issuances of the subordinated notes are unsecured and will rank equally with all other unsecured subordinated indebtedness of the Company, including any subordinated indebtedness issued in the future under the indenture governing the subordinated notes. The subordinated notes are subordinated in right of payment to all senior indebtedness of the Company. The subordinated notes are obligations of EverBank Financial Corp only and are not guaranteed by any subsidiaries, including EB. Additionally, the subordinated notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries, which means that creditors of our subsidiaries (including in the case of EB, its depositors) generally will be paid from those subsidiaries' assets before holders of the subordinated notes have any claim to those assets.
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
Dividends, if declared, will accrue and be payable quarterly on the liquidation preference amount, on a non-cumulative basis, and are payable in arrears at a rate of 6.75% per annum. As of December 31, 2016, no dividends were in arrears.

In the event that the proposed merger (Merger) with Teachers Insurance and Annuity Association of America (TIAA) closes, the Series A 6.75% Non-Cumulative Perpetual Preferred Stock shall be extinguished in return for a payment of $25.00 per depositary share plus any accrued but unpaid dividends upon the closing of the transaction. Refer to Note 24 for further discussion of the Merger Agreement entered into with TIAA.
16. Accumulated Other Comprehensive Income (Loss)
AOCI for years ended December 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Unrealized holding gains (losses) on debt securities:
Balance, beginning of year	$(3,378)	$(353)	$6,978
Reclassification of unrealized losses (gains) to earnings	559	(527)	(5,596)
Net unrealized gains (losses) due to changes in fair value	5,193	(4,387)	(6,914)
OTTI loss (noncredit portion), net of accretion	—	—	685
Tax effect	(2,209)	1,889	4,494
Balance, end of year	165	(3,378)	(353)
Fair market value of interest rate swaps:
Balance, beginning of year	(20,040)	(14,012)	(17,295)
Reclassification of net unrealized losses to earnings	2,702	—	—
Net unrealized gains (losses) due to changes in fair value	(4,088)	(9,920)	5,268
Tax effect	583	3,892	(1,985)
Balance, end of year	(20,843)	(20,040)	(14,012)
Net loss on settlement of forward swaps:
Balance, beginning of year	(40,595)	(51,232)	(42,298)
Losses associated with current period transactions	—	—	(32,445)
Reclassification of net unrealized losses to earnings	15,712	16,736	18,032
Tax effect	(5,961)	(6,099)	5,479
Balance, end of year	(30,844)	(40,595)	(51,232)
Total accumulated other comprehensive income (loss)	$(51,522)	$(64,013)	$(65,597)
17. General and Administrative Expense
Components of general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 are presented below:

	2016	2015	2014
Legal and professional fees, excluding consent order expense	$28,760	$26,818	$31,555
Credit-related expenses	20,699	29,159	27,723
FDIC premium assessment and other agency fees	32,773	27,146	19,465
Advertising and marketing expense	22,971	25,221	21,437
Subservicing expense	—	5,033	9,871
Other	55,383	68,174	58,442
Total	$160,586	$181,551	$168,493
See Note 24 for a discussion of the consent order.

18.  Income Taxes
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
Current:
Federal	$99,895	$6,134	$8,098
State	17,360	1,654	5,786
Total current	117,255	7,788	13,884
Deferred:
Federal	(25,041)	65,016	72,063
State	(7,645)	3,829	4,542
Total deferred	(32,686)	68,845	76,605
Total income tax	$84,569	$76,633	$90,489
The Company’s actual provision for income taxes differs from the expected federal income tax provision for the years ended December 31, 2016, 2015 and 2014, as follows:

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Tax computed at the federal statutory rate	$80,325	35.00%	$72,503	35.00%	$83,500	35.00%
State income taxes, net of federal income tax effect	6,083	2.65%	2,429	1.17%	6,742	2.83%
Stock compensation excess tax benefit	(2,604)	(1.13)%	—	—%	—	—%
Other	765	0.33%	1,701	0.82%	247	0.10%
Provision for Income Taxes	$84,569	36.85%	$76,633	36.99%	$90,489	37.93%
The components of the Company’s deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets
Federal net operating loss carryforwards	$52,908	$56,687
State net operating loss carryforwards	7,859	7,464
Interest rate swaps	32,409	37,788
Credit and other reserves	73,105	54,232
Allowance for loan losses	40,486	30,996
Purchase accounting	22,363	24,592
Other	24,167	24,982
Total deferred tax assets	253,297	236,741
Valuation allowance	(4,245)	(3,412)
Total deferred tax assets, net of valuation allowance	249,052	233,329
Deferred tax liabilities
Equipment leases	195,865	195,497
Mortgage servicing rights	75,879	84,364
Initial direct costs	17,946	15,866
Other	20,672	24,009
Total deferred tax liabilities	310,362	319,736
Net deferred tax assets (liabilities)	$(61,310)	$(86,407)
Recognition of deferred tax assets is based on management’s belief that it is more likely than not the tax benefit associated with temporary differences, operating loss carryforwards and tax credit carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur.
At December 31, 2016, the Company had a deferred tax asset of $52,908 attributable to federal operating loss carryforwards. The federal operating loss carryforward, which should expire in 2030, is attributable to the Tygris acquisition and is subject to an annual limitation. A valuation allowance is not warranted for the federal operating loss carryforwards due to the Company’s positive earnings history. Additionally, any potential ownership changes should not have an impact on the utilization of the federal operating loss carryforwards.
At December 31, 2016, the Company had a gross deferred tax asset of $7,859 attributable to state operating loss carryforwards. Management does not believe that it can realize all of its state net operating loss carryforwards. Accordingly, a valuation allowance of $4,245 was established for certain state net operating loss carryforwards.

Deferred tax expense does not include the change in the Company’s net deferred tax assets associated with the tax effects of other comprehensive income adjustments. The Company’s net deferred tax assets decreased $7,588 for other comprehensive income adjustments.
A reconciliation of the beginning and ending unrecognized tax benefits as of December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance, beginning of year	$1,413	$1,618	$1,268
Additions for tax positions of prior years	—	—	350
Reductions for lapse of statute of limitations	(889)	(205)	—
Balance, end of year	$524	$1,413	$1,618
As of December 31, 2016, 2015 and 2014, the Company had unrecognized tax benefits of $524, $1,413, and $1,618, respectively. The balance of the unrecognized tax benefits, if recognized, that would reduce the effective tax rate was $341, $918 and $1,052, as of December 31, 2016, 2015, and 2014, respectively. Included in the unrecognized tax benefits balance are some items that would not impact the effective tax rate if recognized, such as the tax effect of temporary differences and the portion of the gross state unrecognized tax benefits that would be offset by the federal tax effect. The unrecognized tax benefits balance is not expected to decline within the next twelve months.
The Company classifies interest and penalties on uncertain tax positions as a component of general and administrative expenses. The Company’s accrued interest and penalties on unrecognized tax benefits was $548 as of December 31, 2016 and $442 as December 31, 2015. Accrued interest and penalties are included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets.
The Company is subject to periodic review by federal and state taxing authorities in the ordinary course of business. With few exceptions, the Company is no longer subject to examination by these taxing authorities for years prior to 2013.
19. Employee Benefit Plan
The Company sponsors a defined contribution plan, adopted under Internal Revenue Code 401(k) (the Plan), covering substantially all full-time employees meeting certain eligibility requirements. Employees may contribute between 1% and 100% of their eligible pretax compensation to the Plan, subject to Internal Revenue Code 401(k) contribution limits. The Company matches, based on the employee's contribution, up to 4% of an employee’s eligible compensation contributed as an elective deferral. The Company recognized expense related to these contributions of $9,061, $8,932 and $8,638 during the years ended December 31, 2016, 2015 and 2014, respectively.
In addition, the Company may make profit-sharing contributions to the Plan at the discretion of the Board of Directors. During the years ended December 31, 2016, 2015 and 2014, the Company recognized expense related to the profit sharing contributions to the Plan of $2,615, $3,300 and $4,000, respectively.
Expenses related to 401(k) matching and profit-sharing contributions are included in salaries, commissions, and other employee benefits expense in the consolidated statements of income.
20. Share-Based Compensation
The Company issues share-based compensation awards under the EverBank Financial Corp Equity Incentive Plan. These awards include stock options and nonvested stock. All awards granted are approved by the Compensation Committee of the Board of Directors. New common shares are issued from authorized and available shares. At December 31, 2016, a total of 4,554,672 shares were available for future grants. The Company’s compensation expense and its related income tax benefit are as follows:

	2016	2015	2014
Share-based compensation expense recorded in salaries, commissions and other employee benefits expense	$7,212	$6,480	$6,605
Share-based compensation expense recorded in general and administrative expense	358	405	435
Income tax benefit	2,914	2,547	2,675
Option Plans — The Company issues stock options under the EverBank Financial Corp Equity Incentive Plan. These options allow certain employees of the Company and other subsidiaries to purchase shares of common stock as an incentive for continued performance.
The fair value of options, as determined by the Black-Scholes option-pricing model, is recognized as compensation expense on a straight-line basis over the vesting period. In determining compensation expense, the Company evaluates annual forfeiture rates for stock options based on historical experience. Compensation cost not yet recognized for nonvested options was $2,468 at December 31, 2016 and is expected to be recognized over a weighted average period of 1.02 years.
Significant assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options are as follows:

	2015			2014
Risk-free interest rate	1.89%	-	1.91%	2.04%	-	2.16%
Expected volatility	33.62%			35.00%
Expected term (years)	6.5			6.5
Dividend yield	1.20%	-	1.27%	0.86%
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
Options vest over various periods, generally one to five years with 10 year terms. Based on historical experience and the characteristics of the grantee, the Company's policy is to estimate forfeiture rates over the term of the options, which range from 0% to 20%. Amounts included in compensation expense reflect the fair value of the underlying options as of the grant date multiplied by the number of options expected to vest, accrued on a straight-line basis over the applicable vesting period.
A summary of the Company’s stock option activity for the year ended December 31, 2016, is as follows:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	8,478,754	$13.81
Granted	—	—
Exercised	(1,831,905)	13.00		$10,844
Forfeited	(74,269)	18.32
Expired	(249,589)	15.84
Outstanding, end of year	6,322,991	$13.92	3.8	$35,008

Options exercisable at year end	4,993,370	$12.74	2.7	$33,522
Options vested and expected to vest	6,221,611	$13.85	3.7	$34,894
The following table provides additional information related to options awarded and options exercised for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Options awarded	—	851,868	679,700
Weighted-average grant date fair value of options awarded	$—	$5.78	$6.51
Options exercised	1,831,905	1,294,976	958,026
Total intrinsic value of options exercised	$10,844	$10,913	$10,499
Cash received upon exercise of options	$23,818	$13,558	$7,537
Tax benefits realized upon exercise of options	$4,179	$4,175	$3,710
Nonvested Stock — The Company issues nonvested shares of stock, consisting of restricted stock units (RSU's), to certain employees as an incentive for continued employment and achievement of defined performance metrics by the Company and to certain directors in lieu of cash payouts for compensation. Service-based RSU's generally vest based on future service with the Company and performance-based RSU's generally vest based on the Company achieving defined performance metrics and future service with the company. Beginning in 2016, the Company issued performance-based restricted stock awards in addition to service-based awards. Compensation expense is based on the estimated fair value of the shares at the date of issuance and is recognized on a straight-line basis over the applicable vesting schedule. The grant date fair value of the service-based awards is equal to the price of the Company's common stock at grant date adjusted for expected dividends as the Company's restricted stock units do not accrue dividends. The fair value of performance-based awards is based on a Monte-Carlo simulation valuation of the Company's common stock as of the grant date. Compensation expense not yet recognized for nonvested stock was $7,475 at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.8 years.
Significant assumptions used in the Monte Carlo model to determine the fair value of $4.33 for performance-based restricted stock awards are as follows:

2016
Risk-free interest rate	0.94%
Expected volatility	23.56%
Dividend yield	2.06%
The risk-free interest rate is based on the U.S. Treasury constant maturity yield curve with maturities approximating the expected term of the RSUs on the date of grant. The Monte Carlo simulation analyzes the Company's historical stock prices over a lookback period from the grant date based on the term of the award to determine expected volatility. The dividend yield is calculated as the average annual dividend payment based on the Company's dividend forecast over the expected performance period of the award.

A summary of the Company’s nonvested stock activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value	Nonvested Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	716,517	$17.42	517,029	$17.18	372,607	$15.00
Issued	738,230	10.50	298,916	17.58	268,678	18.14
Vested	(236,065)	16.75	(46,818)	16.09	(94,708)	11.89
Forfeited	(33,804)	16.26	(52,610)	17.18	(29,548)	15.36
Outstanding, end of year	1,184,878	$13.27	716,517	$17.42	517,029	$17.18
In the event that the Merger with TIAA closes, the Company anticipates share-based compensation expense to be accelerated on all outstanding restricted stock awards upon the closing of the transaction. Refer to Note 24 for further discussion of the Merger Agreement entered into with TIAA.
21.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net income	$144,931	$130,526	$148,082
Less dividends on preferred stock	(10,125)	(10,125)	(10,125)
Net income allocated to common shareholders	$134,806	$120,401	$137,957
(Units in Thousands)
Average common shares outstanding	125,495	124,527	122,940
Common share equivalents:
Stock options	1,455	1,800	2,240
Nonvested stock	578	343	178
Average common shares outstanding, assuming dilution	127,528	126,670	125,358
Basic earnings per share	$1.07	$0.97	$1.12
Diluted earnings per share	$1.06	$0.95	$1.10
Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Stock Options	1,764,331	1,314,245	1,169,575

22.  Derivative Financial Instruments
The fair values of derivatives are reported in other assets, accounts payable, or accrued liabilities. The fair values are derived using the valuation techniques described in Note 23. The total notional or contractual amounts and fair values as of December 31, 2016 and 2015 are as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2016
Qualifying hedge contracts accounted for under Accounting Standards Codification (ASC) 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,210,000	$3,430	$37,337
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	920,588	11,756	3,776
Forward and optional forward sale commitments	2,950,325	6,886	6,799
Forward and optional forward purchase commitments	1,525,000	12,206	4,640
Interest rate swaps and futures	1,173,379	517	2,282
Foreign exchange contracts	494,570	3,661	6,250
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	119,925	4,339	—
Options embedded in client deposits	118,711	—	4,286
Indemnification assets	371,577	27,169	—
Total freestanding derivatives		66,534	28,033
Netting and cash collateral adjustments (1)		(17,359)	(52,331)
Total derivatives		$52,605	$13,039

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
2015
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,178,000	$—	$32,521
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	582,052	8,109	715
Forward and optional forward sale commitments	1,669,404	2,236	1,613
Forward and optional forward purchase commitments	30,000	141	—
Interest rate swaps and futures	309,488	—	288
Foreign exchange contracts	521,018	2,925	7,175
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	154,905	1,178	—
Options embedded in client deposits	153,353	—	1,180
Indemnification assets	82,849	982	—
Total freestanding derivatives		15,571	10,971
Netting and cash collateral adjustments (1)		(5,510)	(39,219)
Total derivatives		$10,061	$4,273

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of December 31, 2016 and 2015 include derivative positions netted totaling $15,934 and $3,855, respectively.

Cash Flow Hedges
As of December 31, 2016, AOCI included $17,722 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges of forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 18 years.

Freestanding Derivatives
The following table shows the net losses recognized for the years ended December 31, 2016, 2015 and 2014 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income.

	2016	2015	2014
Gains (losses) on interest rate contracts (1)	$(24,058)	$(38,662)	$(60,915)
Gains (losses) on foreign exchange forward contracts (2)	5,047	(54,815)	(45,440)
Other	4	(162)	(32)

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments and interest rate swaps and futures.

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
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating as reported by certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on December 31, 2016 and 2015 was $54,549 and $41,597, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2016 and 2015, $36,397 and $35,364, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of December 31, 2016 and 2015, $56,758 and $76,175 respectively, of cash collateral was posted for derivatives with credit risk contingent features. In addition to cash collateral, investment securities with a fair value of $31,867 and $0 were posted as collateral for derivatives with credit contingent features but were ineligible for collateral netting at December 31, 2016 and 2015.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of December 31, 2016 and 2015, $1,425 and $1,655, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of December 31, 2016 and 2015, the Company held $1,766 and $2,900, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
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

Recurring Fair Value Measurements
As of December 31, 2016 and 2015, assets and liabilities measured at fair value on a recurring basis including certain loans held for sale and certain other assets or other liabilities for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements Using
	Level 1		Level 2	Level 3	Netting	Total
2016
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$452,418	$—		$452,418
U.S. Treasury securities	31,867		—	—		31,867
Asset-backed securities	—		1,165	—		1,165
Other	231		155	—		386
Total available for sale securities	32,098		453,738	—		485,836
Loans held for sale	—		622,182	649,711		1,271,893
Other assets (1)	—		—	212		212
Derivative financial instruments:
Derivative assets (Note 22)	—	(2)	31,526	38,438	(17,359)	52,605
Derivative liabilities (Note 22)	—		61,594	3,776	(52,331)	13,039

	Fair Value Measurements Using
	Level 1		Level 2	Level 3	Netting	Total
2015
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$553,258	$—		$553,258
Asset-backed securities	—		1,352	—		1,352
Other	229		180	—		409
Total available for sale securities	229		554,790	—		555,019
Loans held for sale	—		624,726	683,015		1,307,741
Financial liabilities:
Other liabilities (1)	—		—	336		336
Derivative financial instruments:
Derivative assets (Note 22)	—	(2)	7,462	8,109	(5,510)	10,061
Derivative liabilities (Note 22)	—		42,777	715	(39,219)	4,273

(1)
Other assets and liabilities represent the net position of the Company's extended written loan commitments for which the Company has elected the fair value option of accounting. As of December 31, 2016 and 2015, the Company had outstanding commitments of $58,157 and $89,650, respectively, related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 22 for additional information regarding the interest rate futures.

Changes in assets and liabilities measured at level 3 of the fair value hierarchy on a recurring basis for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Loans Held for Sale (1)	Other Assets / (Liabilities) (1)	Freestanding Derivatives, net (1)
2016
Balance, beginning of period	$683,015	$(336)	$7,394
Purchases	—	—	26,682
Issuances	1,439,199	1,937	118,590
Sales	(1,379,391)	—	—
Settlements	(98,873)	(962)	(110,051)
Gains (losses) included in earnings for the period	5,761	(427)	(7,953)
Balance, end of period	$649,711	$212	$34,662
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2016	$(5,045)	$207	$7,975
2015
Balance, beginning of period	$317,430	$—	$16,862
Issuances	1,561,421	356	114,701
Sales	(1,142,060)	—	—
Settlements	(56,363)	325	(118,650)
Gains (losses) included in earnings for the period	2,587	(1,017)	(5,519)
Balance, end of period	$683,015	$(336)	$7,394
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2015	$(1,396)	$(336)	$7,394
2014
Balance, beginning of period	$58,912	$—	$5,861
Issuances	890,521	—	70,468
Sales	(603,294)	—	—
Settlements	(36,109)	—	(92,363)
Gains (losses) included in earnings for the period	7,400	—	32,896
Balance, end of period	$317,430	$—	$16,862
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of December 31, 2014	$1,270	$—	$11,000

(1)	Net realized and unrealized gains (losses) on loans held for sale, extended written commitments and IRLCs are included in gain on sale of loans.
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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2016				Min.		Max.	Weighted Avg.
Loans held for sale	$649,711	Discounted cash flow	Cost of funds	2.34%	-	3.16%	3.00%
			Prepayment rate	4.61%	-	25.06%	7.41%
			Default rate	0.00%	-	2.57%	0.32%
			Weighted average life (in years)	3.26	-	10.65	8.72
			Cumulative loss	0.00%	-	0.43%	0.04%
			Loss severity	1.60%	-	22.83%	9.43%
Other assets	212	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	71.11%	(1)
Indemnification assets	26,682	Discounted cash flow	Discount Rate	5.43%	-	7.02%	6.41%
			Loss severity	4.40%	-	19.66%	8.80%	(2)
IRLCs, net	7,980	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.03%	(1)
2015
Loans held for sale	$683,015	Discounted cash flow	Cost of funds	2.07%	-	3.11%	2.82%
			Prepayment rate	5.18%	-	27.15%	9.48%
			Default rate	0.00%	-	2.87%	0.34%
			Weighted average life (in years)	3.00	-	10.58	7.37
			Cumulative loss	0.00%	-	0.56%	0.05%
			Loss severity	2.25%	-	24.04%	10.90%
Other liabilities	(336)	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	72.85%	(1)
IRLCs, net	7,394	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.56%	(1)

(1)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

(2)	The range represents the highest and lowest values for all asset pools that are used in the valuation process.
Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at December 31, 2016 and 2015:

	2016	2015
Fair value carrying amount	$1,271,893	$1,307,741
Aggregate unpaid principal balance	1,261,650	1,277,340
Fair value carrying amount less aggregate unpaid principal	$10,243	$30,401
At December 31, 2016 there were $140 of loans recorded under the fair value option that were 90 days or more past due and on nonaccrual status. At December 31, 2015 there were no loans recorded under the fair value option that were 90 days or more past due or on nonaccrual status.
Differences between the fair value carrying amount and the aggregate unpaid principal balance include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding.
The net gain from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding were $8,688, $29,684 and $22,609 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
In 2015, the Company elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration that these loan commitments are present on the balance sheet and due to the burden of complying with the requirements of hedge accounting, the Company has elected the fair value option of accounting for these instruments. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The Company recognized net gains of $207 and net losses of $336 for the years ended December 31, 2016 and 2015, respectively, from the initial measurement and subsequent changes in the fair value of the Company's extended written loan commitments which were accounted for under the fair value option. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or market value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized during the reporting period. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at December 31, 2016 and 2015 and related change in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
2016
Collateral dependent loans (1)	$—	$—	$101,006	$101,006	$22,153
Other real estate owned (1) (2)	—	—	7,847	7,847	969
Mortgage servicing rights(3)	—	—	260,054	260,054	61,392
Loans held for sale	—	—	40,696	40,696	619
2015
Collateral dependent loans (1)	$—	$—	$45,414	$45,414	$7,324
Other real estate owned (1) (2)	—	—	3,814	3,814	2,999
Mortgage servicing rights (3)	—	—	311,447	311,447	11,779
Loans held for sale	—	—	402	402	40
(1) The Company performs its lower of cost or market value analysis when an asset becomes impaired or when a loan is transferred to OREO. Subsequent valuations are performed periodically and usually occur throughout the reporting period. The table above discloses the fair value of the asset at the end of the period using the most recent asset valuation.

(2)
Gains and losses resulting from subsequent measurement of OREO are included in the consolidated statements of income as general and administrative expense. OREO is included in other assets in the consolidated balance sheets.

(3)
The fair value for MSR represents the value of the strata with impairment or recoveries on previous valuation allowances. Total gains and losses due to change in fair value for the year ended December 31, 2015 excludes write-offs of the valuation allowance of $20,208 related to the sale of $54,227 in MSR during that same year.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
2016				Min.		Max.	Weighted Avg.
Collateral dependent loans	$101,006	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	7,847	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	260,054	Discounted cash flow	Prepayment speed	10.18%	-	16.14%	13.08%	(2)
			Discount rate	9.46%	-	9.73%	9.62%	(3)
Loans held for sale	40,696	Discounted cash flow	Cost of funds	3.95%	-	4.21%	4.17%
			Prepayment rate	5.73%	-	6.01%	5.89%
			Default rate	3.48%	-	4.80%	3.75%
			Weighted average life (in years)	3.44	-	5.35	5.06
			Cumulative loss	0.03%	-	0.05%	0.05%
			Loss severity	0.25%	-	0.25%	0.25%
2015
Collateral dependent loans	$45,414	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	3,814	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	311,447	Discounted cash flow	Prepayment speed	8.61%	-	14.72%	9.09%	(2)
			Discount rate	9.55%	-	9.71%	9.57%	(3)
Loans held for sale	402	Discounted cash flow	Cost of funds	2.59%	-	2.96%	2.72%
			Prepayment rate	5.40%	-	11.50%	8.36%
			Default rate	2.39%	-	100.00%	62.67%
			Weighted average life (in years)	5.74	-	9.47	6.94
			Cumulative loss	0.30%	-	13.73%	3.61%
			Loss severity	1.73%	-	25.97%	11.12%

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
Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and 2015. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity. See Note 4 for more information regarding the fair value of held to maturity investments.

	2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$89,457	$90,038	$—	$90,038	$—
Loans held for sale (1)	171,370	171,428	—	—	171,428
Loans held for investment (2)	21,389,229	21,358,990	—	—	21,358,990
Financial liabilities:
Time deposits	$7,193,221	$7,206,514	$—	$7,206,514	$—
Other borrowings	5,506,000	5,518,081	—	5,518,081	—
Trust preferred securities and subordinated notes payable	360,278	350,064	—	267,643	82,421

	2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Investment securities:
Held to maturity	$103,746	$105,448	$—	$105,448	$—
Loans held for sale (1)	201,527	203,739	—	293	203,446
Loans held for investment (2)	20,221,754	20,242,756	—	—	20,242,756
Financial liabilities:
Time deposits	$6,710,244	$6,739,106	$—	$6,739,106	$—
Other borrowings	5,877,000	5,898,259	—	5,898,259	—
Trust preferred securities and subordinated notes payable	276,170	262,855	—	175,156	87,699

(1)	The carrying value of loans held for sale excludes $1,271,893 and $1,307,741 in loans measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $83,409 and $65,950 as of December 31, 2016 and 2015, respectively. In addition, the carrying values exclude $2,064,444 and $1,927,601 of lease financing receivables within our equipment financing receivables portfolio as of December 31, 2016 and 2015, respectively.

Fair Value Measurement and Disclosure Valuation Methodology
Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value on a recurring or non-recurring basis and for estimating fair value for financial instruments not carried at fair value:
Investment Securities — Within its available for sale securities portfolio, the Company holds both treasury securities and equity securities which are valued using quoted market prices for identical securities and are therefore classified within Level 1 of the valuation hierarchy. Equity securities are included within other available for sale securities. The remaining investment portfolio (nonagency CMO and ABS available for sale securities, and agency CMO and MBS securities) calculates its fair values using quoted market prices for similar instruments and values from third party pricing services for which management understands the methods used to determine fair value and are therefore classified within Level 2 of the fair value hierarchy. The Company also performs an assessment of the pricing of investment securities received from third party pricing services to ensure that the prices represent a reasonable estimate of fair value. These procedures include, but are not limited to, initial and ongoing review of pricing methodologies and trends. The Company has the ability to challenge values provided by the third party service providers and will discuss its analysis with the third party pricing service providers in order to ensure that investments are recorded or disclosed at the appropriate fair value.
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow or income approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive or distressed market. As of December 31, 2016 and 2015, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
Loans Held for Sale — Fair values for loans held for sale valued under the fair value option are derived from quoted market prices for similar loans resulting in a classification within Level 2 of the valuation hierarchy or from models using loan characteristics including product type, pricing features and loan maturity dates and economic assumptions including prepayment estimates and discount rates based on prices currently offered in secondary markets for similar loans resulting in a classification within Level 3 of the valuation hierarchy. Fair values for conforming and non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market value are derived from models using characteristics of the loans including product type, pricing features, underlying collateral and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which a majority of the significant assumptions are observable in the market. The Company estimates the fair value of these loans held for sale utilizing a discounted cash flow or income approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to discuss the key assumptions used in arriving at the final estimates. As such these loans are classified within Level 3 of the valuation hierarchy. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
Loans Held for Investment — Fair values for loans held for investment are derived using a discounted cash flow or income approach which includes an evaluation of the collateral and underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, credit profile of the loans, and the underlying interest rate of the portfolio. This information is input into valuation models along with various forecast valuation assumptions including credit loss assumptions, servicing cost (if any), prepayment forecasts, and risk adjusted capital to determine the discount rate. These assumptions are derived from internal and third party databases. Noting the valuation is derived from model-based techniques, the Company includes loans held for investment within Level 3 of the valuation hierarchy.
Impaired Loans — At the time a loan is considered impaired, it is valued at the lower of cost or market value (less estimated costs to sell). Market or fair value is determined primarily by using either an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value receive specific allocations within the allowance for loan and lease losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. For collateral dependent loans for which a new appraisal is expected in the next quarter, the appraisal is reviewed by an officer and an adjustment is made, if appropriate, based on a review of the property, historical changes in value, and current market rates. Such adjustments are usually significant and typically results in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated at least quarterly for additional impairment and adjusted accordingly.
Other Real Estate Owned — Foreclosed assets are carried at the lower of cost or market value (less estimated costs to sell). Market or fair value is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as OREO. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments on properties are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company's valuation services group reviews the assumptions and approaches utilized in the appraisal. To assess the reasonableness of the fair value, the Company's valuation services group compares the assumptions to independent data sources such as recent market data or industry-wide statistics. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and the client’s business, resulting in a Level 3 fair value classification.
Mortgage Servicing Rights — MSR are evaluated for impairment on a quarterly basis. If the carrying amount of an individual stratum exceeds fair value, impairment is recorded on that stratum so that the servicing asset is carried at fair value. The servicing portfolio is valued using all relevant positive and negative cash flows including servicing fees, miscellaneous income and float, costs of servicing, the cost of carry of advances, foreclosure losses, and applying certain prevailing assumptions used in the marketplace. Mortgage servicing rights do not trade in an active market with readily observable prices and are valued using model-based techniques and significant assumptions not observable in the market. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the valuation hierarchy. The fair value of mortgage servicing rights is determined by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The assumptions are a combination of market and company specific data. On a quarterly basis, the portfolio management group compares the Company’s estimated fair value of the mortgage servicing rights to a third-party valuation as part of the valuation process. Discussions are held between executive management and the independent third-party to review the key assumptions used by the respective parties in arriving at those estimates, and adjusted as necessary.
Time Deposits — The fair value of time deposits is estimated using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yields or pricing curves, and volatility factors. The majority of the market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. The Company considers the impact of its own credit spreads in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market and therefore time deposits are classified within Level 2 of the valuation hierarchy.
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
The fair value of interest rate swap futures are determined based upon quotes provided by the Chicago Mercantile Exchange on which these instruments are traded. Noting such quotes represent valuations for identical instruments in active markets, these assets are classified within Level 1 of the valuation hierarchy. Such pricing is utilized for both active trading and daily settlement of pricing adjustments on outstanding positions. As these pricing adjustments are settled daily between the exchange and the Company, the result is that the Company holds interest rate swap futures with an outstanding notional and a Level 1 fair value of zero as of the balance sheet date.
Interest Rate Lock Commitments (IRLC) and Extended Written Loan Commitments— Fair values of interest rate lock commitments and extended written loan commitments are derived using valuation models incorporating current market information or by obtaining market or dealer quotes for instruments with similar characteristics, subject to anticipated loan funding probability or fallout. The significant unobservable input used in the valuation process is the closing ratio, which represents management's estimate of the percentage of loans currently in a lock position which will ultimately close. The loan closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock through the time the loan closes. The closing ratio is computed by the Company's secondary marketing system using historical data and the ratio is periodically reviewed by the secondary marketing group for reasonableness and as such both IRLC and extended written loan commitments are classified within Level 3 of the valuation hierarchy. Generally, the fair value of these instruments are positive (negative) if prevailing market interest rates are lower (higher) than the locked in rate. Therefore, an increase in the loan closing probability (i.e., higher percentage of loans estimated to close) will result in the fair value of the interest rate lock commitment to increase if in a gain position, or decrease if in a loss position.
Forward and Optional Forward Purchase and Sale Commitments — The fair value of forward and optional forward purchase and sale commitments is determined based upon the difference between the settlement values of the commitments and the quoted market values of the securities. The market values can be quoted using similar instruments in an active market and are therefore classified within Level 2 of the valuation hierarchy.
Foreign Exchange Contracts — Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. The quoted prices are for similar instruments in an active market and are therefore classified within Level 2 of the valuation hierarchy.
Options and Options Embedded in Client Deposits — For options and options embedded in client deposits, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics in active markets and therefore both options and options embedded in client deposits are classified within Level 2 of the valuation hierarchy.
Indemnification Asset —To determine the fair value of the indemnification asset the Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse that are subjected to the indemnification agreement. The significant unobservable inputs used in the fair value measurement of the indemnification asset are the discount rate and loss severity. Significant increases (decreases) to the discount rate in isolation could result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) to the loss severity could result in a significantly higher (lower) fair value measurement. The discount is calculated as the risk free rate plus a credit spread which is based on corporate debt issued by the indemnifying parties. Loss severity is determined by analyzing the value of the underlying mortgaged asset, the probability of borrower default, the value of the underlying government (VA) guarantee among other factors discounted over the estimated life of the asset. As the Company calculates the fair value of the indemnification asset using unobservable inputs the Company classifies the indemnification asset within Level 3 of the valuation hierarchy. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience. Counterparty credit risk is taken into account when determining fair value.
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

Unfunded credit extension commitments at December 31, 2016 and 2015 are as follows:

	2016	2015
Commercial and commercial real estate (1)	$2,652,441	$2,002,796
Home equity lines of credit	506,375	144,190
Credit card lines of credit	25,810	21,979
Standby letters of credit	18,923	15,639
Total unfunded credit extension commitments	$3,203,549	$2,184,604

(1)	Of the outstanding unfunded commercial and commercial real estate commitments, $1,307,517 and $909,065 were cancellable by the Company at December 31, 2016 and 2015, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $164,181 and $169,922 of these commitments outstanding as of December 31, 2016 and 2015, respectively.
The Company also enters into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at December 31, 2016 and 2015 are as follows:

	2016	2015
Residential	$154,093	$495,039
Commercial and commercial real estate	698,559	662,509
Equipment financing receivables	287,210	329,278
Home equity lines of credit	36,207	106,533
Total commitments to lend in the pipeline	$1,176,069	$1,593,359
Standby letters of credit issued by third party entities are used to guarantee the Company's performance of various contracts. At December 31, 2016 and 2015, the Company had $158,732 and $231,248, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EverBank has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of December 31, 2016 are as follows:

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
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights. As of December 31, 2016, the Company is obligated to pay $37,367, in the aggregate, through February 28, 2025. Under this agreement, the amount due in 2017 is $3,927, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party purchaser. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2010 through December 31, 2016, the Company originated, sold and securitized approximately $77,436,459 of mortgage loans to GSEs and private non-GSE purchasers.
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
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination and sale of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of loan sales, which are subjected to these representations and warranties, based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses, an accrual for a noncontingent obligation to stand ready to perform over the term of the representations and warranties and an accrual for probable losses identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors which are applied to those loans originated and sold by the Company. Loss factors, which are tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. Under this Level 3 technique, the historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $3,537 and $4,290 at December 31, 2016 and 2015, respectively, and is recorded in accounts payable and accrued liabilities. The Company incurred liabilities for new loan sales and securitizations of $2,162, $2,379 and $2,199 for the years ended December 31, 2016, 2015 and 2014, respectively. The liability is amortized, through a credit to earnings, as the Company is released from risk.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans in which the Company does not own the underlying mortgage, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced for others at December 31, 2016 and 2015, was $30,359,000 and $31,155,000, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at December 31, 2016 and 2015, was $141 and $1,806, respectively.
Operating Leases — The Company has entered into various operating leases for the office space in which it operates, many of which include the ability to extend the original terms of the lease at the Company’s option. General and administrative expense associated with these leases was $15,996, $16,874 and $18,821 for the years ended December 31, 2016, 2015 and 2014, respectively.
The future minimum lease payments for the leases at December 31, 2016, are as follows:

2017	$17,052
2018	12,902
2019	10,898
2020	8,874
2021	6,295
Thereafter	7,266
$63,287
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
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $79,917 and $138,812 at December 31, 2016 and 2015, respectively.
Legal Actions — On January 5, 2016, the OCC terminated EverBank’s consent order, including the remaining portions of the 2011 consent order as amended in 2013 and 2015, having determined that EverBank had satisfied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1,000 in civil money penalties pertaining to certain improper fees charged to borrowers during the timeframe the consent order had been in place. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place. At December 31, 2016, Everbank has accrued approximately $129 for potential further remediation payments to be made.
Proposed TIAA Merger — On August 7, 2016, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with TIAA. Pursuant to the Merger Agreement, the Company will no longer operate as a publicly traded entity and will become a wholly-owned subsidiary of TIAA. Completion of this Merger is subject to regulatory approval, which is currently pending. Given the uncertain nature of change in control events, the accounting literature restricts accruals of items contingent upon execution of change in control events. As such, the broker fees contingent upon the successful completion of the Merger have not been accrued, which total $19,500. In addition, certain key employees have previously entered into employment agreements with the Company which require pay out in the event of a change of control and as a result the Company may be obligated to pay out if the Merger is completed. The Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions without the consent of TIAA until the proposed merger occurs.
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

Non-Consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at December 31, 2016 and 2015:

	2016		2015
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$12,909	$12,909	$31,825	$31,825
Debt securities	543,195	543,195	658,536	658,536
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios as set forth in the table below. EB’s primary regulatory agency, the OCC, requires EB to maintain ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. EB, consistent with the industry, is also subject to prompt corrective action requirements set forth by the FDIC. The FDIC requires EB to maintain minimum total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and core capital (as defined). Management believes that, as of December 31, 2016, the Company and EverBank met all capital adequacy requirements to which they are subject.
The regulatory capital ratios for EB, along with the capital amounts and ratios for the minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Common equity Tier 1 ratio	$2,265,749	12.8%	$795,505	4.5%	$1,149,063	6.5%
Tier 1 leverage ratio	2,265,749	8.0	1,128,359	4.0	1,410,448	5.0
Tier 1 risk-based capital ratio	2,265,749	12.8	1,060,673	6.0	1,414,231	8.0
Total risk-based capital ratio	2,369,892	13.4	1,414,231	8.0	1,767,789	10.0
2015
Common equity tier 1 ratio	$2,048,481	12.0%	$770,989	4.5%	$1,113,650	6.5%
Tier 1 leverage ratio	2,048,481	8.1	1,011,266	4.0	1,264,083	5.0
Tier 1 risk-based capital ratio	2,048,481	12.0	1,027,985	6.0	1,370,647	8.0
Total risk-based capital ratio	2,127,270	12.4	1,370,647	8.0	1,713,308	10.0
The regulatory capital ratios for the Company, along with the capital amounts and ratios for the minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Common equity Tier 1 ratio	$1,864,108	10.5%	$795,874	4.5%	$1,149,596	6.5%
Tier 1 leverage ratio	2,112,858	7.5	1,128,639	4.0	1,410,799	5.0
Tier 1 risk-based capital ratio	2,112,858	12.0	1,061,166	6.0	1,414,888	8.0
Total risk-based capital ratio	2,478,529	14.0	1,414,888	8.0	1,768,610	10.0
2015
Common equity tier 1 ratio	$1,704,232	9.9%	$770,929	4.5%	$1,113,564	6.5%
Tier 1 leverage ratio	1,957,982	7.7	1,011,472	4.0	1,264,340	5.0
Tier 1 risk-based capital ratio	1,957,982	11.4	1,027,905	6.0	1,370,541	8.0
Total risk-based capital ratio	2,209,191	12.9	1,370,541	8.0	1,713,176	10.0
As of December 31, 2016 and 2015, EB qualified as a well capitalized institution according to the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). Management does not believe that any condition or event that would result in a change in this category has occurred since December 31, 2016.
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
27. Related Parties
The Company lends to and accepts deposits from shareholders, directors, officers and their related business interests on substantially the same terms as loans and deposits to other individuals and businesses of comparable credit worthiness. Loans to related parties were approximately $1,334 and $5,812 at December 31, 2016 and 2015, respectively, and are included in loans held for investment. Deposits held for related parties were approximately $8,692 and $7,400 at December 31, 2016 and 2015, respectively.
The Company leased certain office property from a limited partnership owned in part by a director and shareholder of the Company and the director’s direct interests. The lease agreements relate to properties located in Jacksonville, Florida, and reflect substantially the same terms as leases entered into with other businesses of comparable standing. Several of the leases matured in 2014, with one remaining lease that matured in February of 2015 therefore, we had no payment obligations in 2016. Payments related to the properties totaled $0, $66 and $1,998 for the years ended December 31, 2016, 2015 and 2014, respectively.
28. Condensed Parent Company Financial Information
Condensed balance sheets of EverBank Financial Corp as of December 31, 2016 and 2015 are as follows:

	2016	2015
Assets
Cash and cash equivalents	$120,841	$97,345
Investment in subsidiaries:
Bank subsidiary	2,261,883	2,050,456
Nonbank subsidiaries	—	3,344
Total investment in subsidiaries	2,261,883	2,053,800
Other assets	8,880	6,320
Total Assets	$2,391,604	$2,157,465
Liabilities
Accounts payable and accrued liabilities	$14,832	$9,627
Due to subsidiaries, net	162	3,347
Trust preferred securities and subordinated notes payable (Note 14)	360,278	276,170
Total Liabilities	375,272	289,144
Total Shareholders’ Equity (Note 15)	2,016,332	1,868,321
Total Liabilities and Shareholders’ Equity	$2,391,604	$2,157,465
Condensed statements of income of EverBank Financial Corp for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Income
Other income	$2,080	$347	$261
Total income	2,080	347	261
Expense
Interest expense	20,314	11,605	6,598
Noninterest expense	4,807	4,402	4,169
Total expense	25,121	16,007	10,767
Income (loss) before income tax benefit	(23,041)	(15,660)	(10,506)
Income tax benefit	(8,735)	(5,827)	(3,802)
Income (loss) before equity in earnings of subsidiaries	(14,306)	(9,833)	(6,704)
Equity in earnings of subsidiaries	159,237	140,359	154,786
Net Income	$144,931	$130,526	$148,082
Comprehensive Income (Loss) (1)	$157,422	$132,110	$135,100

(1)	Refer to the consolidated statements of comprehensive income for other comprehensive income details.

Condensed statements of cash flows of EverBank Financial Corp for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Operating Activities:
Net income	$144,931	$130,526	$148,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(159,237)	(140,359)	(154,786)
Amortization of debt issue costs	377	—	—
Dividends received from bank subsidiary	52,000	40,000	40,000
Deferred income taxes	(264)	(571)	(68)
Gain on extinguishment of debt	(1,478)	—	—
Other operating activities	358	539	462
Changes in operating assets and liabilities:
Other assets	1,905	1,804	(4,336)
Accounts payable and accrued liabilities	4,966	4,546	489
Due to subsidiaries	(3,184)	(305)	273
Net cash provided by operating activities	40,374	36,180	30,116
Investing Activities:
Capital contributions	(85,000)	(150,000)	(15,000)
Net cash used in investing activities	(85,000)	(150,000)	(15,000)
Financing Activities:
Repurchase of trust preferred securities	(3,522)	—	—
Proceeds from issuance of subordinated notes payable, net of issuance costs	88,731	172,286	—
Proceeds from issuance of common stock	23,845	13,672	7,466
Dividends paid	(40,197)	(35,044)	(27,336)
Other financing activities	(735)	—	—
Net cash provided by (used in) financing activities	68,122	150,914	(19,870)
Net change in cash and cash equivalents	23,496	37,094	(4,754)
Cash and cash equivalents at beginning of period	97,345	60,251	65,005
Cash and cash equivalents at end of period	$120,841	$97,345	$60,251
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$18,797	$6,630	$6,594
Income taxes	(10,093)	(6,392)	43
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
The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the years ended December 31, 2016, 2015 and 2014. The eliminations column includes intersegment eliminations required for consolidation purposes.

	2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$415,679		$334,404	$(19,733)	$—	$730,350
Total net revenue	533,599	(1)	380,985	(17,169)	—	897,415
Intersegment revenue	66,165		(66,165)	—	—	—
Depreciation and amortization	7,834		9,620	8,155	—	25,609
Income (loss) before income taxes	153,857	(1)	216,210	(140,567)	—	229,500
Total assets	17,360,662		10,672,692	284,351	(479,619)	27,838,086

	2015
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$363,897		$315,711	$(11,265)	$—	$668,343
Total net revenue	528,530	(2)	365,789	(10,596)	—	883,723
Intersegment revenue	44,476		(44,476)	—	—	—
Depreciation and amortization	9,259		11,173	6,870	—	27,302
Income (loss) before income taxes	110,637	(2)	221,502	(124,980)	—	207,159
Total assets	16,273,989		10,354,535	320,501	(347,999)	26,601,026

	2014
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$319,807		$251,357	$(6,357)	$—	$564,807
Total net revenue	615,256	(3)	292,706	(5,916)	—	902,046
Intersegment revenue	66,840		(66,840)	—	—	—
Depreciation and amortization	9,153		14,980	7,648	—	31,781
Income (loss) before income taxes	168,553	(3)	177,321	(107,303)	—	238,571
Total assets	13,825,052		7,892,974	215,095	(315,333)	21,617,788

(1)	Segment earnings in the Consumer Banking segment included $61,392 charges for MSR impairment, net of recoveries, for the year ended December 31, 2016.

(2)	Segment earnings in the Consumer Banking segment included $31,986 charges for MSR impairment, net of recoveries, for the year ended December 31, 2015.

(3)	Segment earnings in the Consumer Banking segment included $8,012 in recoveries on the MSR valuation allowance, net of impairment charges, for the year ended December 31, 2014.

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

(in millions, except share and per share data)	2016 Quarters				2015 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
Income Statement Data:
Interest income	$258.4	$256.9	$243.5	$238.9	$234.6	$223.6	$218.0	$203.0
Interest expense	68.9	67.3	66.1	65.1	59.6	54.8	48.9	47.6
Net interest income	189.5	189.6	177.4	173.8	175.0	168.8	169.0	155.4
Provision for loan and lease losses(1)	22.0	12.1	6.0	8.9	10.1	11.1	7.9	9.0
Net interest income after provision for loan and lease losses	167.5	177.6	171.4	164.9	164.9	157.7	161.1	146.4
Noninterest income(2)	74.8	43.3	19.2	29.8	57.9	41.2	83.8	32.5
Noninterest expense(3)	151.9	161.8	155.8	149.4	152.9	151.5	178.0	156.0
Income before income taxes	90.4	59.1	34.8	45.2	69.9	47.4	66.9	22.9
Provision for income taxes	32.1	22.0	13.2	17.3	24.8	17.8	25.4	8.7
Net income	$58.3	$37.1	$21.6	$27.9	$45.1	$29.6	$41.6	$14.2
Net income allocated to common shareholders	$55.8	$34.6	$19.0	$25.4	$42.6	$27.1	$39.0	$11.7
Per Share Data:
Weighted-average common shares outstanding:
(units in thousands)
Basic	126,175	125,382	125,294	125,125	124,983	124,823	124,348	123,939
Diluted	128,912	127,453	126,612	126,045	126,980	127,099	126,523	126,037
Earnings per common share:
Basic	$0.44	$0.28	$0.15	$0.20	$0.34	$0.22	$0.31	$0.09
Diluted	0.43	0.27	0.15	0.20	0.34	0.21	0.31	0.09
Dividends declared per common share	0.06	0.06	0.06	0.06	0.06	0.06	0.04	0.04

	2016 Quarters				2015 Quarters
(in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Balance Sheet Data (period end):
Cash and cash equivalents	$791.4	$588.7	$621.9	$600.6	$582.5	$599.2	$558.2	$552.0
Investment securities	828.3	882.5	837.0	840.5	924.2	927.2	1,005.1	1,071.8
Loans held for sale	1,443.3	2,112.9	1,485.7	1,137.7	1,509.3	1,483.8	1,330.8	1,861.3
Loans and leases held for investment, net	23,453.7	23,842.6	23,134.4	22,672.6	22,149.4	20,805.5	19,847.8	18,470.8
Total assets	27,838.1	28,703.0	27,354.3	26,641.4	26,601.0	25,214.7	24,120.5	23,347.2
Deposits	19,638.2	19,643.3	18,811.8	18,996.5	18,242.0	17,566.1	16,483.5	16,076.7
Total liabilities	25,821.8	26,807.5	25,497.0	24,785.5	24,732.7	23,391.9	22,300.7	21,589.4
Total shareholders’ equity	2,016.3	1,895.6	1,857.4	1,855.9	1,868.3	1,822.9	1,819.8	1,757.8
Performance Metrics:
Return on average assets	0.83%	0.53%	0.32%	0.43%	0.71%	0.48%	0.72%	0.26%
Return on average equity(4)	12.3%	8.0%	4.4%	6.0%	10.0%	6.5%	9.5%	2.9%
Efficiency ratio(5)	57%	69%	79%	73%	66%	72%	70%	83%

(1)
For the three months ended June 30, 2016, provision for loan and lease losses includes a $0.3 million decrease in non-accretable discount related to Bank of Florida ACI. For the three months ended September 30, 2015, provision for loan and lease losses includes a $0.1 million decrease in non-accretable discount related to Bank of Florida acquired credit-impaired loans (ACI). For the three months ended June 30, 2015, provision for loan and lease losses includes a $0.3 million increase in non-accretable discount related to Bank of Florida ACI. For the three months ended March 31, 2015, provision for loan and lease losses includes a $1.6 million decrease in non-accretable discount related to Bank of Florida ACI.

(2)
For the three months ended December 31, 2016, noninterest income includes $21.2 million in recovery of MSR valuation allowance. For the three months ended September 30, 2016, noninterest income includes a $23.2 million impairment charge related to MSR. For the three months ended June 30, 2016, noninterest income includes $36.9 million impairment charge related to MSR, a $0.1 million increase related to restructuring cost and a $1.5 million gain on repurchase of trust preferred securities. For the three months ended March 31, 2016, noninterest income includes a $22.5 million impairment charge related to MSR. For the three months ended December 31, 2015, noninterest income includes $0.1 million in recovery on MSR valuation and a $0.2 million decrease related to restructuring cost. For the three months ended September 30, 2015, noninterest income includes a $4.5 million impairment charge related to MSR.

For the three months ended June 30, 2015, noninterest income includes $15.7 million in recovery on MSR valuation and a $0.1 million decrease related to restructuring cost. For the three months ended March 31, 2015, noninterest income includes $43.4 million impairment charge related to MSR.

(3)
For the three months ended December 31, 2016, noninterest expense includes $2.5 million of transaction and non-recurring regulatory related expense and a decrease of $0.1 million in restructuring cost. For the three months ended September 30, 2016, noninterest expense includes $6.8 million of transaction and non-recurring regulatory related expense and a decrease of $2.6 million in restructuring costs. For the three months ended June 30, 2016, noninterest expense includes $0.3 million in transaction and non-recurring regulatory related expense and $0.6 million reduction of restructuring costs. For the three months ended March 31, 2016, noninterest expense includes a decrease of $0.1 million in transaction and non-recurring regulatory related expense and $0.7 million in restructuring costs. For the three months ended December 31, 2015, noninterest expense includes a decrease of $3.0 million due to a reduction in transaction expense and non-recurring regulatory related expense and $3.4 million in restructuring cost. For the three months ended September 30, 2015, noninterest expense includes a decrease of $1.3 million due to a reduction in transaction expense and non-recurring regulatory related expense and a decrease of $0.4 million in restructuring cost. For the three months ended June 30, 2015, noninterest expense includes $6.0 million in non-recurring regulatory related expense and $17.1 million in restructuring cost. For the three months ended March 31, 2015, noninterest expense includes $2.4 million in transaction expense and non-recurring regulatory related expense.

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
Item 9A.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2016. The Company’s controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
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
Management assessed the Company's internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission on May 14, 2013 (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The management of EverBank Financial Corp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016. The Company’s independent registered public accounting firm, that audited the Company’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2016.
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

/s/ Robert M. Clements	/s/ Steven J. Fischer

Robert M. Clements	Steven J. Fischer
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: February 17, 2017	Date: February 17, 2017

Item 9B.   Other Information
None.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item relating to EverBank Financial Corp's directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2016 fiscal year.
Item 11.   Executive Compensation
The information required by this item relating to compensation of our directors and executive officers will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2016 fiscal year.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2016 fiscal year.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to security ownership of certain relationships and related transactions and director independence will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2016 fiscal year.
Item 14.   Principal Accountant Fees and Services
The information required by this item relating to principal accountant fees and services will be included in an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2016 fiscal year.

Part IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
(a) Documents Filed As Part of This Report
The following consolidated financial statements of EverBank Financial Corp and Subsidiaries are filed as part of this report under Item 8 - Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets - As of December 31, 2016 and 2015

•	Consolidated Statements of Income - For the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Shareholders' Equity - For the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements
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

EverBank Financial Corp

Date:	February 17, 2017	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Clements	Chairman of the Board and Chief Executive Officer	February 17, 2017
Robert M. Clements	(Principal Executive Officer)

/s/ Steven J. Fischer	Senior Executive Vice President and Chief Financial Officer	February 17, 2017
Steven J. Fischer	(Principal Financial and Accounting Officer)

/s/ Joseph D. Hinkel	Director	February 17, 2017
Joseph D. Hinkel

/s/ Merrick R. Kleeman	Director	February 17, 2017
Merrick R. Kleeman

/s/ W. Radford Lovett, II	Director	February 17, 2017
W. Radford Lovett, II

/s/ Arrington H. Mixon	Director	February 17, 2017
Arrington H. Mixon

/s/ Robert J. Mylod, Jr.	Director	February 17, 2017
Robert J. Mylod, Jr.

/s/ Russell B. Newton, III	Director	February 17, 2017
Russell B. Newton, III

/s/ William Sanford	Director	February 17, 2017
William Sanford

/s/ Richard P. Schifter	Director	February 17, 2017
Richard P. Schifter

/s/ Scott M. Stuart	Director	February 17, 2017
Scott M. Stuart

/s/ W. Blake Wilson	Director	February 17, 2017
W. Blake Wilson

EXHIBIT INDEX

Exhibit No.	Description

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

4.39
Second Supplemental Indenture, dated as of March 14, 2016, by and between EverBank Financial Corp, and Wells Fargo, N.A., as Trustee. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2016 and incorporated herein by reference).

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

10.28
Employment Agreement between EverBank Financial Corp and James Hubbard (filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on February 19, 2016 and incorporated herein by reference),

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements.

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