Form 10-K/A
period 2016-12-31
EverBank Financial Corp
filed 2017-04-14
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of March 28, 2017, there were 127,814,763 shares of common stock outstanding.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by EverBank Financial Corp in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2017.  The Company is not filing its definitive proxy statement for its 2017 annual shareholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Form 10-K/A discloses such information herein. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

Part III
Item 10.   Directors, Executive Officers and Corporate Governance
Robert M. Clements
Director since 1997 (including predecessor companies)
Age: 54
Mr. Clements has served as Chairman of the Board and Chief Executive Officer of EverBank Financial Corp and its predecessor companies since 1997. Mr. Clements joined the EverBank Financial Corp family of companies in 1994. Mr. Clements was previously a Vice President at Merrill Lynch & Co., where he was a member of the firm’s leveraged buyout group, Merrill Lynch Capital Partners, Inc. He is a former member of the Federal Reserve Board’s Thrift Institutions Advisory Council, and a former director of Fidelity National Financial, Inc., Fidelity National Information Services, Inc., Fortegra Capital and Columbia National Mortgage Corporation. Mr. Clements received a B.A. in Economics from Dartmouth College and an M.B.A. from Harvard Business School.
W. Blake Wilson
Director since 2005
Age: 50
Mr. Wilson has been a director and the President of EverBank Financial Corp since 2005 and has been Chief Operating Officer of EverBank Financial Corp since 2011. From January 2002 to 2011, Mr. Wilson served as our Chief Financial Officer. Mr. Wilson has been involved in the financial services industry since 1989. Prior to joining the Company, Mr. Wilson was the Chief Financial Officer of HomeSide Lending, Inc. and served in various positions there since 1996. He was Vice President of Corporate Finance at Prudential Home Mortgage and also worked for KPMG Peat Marwick’s National Mortgage and Structured Finance Group in Washington, D.C. prior to joining HomeSide Lending. Mr. Wilson has also served on various industry advisory boards. Mr. Wilson received a B.A. in Accounting, cum laude, from the University of Utah.
Joseph D. Hinkel
Director since 2011
Age: 68
Mr. Hinkel is a retired CPA with 36 years of experience at major public accounting firms. From June 2002 to October 2006, he was a Managing Director of KPMG, LLP. Prior to working at KPMG, he was employed by Arthur Andersen LLP from 1971 to 2002, and served as a partner from 1983 to 2002. Subsequent to leaving public accounting, Mr. Hinkel consulted with a number of organizations through 2014. Mr. Hinkel served as a director of Dayton Superior Corporation from 2007 to 2009. He received a B.S. in Business Administration from the University of Dayton in 1971 and practiced as a certified public accountant from 1973 until 2009.
Merrick R. Kleeman
Director since 2009
Age: 53
Mr. Kleeman is a founding partner of Wheelock Street Capital, L.L.C., a real estate private equity firm formed in 2008 to pursue a value oriented investment strategy. Prior to forming Wheelock Street Capital, Mr. Kleeman spent over 15 years working at Starwood Capital Group, where he served as Senior Managing Director and Head of Acquisitions. Mr. Kleeman led the acquisition of Westin Hotels & Resorts, National and American Golf, Le Meridien Hotels & Resorts in collaboration with Starwood Hotels, and the formation of Troon Golf and Starwood Land Ventures. Mr. Kleeman serves on the board of trustees of The Waterside School in Stamford, Connecticut, on the board of the Norwalk Open Door Shelter and on Dartmouth College’s Presidential Leadership Council. Mr. Kleeman received a B.A. from Dartmouth College and an M.B.A. from Harvard Business School, where he was a Baker Scholar.
W. Radford Lovett, II
Director since 2004 (including predecessor companies)
Age: 57
Mr. Lovett is Managing Director and co-founding partner of Lovett Miller & Co., a Florida-based venture capital and private equity firm that invests in privately held companies primarily in the southeastern United States. Mr. Lovett has also served as founder, Chairman and Chief Executive Officer of two successful growth companies, TowerCom Development, LP, a developer of wireless communication infrastructure, and TowerCom Limited, a developer of broadcast communication towers. Mr. Lovett has served as a director of over 20 private companies, and currently serves on the board of directors of five private companies. Prior to co-founding Lovett Miller & Co., Mr. Lovett served as the President of Southcoast Capital Corporation, a Jacksonville-based holding company that invests in private companies, public companies and real estate. In addition, Mr. Lovett is currently a member of the Board of Trustees for the University of North Florida and formerly served as President of the Foundation Board and Co-Chairman of the University of North Florida’s Capital Campaign. He is also a former Chairman of the Youth Crisis Center and the Jacksonville Jaguars Honor Rows Program. Mr. Lovett received a B.A. from Harvard College.
Arrington H. Mixon
Director since 2013
Age: 56
Since 2011, Ms. Mixon has served as a Senior Program Officer and Advisory Board Member for The Leon Levine Foundation and Portfolio Manager for L&L Management, Inc., a North Carolina corporation. Prior to working with The Leon Levine Foundation and L&L Management, Ms. Mixon was an executive with Bank of America Corporation from 1982 through 2009.  While with Bank of America, Ms. Mixon served in various positions including as an executive in Enterprise Credit Risk, an executive in Global Portfolio Strategies, the Managing Director of European Global

Markets, the Managing Director of Loan Syndications, and as a vice-president in a loan production office. Ms. Mixon received a B.A. in Economics, magna cum laude, from the University of Virginia and a Masters in Finance from the Kellogg Graduate School of Management, Northwestern University.
Robert J. Mylod, Jr.
Director since 2001 (including predecessor companies)
Age: 50
Mr. Mylod is the Managing Partner of Annox Capital Management, a private investment firm that he founded in 2013. From 1999 to 2011, Mr. Mylod held several roles at priceline.com, including Vice Chairman, Head of Worldwide Strategy and Planning, and Chief Financial Officer. Prior to joining priceline.com, Mr. Mylod was a Principal at Stonington Partners, a private equity investment firm. Prior to Stonington Partners, Mr. Mylod was an associate with Merrill Lynch Capital Partners, the merchant banking division of Merrill Lynch & Co. Mr. Mylod is a member of the board of directors of several privately held companies in which Annox Capital Management or its affiliates are a principal investor. Mr. Mylod received an A.B. in English from the University of Michigan and an M.B.A. from the University of Chicago Graduate School of Business.
Russell B. Newton, III
Director since 2009
Age: 63
Mr. Newton is the Chairman and Chief Executive Officer of Timucuan Asset Management, Inc., or Timucuan, a privately owned investment management firm. Mr. Newton has been responsible for directing the investment activities of the Newton family since 1981. In 1988, Mr. Newton formed Timucuan to provide asset management services to those outside the Newton family. Mr. Newton also controls the general partner of The Timucuan Fund, L.P., which he formed in 1990, and Timucuan Opportunity Fund, L.P., which he launched in October 2001. Prior to 1981, Mr. Newton was employed as a public accountant by Peat Marwick Mitchell & Company. Mr. Newton received a B.A. from Bowdoin College and attended the Graduate School of Business Administration, New York University.
William Sanford
Director since 2006
Age: 57
Mr. Sanford is a director and the Vice President Corporate Development of Lipari Foods, Inc. Mr. Sanford was the Interim Chief Executive Officer of Fairway Group Holdings Corp from 2014 to 2015, and joined Fairway in 2008, serving as the President, Chief Financial Officer and Chief Administrative Officer. From 1998 through 2008, he was with Interline Brands, Inc., a Jacksonville, Florida-based distributor and direct marketer of building maintenance products where he served as President, Chief Operating Officer and Secretary and previously as Chief Financial Officer. Mr. Sanford has worked in the wholesale distribution industry since 1984 and has held senior executive positions with Airgas, Inc. and MSC Industrial Direct. Mr. Sanford received a B.S. from Vanderbilt University.
Richard P. Schifter
Director since 2010
Age: 64
Mr. Schifter is a senior advisor to TPG Capital, a global private investment firm. Mr. Schifter was a partner at TPG from 1994 to 2013. Prior to joining TPG Capital, Mr. Schifter was a partner at the law firm of Arnold & Porter LLP in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring. Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter currently serves on the Boards of Directors of LPL Financial Holdings, Inc., Direct General Corporation and American Airlines Group and on the Board of Overseers of the University of Pennsylvania Law School. Mr. Schifter is also a member of the board of directors of the Youth, I.N.C. (Improving Non-profits for Children). Mr. Schifter received a B.A. with distinction from George Washington University and a J.D., cum laude, from the University of Pennsylvania Law School.
Scott M. Stuart
Director since 2008
Age: 57
Mr. Stuart is co-founder of Sageview Capital L.P., a private equity investment firm. Prior to co-founding Sageview Capital L.P. in 2006, Mr. Stuart worked for the global private equity firm Kohlberg Kravis Roberts & Co., L.P., or KKR, from 1986 to 2005. Mr. Stuart became a partner of KKR in 1994 and served on KKR’s investment committee from 2000 until 2005. From 2000 until his departure in 2005, Mr. Stuart was responsible for KKR’s industry groups in the utilities and consumer products sectors. Prior to joining KKR in 1986, Mr. Stuart worked from 1981 to 1984 in the Mergers and Acquisitions Department at Lehman Brothers Kuhn Loeb, Inc. Mr. Stuart served as a director of the Sealy Corporation from April 2004 through April 2009. Mr. Stuart is Sageview’s designated member of our Board, pursuant to the terms of the Transfer and Governance Agreement described in “Board Composition-Board Rights of Arena, Lovett Miller and Sageview” below. Mr. Stuart received a B.A. from Dartmouth College and an M.B.A. from Stanford University.
Steven J. Fischer
Age: 46
Mr. Fischer has served as Senior Executive Vice President and Chief Financial Officer of EverBank Financial Corp since 2015, and was the Executive Vice President and Chief Financial Officer from 2011 to 2015. Prior to joining the Company, Mr. Fischer was a partner in the Florida/Puerto Rico practice of Deloitte & Touche LLP since 2004, having joined Deloitte in 1992. He has over 18 years of public accounting experience and has provided advisory, attest and consulting services to clients primarily in the financial services industry. Mr. Fischer received a B.S. in Accounting and Finance from Florida State University and is a certified public accountant in Florida and Georgia.

Francis X. Ervin, Jr.
Age: 55
Mr. Ervin has served as Executive Vice President and Chief Risk Officer of EverBank Financial Corp since September 2014. From September 2013 through August 2014, Mr. Ervin served as our Senior Vice President and Chief Auditor. Prior to joining the Company, from 2006 through 2013, Mr. Ervin held a variety of senior positions with Bank of America Corporation, including Senior Risk Executive and Senior Audit Director. From 2004 through 2006 he was the Managing Director and Chief Financial Officer of various divisions and subsidiaries of Wachovia Securities, Inc. From 1992 through 2004, Mr. Ervin held a variety of senior financial officer positions with Merrill Lynch & Co., including Chief Financial Officer of the Merrill Lynch U.S. Banks and Merrill Lynch Credit Corporation. From 1985 through 1992 he worked as a Senior Audit Manager, specializing in financial services for PricewaterhouseCoopers. Mr. Ervin received a B.S. in Accountancy from Villanova University and is a certified public accountant.
James R. Hubbard
Age: 58
Mr. Hubbard has served as Executive Vice President, General Counsel and Secretary of EverBank Financial Corp since August 2015.  Prior to joining EverBank, Mr. Hubbard was SVP and Chief Legal Officer of Fifth Third Bancorp and served in various positions there since 1992.  Prior to joining Fifth Third Bancorp, Mr. Hubbard was with the law firms of Kaye Scholer LLP and Frost Brown Todd LLC. Mr. Hubbard received a B.A. from Colgate University and received a J.D. from the University of Cincinnati College of Law.
John S. Surface
Age: 45
Mr. Surface has served as Senior Executive Vice President - Corporate Development of EverBank Financial Corp since 2015. From 2004 to 2015 he served as Executive Vice President - Corporate Development. Mr. Surface manages the Company’s business development, partnership and mergers and acquisitions activities. He has been with the Company for 18 years and served previously as Vice President of Asset Management for the EverBank Financial Corp family of companies. In addition, he previously worked as an Associate at TSG Equity Partners, a venture capital investment firm. Mr. Surface has served on various nonprofit housing boards, including HabiJax and LISC Jacksonville, and serves on the Williams School Board of Advisors for Washington and Lee University. Mr. Surface received a B.S. in Business Management, magna cum laude and Phi Beta Kappa, from Washington and Lee University and an M.B.A. from Harvard Business School.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities, if any, to file reports of ownership and changes in ownership of the Company’s stock with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed.
Based solely on a review of the forms filed during or with respect to fiscal year 2016 and written representations from the reporting persons, the Company believes that its executive officers and directors filed all required reports with the SEC on a timely basis.

Code of Business Conduct and Ethics
The Board has adopted a code of business conduct and ethics that applies to all of the Company’s officers and employees and a code of conduct for the directors. The code of business conduct and ethics for the Company’s officers and employees and the code of conduct for directors is available at www.about.everbank under the Corporate Governance section of the Investor Relations tab. Any amendments to the code, or any waivers of its requirements, will be disclosed on the Company’s website.
Code of Ethics for Principal Executive and Senior Financial Officers
The Board has adopted a code of ethics that applies to the Company’s principal executive and senior financial officers. The code of ethics for the Company’s principal executive and senior financial officers is available at https://about.everbank under the Governance section of the Investor Relations tab. Any amendments to the code, or any waivers of its requirements, will be disclosed on the Company’s website.
Corporate Governance Guidelines
The Board has adopted our Corporate Governance Guidelines to assist the Board in the exercise of its fiduciary duties and responsibilities and to promote the effective functioning of the Board and its committees. The Company’s Corporate Governance Guidelines are available at https://about.everbank under the Governance section of the Investor Relations tab. Any amendments to the guidelines will be disclosed on the Company’s website.
Stockholder Nominations for Election to the Board
There have been no changes in the procedures by which the Company’s security holders may recommend nominees to the Board.
Audit Committee
Committee Chair: Joseph D. Hinkel
Additional Committee Members: Arrington H. Mixon, Russell B. Newton, III
Meetings Held in 2016: 6

Primary Responsibilities:

Responsibilities	Description
Controls
Reviewing the adequacy and effectiveness of the Company’s accounting and internal controls and procedures, including the responsibilities, budget, compensation and staffing of the Company’s internal audit function.

Management Review
Reviewing with management the Company’s administrative, operational and accounting internal controls, including any special audit steps adopted in light of the discovery of material control deficiencies.

Internal Audit	Direct supervision of the Company’s internal audit group.
Compliance	Reviewing and discussing with the Company’s independent auditors and management the Company’s compliance with the applicable regulatory requirements.
Investigations	Investigating matters brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the Audit Committee deems necessary.
Financial Statements
Reviewing the Company’s annual and quarterly financial statements prior to their filing and prior to the release of earnings, and reviewing the independent auditor’s audit report for inclusion in the Annual Report on Form 10-K, and recommending to the Board whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K.

Reports	Preparing the Audit Committee report required by SEC rules to be included in the Annual Report on Form 10-K.
Independent Auditors
Determining the compensation of, and reviewing the performance of, the independent auditors, appointing or terminating the independent auditors and considering and approving, in advance, any services proposed to be performed by the independent auditors.

Independent Auditor Report
Reviewing an annual report from the independent auditors describing: (i) the independent auditors’ internal quality-control review; (ii) any material issues raised by the most recent internal quality control review, or peer review, of the independent auditors, or by any inquiry or investigation by any governmental or professional authority, within the past five years, with respect to one or more independent audits carried out by the independent auditors, and any steps taken to deal with any such issues; and (iii) all relationships between the independent auditors and the Company.

Complaints and Submissions
Establishing procedures for: (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and (iii) the review, and if necessary investigations of material incidents reported through the Company’s employee incident response system.

Other	Handling such other matters that are specifically delegated to the Audit Committee by the Board from time to time.
Committee Independence
Rule 10A-3 promulgated by the SEC under the Exchange Act and Section 303A.07 of the NYSE Listed Company Manual require our Audit Committee to be comprised entirely of independent directors. The Board has affirmatively determined that each of the current and incoming members of the Audit Committee will meet the definition of “independent director” under Section 303A.02 of the NYSE Listed Company Manual and for purposes of serving on an Audit Committee under applicable SEC rules.
Financial Expertise
The Board has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, the Board has determined that Mr. Hinkel is qualified to serve as an “audit committee financial expert” under applicable SEC rules.
Committee Charter
The Audit Committee operates pursuant to a written charter, which is available on the Company’s website at www.about.everbank under the Governance section of the Investor Relations tab.
Item 11.   Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis, or CD&A, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our executives, and the material factors that we considered in making those decisions. Following this CD&A, you will find a series of tables containing specific data about the compensation earned or paid in 2016 to the following individuals, to whom we refer as our “Named Executive Officers”:

Name	Title
Robert M. Clements	Chairman of the Board and Chief Executive Officer
W. Blake Wilson	President and Chief Operating Officer
John S. Surface	Senior Executive Vice President, Corporate Development
Steven J. Fischer	Senior Executive Vice President and Chief Financial Officer
Francis X. Ervin, Jr.	Executive Vice President and Chief Risk Officer

Executive Summary
Compensation Philosophy
Our compensation program is designed to attract and retain the top level of our management, whom we refer to as Executive Management, of the caliber and experience necessary to ensure our success, directly link pay to our performance, and create long-term value for our stockholders. This philosophy is reflected in the following guiding design principles:

Category	Description
Align Pay with Performance and Reinforce Business and Growth Strategies
We have structured our compensation program so that a significant percentage of each executive’s total compensation is “at risk” based on our corporate performance and, in certain cases, individual performance. Our compensation program is designed to reward desired performance and individual contributions, in each case, that promote our business and growth strategies.

Balance Short-and Long-Term Incentives
In order to both further align the interests of our executives with our stockholders and promote increased stock ownership levels among our executives, we strive to provide a balanced mix of short-term incentive awards, such as annual cash incentive awards, and long-term equity incentive awards, such as stock options, time-based and performance-based restricted stock units.

Provide Competitive Compensation
In order to attract and retain qualified talent, we endeavor to maintain compensation levels that are competitive with our peers. To this end, we reviewed a comparative analysis of our executive compensation practices against the practices of a peer group comprised of companies similar to us in both growth strategy and business demographics.

Balance Risk and Return	Our compensation program integrates certain risk mitigation features designed to balance risk and financial results in a manner that does not encourage executives to expose us to imprudent risks.

2016 Highlights
Operating, financial and strategic highlights for 2016 included the following:
Operating Performance and Financial Highlights(1)

Metric	Performance
Total Assets	Asset growth to $27.8 billion as of December 31, 2016, an increase of 5% year over year.
Loans Held for Investment	Loans held for investment of $23.6 billion at December 31, 2016, an increase of 6% year over year.
Total Deposits	Deposit growth to $19.6 billion as of December 31, 2016, an increase of 8% year over year. Deposit increases were driven by continued inflows of new consumer and commercial deposits.
Return on Equity and Adjusted Return on Equity	Achieved a GAAP return on equity, or ROE, of 7.72% and an adjusted ROE, of 10.07% for 2016.
Tangible Common Equity Per Share	Tangible common equity per common share of $14.31 at December 31, 2016, an increase of 7% year over year.
Credit Quality	Adjusted non-performing assets as a percentage of total assets were 0.70% as of December 31, 2016.
Capital Ratios	Consolidated common equity Tier 1 ratio of 10.5% and a bank Tier 1 leverage ratio of 8.0% as of December 31, 2016.
(1) Certain operating performance metrics are non-GAAP financial measures. For a more detailed discussion of these items, including a discussion of why we believe these items are meaningful and a reconciliation of each of these items to the most directly comparable GAAP, financial measure, see pages 34-36 of our annual report on Form 10-K filed with the SEC.

Announcement of Transaction with TIAA
On August 7, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Teachers Insurance and Annuity Association of America, a New York stock life insurance company (“TIAA”), TCT Holdings, Inc., a Delaware corporation and wholly owned subsidiary of TIAA (“TCT Holdings”), and Dolphin Sub Corporation, a Delaware corporation and wholly owned subsidiary of TCT Holdings (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company as the surviving entity (the “Merger”). TCT Holdings will (subject to TIAA’s right under the Merger Agreement to elect not to do so), in connection with the Merger, merge with and into such surviving entity (the “Holdco Merger”). Immediately following the Holdco Merger (or, if TIAA elects not to consummate the Holdco Merger, immediately following the Merger), TIAA-CREF Trust Company, FSB, a federal savings association and wholly owned bank subsidiary of TIAA, will merge with and into EverBank, a federal savings association and wholly owned subsidiary of the Company, with EverBank as the surviving bank (the “Bank Merger”). The Merger Agreement was unanimously approved by the Board of Directors of each of the Company, TIAA, TCT Holdings and Merger Sub.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (1) holders of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”), will have the right to receive $19.50 in cash without interest (the “Merger Consideration”) for each share of Company Common Stock, and (2) holders of the Company’s Series A 6.75% Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share (the “Company Preferred Stock”), will have the right to receive the liquidation preference of $25,000 plus accrued and unpaid dividends on a share of Company Preferred Stock since the last dividend payment date for the Company Preferred Stock to but excluding the date on which the Effective Time occurs less any dividends declared but unpaid, if any, through the Effective Time, in cash without interest.
In addition, subject to the terms and conditions of the Merger Agreement, at the Effective Time: (1) each outstanding option to purchase shares of Company Common Stock granted by the Company will fully vest and be converted automatically into the right to receive an amount in cash without interest equal to the product of (x) the number of shares of Company Common Stock subject to such option, multiplied by (y) the excess, if any, of the Merger Consideration over the exercise price per share of such option; (2) each outstanding restricted stock unit subject only to service-based vesting conditions granted by the Company will fully vest and be converted automatically into the right to receive an amount in cash without interest equal to the product of (x) the number of shares of Company Common Stock subject to such unit, multiplied by (y) the Merger Consideration; and (3) each outstanding restricted stock unit subject to performance-based vesting conditions granted by the Company will fully vest and be converted automatically into the right to receive an amount in cash without interest equal to the product of (x) the number of shares of Company Common Stock subject to such unit based on target performance, multiplied by (y) the Merger Consideration.
At the Effective Time, Mr. Clements will retire as the Company’s Chairman and Chief Executive Officer, but has agreed to serve as a member of the resulting bank’s board of directors. At the Effective Time, Mr. Wilson will serve the President and Chief Executive Officer of the resulting bank, and will serve as a director of the resulting bank. Mr. Surface will leave the Company at the Effective Time to pursue new opportunities. Mr. Fischer will serve as Chief Financial Officer of the resulting bank and Mr. Ervin will serve as Chief Risk Officer of the resulting bank.

The Merger Agreement provides that the component of our Named Executive Officers’ 2016 annual cash bonuses that is based on our adjusted ROE will be paid at the greater of actual or target performance, with the component of such bonus tied to other financial or non-financial performance metrics determined based on actual performance. In respect of fiscal year 2016, we achieved an adjusted ROE of 10.07%, which exceeded the target performance goal of an adjusted ROE of 10.0%. As a result, the portion of annual cash bonuses for our Named Executive Officers tied to adjusted ROE will be paid out based on our 2016 actual performance. For information concerning how we define adjusted ROE, see the section entitled “Annual Cash Bonuses” below and for information concerning how we calculated adjusted ROE with respect to the 2016 fiscal year, see the table entitled “Calculation of Adjusted ROE for 2016” below.
Each of Messrs. Wilson, Surface, Fischer and Ervin entered into letter agreements with TCT Holdings (each, a “letter agreement” and collectively, the “letter agreements”) which provide for a cash transaction award payable in equal portions on the 18 and 24 month anniversaries of the Effective Time, provided each Named Executive Officer is employed by the resulting bank or an affiliate thereof on each such measurement date. Pursuant to the terms of the letter agreements, there can be no double payment of amounts under the letter agreements and their respective employment agreements, as these executives may be eligible to receive payment of the cash transaction awards or the severance amounts described below, but not both.

Elements of Our Compensation Program
Base salary, annual cash bonuses and long-term incentive stock awards comprise the total direct compensation for our Named Executive Officers. We believe these components allow us to retain our talented executives and align with short-term and long-term stockholder value. The table below provides a summary of the components of total direct compensation for 2016.

Element	What the Element Rewards	Purpose and Key Features	Performance Based
Base Salary	Scope of leadership responsibilities Expected future performance	Provide a steady source of income to the executives	No
Annual Cash Bonuses
Corporate Performance

Achievement of absolute ROE targets (in 2016, 10.0% ROE to achieve 100% of target annual cash bonus)

Individual Performance

In the case of Mr. Ervin, also the achievement of individual performance objectives

Encourage and reward achievement of short-term performance objectives

Bonuses for each Named Executive Officer, other than Mr. Ervin, are based solely on corporate performance (achievement of absolute ROE targets)

Bonus for Mr. Ervin based on a combination of corporate and individual performance goals

Payouts are not guaranteed, and no payouts are made if performance thresholds are not achieved
Yes, tied to our operating performance
Long-Term Equity Incentive Awards (In the form of time-based and performance-based restricted stock units)	Appreciation in the value of our common stock
Align executives’ interests with those of our stockholders

Combination of time-based and performance-based restricted stock units provides for a balanced long-term equity incentive program

Time-based restricted stock units (RSU's) promote executive retention because these awards “cliff” vest 100% on the third anniversary of the award, provided the Named Executive Officer remains employed by us on such date

Performance-based restricted stock units (PU's) promote executive retention and align with stockholder interests because these awards vest pro-rata on each of the first, second and third anniversary of the award, provided certain total shareholder return performance hurdles are achieved

Dividends or dividend equivalents are not paid on time-based or performance-based restricted stock units
Yes, tied to the appreciation of our stock price
Total Target Compensation Percentages
The graphs immediately below show the mix of compensation elements targeted to be paid for 2016 to Mr. Clements and to the other Named Executive Officers averaged together. In calculating these percentages, we included: (i) 2016 base salaries for Mr. Clements and the other Named Executive Officers; (ii) target bonus amounts that would have been payable in 2017 to Mr. Clements and the other Named Executive Officers for services performed in 2016, assuming a 100% payout of the annual cash bonuses; and (iii) the grant date value of the long-term equity incentive awards granted in 2016 to Mr. Clements and the other Named Executive Officers. We consider the value of the long-term equity incentive awards to be “variable” because the value of time-based restricted stock units aligns with changes in stock price and the performance-based restricted stock units only have value if the Company achieves specified performance goals related to total shareholder return over one-, two and three -year performance periods, with an opportunity for full vesting based on three-year performance.

2016 Named Executive Officer Compensation and Corporate Performance
Our compensation practices for Executive Management, including the Named Executive Officers, are designed to align a substantial portion of pay to our annual financial and operational results and to the long-term financial interests of the stockholders. This section illustrates the relationship between pay and how we measure performance.
Summary of Compensation Disclosed in the Summary Compensation Table
The table below shows the 2016 base salary, annual cash bonus award earned and long-term equity incentive grant value for each of our Named Executive Officers. The table is not a substitute for, and should be read together with the Summary Compensation Table which presents 2016 compensation for our Named Executive Officers in accordance with Securities and Exchange Commission disclosure rules and includes additional compensation elements and other important information.

Name	Base Salary	Annual Cash Bonus	Long-Term Equity Incentive Awards ($)(1)		Total
			Time-Based Restricted Stock Units	Performance-Based Restricted Stock Units
Robert M. Clements	$775,000	$1,216,750	$650,000	$199,041	$2,840,791
W. Blake Wilson	675,000	1,059,750	600,000	183,730	2,518,480
John S. Surface	415,000	347,493	187,500	57,416	1,007,409
Steven J. Fischer	415,000	347,493	187,500	57,416	1,007,409
Francis X. Ervin, Jr.	337,000	240,674	125,000	38,277	740,951

(1)
The long-term equity incentive awards granted in March 2016 to our Named Executive Officers consist of time-based restricted stock units and performance-based restricted stock units. Holders of the performance-based restricted stock units may earn between 0% and 200% of their target award based on the achievement of goals related to total shareholder return over three successive rolling performance periods (1 year, 2 years and 3 years), with an opportunity for full vesting based on three-year performance. The dollar values in the above table, as determined in accordance with FASB ASC Topic 718, represent the grant date fair value of the time-based restricted stock units and performance-based restricted stock units, assuming achievement of target performance levels (100%).

Annual Cash Bonus
In 2016, our Named Executive Officers were eligible for annual cash bonus payments based on achievement of ROE goals on an absolute basis. In the case of Mr. Ervin, his annual cash bonus payment was also based on achievement of individual performance goals. The split between corporate performance goals and individual performance goals for Mr. Ervin is identified below under the section entitled “Annual Cash Bonuses” below.
When calculating ROE for purposes of the annual cash bonus, the Compensation Committee reserves the right to adjust the Company’s reported net income (presented in accordance with accounting principles generally accepted in the United States of America, or GAAP) to ensure that we fairly compensate our Named Executive Officers for our actual performance and not as a result of one-time unusual items and events. These adjustments generally account for significant unusual and/or nonrecurring items and other factors that are determined to be appropriate by the Compensation Committee. For this reason, we refer to ROE as “adjusted ROE.”
In 2016, we achieved an adjusted ROE of 10.07%, resulting in each Named Executive Officer receiving 104.67% of the portion of his annual cash bonus target tied to corporate performance. A description of how the Compensation Committee calculated adjusted ROE for 2016 is included under the section entitled “Calculation of Adjusted ROE for 2016” below and bonus amounts are identified in the Summary Compensation Table. A description of the factors considered by the Compensation Committee in determining the portion of Mr. Ervin’s annual cash bonus tied to individual performance goals is included in the section entitled “Annual Cash Bonuses” below.
Long-Term Equity Incentive Awards
The long-term equity incentive awards we grant to the Named Executive Officers are linked to our performance for the prior fiscal year and the value of such awards are tied to our future performance.
In 2016, each of the Named Executive Officers received an annual equity grant comprised of a mix of time-based restricted stock unit awards and performance-based restricted stock units. When determining the amount of equity awards granted to the Named Executive Officers in 2016, the Compensation Committee considered the Company’s financial performance in 2015 and the execution by Executive Management of various business and balance sheet repositioning initiatives designed to optimize efficiency and operating leverage. The details surrounding these grants are described under the section entitled “Long-Term Equity Incentives” below and the grant date fair values of these awards are identified in the Summary Compensation Table.
Changes to Our Compensation Program
At the annual meeting of stockholders on May 19, 2016, or 2016 Annual Meeting, the stockholders approved: (i) the material terms of the performance goals and the limits on the grant value of non-employee director awards included in the Company’s Amended and Restated 2011 Omnibus Equity Incentive Plan, or 2011 Plan; and (ii) the material terms of the performance goals included in the Company’s 2011 Executive Incentive Plan.
In addition, we adopted the following changes to our compensation program for 2016:

•	Annual Cash Bonuses. Our Compensation Committee approved several changes to our annual cash bonus program:

◦
In 2015, we measured performance using a combination of: (i) absolute ROE targets (weighted at 75%); and (ii) our ROE performance relative to our Peer Group (weighted at 25%). In 2016, we elected to measure performance by solely using absolute ROE targets.

◦
In 2015, the Company did not have to achieve a threshold goal related to adjusted ROE for members of Executive Management to be eligible to receive the portion of their annual cash bonus tied to individual performance. In 2016, the Company had to achieve an adjusted ROE of 6.5% for members of Executive Management to be eligible to receive the portion of their annual cash bonus tied to individual performance. Mr. Ervin is the only Named Executive Officer impacted by this change. To fully fund annual cash bonuses tied to corporate performance, the Company had to achieve an adjusted ROE of 7.5%.

◦
As reflected in the below charts, in 2016 we increased the adjusted ROE Target, Threshold and Maximum levels, and increased the cash payout amounts if the Company were to achieve the Maximum adjusted ROE level.

2015 Corporate Performance Factors
Type of ROE	Weighting	Payout Grid
		Company Adjusted ROE Achievement		Payout %*
Absolute Adjusted ROE	75%	Maximum	10.75%	135%
		Target	9.5%	100%
		Threshold	6.0%	0%
Relative Adjusted ROE	25%	Payout Grid
		Peer Rank		Payout %*
		≥85th Percentile		135%
		70th Percentile		100%
		25th Percentile		20%
		<25th Percentile		0%
*Note: Amounts in between are interpolated

2016 Corporate Performance Factors
Type of ROE	Weighting	Payout Grid
		Company Adjusted ROE Achievement		Payout %*
Absolute Adjusted ROE	100%	Maximum	10.75%	150%
		Target	10.0%	100%
		Threshold	7.5%	0%
*Note: Amounts in between are interpolated
•The Compensation Committee retained certain positive and negative discretion to adjust results based on absolute ROE (up to +/- 15%) for significant achievement of specified performance factors, such as: (i) restructuring charge management; (ii) business optimizations; (iii) expense management; (iv) risk management compliance (downward adjustment only); and (v) market conditions.

•	Annual Equity Award Program
•In 2015, our long-term incentive award program was comprised of a mix of nonqualified stock options and restricted stock unit awards. For 2016, our long-term incentive award program included time-based restricted stock units and performance-based restricted stock units in lieu of stock options. Recipients of the performance-based restricted stock units may earn between 0% and 200% of their target award based on the achievement of goals related to total shareholder return over one-, two and three -year performance periods, with an opportunity for full vesting based on three-year performance.
Governance and Compensation Practices
The lists below highlight some of the features of our compensation plans and policies that we believe are in keeping with best practices in executive compensation and corporate governance and practices we have not implemented because we do not believe they would serve our stockholders’ long-term interests.
Practices We Implement:
•A substantial percentage of the compensation of all of our Named Executive Officers is variable and tied to the Company’s performance.
•The change in control definition contained in our 2011 Plan is not a “liberal” definition triggered by mere stockholder approval of a transaction.
•Our Compensation Committee reviews tally sheets when making executive compensation decisions.
•Our Stock Ownership Guidelines require the Chief Executive Officer to own shares of Company stock having a value of not less than five times his base salary and each other Named Executive Officer to own shares of Company stock having a value of not less than three times his base salary.
•Our compensation recoupment policy allows us to recoup compensation from each Named Executive Officer who, any time after January 22, 2015 and during the three-year period preceding the date on which we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under U.S. securities law, received non-equity incentive compensation or received or realized compensation from equity awards, in either case, based on erroneous financial data.

•Our hedging and pledging policy: (i) prohibits our employees, including the Named Executive Officers, and directors from engaging in hedging transactions in our stock; and (ii) places certain limitations on such persons pledging our stock.
•The Compensation Committee does not believe that the work of its compensation consultant has raised any conflicts of interest.
Practices We Do Not Implement:
•Our 2011 Plan expressly prohibits repricing of options and stock appreciation rights (directly or indirectly) without prior stockholder approval.
•No dividend payments or dividend equivalents on restricted stock unit awards.
•No separate Change in Control Agreements.
•We do not maintain any compensation programs that encourage our employees (individually or as part of a group) to take inappropriate risks by providing them with: (i) excessive compensation; or (ii) compensation that could lead to material financial loss to us.
•We do not provide excessive executive perquisites to our Named Executive Officers.
•We do not offer any executive-level retirement benefits to our Named Executive Officers.
•No guaranteed bonuses.
•No discounted stock options or option reloading.
•No liberal share recycling on appreciation awards or full-value awards.

How We Set Compensation
The Compensation Committee of our Board of Directors determines the compensation for our Named Executive Officers. Messrs. Clements and Wilson make recommendations to the Compensation Committee regarding the compensation for those Named Executive Officers who report to them. In the case of Mr. Ervin, Messrs. Clements and Wilson consult with the Chairperson of the Risk Committee of our Board prior to making such recommendations to the Compensation Committee.
Role of the Compensation Committee
The Compensation Committee sets and determines the compensation for Executive Management. Each Named Executive Officer is a member of Executive Management. The Compensation Committee is composed entirely of independent, non-management directors. The Compensation Committee reviews and approves of all aspects of the compensation program for Executive Management and administers our stock incentive plans. In setting compensation, the Compensation Committee does not seek to allocate long-term and current compensation, or cash and non-cash compensation, in specified percentages. The Compensation Committee instead reviews each element of compensation independently and determines the appropriate amount for each element, as discussed below. However, the Compensation Committee traditionally places more emphasis on variable compensation, including annual cash bonuses and long-term equity awards, than on base salary.
The Compensation Committee also approves the performance goals for all Executive Management compensation programs that incorporate performance metrics and evaluates performance at the end of each performance period. The Compensation Committee approves our aggregate annual cash bonus award opportunities and long-term equity incentive awards for Executive Management. The Compensation Committee also sets the level and components of the compensation for Mr. Clements and, after consultation with Mr. Clements, reviews and approves the compensation for Mr. Wilson. After consultation with Messrs. Clements and Wilson, the Compensation Committee also reviews and approves the compensation for the remaining Named Executive Officers and other members of Executive Management.
In making decisions regarding the compensation for the Named Executive Officers, the Compensation Committee focuses primarily on our overall performance, on an absolute and relative basis. The Compensation Committee also considers the general business environment.

The Compensation Committee reviews and tracks each element of compensation for Executive Management through tally sheets. As part of such review, the Compensation Committee examines the value of each element of compensation that each member of Executive Management has received. The Compensation Committee believes that tally sheets provide a comprehensive picture of an executive’s total compensation, give the Compensation Committee a better understanding of how each component of an executive’s compensation package fits together and provide a context for making pay decisions. The Compensation Committee did not make any adjustment to our executive compensation programs as a result of its review of the tally sheets last year.
Role of Executive Officers
Decisions about individual compensation elements and total compensation, including those related to Mr. Clements, are ultimately made by the Compensation Committee. However, we believe that Messrs. Clements and Wilson are in the best possible position to assess the performance of the other members of Executive Management and, accordingly, they also play an important role in the compensation-setting process for executives other than themselves. Messrs. Clements and Wilson discuss Executive Management compensation (including compensation for each of the other Named Executive Officers) with the Compensation Committee and make recommendations on all elements of compensation.
Role of the Compensation Consultant
The Compensation Committee retained the services of Compensation Advisory Partners, LLC, or the Compensation Consultant, to provide independent compensation consulting advice.
The Compensation Consultant advises the Compensation Committee on all matters related to the compensation of the Named Executive Officers and the other members of Executive Management. Specifically, the Compensation Committee requested the Compensation Consultant provide it with the following assistance in 2016:

Activity	Description
Plan Design and 162(m) Compliance	With the expiration of our post-IPO transition period for purposes of Section 162(m), assist in developing a cash incentive plan and equity incentive plan intended to be compliant with Section 162(m).
Competitive Market Analysis	Conduct a comprehensive review of the competitiveness and effectiveness of our executive compensation program relative to market practices and business goals.
Recommendation of Changes to Compensation Program	Evaluate pay levels and categories of executive compensation and recommend changes to such compensation, as appropriate.
Market Trends and Practices	Provide annual analysis to the Compensation Committee regarding market trends and practices.
Risk Assessments	Assist in the annual risk assessment of incentive compensation plans.
Review Public Disclosures	Review public disclosures on compensation, including the CD&A and related tables and compensation disclosures.

Competitive Market Assessment
The Compensation Committee approved a group of eighteen similar-sized publicly-traded financial institutions and high-growth financial services firms, or the Peer Group, that it considered in connection with analyzing and establishing competitive pay for Executive Management. The Compensation Committee selected the Peer Group based upon relative size to the Company, business mix and profitability. The Compensation Committee also considered the views of Executive Management when selecting the Peer Group. The Compensation Consultant validated this selection.
The Compensation Committee periodically reviews and may adjust the peer group companies as part of its regular review of executive compensation pay and practices in connection with future compensation decisions.
For 2016, the Compensation Committee approved: (i) removing FirstMerit Corporation and Astoria Financial Corporation from the peer group; and (ii) adding UMB Financial Corporation and Umpqua Holdings Corporation to the Peer Group. We removed FirstMerit Corporation in light of the announcement that Huntington National Bank would acquire FirstMerit Corporation, which transaction was consummated in August 2016. We removed Astoria Financial Corporation in light of the announcement that New York Community Bank would acquire Astoria Financial Corporation. New York Community Bank is already a member of the Peer Group. Subsequent to removing Astoria Financial Corporation as a member of the Peer Group, the parties mutually agreed not to proceed with the transaction. The Compensation Committee elected to replace these financial institutions with UMB Financial Corporation and Umpqua Holdings Corporation because these companies are similar to us in asset size, and in the types of consumer and commercial lending products and services they offer their customers.
After selecting the Peer Group, the Compensation Committee compared total compensation opportunities (which include base salary, target annual incentive and the targeted value of long-term incentives), as well as each individual element of pay, to the Peer Group. The Compensation Committee intends for the Named Executive Officers’ compensation to be competitive with market practices, but does not benchmark to any particular percentile within the Peer Group. Rather, the Compensation Committee used the market data as one reference point in its compensation decisions, along with many other factors, such as the individual’s performance, expectations regarding future potential contributions, retention strategies, and the Company’s performance as a whole.
EverBank Financial Corp 2016 Peer Group

Institution	Assets* (In Millions) As of December 31, 2016	Institution	Assets* (In Millions) As of December 31, 2016
First Republic Bank	$ 73,278	Hancock Holding Company	$ 23,975
New York Community Bancorp	48,927	Valley National Bancorp	22,864
Signature Bank	39,048	Prosperity Bancshares, Inc.	22,331
BOK Financial Corporation	32,772	PacWest Bancorp	21,870
First Citizens Bancshares Inc.	30,196	F.N.B. Corporation	21,845
Cullen/Frost Bankers, Inc.	30,196	IBERIABANK Corporation	21,659
BankUnited, Inc.	27,880	TCF Financial Corporation	21,441
Commerce Bancshares, Inc.	25,641	UMB Financial Corporation	20,683
Umpqua Holdings Corporation	24,813	Washington Federal, Inc.	14,888
*For comparison purposes, as of December 31, 2016, the Company’s assets were approximately $27,838 million.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation
At the 2016 Annual Meeting, approximately 97.1% of the votes cast were in favor of the advisory vote on the compensation of our Named Executive Officers for the period ended December 31, 2015, as discussed and disclosed in the 2016 proxy statement. In considering the results of the Company’s advisory vote on executive compensation, the Compensation Committee concluded that the results of the vote reflects favorable stockholder support of the compensation paid to our Named Executive Officers for the period ended December 31, 2015. In light of this support, the Compensation Committee retained the primary components of the compensation program, with an emphasis on short and long-term variable incentive compensation.

The Compensation Committee recognizes that executive pay practices and governance principles continue to evolve. Consequently, the Compensation Committee intends to continue paying close attention to the advice and counsel of its independent compensation advisors and will continue to take into account the opinion of stockholders as evidenced through the advisory vote.
Components of Our Executive Compensation Program
In 2016, the key elements of compensation for our Named Executive Officers generally consisted of base salary, annual cash bonuses and long-term equity incentives in the form of time-based and performance-based restricted stock units. We also maintain employment agreements with each of our Named Executive Officers that provide certain benefits as described below.
Annual Base Salaries
We pay base salaries to attract talented executives and to provide a fixed base of cash compensation. We also believe that base salaries should be reflective of our Named Executive Officers’ roles and responsibilities. The Compensation Committee reviews salaries for the Named Executive Officers on an annual basis, as well as at the time of a promotion or other change in responsibilities. In general, the Compensation Committee increases base salary based upon its subjective evaluation of such factors as prevailing changes in market rates for equivalent executive positions in the Peer Group, the individual’s level of responsibility, tenure with us and overall contribution to us. The Compensation Committee also takes into account Mr. Clements’ recommendations regarding salary increases for the other Named Executive Officers.
Based on that review, for 2016, the Compensation Committee approved annual merit base salary increases for the Named Executive Officers as described in the table below. The Compensation Committee believed the increases in base salary were appropriate based on the Company’s performance and each executive’s individual achievements in 2015. For 2016, neither Mr. Clements nor Mr. Wilson received a base salary increase. The base salary increases for each of Messrs. Surface, Fischer and Ervin were effective as of February 16, 2016.

Name	2015 Base Salary	$ Amount of Increase	% Amount of Increase	2016 Base Salary
Mr. Clements	$775,000	$—	—%	$775,000
Mr. Wilson	675,000	—	—%	675,000
Mr. Surface	400,000	15,000	3.75%	415,000
Mr. Fischer	400,000	15,000	3.75%	415,000
Mr. Ervin	325,000	12,000	3.69%	337,000

Annual Cash Bonuses
Annual cash bonuses reward the Named Executive Officers for achieving short-term (annual) financial objectives. The Named Executive Officers participate in the Executive Cash Incentive Plan.
Messrs. Clements, Wilson, Surface and Fischer earn cash bonuses based solely on achievement of pre-established corporate performance goals. Mr. Ervin earns a cash bonus based on a combination of the achievement of pre-established corporate performance and individual performance goals (designated percentages of the basis for achievement of awards is indicated below). Mr. Ervin’s cash bonus is based on achievement of both corporate and individual performance goals because his effectiveness in the area of corporate services is not entirely reflected in the financial metrics on which the Company judges its overall performance.
The Compensation Committee established a target annual cash bonus expressed as a percentage of base salary for each Named Executive Officer, as set forth below. When calculating bonuses as a percentage of salary, the Company used the base salary of each Named Executive Officer as of December 31, 2016.
Named Executive Officers’ 2016 Target Bonus

Name	Target % of Base Salary Based on Corporate Performance	Target % of Base Salary Based on Individual Performance	Total Target Bonus (% of Base Salary)
Mr. Clements	150%	-%	150%
Mr. Wilson	150%	-%	150%
Mr. Surface	80%	-%	80%
Mr. Fischer	80%	-%	80%
Mr. Ervin	40%	30%	70%

Corporate Performance Criteria for 2016 Annual Cash Bonuses
The 2016 annual bonus opportunity for our Named Executive Officers under the Executive Cash Incentive Plan was based on our achievement of adjusted ROE targets.
The Compensation Committee continues to believe such adjusted ROE is an appropriate performance goal for annual cash bonuses because this performance metric has meaningful bearing on long-term increases in stockholder value and the fundamental risk level and financial soundness of our business. In addition, the Compensation Committee believes that emphasizing adjusted ROE in 2016 was appropriate in light of the economic uncertainty that was expected for 2016 and the continued high costs associated with the sweeping regulatory changes affecting us in 2016.
In order to align incentive payments with our overall corporate performance goals, the Compensation Committee established the following target ranges to measure absolute adjusted ROE:

Payout Grid
	Company Adjusted ROE Achievement	Payout %*
Maximum	10.75%	150%
Target	10.0%	100%
Threshold	7.5%	0%
*Note: Amounts in between are interpolated
The Named Executive Officers do not receive an annual cash bonus payment (or in the case of Mr. Ervin, the portion of his annual cash bonus payment tied to corporate performance) if the adjusted ROE does not reach the threshold performance level of 7.5%. In addition, Mr. Ervin does not receive the portion of his annual cash bonus payment tied to individual performance if the adjusted ROE does not reach 6.5%.
The Compensation Committee retained certain positive and negative discretion to adjust results based on absolute ROE (up to +/- 15%) for significant achievement of specified performance factors, such as: (i) restructuring charge management; (ii) business optimizations; (iii) expense management; (iv) risk management compliance (downward adjustment only); and (v) market conditions.
2016 Actual Corporate Performance
In 2016, the Company achieved, for purposes of determining annual cash bonus payouts under the Executive Cash Incentive Plan, an adjusted ROE of 10.07%, as calculated below.
Calculation of Adjusted ROE for 2016

	Net Income (thousands)	ROE (%)
GAAP Net Income Attributable to Common Shareholders and GAAP ROE	$134,806	7.72%
Adjustment Items Approved by Compensation Committee:
Transaction and start-up expenses	5,952	0.34
Non-recurring regulatory-related expenses	(43)	(0.00)
Impairment of mortgage servicing rights	38,062	2.18
Increase in non-accretable discount relating to purchase of Bank of Florida assets	(193)	(0.01)
Change in GAAP accounting principles (i.e., cumulative effect of GAAP changes)	(916)	(0.05)
Non-recurring operating and non-operating income and/or expenses	(1,688)	(0.10)
Total adjustment items, net of tax	41,174	2.35
Adjusted Net Income Attributable to Common Shareholders and ROE	$175,980	10.07%
Our adjusted ROE of 10.07% entitled Messrs. Clements, Wilson, Surface, Fischer and Ervin to bonuses of 104.67% of their respective target bonus awards pursuant to the ROE goals described above. The Committee did not apply any discretion, either positive or negative, to the adjusted ROE results.
2016 Individual Performance
The 2016 annual bonus opportunity for Mr. Ervin was based, in part, on our achievement of corporate performance goals and, in part, his individual performance. As our Chief Risk Officer, Mr. Ervin oversees enterprise risk management, enterprise quality control, and several enterprise-wide programs, including fraud management, model risk management, and corporate insurance. Mr. Ervin serves as Chairman of our Management Risk Committee. Mr. Ervin also serves as a key point of contact with the Risk Committee of the Board and our federal banking regulators.
To determine the payout based in part on individual performance, the Compensation Committee subjectively assessed the individual performance of Mr. Ervin in these areas after receiving input from the Chairperson of the Board Risk Committee and Messrs. Clements and Wilson, as appropriate. The Compensation Committee concluded that Mr. Ervin’s payout under the individual component of the Executive Cash Incentive Plan should be based principally on his continuing efforts to enhance our risk governance and compliance management functions.
Based on the foregoing, the Compensation Committee paid the following annual cash bonuses to the Named Executive Officers:

Name	2016 Target Annual Cash Bonus ($)	Actual 2016 Annual Cash Bonus($)	Actual 2016 Bonuses as % Of Target Cash Bonus
Mr. Clements	1,162,500	1,216,750	104.67%
Mr. Wilson	1,012,500	1,059,750	104.67%
Mr. Surface	332,000	347,493	104.67%
Mr. Fischer	332,000	347,493	104.67%
Mr. Ervin	235,900	240,674	102.02%

The 2016 annual cash bonuses received by our Named Executive Officers are also shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.
Long-Term Equity Incentives
We place great importance on equity as a form of compensation, and stock ownership is a key objective of the compensation program. Historically, equity awards have constituted a significant portion of the Named Executive Officers’ compensation. Management recommends and the Compensation Committee approves annual equity grants in the first quarter of each calendar year. The Compensation Committee retains discretion to grant equity awards at any time, including in connection with the promotion of an executive, to reward an executive, for retention purposes or in other circumstances recommended by Messrs. Clements or Wilson.
In 2016, each of the Named Executive Officers received an annual equity grant comprised of a mix of time-based restricted stock unit awards and performance-based restricted stock units.
Time-Based Restricted Stock Unit Awards
The Compensation Committee believes that restricted stock units are inherently performance-based because the value of restricted stock unit awards is tied to the price of a share of our common stock. The restricted stock unit cliff-vest at the end of the third anniversary of the date of grant provided that the executive is employed by us on such date. No dividends equivalents are paid on the restricted stock units.
The Compensation Committee believes that the retentive features and perceived value of restricted stock units are enhanced in a volatile stock market, which the financial services industry continues to experience. The Compensation Committee determined that the restricted stock units’ three-year vesting schedule is generally consistent with Peer Group practices.
Performance-Based Restricted Stock Unit Awards
In 2016, the Compensation Committee introduced performance-based restricted stock units to further align executive compensation to our performance over the next three years. These awards allow executives to earn between 0% and 200% of their target number of units based on the achievement of goals related to absolute total shareholder return over three rolling performance periods, with an opportunity for full vesting based on three-year performance. Specifically, 33% of the performance-based RSUs will be eligible to vest following the completion of the one-year performance period beginning on March 29, 2016 and ending on March 29, 2017, 33% will be eligible to vest following the completion of the two-year performance period beginning on March 29, 2016 and ending on March 29, 2018 and a number of performance-based RSUs will be eligible to vest following the completion of the three year performance period beginning on March 29, 2016 and ending on March 29, 2019, in each case based on the Company’s achievement of pre-established absolute total shareholder return goals. Any performance-based restricted stock units that do not vest in each of the first two performance periods will be eligible to vest following the completion of the third performance period, subject to a maximum of 200%. No dividends equivalents are paid on the performance-based restricted stock units.
2016 Long-Term Equity Incentive Awards
In determining the number of long-term equity incentives awarded to each Named Executive Officer, the Compensation Committee first approved the grant date value of long-term equity incentives for each Named Executive Officer after considering the long-term equity incentive values in the Peer Group, relative contributions by each executive and the equity awards received by the executive in prior years. The Compensation Committee determined the number of time-based restricted stock units granted by dividing one-half of the grant date value by the closing price of our common stock on the grant date, and then granted one performance-based restricted stock unit for each time-based restricted stock unit granted. Using this methodology, the Compensation Committee approved the grants of restricted stock units in 2016 identified below and disclosed later in the Grants of Plan-Based Awards Table.

Name	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units		Total Value 2016 Equity Awards
	Value(1)	#	Value(1)	#
Mr. Clements	$650,000	45,968	$199,041	45,968	$849,041
Mr. Wilson	600,000	42,432	183,730	42,432	783,730
Mr. Surface	187,500	13,260	57,416	13,260	244,916
Mr. Fischer	187,500	13,260	57,416	13,260	244,916
Mr. Ervin	125,000	8,840	38,277	8,840	163,277

(1)
The dollar values in the above table, as determined in accordance with FASB ASC Topic 718, represent the grant date fair value of the time-based restricted stock units and performance-based restricted stock units, assuming achievement of target performance levels (100%).

Other Benefits
Our Named Executive Officers participate in various health, life and disability plans that are generally made available to all salaried employees. These plans consist of the following:

Benefit	Description
401(k) Plan
Our 401(k) Savings Plan, which in 2016 permitted employees to contribute up to 100% of their pre-tax compensation, up to certain IRS compensation deferral amount limits, with Company matching contributions of up to 4% of the employees’ eligible compensation contributions.

Profit Sharing	Profit Sharing under the 401(k) Savings Plan.
Medical/Life Benefits
A health care plan that provides medical and dental coverage for all eligible employees and life insurance coverage 1x salary up to $1 million and the option to purchase supplemental coverage up to $850,000.

Welfare Benefits	Certain other welfare benefits (such as sick leave, vacation, etc.).
In general, the benefits we provide our employees are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income based on years of service with us. These benefits help us to be competitive in attracting and retaining employees. Benefits also help to keep employees focused without distractions related to health care costs, adequate savings for retirement and similar issues. The Compensation Committee concluded that these employee benefit plans are consistent with industry standards. In 2016, we did not offer any additional retirement or deferred compensation plans or benefits to our Named Executive Officers. For additional detail on these benefits provided to the Named Executive Officers, please refer to footnote 5 to the Summary Compensation Table below.
The Company also provides our Named Executive Officers with certain limited perquisites and other personal benefits that the Company believes are reasonable and consistent with the Company’s overall compensation program to better enable the Company to attract and retain employees. Messrs. Clements and Wilson have access to use of the Company’s aircraft for personal use, but they are required to reimburse the Company for the incremental cost of such use.
Policies and Programs Related to Our Compensation and Governance Program
We maintain other policies and programs that provide meaningful value to members of Executive Management, including the Named Executive Officers, while at the same time promoting the retention of these highly valued executives and aligning their interests with those of the stockholders.
Stock Ownership Guidelines
We require our Named Executive Officers and all our Executive Vice Presidents to have a meaningful equity stake in the Company to further align their economic interests with those of our stockholders. Our Stock Ownership Guidelines are summarized in the following table:

Position	As a Multiple of Base Salary
Chief Executive Officer	5x Base Salary
All Other Named Executive Officers	3x Base Salary
All Other Executive Vice Presidents	2x Base Salary
All shares held or controlled by a Named Executive Officer are considered in determining compliance with this ownership requirement, including, but not limited to, direct holdings and unvested restricted stock units. Each person subject to the Stock Ownership Guidelines is required to hold shares until he or she satisfies the Stock Ownership Guidelines; provided, however, that any such person is permitted, subject to the requirements in our Insider Trading Policy, to sell a sufficient amount of shares to pay the exercise price and related withholding taxes due in connection with the exercise or vesting of an equity award. Currently, each of the Named Executive Officers, other than Mr. Ervin, owns the requisite number of shares.
In 2015, we made certain clarifications and enhancements to our Stock Ownership Guidelines. We amended our Stock Ownership Guidelines to clarify that the accumulation period begins on the date an employee becomes an Executive Vice President. We also revised our Stock Ownership Guidelines to address those instances where a person is no longer in compliance with the Stock Ownership Guidelines merely due to fluctuations in our stock price (rather than resulting from the sale of shares). We further amended our Stock Ownership Guidelines to allow for in-the-money, vested options (after taxes) to count towards the ownership requirements. We historically granted only option awards prior to 2012, and many persons subject to these guidelines hold a significant amount of options that satisfy these requirements. Each such option counts 50% of an actual share owned outright.
Compensation Risk Assessment
In 2016, representatives from our legal and human resources department along with our Compensation Consultants conducted (and presented to the Compensation Committee) a risk assessment of our compensation plans and programs to determine whether incentive compensation programs are reasonably likely to have a material adverse effect on the Company. As part of this analysis, we reviewed applicable compensation plans to ensure compliance with the compensation standards under the Volcker Rule. This risk assessment consisted of a review of cash and equity compensation provided to our employees, with a focus on incentive compensation plans which provide variable compensation to employees based upon our performance and that of the individual. The incentive plans are designed to provide a strong link between performance and pay. In the study, we found that our compensation programs include some of the following risk-mitigating characteristics:

Characteristic	Description
Mixture of Fixed and Variable Compensation	Balance of short-and long-term incentives of fixed and variable compensation features.
Metrics	Plans include multiple qualitative and quantitative metrics and strategic objectives.
Governance and Oversight Features	Compensation programs have strong governance and oversight with multi-level reviews to help mitigate the opportunity for individuals to receive short-term payouts for risky performance behaviors.
Pay Mix and Levels	Comprehensive review of pay mix and levels for senior executives with line of sight.
Rewarding Performance	The Compensation Committee approves performance awards for executive officers based on corporate and/or individual performance.
Limits on Bonus Amounts	The majority of plans have a cap on the incentive compensation paid to participants.
Stock Ownership Guidelines	Executive Management is required to own a certain number of shares, aligning their interests with ours and those of our stockholders.
In light of the review, the Company concluded that the compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not create risk that is reasonably likely to have a material adverse effect on us. The Company also concluded that risks can be effectively monitored and managed. The Compensation Committee agreed with the process undertaken and the findings associated with this risk assessment and will continue to consider compensation risk implications during its deliberations on designing our compensation programs.
In addition to the annual risk assessment process, the Company’s Risk Management Department conducted a review of the Retail Bank’s five sales incentive plans to determine whether proper controls are in place to mitigate the risk of the unsafe or unsound sales practices. Risk Management conducted process walk-throughs to assess control effectiveness, and performed transaction testing. Risk Management concluded (and presented to the Compensation Committee) that controls are in place to prevent: (i) the unauthorized opening of deposit and credit card accounts; (ii) the transfer of funds from authorized, existing accounts to unauthorized accounts; (iii) the unauthorized enrollment of consumers in online banking services; and (iv) the unauthorized ordering and activation of debit cards. Overall testing results substantiated the effectiveness of the control environment. The results of this review further supports that our Retail Bank plans do not create risk that is reasonably likely to have a material adverse effect on us.
Insider Trading Policy
Consistent with our compensation philosophy of rewarding Named Executive Officers based on the Company’s long-term success, the Company’s Insider Trading Policy prohibits all employees, including our Named Executive Officers, from speculative trading in our stock and places limitations on a Named Executive Officer’s ability to conduct short-term trading, thus encouraging long-term ownership of our stock.
Hedging and Pledging Policy
On February 27, 2014, we adopted a Hedging and Pledging Policy to: (i) prohibit our employees, including our Executive Management, and directors from purchasing any financial instrument or entering into any transaction that is designed to hedge or offset any decrease in the market value of our stock, including exchange funds, prepaid variable forward contracts, equity swaps, puts, calls, collars, forwards or short sales; and (ii) place certain limitations on the ability of our employees, including our Executive Management, and directors from pledging, hypothecating or otherwise encumbering our stock as collateral from indebtedness. The policy states that an employee or director of the Company may pledge no more than 25% of the total holdings of Company stock owned or controlled by that employee or director. Any employee or director who was not in compliance with the pledging restrictions in the policy on February 27, 2014, has 24 months from such date to comply with the policy. Pledged shares of Company stock do not count towards satisfying applicable Stock Ownership Guidelines. All employees and director are in compliance with the policy.
Trading Controls
All designated employees, including our Named Executive Officers, are required to receive the permission of the Company’s Office of the General Counsel prior to entering into any transactions in Company securities. Generally, trading is permitted only during announced trading periods. Those employees subject to trading restrictions, including the Named Executive Officers, may enter into a trading plan under Rule 10b5-1 of the 1934 Act. These trading plans may be entered into only during an open trading period and must be approved by our legal department. We require trading plans to include a waiting period and the trading plans may not be amended during their term. Each employee bears full responsibility if he/she violates our policy by permitting shares to be bought or sold without preapproval or when trading is restricted.
Clawback Policy
On January 22, 2015, we adopted a Compensation Recoupment Policy with standards that exceed the requirements under the Sarbanes-Oxley Act. Our policy provides that we may, to the extent permitted by applicable law, recoup compensation from each Named Executive Officer who, any time after January 22, 2015, and during the three-year period preceding the date on which we are required to prepare an accounting restatement due to its material noncompliance with any financial reporting requirement under U.S. securities law, received non-equity incentive compensation or received or realized compensation from equity awards, in either case, based on erroneous financial data. If an accounting restatement, as described above, is required, the Compensation Committee, in its sole discretion, may determine whether to seek recovery of non-equity incentive compensation and equity awards from covered executives and if so, when and how such recovery shall be effected. When determining whether to seek recovery of compensation, the Compensation Committee may review the circumstances surrounding the restatement, including, but not limited to, whether the restatement was caused by the misconduct of any covered executive. We recognize that our policy may need to be modified once the SEC, as required under the Dodd-Frank Act, issues final rules and guidance to exchange listed companies on this subject.

Tax Treatment of Various Forms of Compensation
Section 162(m) of the Code places a limit of $1 million on the amount of compensation that public companies may deduct in any one year with respect to its Named Executive Officers other than the Chief Financial Officer who are employed as of the end of the year, unless the compensation qualifies as “performance-based” within the meaning of Section 162(m). Market-priced stock options and stock appreciation rights are two examples of performance-based compensation. Other types of awards, such as restricted stock, restricted stock units and cash-based awards that are granted pursuant to pre-established objective performance formulas, may also qualify as fully-deductible performance-based compensation, so long as certain requirements are met. The Company’s Section 162(m) post-IPO transition rule expired on the date of the 2016 Annual Meeting. At the 2016 Annual Meeting, our stockholders approved the material terms of the performance goals under the 2011 Plan and the Executive Cash Incentive Plan in order to preserve our ability to grant fully tax-deductible performance-based awards under such plans.
Our Compensation Committee considers the effect of Section 162(m) in establishing total compensation. Our compensation philosophy and practices are generally intended to comply with Section 162(m) to the extent the Compensation Committee determines appropriate. However, there are several requirements under Section 162(m) that must be satisfied for amounts realized under the 2011 Plan and the Executive Cash Incentive Plan to qualify for the performance-based compensation exemption under Section 162(m). There can be no guarantee that amounts payable under the 2011 Plan or the Executive Cash Incentive Plan will be treated as qualified performance-based compensation under Section 162(m). In addition, to maintain flexibility in compensating our executive officers, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the Section 162(m) deduction limit when the Compensation Committee believes that such payments are appropriate.
Employment and Severance Arrangements
Employment agreements secure the services of key talent within the highly competitive financial services industry in which we operate. Generally, we enter into employment agreements with high performing and long-term potential senior employees and structure the agreements to carefully balance the individual financial goals of the executives relative to our needs and those of our stockholders. We have entered into an employment agreement with each of our Named Executive Officers.
The employment agreements define compensation and benefits payable in certain termination scenarios, giving the executives some certainty regarding their individual outcomes under these circumstances. Each employment agreement includes provisions that: (i) prohibit the executive from competing against us (or working for a competitor) during a specified period after the executive leaves us; and (ii) provide severance payments upon the executive’s termination of employment by us for other than “cause” or by the executive for “good reason”. We believe the employment agreements are a necessary component of the compensation package provided to our Named Executive Officers because: (i) the noncompetition provisions protect us from a competitive disadvantage if one of the executives leaves us; and (ii) the severance provisions serve as an effective recruiting and retention tool. The Compensation Committee approves the initial employment agreements and then reviews the agreements on an as-needed basis, based on market trends or on changes in our business environment.
The specific terms of these employment arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail in “-Additional Information Regarding Executive Compensation-Potential Payments Upon a Change in Control” and “-Additional Information Regarding Executive Compensation-Potential Payments Upon Termination of Employment.”
Merger-Related Compensation
For a discussion of the compensation that is or may become payable to our Named Executive Officers that is based on or otherwise relates to the Merger, please see the section entitled “Interests of Certain Persons in the Merger” in our definitive proxy statement for the special meeting of stockholders that was held on November 9, 2016, which was filed with the SEC on September 30, 2016.
Conclusion
The Compensation Committee and the Company believe that the: (i) elements of our compensation program for the Named Executive Officers allow us to retain our talented executives while at the same time encouraging short-term and long-term stockholder value; (ii) compensation decisions made with respect to our Named Executive Officers in 2016 were consistent with the Company’s compensation philosophy and pay-for-performance culture; and (iii) compensation paid to our Named Executive Officers for 2016 was reasonable and appropriate.
COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the above CD&A included in this proxy statement. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Scott M. Stuart (Chairman)
Richard P. Schifter
Robert J. Mylod, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2016, the members of the Compensation Committee were Scott Mr. Stuart, Richard P. Schifter and Robert J. Mylod, Jr. None of the members of the Compensation Committee served, or has at any time served, during fiscal year 2016 as an officer or employee of our company or any of our subsidiaries. In addition, none of our executive officers has served as a member of a board of directors or a compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as a member of our Board of Directors or the Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

The information contained in the Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

SUMMARY COMPENSATION TABLE
The following table sets forth the cash and other compensation that we paid to our Named Executive Officers, or that was otherwise earned by our Named Executive Officers, for their services in all capacities during the last three fiscal years.
2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1) (2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation $(4)	All Other Compensation ($)(5)	Total ($)
Robert M. Clements Chairman of the Board and Chief Executive Officer	2016	775,000	849,041	—	1,216,750	18,424	2,859,215
	2015	775,000	650,000	650,000	1,140,800	18,599	3,234,399
	2014	750,000	568,750	568,750	980,000	18,863	2,886,363
W. Blake Wilson President and Chief Operating Officer	2016	675,000	783,730	—	1,059,750	18,286	2,536,766
	2015	675,000	600,000	600,000	993,600	18,421	2,887,021
	2014	650,000	516,250	516,250	849,333	18,718	2,550,551
John S. Surface Senior Executive Vice President of Corporate Development	2016	415,000	244,916	—	347,493	15,523	1,021,097
	2015	400,000	187,500	187,500	314,027	15,645	1,104,672
	2014	385,000	184,625	184,625	287,467	15,933	1,057,650
Steven J. Fischer Senior Executive Vice President and Chief Financial Officer	2016	415,000	244,916	—	347,493	13,688	1,021,097
	2015	400,000	187,500	187,500	314,027	14,561	1,103,588
	2014	370,000	184,250	184,250	276,267	14,532	1,029,299
Francis X. Ervin, Jr. Executive Vice President and Chief Risk Officer	2016	337,000	163,277	—	240,674	15,417	756,368
	2015	320,391	100,000	100,000	221,172	15,536	757,099
	2014	283,854	86,875	86,875	169,000	15,779	642,338

(1)	Reflects the aggregate grant date fair value of stock awards, determined in accordance with FASB ASC Topic 718.

(2)
The long-term equity incentive awards granted in March 2016 to our Named Executive Officers consist of time-based restricted stock units (50%) and performance-based restricted stock units (50%). The grant date fair value of the time-based restricted stock units is based on the closing trading price of our common stock on March 29, 2016, the date of grant ($15.06). The grant date fair value of the performance-based restricted stock units is based on a Monte-Carlo simulation valuation of the Company’s common stock as of the grant date For additional detail on the assumptions used in the Monte Carlo model to determine the fair value, see Note 20 on page 122 of our annual report on Form 10-K filed with the SEC on February 17, 2017. Assuming, instead, that the Company were to achieve the maximum performance levels, the grant date fair value of the performance-based restricted stock units would be $399,082 for Mr. Clements, $367,460 for Mr. Wilson, $114,832 for each of Messrs. Surface and Fischer, and $76,554 for Mr. Ervin.

(3)
Reflects the aggregate grant date fair value of option awards, determined in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 20 on page 122 of our annual report on Form 10-K filed with the SEC on February 17, 2017.

(4)
Reflects the dollar amount of non-equity incentive compensation amounts earned in 2016, 2015 and 2014 and paid in 2017, 2016 and 2015, respectively, under the Executive Cash Incentive Plan. For more information regarding the non-equity incentive compensation amounts, see “Compensation Discussion and Analysis.”

(5)
All Other Compensation for 2016 includes: (i) profit sharing contributions of $4,355 for each of Messrs. Clements, Wilson, Surface, Fischer and Ervin; (ii) 401(k) matching contributions of $10,600 for each of Messrs. Clements, Wilson, Surface, and Ervin, respectively, and $8,765 for Mr. Fischer; and (iii) certain other non-perquisite items that individually are less than $10,000. Perquisites and other personal benefits for 2016 totaled less than $10,000 and, accordingly, per SEC rules, such items have been excluded from this footnote.

2016 Grants of Plan-Based Awards
The following table sets forth the target cash bonuses for each of our Named Executive Officers in 2016 and the grants of equity awards made to each of our Named Executive Officers during 2016.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (3)				All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Clements		—	1,162,500	1,743,750	—	—	—	—	—
	3/29/2016	—	—	—	—	—	—	45,968(2)	650,000
	3/29/2016	—	—	—	—	45,968	91,936	—	199,041
Mr. Wilson		—	1,012,500	1,518,750	—	—	—	—	—
	3/29/2016	—	—	—	—	—	—	42,432(2)	600,000
	3/29/2016	—	—	—	—	42,432	84,864	—	183,730
Mr. Surface		—	332,000	498,000	—	—	—	—	—
	3/29/2016	—	—	—	—	—	—	13,260(2)	187,500
	3/29/2016	—	—	—	—	13,260	26,520	—	57,416
Mr. Fischer		—	332,000	498,000	—	—	—	—	—
	3/29/2016	—	—	—	—	—	—	13,260(2)	187,500
	3/29/2016	—	—	—		13,260	26,520	—	57,416
Mr. Ervin		—	235,900	303,300	—	—	—	—	—
	3/29/2016	—	—	—	—	—	—	8,840(2)	125,000
	3/29/2016	—	—	—	—	8,840	17,680	—	38,277

(1)
Reflects target and maximum bonus opportunities for each of our Named Executive Officers under the Executive Cash Incentive Plan. For additional information regarding the Executive Cash Incentive Plan, see “Compensation Discussion and Analysis.”

(2)	Reflects time-based restricted stock units granted by the Compensation Committee on March 29, 2016 under the 2011 Plan. All of the restricted stock units are subject to three-year cliff vesting.

(3)
Reflects performance-based restricted stock units granted by the Compensation Committee on March 29, 2016 under the 2011 Plan. Holders of performance-based restricted stock units may earn between 0% and 200% of their target award based on the achievement of goals related to total shareholder return over three successive rolling performance periods, with an opportunity for full vesting based on three-year performance. See footnote 13 in the Outstanding Equity Awards table for a more detailed description of the vesting schedule of the performance-based restricted stock units.

(4)	Determined pursuant to FASB ASC Topic 718.
Outstanding Equity Awards at 2016 Fiscal Year End
The following table provides information concerning unexercised options and stock awards outstanding as of December 31, 2016 for each of our Named Executive Officers.

Name	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (12)	Equity Incentive Plan Areas: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(13)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(12)
Mr. Clements	1,500,000	(1)	—			(1)		(1)	31,422	(9)	611,158	45,968	894,078
	126,459	(2)	—		13.83		2/27/2022		37,334	(10)	726,146	—	—
	73,041	(3)	—		16.71		3/6/2023		45,968	(11)	894,078	—	—
	—		87,365	(4)	18.6		3/7/2024		—		—	—	—
	—		112,847	(5)	18.08		3/9/2025		—		—	—	—
Mr. Wilson	75,000	(6)	—		7.92		1/2/2019		28,522	(9)	554,753	42,432	825,302
	75,000	(7)	—		10.63		1/2/2020		34,462	(10)	670,286	—	—
	613,333	(1)	—			(1)			42,432	(11)	825,302	—	—
	116,731	(2)	—		13.83		2/27/2022	(1)	—		—	—	—
	66,401	(3)	—		16.71		3/6/2023		—		—	—	—
	—		79,301	(4)	18.6		3/7/2024		—		—	—	—
	—		104,166	(5)	18.08		3/9/2025		—		—	—	—
Mr. Surface	—		28,360	(4)	18.6		3/7/2024		10,200	(9)	198,390	13,260	257,907
	—		32,552	(5)	18.08		3/9/2025		10,769	(10)	209,457	—	—
	—		—						13,260	(11)	257,907	—	—
Mr. Fischer	75,000	(8)	—		15.9		6/6/2021		10,179	(9)	197,982	13,260	257,907
	16,600	(3)	—		16.71		3/6/2023		10,769	(10)	209,457	—	—
	—		28,302	(4)	18.6		3/7/2024		13,260	(11)	257,907	—	—
	—		32,552	(5)	18.08		3/9/2025					—	—
Mr. Ervin	—		13,344	(4)	18.6		3/7/2024		4,799	(9)	93,341	8,840	171,938
	—		17,361	(5)	18.08		3/9/2025		5,743	(10)	111,701	—	—
	—		—						8,840	(11)	171,938	—	—

(1)
Reflects options granted on October 31, 2008, under the First Amended and Restated 2005 Equity Incentive Plan, or the 2005 Plan. The following table reflects the vesting schedule, exercise price and expiration date of each tranche in this grant:

	Exercise Price	Mr. Clements	Mr. Wilson	Mr. Surface
Total Shares Awarded		1,875,000	1,725,000	825,000
Shares Vested on July 21, 2009*	$8.55	375,000	345,000	165,000
Shares Vested on July 21, 2010	$8.55	250,000	230,000	110,000
	$10.55	125,000	115,000	55,000
Shares Vested on July 21, 2011	$10.55	291,667	268,333	128,333
	$13.21	83,333	76,667	36,667
Shares Vested on July 21, 2012	$13.21	333,333	306,667	146,667
	$15.88	41,667	38,333	18,333
Shares Vested on July 21, 2013	$15.88	375,000	345,000	165,000
Expiration Date*	N/A	July 20, 2018	July 20, 2018	July 20, 2018
*Options which vested on July 21, 2009 expired on July 20, 2013. Each Named Executive Officer exercised such vested options prior to July 20, 2013.

(2)	Reflects options granted on February 27, 2012, under our 2005 Plan, which vested 100% on the third anniversary of the grant date.

(3)	Reflects options granted on March 6, 2013, under our 2011 Plan, which vest 100% on the third anniversary of the grant date.

(4)	Reflects options granted on March 7, 2014, under our 2011 Plan, which vest 100% on the third anniversary of the grant date.

(5)	Reflects options granted on March 9, 2015, under our 2011 Plan, which vest 100% on the third anniversary of the grant date.

(6)	Reflects options granted on January 2, 2009, under our 2005 Plan, which vested in three equal annual installments beginning on the first anniversary of the grant date.

(7)	Reflects options granted on January 2, 2010, under our 2005 Plan, which vested in three equal annual installments beginning on the first anniversary of the grant date.

(8)
Reflects options granted on June 6, 2011 under our 2005 Plan. One-half of the options are subject to five-year cliff vesting; the remainder of the options vest on the second, third, fourth and fifth anniversaries of April 13, 2011, respectively, with the percentage of options that vest on such dates dependent upon whether the fair market value of our common stock has appreciated from April 13, 2011 by more than 200% or 300%, as the case may be.

(9)	Reflects time-based restricted stock units granted on March 7, 2014, under our 2011 Plan, which vest 100% on the third anniversary of the grant date.

(10)	Reflects time-based restricted stock units granted on March 9, 2015, under our 2011 Plan, which vest 100% on the third anniversary of the grant date.

(11)	Reflects time-based restricted stock units granted on March 29, 2016, under our 2011 Plan, which vest 100% on the third anniversary of the grant date.

(12)	Based on the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016.

(13)
Reflects performance-based restricted stock units granted on March 29, 2016, under our 2011 Plan. Each Named Executive Officer may earn between 0% and 200% of his target award based on the achievement of goals related to total shareholder return over three successive rolling performance periods, with an opportunity for full vesting based on three-year performance. Specifically, 33% of the performance-based RSUs will be eligible to vest following the completion of the one-year performance period beginning on March 29, 2016 and ending on March 29, 2017, 33% will be eligible to vest following the completion of the two-year performance period beginning on March 29, 2016 and ending on March 29, 2018 and a number of performance-based RSUs will be eligible to vest following the completion of the three year performance period beginning on March 29, 2016 and ending on March 29, 2019, in each case based on the Company’s achievement of pre-established absolute total shareholder return goals. Any performance-based restricted stock units that do not vest in each of the first two performance periods will be eligible to vest following the completion of the third performance period, subject to a maximum of 200%. As a result of actual performance measured as of December 30, 2016, the last day of the previous fiscal year, the amounts shown represent the number of shares of our common stock that would be earned at the target payout level.

Option Exercises and Stock Vested in 2016
The following table summarizes amounts received by Named Executive Officers in 2016 upon the exercise of their respective stock options and the vesting of restricted stock units:

Name	Option Awards (1)		Stock Awards (2)
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Clements	—	—	32,914	464,417
Mr. Wilson	841,667	4,520,895	28,522	321,868
Mr. Surface	712,422	4,771,356	10,472	147,760
Mr. Fischer	—	—	7,480	105,543
Mr. Ervin	—	—	16,677	320,198

(1)
Represents the number of options for our common stock that were exercised in 2016, and the aggregate value of the shares of common stock received upon exercise based upon the difference between the exercise price and the fair market value of our common stock on the exercise date. The number of shares of common stock sold by the Named Executive Officers to satisfy the exercise price and related withholding taxes paid by the Named Executive Officers in connection with the option exercise is not reflected in these values.

(2)
Represents the number of time-based restricted stock units for our common stock for which the restrictions lapsed in 2016, and the aggregate value of the shares of common stock received upon such lapse. Each of Messrs. Clements, Wilson, Surface and Fischer elected to have the Company withhold a sufficient number of shares to pay the withholding taxes due. The number of shares of common stock withheld by the Company to pay the withholding taxes due in connection with the lapse is not reflected in these values.

Potential Payments Upon Termination of Employment
During 2016, we were a party to employment agreements with each of our Named Executive Officers, that provide for certain payments and benefits upon their termination of employment for various reasons. The following analysis in based solely on those payments that would be made to each of our Named Executive Officers under their employment agreements, and does not take into account any new compensation arrangements entered into in connection with the Merger.
Payments Made Upon Termination Without Cause or Good Reason
Messrs. Clements and Wilson. In the event of Mr. Clements’ or Mr. Wilson’s termination of employment by us without Cause or by the executive for Good Reason, and upon signing a general release of claims against the Company, the executive will be entitled to:

▪
Severance. Severance equal to 2 times the average of his annual base salary in effect for the year in which termination occurs and his annual base salary during the immediately preceding year, plus 2 times the average of his target bonus for the year in which his termination occurs and his actual bonus for the immediately preceding year, payable in installments over 24 months; and

▪
Benefits. The cost of continued group health benefits for 18 months and, at the conclusion of such 18-month period, a lump sum cash payment in an amount equal to 6 times the monthly cost to us of such benefits.

As described below, each of Messrs. Clements and Wilson is subject to certain restrictive covenants during his employment with us, and for 18 months following his termination of employment. Prior to the completion of the first 12 months of such restriction period, the executive may elect to be released from the remaining 6 months of the restriction period, in which case he will forfeit the remaining cash severance payments that would otherwise have been payable over the remaining 12 months and the group health benefits that would have been available to him over the remaining 12 months.
The employment agreements with Messrs. Clements and Wilson also provide that the executive will be entitled to a tax gross-up payment from us to cover any excise tax liability he may incur under Section 280G of the Code.
Messrs. Surface, Fischer and Ervin. In the event of Mr. Surface’s, Mr. Fischer’s or Mr. Ervin’s termination of employment by the Company without Cause or by the executive for Good Reason, and provided that the executive signs a general release of claims against the Company, he will be entitled to:

▪
Severance. Severance equal to his annual base salary in effect immediately preceding his termination, plus his target bonus in effect immediately preceding his termination, payable in installments over 12 months; and

▪	Benefits. The cost of continued group health benefits for a period of 12 months.
Definitions Applicable to Agreements. For purposes of all such employment agreements, the following definition applies:
•“Cause” generally means the executive’s: (1) willful and substantial failure or refusal to perform his duties; (2) material breach of his fiduciary duties to the Company; (3) gross negligence or willful misconduct in the execution of his professional duties which is materially injurious to the Company; or (4) illegal conduct which results in a conviction of a felony (or a no contest or nolo contendere plea thereto) and which is materially injurious to the business or public image of the Company.
•“Good Reason” generally means: (1) the assignment to executive of duties that are inconsistent with his duties as contemplated under the employment agreement; (2) an adverse change in the executive’s position as a result of significant diminution in his duties or responsibilities; (3) a reduction in the executive’s base salary and/or target bonus opportunity; (4) relocation of executive’s principal office more than 50 miles; or (5) the Company’s breach of its material obligations under the employment agreement.

Payments Made Upon Death or Disability
In the event an executive’s employment terminates by reason of his death or disability, the executive will be entitled to receive the prorated portion (based on the effective date of his termination) of the payment he would have earned under the Executive Cash Incentive Plan absent his death or disability. The executive or his estate, as applicable, will receive such bonus payment at the time the payment would have been made absent death or disability.

Restrictive Covenants
The employment agreements each contain confidentiality covenants that apply during and following the executives’ employment with us. The agreements also contain certain non-compete and non-solicitation obligations that, in the case of Messrs. Clements and Wilson, continue for a period of 18 months following termination (or 12 months if the executive elects to forfeit a portion of his severance, as discussed above), and in the case of Messrs. Surface, Fischer and Ervin, continue for a period of 12 months following the executive’s termination of employment.

Summary of Termination Payments and Benefits
The following table summarizes the approximate value of the termination payments and benefits that each of our Named Executive Officers would have received if he had his terminated employment at the close of business on December 31, 2016.
The table does not include certain amounts that the Named Executive Officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees, such as our 401(k) plan. It also does not include values of awards that would vest normally on or prior to December 31, 2016.

	Termination of Employment: By Executive for Good Reason; By Us Without Cause (Not in Connection with a Change of Control)
	Mr. Clements ($)	Mr. Wilson ($)	Mr. Surface ($)	Mr. Fischer ($)	Mr. Ervin ($)
Cash severance(1)	3,853,300	3,356,100	747,000	747,000	560,900
Health care benefits continuation (2)	23,530	23,926	15,951	15,687	15,950
Health care benefits-lump sum payment (3)	7,844	7,975	—	—	—
Stock options(4)	228,861	210,113	68,702	68,652	35,127
Time-based restricted stock units(5)	2,231,382	2,050,341	665,754	665,346	376,980
Performance-based restricted stock units (6)	225,356	208,021	65,007	65,007	43,338
Total	6,570,273	5,856,476	1,562,414	1,561,692	1,032,295

	Death or Disability
	Mr. Clements ($)	Mr. Wilson ($)	Mr. Surface ($)	Mr. Fischer ($)	Mr. Ervin ($)
Bonus(7)	1,162,500	1,012,500	332,000	332,000	235,900
Health care benefits continuation(2)	23,530	23,926	15,951	15,687	15,950
Health care benefits-lump sum payment(3)	7,844	7,975	—	—	—
Stock options(4)	—	—	—	—	—
Time-based restricted stock units(5)	2,231,382	2,050,341	665,754	665,346	376,980
Performance-based restricted stock units(6)	—	—	—	—	—
Total	3,425,256	3,094,742	1,013,705	1,013,033	628,830

(1)
Reflects: (i) for Messrs. Clements and Wilson, an amount equal to two times the average of the executive officer’s annual base salary in effect for the year in which termination occurs and his annual base salary during the immediately preceding year, plus two times the average of his target bonus in effect for the year in which termination occurs and his actual bonus for the immediately preceding year; and (ii) for Messrs. Surface, Fischer and Ervin, an amount equal to the executive officer’s annual base salary in effect immediately preceding the executive officer’s termination plus his target bonus in effect immediately preceding the executive officer’s termination. The cash severance is paid in equal installments over a two-year period, in the case of Messrs. Clements and Wilson, or a one-year period, in the case of Messrs. Surface, Fischer and Ervin.

(2)
Reflects the cost of continued medical benefits, based on: (i) our portion of the projected cost of the benefits (the executive pays the employee-cost for such coverage); and (ii) the level of medical coverage selected by the executive.

(3)
Reflects the full cost to us of the lump sum payment, based on the level of medical coverage selected by the executive, assuming the executive does not elect to be released from the remainder of the restrictive covenants period.

(4)
Reflects the difference, if any, between the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016, and the exercise price of the executive’s outstanding, unvested stock options that become fully-vested and exercisable upon such termination in accordance with the terms of the underlying option agreement.

(5)
Represents the value of shares underlying outstanding time-based restricted stock units, based on the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016, which vest and convert to shares of common stock in accordance with the terms of the underlying restricted stock unit agreement.

(6)
Represents the value of shares underlying outstanding performance-based restricted stock units, based on the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016. Pursuant to the performance-based restricted stock unit award agreements, in the event of the Named Executive Officer’s termination of employment without cause or by the Named Executive Officer for good reason prior to the conclusion of the three-year performance period, the Named Executive Officer may earn a prorated number of performance-based restricted stock units based on actual performance as of the end of the three-year performance period (and subtracting therefrom any previously vested performance-based restricted stock units). For purposes of this table, as a result of actual performance measured as of December 30, 2016, the last day of the previous fiscal year, we assumed that the performance-based restricted stock units would vest at the target level, and multiplied such number of units by a fraction, the numerator of which is the number of days during the performance period preceding the Named Executive Officer’s termination of employment, or 276 days, and the denominator of which is 1,095.

Potential Payments Upon a Change in Control
The following table summarizes the approximate value of the payments that each of our Named Executive Officers would have received if: (i) a change in control of the Company occurred on December 31, 2016, regardless of whether his employment was terminated in connection with the change in control; or (ii) a change in control of the Company occurred on December 31, 2016, and the Named Executive Officer terminated employment for Good Reason or we had terminated his employment without Cause as of such date.
All equity awards granted to the Named Executive Officers since 2013 include “double-trigger” change in control provisions. If awards granted under the 2011 Plan are assumed by a successor in connection with a change in control, such awards will not automatically vest and pay out solely as a result of the change in control. Instead, such awards will vest if within twelve months after the effective date of the change in control, the participant’s employment is terminated by us without Cause or, in the case of certain participants, the participant resigns for good reason. Unless otherwise provided by our Compensation Committee, upon the occurrence of a change in control in which awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by our Compensation Committee or Board of Directors, (i) all outstanding awards in the nature of rights that may be exercised will become fully exercisable; (ii) all time-based vesting restrictions on outstanding awards will lapse; and (iii) the payout opportunities attainable under all outstanding performance-based awards will vest based on target performance and the awards will pay out on a pro rata basis, based on the time elapsed prior to the change in control. The table does not include values of awards that would vest normally on or prior to December 31, 2016:

	Change of Control (No Termination of Employment)					Change in Control and Termination of Employment By Executive for Good Reason; By Us Without Cause
	Mr. Clements	Mr. Wilson	Mr. Surface	Mr. Fischer	Mr. Ervin	Mr. Clements	Mr. Wilson	Mr. Surface	Mr. Fischer	Mr. Ervin
Cash severance(1)	$—	$—	$—	$—	$—	$3,853,300	$3,356,100	$747,000	$747,000	$560,900
Health care benefits continuation (2)	—	—	—	—	—	23,530	23,926	15,951	15,687	15,950
Health care benefits-lump sum payment (3)	—	—	—	—	—	7,844	7,975	—	—	—
Stock options(4)	—	—	—	—	—	228,861	210,113	68,702	68,652	35,127
Time-based restricted stock units(5)	—	—	—	—	—	2,231,382	2,050,341	665,754	665,346	376,980
Performance-based restricted stock units(6)(7)	225,356	208,021	65,007	65,007	43,338	225,356	208,021	65,007	65,007	43,338
280G gross-up payment(8)	—	—	—	—	—	—	—	—	—	—
Total	$225,356	$208,021	$65,007	$65,007	$43,338	$6,570,274	$5,856,476	$1,562,414	$1,561,692	$1,032,295

(1)
Reflects: (i) for Messrs. Clements and Wilson, an amount equal to two times the average of the executive officer’s annual base salary in effect for the year in which termination occurs and his annual base salary during the immediately preceding year, plus two times the average of his target bonus in effect for the year in which termination occurs and his actual bonus for the immediately preceding year; and (ii) for Messrs. Surface, Fischer and Ervin, an amount equal to the executive officer’s annual base salary in effect immediately preceding the executive officer’s termination plus his target bonus in effect immediately preceding the executive officer’s termination. The cash severance is paid in equal installments over a two-year period, in the case of Messrs. Clements and Wilson, or a one-year period, in the case of Messrs. Surface, Fischer and Ervin.

(2)
Reflects the cost of continued medical benefits, based on: (i) our portion of the projected cost of the benefits (the executive pays the employee-cost for such coverage); and (ii) the level of medical coverage selected by the executive.

(3)
Reflects the full cost to us of the lump sum payment, based on the level of medical coverage selected by the executive, assuming the executive does not elect to be released from the remainder of the restrictive covenants period.

(4)
Reflects the difference, if any, between the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016, and the exercise price of the executive’s outstanding, unvested stock options that become fully-vested and exercisable upon a change in control in accordance with the terms of the underlying option agreement.

(5)
Represents the value of shares underlying outstanding restricted stock units, based on the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016, and assumes that the awards are not assumed by the successor in connection with the change in control.

(6)
Pursuant to the performance-based restricted stock unit award agreements, in the event of a change in control prior to the conclusion of the three-year performance period, a number of performance-based restricted stock units will convert to time-based restricted stock units on the effective date of the change in control, provided that the Named Executive Officer remains continuously employed by us from the grant date to the effective date of the change in control. Per the terms of award agreement, the number of performance-based restricted stock units that will convert to time-based restricted stock units will be equal (i) to the target number of units, if actual performance is less than or equal to target performance, or (ii) between 100% and 200% of the target number of units based on actual performance, if actual performance is greater than target performance. For purposes of this table, we have assumed that, as a result of actual performance as of December 30, 2016, the last day of the previous fiscal year, the number of performance-based restricted stock units that will convert to time-based restricted stock units will be equal to the target number of units. The values in the table represents the value of shares underlying such restricted stock units, based on the Company’s closing stock price of $19.45 on December 30, 2016, the last trading day of fiscal year 2016, and assumes that the awards are not assumed by the successor in connection with the change in control.

(7)
Neither Mr. Clements nor Mr. Wilson would have incurred a 280G excise tax in connection with a change in control and termination of employment occurring on December 31, 2016. Messrs. Surface, Fisher and Ervin are not entitled to a gross-up payment under their employment agreements.

Merger-Related Compensation
For a discussion of the compensation that is or may become payable to our Named Executive Officers that is based on or otherwise relates to the Merger, please see the section entitled “Interests of Certain Persons in the Merger” in our definitive proxy statement for the special meeting of stockholders that was held on November 9, 2016, which was filed with the SEC on September 30, 2016.
COMPENSATION OF DIRECTORS
2016 Compensation of Directors
The following table sets forth the compensation paid by us to the members of the Board of Directors of the Company for all services in all capacities during 2016:

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Gerald S. Armstrong(3)	37,500	—	37,500
Joseph D. Hinkel	76,500	50,000	126,500
Merrick R. Kleeman	50,000	50,000	100,000
Mitchell M. Leidner(4)	37,500	—	37,500
W. Radford Lovett, II	70,000	50,000	120,000
Arrington Mixon	71,500	50,000	121,500
Robert J. Mylod, Jr.	55,000	50,000	105,000
Russell B. Newton, III	62,500	50,000	112,500
William Sanford	50,000	50,000	100,000
Richard P. Schifter	100,000	—	100,000
Scott M. Stuart	107,500	—	107,500

(1)	Messrs. Clements and Wilson served on the Board of Directors of the Company in 2016. Neither Messrs. Clements nor Wilson were compensated for their service on the Board of Directors.

(2)	The amounts in this column reflect the sum of the retainer, meeting and special fees earned by each director as shown below:

Name	Annual Retainer	Committee Chair Retainer	Committee Member Retainer	Cash Compensation in Lieu of Equity(e)	Director Service Fee
Gerald S. Armstrong	$25,000	5,000 (c)	$7,500	$—	$—
Joseph D. Hinkel (a)	50,000	15,000	10,000	—	—
Merrick R. Kleeman	50,000	—	—	—	—
Mitchell M. Leidner (b)	25,000	—	2,500	—	30,000
W. Radford Lovett, II	50,000	10,000	10,000	—	—
Arrington Mixon(a)	50,000	5,000(c)	15,000	—	—
Robert J. Mylod, Jr.	50,000	5,000	—	—	—
Russell B. Newton, III	50,000	—	12,500 (d)	—	—
William Sanford	50,000	—	—	—	—
Richard P. Schifter	50,000	—	—	50,000	—
Scott M. Stuart	50,000	7,500	—	50,000	—
(a) In addition to the compensation identified in above chart, each of Mr. Hinkel and Ms. Mixon received $1,500 for attending the 2016 OCC Directors Roundtable in November 2016.
(b) Mr. Leidner did not stand for re-election as a director at the 2016 Annual Meeting. Mr. Leidner received a $30,000 director service fee for his six years of service on our Board of Directors. See the narrative following this table for additional detail on the director service fee.
(c) Mr. Armstrong served as Chairperson of our Risk Committee from January 1, 2016 through the 2016 Annual Meeting. At the date of the 2016 Annual Meeting, our Board of Directors appointed Ms. Mixon to serve as Chairperson of the Risk Committee. Mr. Armstrong and Ms. Mixon each received $5,000 for his/her service as Chairperson of the Risk Committee.
(d) Messrs. Armstrong and Leidner served on our Audit Committee from January 1, 2016 through the 2016 Annual Meeting. As of the date of the 2016 Annual Meeting, our Board of Directors appointed Mr. Newton to serve as a member of the Audit Committee. The $12,500 in membership fees for Mr. Newton includes $2,500 for his service on the Audit Committee.

(e) Reflects $50,000 in cash compensation in lieu of restricted stock units having an equivalent value, as described in greater detail in the narrative following this table.

(3)
With respect to all directors, this amount reflects the aggregate grant date fair value of restricted stock units granted on May 19, 2016, computed in accordance with FASB ASC Topic 718. The grant date fair value of the restricted stock units was determined by reference to the closing price of the shares on the grant date. The restrictions on the restricted stock units lapse on May 19, 2017, one year from the date of grant.

Other than the restricted stock units identified above, our non-employee directors do not hold any unvested stock awards or any option awards.
Description of Director Compensation Program
Our cash compensation program for non-employee directors serving on our Board of Directors consists of:

Fees (1)	Full Board of Director	Audit Committee	Risk Committee	Compensation Committee	Nominating & Corporate Governance Committee	Oversight Committee(2)
Annual Board of Director Retainer Fee	$50,000	$—	$—	$—	$—	$—
Annual Committee Chairperson Retainer Fee	—	15,000	10,000	7,500	5,000	10,000
Annual Committee Membership Retainer Fee	—	5,000	5,000	—	—	5,000

(1)	All fees are payable on a quarterly basis.

(2)
On April 13, 2011, we and EverBank, our banking subsidiary, entered into separate consent orders with the Office of Thrift Supervision, or OTS, with respect to EverBank's mortgage foreclosure practices and our oversight of those practices. The OCC succeeded the OTS with respect to EverBank's consent order, and the Board of Governors of the Federal Reserve System, or FRB, succeeded the OTS with respect to our consent order. Each consent order required the creation of an Oversight Committee to oversee ongoing compliance with such order. Mr. Lovett serves as Chairman of both committees. Mr. Newton and Ms. Mixon serve as the other members of both committees. In 2015, the Compensation Committee determined that the members of the Oversight Committee should be compensated for their services. The OCC terminated EverBank’s consent order on January 5, 2016. Our Consent Order with the Federal Reserve remains outstanding.

From time to time, our directors are encouraged to attend Director Workshops held by the OCC. In addition to reimbursing those directors who attend such meetings all reasonable travel expenses, hotel and meals, we pay such directors an attendance fee of $1,500 per meeting. The above charts reflect the payment of such attendance fees.
In addition to the cash compensation component described above, each non-employee director of our Board is eligible to receive an annual award of restricted stock units having a value of $50,000. As noted above, non-employee directors associated with certain institutional holders will receive $50,000 in cash compensation in lieu of the restricted stock units in light of various regulatory considerations. The restrictions will lapse on each such annual grant of restricted stock units in full one year from the grant date. Those non-employee directors receiving cash in lieu of restricted stock units will receive the $50,000 on the same date the restrictions lapse on the restricted stock units. After completion of our 2016 Annual Meeting and the re-election of our directors, we either granted restricted stock units or accrued for the $50,000 cash payment in lieu of restricted stock units to all of our non-employee directors. The number of restricted stock units granted was determined based on the closing price of our common stock on the grant date.
We reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board of Director and committee meetings. We do not compensate our directors who are employed by us for their services as directors.
Certain of our directors who joined our Board of Directors on or before December 30, 2010, and who continued to serve for a minimum of five years, were eligible to receive a $5,000 credit for each year of service on our Board of Directors up to $50,000 payable upon their departure from our Board of Directors. These deferred amounts are not eligible for above-market or preferential earnings. This policy was frozen in December 2010, and is not available to directors who joined our Board after such date. Each of our non-employee directors, with the exception of Mr. Hinkel and Ms. Mixon, is eligible to receive a payment of up to $50,000 when they leave our Board, the exact amount of which will depend on the years of service on our Board.
Stock Ownership Guidelines for Non-Employee Directors
We require our non-employee directors to own a meaningful equity stake in the Company to further align their economic interests with stockholders. Our directors are required to own a number of shares of Company stock having a value of not less than three times (3x) the cash retainer portion of the director’s annual retainer. Each director must meet the minimum ownership requirement by the date that is five (5) years from the date he or she is first appointed to our Board. All shares held or controlled by a director are considered in determining compliance with this ownership requirement, including, but not limited to, direct and indirect holdings and unvested restricted stock units granted by the Company. Each director will be required to hold shares of Company stock until he or she satisfies the stock ownership guidelines; provided, however, that any such person is permitted to sell a sufficient amount of shares to pay the related income taxes due in connection with the vesting of restricted stock units. Currently, each non-employee director owns the requisite number of shares.
In 2015, we made certain clarifications and enhancements to our stock ownership guidelines for non-employee directors. We amended our stock ownership guidelines to address those instances where a non-employee director is no longer in compliance with the stock ownership guidelines merely due to fluctuations in our stock price (rather than resulting from the sale of shares). We further amended our stock ownership guidelines to allow for in-the-money, vested options (after taxes) to count towards the ownership requirements. Although we have not previously granted our non-employee directors option awards, we included this provision in the guidelines to be consistent with the stock ownership guidelines for Executive Management. Each such option counts 50% of an actual share owned outright.
Compensation Committee
Committee Chair: Scott M. Stuart
Additional Committee Members: Richard P. Schifter and Robert J. Mylod, Jr.

Meetings Held in 2016: 4
Primary Responsibilities:

Responsibilities	Description
CEO Compensation	Reviewing and determining the annual compensation of the Company’s Chief Executive Officer.
Executive Compensation	Recommending to the Board the compensation and benefits of the Company’s executive officers other than the Chief Executive Officer.
Director Compensation	Recommending to the Board the compensation of the Company’s non-employee directors.
Compensation and Benefit Plans	Annually monitoring and reviewing the Company’s compensation and benefit plans to ensure that they meet corporate objectives.
Incentive Compensation Plans	Administering the Company’s equity and other incentive compensation plans and programs and preparing recommendations and periodic reports for the Board relating to these matters.
Severance and Terminations	Reviewing and making recommendations to the Board with respect to any severance or termination arrangement to be made with any executive officer.
Annual Report	Preparing the Compensation Committee report required by SEC rules to be included in the Company’s Annual Report on Form 10-K.
Equity Compensation Plans
Reviewing all equity-compensation plans to be submitted for stockholder approval under NYSE listing standards, and reviewing, and in the Compensation Committee’s sole discretion, approving all equity-compensation plans that are exempt from such stockholder approval requirement.

Other	Handling such other matters that are specifically delegated to the Compensation Committee by the Board from time to time.
The Board has evaluated the independence of the members of the Compensation Committee and has determined that each of the members of the Compensation Committee is “independent” under Section 303A.02 of the NYSE Listed Company Manual. The members of the Compensation Committee also qualify as “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act and “outside directors” within the meaning of Section 162(m) of the Code.
Compensation Consultant Independence
The Compensation Committee considered the independence of the Company’s consultant, Compensation Advisory Partners, LLC, or the “Compensation Consultant”, in light of new SEC rules and NYSE listing standards. The Compensation Committee received a letter from the Compensation Consultant addressing its independence, including the following factors:

•	Other services provided to the Company by the Compensation Consultant;

•	Fees paid by the Company as a percentage of the Compensation Consultant’s total revenue;

•	Policies or procedures maintained by the Compensation Consultant that are designed to prevent a conflict of interest;

•	Any business or personal relationships between the individual consultants involved in the engagement and any member of the Compensation Committee;

•	Any Company stock owned by the individual consultants involved in the engagement; and

•	Any business or personal relationships between the Company’s executive officers and the Compensation Consultant or the individual consultants involved in the engagement.
The Compensation Committee discussed the considerations above and concluded that the work of the Compensation Consultant did not raise any conflict of interest.
Committee Charter
The Compensation Committee operates pursuant to a written charter, which is available on the Company’s website at https://about.everbank under the Governance section of the Investor Relations tab.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
At the 2016 Annual Meeting, our stockholders approved reducing the number of shares available for future issuance to 4,500,000, plus any shares that again become available due to cancellations and forfeitures. In the event that any outstanding award for any reason is forfeited, terminates, expires or lapses, in each case without a distribution of shares to the participant, any shares subject to the award will again be available for issuance under the 2011 Plan.

The following table sets forth certain information regarding shares of our common stock authorized for issuance under equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)(2)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders (1)	7,507,869	$13.92	4,554,672
Equity compensation plans not approved by security holders	0	0	0
Total	7,507,869	0	0
(1) Includes the 2011 Plan and the 2005 Plan.
(2) Includes: (i) 6,322,991 options to purchase shares of our common stock granted under the 2005 Plan and 2011 Plan; (ii) 913,565 restricted stock units granted under the 2011 Plan; and (iii) 271,313 performance-based restricted stock units granted under the 2011 Plan, assuming achievement of target performance levels (100%).
(3) Calculation of weighted-average exercise price includes options but does not include restricted stock units or performance shares that convert to shares of common stock for no consideration.
(4) No future grants may be awarded under the 2005 Plan.

Security Ownership of Certain Beneficial Owners
As of March 28, 2017, the Company had 127,814,763 shares of common stock issued and outstanding. The following table sets forth the common stock beneficially owned as of March 28, 2017 by each stockholder known to the Company, based on public filings made with the SEC, to beneficially own 5% or more of the Company’s outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
	No. of Shares of Common Stock	% of Class
TPG Funds(1)	8,737,103	6.84%
BlackRock, Inc. (2)	6,643,932	5.20%
The Vanguard Group (3)	8,285,277	6.48%

(1)
Includes: (i) 6,963,236.42 shares of common stock held by TPG Partners VI, L.P. (“TPG Partners VI”), a Delaware limited partnership, whose general partner is TPG GenPar VI, L.P., a Delaware limited partnership, whose general partner is TPG GenPar VI Advisors, LLC, a Delaware limited liability company; (ii) 1,747,421.43 shares of common stock held by TPG Tortoise AIV, L.P. (“TPG Tortoise”), a Delaware limited partnership, whose general partner is TPG Tortoise GenPar, L.P., a Delaware limited partnership, whose general partner is TPG Tortoise GenPar Advisors, LLC, a Delaware limited liability company; and (iii) 26,445.18 shares of common stock held by TPG FOF VI SPV, L.P. (“TPG FOF VI SPV” and, together with TPG Partners VI and TPG Tortoise, the “TPG Funds”), a Delaware limited partnership, whose general partner is TPG Advisors VI, Inc. The sole member of each of TPG GenPar VI Advisors, LLC and TPG Tortoise GenPar Advisors, LLC is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc. David Bonderman and James G. Coulter are directors, officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and TPG Advisors VI, Inc. and may therefore be deemed to be the beneficial owners of the common stock held by TPG Partners VI, TPG Tortoise and TPG FOF VI SPV. The address of TPG Group Holdings (SBS) Advisors, Inc., TPG Advisors VI, Inc. and Messrs. Bonderman and Coulter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)
Based solely upon information contained in the Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 30, 2017. BlackRock beneficially owned 6,643,932 shares of Common Stock as of December 31, 2016, with sole voting power over 6,422,965 shares, sole dispositive power over 6,643,932 shares, shared voting power over no shares and shared dispositive power over no shares. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(3)
Based solely upon information contained in the Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 9, 2017. Vanguard beneficially owned 8,285,277 shares of Common Stock as of December 31, 2016, with sole voting power over 125,793 shares, sole dispositive power over 8,154,874 shares, shared voting power over 9,955 shares and shared dispositive power over 130,403 shares. The address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

Security Ownership of Management and Directors
The following table sets forth information about the beneficial ownership of our common stock for each named executive officer, each director and director nominee, and all executive officers and directors as a group.
Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o EverBank Financial Corp, 501 Riverside Avenue, Jacksonville, Florida 32202.
The Company has determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, the Company believes, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. A person is deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days from the date of determination. The footnotes to the table indicate how many shares each person has the right to acquire within 60 days of March 28, 2017. The

Company has based the calculation of the percentage of beneficial ownership of 127,814,763 shares of common stock outstanding as of March 28, 2017.
In computing the number of shares of common stock beneficially owned by a person identified in the table below and the percentage ownership of such person, the Company deemed outstanding shares of common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of March 28, 2017. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any person not identified in the chart below.

Name and Address of Beneficial Owner	Shares Beneficially Owned As of March 31, 2017
	Number	Percentage
Named Executive Officers and Directors:
Robert M. Clements (1)	3,639,647	2.81%
W. Blake Wilson (2)	1,528,210	1.19%
Steven J. Fischer (3)	132,546	*
Francis X. Ervin, Jr. (4)	36,840	*
John S. Surface (5)	55,027	*
Joseph D. Hinkel (6)	18,800	*
Merrick R. Kleeman (7)	155,801	*
W. Radford Lovett, II (8)	1,469,002	1.15%
Arrington H. Mixon (9)	11,300	*
Robert J. Mylod, Jr. (10)	476,915	*
Russell B. Newton, III (11)	4,018,183	3.14%
William Sanford (12)	12,030	*
Richard P. Schifter (13)	—	—
Scott M. Stuart	—	—
All directors and executive officers as a group (15 persons)	11,554,301	8.83%
* Less than one percent.

(1)
Consists of: (i) 1,849,782 shares of common stock, of which 14,996 are shares for which Mr. Clements acts as custodian on behalf of one his children; and (ii) options to purchase 1,786,865 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2017. Ann H. Clements, Mr. Clements’ wife, owns 1,044,563 additional shares of common stock in her own name, of which 40,296 are shares for which Mrs. Clements acts as custodian on behalf of one of her children. Ann T. Clements, Mr. Clements’ daughter, owns 94,583 additional shares of common stock in her own name. Ruth C. Clements, Mr. Clements’ daughter, owns 96,578 additional shares of common stock in her own name. Robert M. Clements Jr., Mr. Clements’ son, owns 92,153 additional shares of common stock in his own name. Mr. Clements does not have any voting or dispositive power over the shares of common stock held by his wife, son or daughters and accordingly disclaims any beneficial ownership thereof.

(2)
Consists of: (i) 502,444 shares of common stock; and (ii) options to purchase 1,025,766 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2017. Of the 502,444 shares of common stock: Mr. Wilson owns 447,500 with his spouse, Stephanie K. Wilson, as tenants by the entirety and beneficially owns 54,944 shares of common stock as trustee of the Wilson Family Irrevocable Trust.

(3)	Consists of: (i) 12,664 shares of common stock; and (ii) options to purchase 119,902 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2017.

(4)	Consists of: (i) 20,163 shares of common stock; and (ii) options to purchase 16,677 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2017.

(5)
Consists of: (i) 26,667 shares of common stock, 19,257 shares which are owned by Surface Investment Partnership, Ltd.; and (ii) options to purchase 28,360 shares of common stock that are currently exercisable or are exercisable within 60 days of March 28, 2017.

(6)	The address for Mr. Hinkel is 919 Chestnut Avenue, Wilmette, IL 60091.

(7)
Mr. Kleeman also holds 37,000 Depositary Shares representing 1/1000th of a share of our 6.75% Series A Non-Cumulative Perpetual Preferred Stock. The address for Mr. Kleeman is c/o Wheelock Street Capital, 660 Steamboat Rd. 3rd floor, Greenwich, CT 06830.

(8)
Consists of: (i) 12,030 shares of common stock; (ii) 594,532 shares of common stock held by the W. Radford Lovett II GST Exempt Trust, of which Mr. Lovett is the general partner; (iii) 810,450 shares of common stock held by Lovett Miller Venture Fund III, Limited Partnership, of which Mr. Lovett and Scott Miller are managing directors of Lovett Miller Venture Partners III, LLC, the general partner of Lovett Miller Venture Fund III, Limited Partnership; (iv) 32,096 shares of common stock held by Lovett Miller & Co. Incorporated Profit Sharing Plan, FBO William Radford Lovett II; and (v) 22,475 shares held by a family member of Mr. Lovett sharing his household, over which Mr. Lovett does not have any voting or dispositive power and accordingly disclaims any beneficial ownership thereof. The address for Mr. Lovett is c/o Lovett Miller & Co., One Independent Dr., Suite 1600, Jacksonville, FL 32202. In addition, the W. Radford Lovett II GST Exempt Trust has pledged 360,959 shares of common stock as security.

(9)	The address for Ms. Mixon is 6000 Fairview Road, Suite 1525, Charlotte, NC 28210.

(10)
Consists of 476,915 shares of common stock owned jointly with his wife, Heather Mylod. The address for Mr. Mylod is c/o Annox Capital Management, Suite 101, 40701 Woodward Ave., Bloomfield Hills, MI 48304.

(11)
The 1995 Newton Family Limited Partnership, LLP owns 2,794,235 shares of common stock. Mr. Newton is the sole manager of Newton O5, LLC, the general partner of the Newton Family Limited Partnership, LLP. Timucuan Fund, L.P. owns 641,928 shares of common stock. Mr. Newton is the controlling partner of Timucuan Fund Management, L.P., the general partner of Timucuan Fund, L.P. R2 Partners owns 387,430 shares of common stock. Mr. Newton is one of two general partners of R2 Partners and owns 50% of the partnership units of R2 Partners. DV Properties, Inc. owns 186,155 shares of common stock. Mr. Newton is director and President of DV Properties, Inc. The address for Mr. Newton is c/o Timucuan Asset Management Inc., 200 West Forsyth St., Suite 1600, Jacksonville, FL 32202.

(12)	The address for Mr. Sanford is c/o EverBank Financial Corp, 501 Riverside Ave, Jacksonville, FL 32202.

(13)
Mr. Schifter is a senior advisor to TPG Capital, L.P., which is an affiliate of the TPG Funds. Mr. Schifter does not have voting or dispositive power over the shares held by the TPG Funds. The address for Mr. Schifter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

In addition to the director and executive officer compensation arrangements discussed in Item 12 under “Executive Compensation,” the following is a description of transactions since January 1, 2016, including currently proposed transactions, to which we have been or are to be a party, in which the amount involved exceeded or will exceed $120,000, and in which any of the Company’s directors, executive officers or beneficial holders of more than 5% of the Company’s capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.
Registration Rights
The Company has entered into separate registration rights agreements with each of: (i) Arena (whose rights are now held by the limited partners of Arena who continue to hold shares of the Company’s common stock) and Lovett Miller; and (ii) the former stockholders of Tygris. Under the terms of these agreements, certain holders of the Company’s common stock or their transferees are entitled to rights with respect to the registration of such shares, which we refer to as the Registrable Securities, under the Securities Act of 1933, as amended.
Arena/Lovett Miller
The Company entered into an Amended and Restated Registration Rights Agreement with Arena and Lovett Miller on November 22, 2002, which the Company further amended on July 21, 2008. Under that agreement, Arena and Lovett Miller, as holders of Registrable Securities, have the right to demand, on an aggregate of three occasions, that the Company use its commercially reasonable best efforts to register their Registrable Securities and maintain the effectiveness of the corresponding registration statement for at least 270 days. Once in any given 12-month period, the Company may postpone the filing of such a registration statement for up to 120 days if the Board believes, in good faith, that the registration would require the disclosure of non-public information and that such disclosure would materially adversely affect any material business opportunity, transaction or negotiation then contemplated. In addition, the Company may postpone the filing of such registration statement for up to 180 days if the Board believes, in good faith, that the registration is not then in our best interests. Arena and Lovett Miller have the right to select a lead underwriter for the demand offering, subject to the Company’s approval, which may not be unreasonably withheld. In 2014, Arena distributed all of the shares of the Company’s common stock then held to its limited partners, and ceased operations. As such the rights of Arena under the Amended and Restated Registration Rights Agreement are held by the former limited partners who continue to hold shares of the Company’s common stock they received from Arena.
If the Company registers any of its common stock either for its own account or for the account of other security holders, the holders of Registrable Securities are entitled to notice of such registration and are entitled to certain “piggyback” registration rights allowing the holders to include their common stock in such registration, subject to certain marketing and other limitations. In addition, all expenses of such registrations, other than underwriting discounts and commissions incurred by the holders of the Registrable Securities exercising their registration rights in connection with registrations, filings or qualifications, must be paid by the Company.
Former Tygris Stockholders
The Company entered into a Registration Rights Agreement with Tygris on October 20, 2009 in connection with the Tygris acquisition. Under that agreement, former Tygris stockholders who are holders of Registrable Securities have the right to demand, on an aggregate of three occasions, that the Company use its reasonable best efforts to register their Registrable Securities for public sale and maintain the effectiveness of the corresponding registration statement for at least 180 days. Once in any given 12-month period, the Company may postpone the filing of such a registration statement for up to 120 days if our Board believes, in good faith, that the registration would either materially adversely affect or materially interfere with a material financing or other material transaction or require disclosure of non-public information which would materially adversely affect the Company. If the Company is eligible to file a shelf registration statement on Form S-3, the former Tygris stockholders may request that the Company register their Registrable Securities on a Form S-3. The holders of a majority of the former Tygris stockholders’ Registrable Securities covered by a demand registration have the right to select the underwriters for such offerings, subject to our approval, which may not be unreasonably withheld.
If the Company registers any of its common stock either for its own account or for the account of other security holders, the holders of Registrable Securities are entitled to notice of such registration and are entitled to certain “piggyback” registration rights allowing the holders to include their common stock in such registration, subject to certain marketing and other limitations. In addition, all reasonable fees and expenses of such registrations, other than underwriting discounts and commissions incurred by the holders of the Registrable Securities exercising their registration rights in connection with registrations, filings or qualifications, must be paid by the Company.
In addition to the Registration Rights Agreement entered into with Tygris in connection with the Tygris acquisition, the Company entered into a separate Registration Rights Agreement on August 27, 2012 with the former Tygris stockholders participating in the escrowed cash conversion transaction pursuant to which $48.7 million of escrowed cash was converted into 4,032,662 shares of our common stock. The terms of this 2012 Registration Rights Agreement are substantially identical to the terms of the Registration Rights Agreement entered into in connection with the Tygris acquisition.

Related Party Transactions
Loans to Related Parties
Lauren Fant, the sister of W. Radford Lovett, II, a director of the Company, has an outstanding loan with EverBank. The loan, which accrued interest at an annual rate of 3.30%, had an aggregate balance (including accrued interest) of $1,192,971 as of December 31, 2016, and the largest aggregate amount of principal outstanding on the loan during the last fiscal year was $1,221,154. During 2016, $28,224 of principal was repaid on the loan, and $37,045 of interest was paid to EverBank.
Related Party Employees
Christian Kren, the brother-in-law of W. Blake Wilson, the Company’s President and Chief Operating Officer, is employed as the Manager of Accounting/Finance Special Projects/Lending Team at EverBank, and received a salary and incentives of approximately $140,000 in 2016, as well as benefits consistent with those provided to other employees with equivalent qualifications and responsibilities.

Other Relationships
Relationship with Frilot, L.L.C.
Frilot, L.L.C. serves as the Company’s principal outside counsel for labor and employment matters and assists us on various other litigation and commercial matters from time to time. Miles P. Clements is the brother of Robert M. Clements, the Company’s Chairman of the Board and Chief Executive Officer, and is a partner and a member of the management committee of Frilot, L.L.C. The Company paid fees and related expenses to Frilot, L.L.C. for legal services rendered in the amount of $360,960 for the year ended December 31, 2016.
Relationship with Great Meadows I LLC and Great Meadows II LLC
Great Meadows I LLC and Great Meadows II LLC are parties to a commercial loan agreement with EverBank. David Surface, the brother of John S. Surface, the Company’s Senior Executive Vice President, holds a 5% interest in Great Meadows I LLC and Great Meadows II LLC, and he is the President of both entities. The largest aggregate balance under the loan agreement (including accrued interest) during the last fiscal year was $3,658,795, and the loan has an interest rate of 4.0%. During the last fiscal year, $3,658,795 of principal had been repaid, $121,553 of interest had been paid and $0 remained outstanding. The loan was made in the ordinary course of business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable loans with persons not related to the Company and did not involve more than the normal collection risk or present other unfavorable features.
Relationships in the Ordinary Course
The Company has had, and may be expected to have in the future, lending relationships in the ordinary course of business with the Company’s directors and executive officers, members of their immediate families and affiliated companies in which they are employed or in which they are principal equity holders. The lending relationships with these persons were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not related to the Company and do not involve more than normal collection risk or present other unfavorable features.
Policy Concerning Related Party Transactions
The Company has adopted a formal written policy concerning related party transactions. A related party transaction is a transaction, arrangement or relationship that involves: (i) the Company or a consolidated subsidiary (whether or not the Company or the subsidiary is a direct party to the transaction), on the one hand, and (a) a director or executive officer of the Company, his or her immediate family members or any entity that any of them controls or in which any of them has a substantial beneficial ownership interest; or (b) any person who is the beneficial owner of more than 5% of the Company’s voting securities or a member of the immediate family of such person, on the other hand; and (ii) exceeds $120,000, exclusive of employee compensation and directors’ fees. A copy of the Company’s policy may be found at https://about.everbank.
The policy assigns to the Nominating and Corporate Governance Committee the duty to ensure that there is an ongoing review of all related party transactions for potential conflicts of interest and requires that the Nominating and Corporate Governance Committee approve any such transactions. The Company’s Nominating and Corporate Governance Committee evaluates each related party transaction for the purpose of recommending to the disinterested members of the Board whether the transaction is fair, reasonable and in compliance with the policy, and whether such transaction should be ratified and approved by the Board. Relevant factors include the benefits of the transaction to the Company, the terms of the transaction, whether the transaction was on an arm’s-length basis and in the ordinary course of the Company’s business, the direct or indirect nature of the related party’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards.
Management provides the Nominating and Corporate Governance Committee with ongoing information pertaining to related party transactions, as necessary. Related party transactions entered into, but not approved or ratified as required by the policy concerning related party transactions, will be subject to termination by the Company or the relevant subsidiary, if so directed by the Nominating and Corporate Governance Committee or the Board, taking into account factors as such body deems appropriate and relevant.
Item 14.   Principal Accountant Fees and Services

Audit Fees and Other Fees
The aggregate fees paid to Deloitte & Touche LLP by the Company during 2016 and 2015, are set forth in the following table:

Type of Fees	2016 Fees	2015 Fees
Audit Fees	$2,080,307	$2,026,785
Audit Related Fees	624,226	574,347
Tax Fees	565,920	465,718
All Other Fees	2,000	2,000
Total Fees	$3,272,453	$3,068,850
Audit Fees
Audit fees include fees associated with the annual audit of the Company’s consolidated financial statements and internal control over financial reporting, SEC regulatory filings, various acquisitions, statutory audits, and financial audits of subsidiaries.
Audit Related Fees
Audit related fees include fees associated with reviews of the Company’s quarterly reports on Form 10-Q and fees for assurance related to offerings of the Company’s securities, not reported under “Audit fees”.
Tax Fees
Tax fees include fees associated with tax compliance services, tax advice, and tax planning.
All Other Fees
All other fees were comprised of fees for permissible advisory services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
In accordance with the Audit Committee Charter, the Audit Committee must pre-approve any engagement of Deloitte & Touche LLP for audit or non-audit services. The Audit Committee has delegated to its chairperson the authority to pre-approve permissible non-audit services. Any such approval of non-audit services pursuant to this delegation of the full Audit Committee’s authority must be presented to the Audit Committee at its next regular meeting. All of the services described above were approved by the Audit Committees, and in doing so, the Audit Committees did not rely on the de minimis exception set forth in Rule 2-01(c)(7)(i)(C) under Regulation S-X.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits Required by Securities and Exchange Commission Regulation S-K

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Rule pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Provided herewith.
**
Provided herewith. The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K/A and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

EverBank Financial Corp

Date:	April 13, 2017	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)