Form 10-Q
period 2017-03-31
EverBank Financial Corp
filed 2017-04-28
CIK 1502749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
EverBank Financial Corp
(Exact name of registrant as specified in its charter)

Delaware	001-35533	52-2024090
(State of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

501 Riverside Ave., Jacksonville, FL		32202
(Address of principal executive offices)		(Zip Code)
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
As of April 24, 2017, there were 127,879,792 shares of common stock outstanding.

EverBank Financial Corp
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements (unaudited)
EverBank Financial Corp and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$48,160	$36,654
Interest-bearing deposits in banks	831,496	754,784
Total cash and cash equivalents	879,656	791,438
Investment securities:
Available for sale, at fair value	447,593	485,836
Held to maturity (fair value of $93,403 and $90,038 as of March 31, 2017 and December 31, 2016, respectively)	92,472	89,457
Other investments	263,644	253,018
Total investment securities	803,709	828,311
Loans held for sale (includes $1,389,353 and $1,271,893 carried at fair value as of March 31, 2017 and December 31, 2016, respectively)	1,440,114	1,443,263
Loans and leases held for investment:
Loans and leases held for investment, net of unearned income	23,400,992	23,556,977
Allowance for loan and lease losses	(95,158)	(103,304)
Total loans and leases held for investment, net	23,305,834	23,453,673
Mortgage servicing rights (MSR), net	293,726	273,941
Premises and equipment, net	40,989	43,594
Other assets	1,012,551	1,003,866
Total Assets	$27,776,579	$27,838,086
Liabilities
Deposits:
Noninterest-bearing	$1,662,173	$1,750,529
Interest-bearing	17,629,508	17,887,699
Total deposits	19,291,681	19,638,228
Other borrowings	5,756,000	5,506,000
Trust preferred securities and subordinated notes payable	360,378	360,278
Accounts payable and accrued liabilities	309,157	317,248
Total Liabilities	25,717,216	25,821,754
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Series A 6.75% Non-Cumulative Perpetual Preferred Stock, $0.01 par value (liquidation preference of $25,000 per share; 10,000,000 shares authorized; 6,000 issued and outstanding at March 31, 2017 and December 31, 2016)	150,000	150,000
Common Stock, $0.01 par value (500,000,000 shares authorized; 127,819,917 and 127,036,740 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	1,279	1,270
Additional paid-in capital	914,894	905,573
Retained earnings	1,039,357	1,011,011
Accumulated other comprehensive income (loss) (AOCI)	(46,167)	(51,522)
Total Shareholders’ Equity	2,059,363	2,016,332
Total Liabilities and Shareholders’ Equity	$27,776,579	$27,838,086

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and fees on loans and leases	$245,381	$231,059
Interest and dividends on investment securities	6,673	7,404
Other interest income	1,296	396
Total Interest Income	253,350	238,859
Interest Expense
Deposits	43,086	39,090
Other borrowings	30,919	25,988
Total Interest Expense	74,005	65,078
Net Interest Income	179,345	173,781
Provision for Loan and Lease Losses	15,680	8,919
Net Interest Income after Provision for Loan and Lease Losses	163,665	164,862
Noninterest Income
Loan servicing fee income	22,908	23,441
Amortization of mortgage servicing rights	(15,505)	(14,731)
Recovery (impairment) of mortgage servicing rights	22,644	(22,542)
Net loan servicing income (loss)	30,047	(13,832)
Gain on sale of loans	447	28,751
Loan production revenue	5,315	5,260
Deposit fee income	2,000	3,102
Other lease income	4,042	4,367
Other	8,406	2,105
Total Noninterest Income	50,257	29,753
Noninterest Expense
Salaries, commissions and other employee benefits expense	91,633	91,640
Equipment expense	16,314	15,917
Occupancy expense	6,608	6,264
General and administrative expense	38,571	35,609
Total Noninterest Expense	153,126	149,430
Income before Provision for Income Taxes	60,796	45,185
Provision for Income Taxes	22,259	17,261
Net Income	$38,537	$27,924
Less: Net Income Allocated to Preferred Stock	(2,531)	(2,531)
Net Income Allocated to Common Shareholders	$36,006	$25,393
Basic Earnings Per Common Share	$0.28	$0.20
Diluted Earnings Per Common Share	$0.28	$0.20
Dividends Declared Per Common Share	$0.06	$0.06
See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$38,537	$27,924
Unrealized Gains (Losses) on Debt Securities
Net unrealized gains (losses) due to changes in fair value	676	(3,046)
Reclassification of unrealized losses (gains) to noninterest income	—	97
Tax effect	(257)	1,121
Change in unrealized gains (losses) on debt securities	419	(1,828)
Interest Rate Swaps
Net unrealized gains (losses) due to changes in fair value	484	(53,963)
Reclassification of net unrealized losses to interest expense	6,718	4,044
Tax effect	(2,266)	18,971
Change in interest rate swaps	4,936	(30,948)
Other Comprehensive Income (Loss)	5,355	(32,776)
Comprehensive Income (Loss)	$43,892	$(4,852)

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (unaudited)
(Dollars in thousands)

	Shareholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Equity
Balance, January 1, 2017	$150,000	$1,270	$905,573	$1,011,011	$(51,522)	$2,016,332
Net income	—	—	—	38,537	—	38,537
Other comprehensive income (loss)	—	—	—	—	5,355	5,355
Issuance of common stock	—	9	7,223	—	—	7,232
Share-based grants	—	—	2,098	—	—	2,098
Cash dividends on common stock	—	—	—	(7,660)	—	(7,660)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2017	$150,000	$1,279	$914,894	$1,039,357	$(46,167)	$2,059,363

Balance, January 1, 2016	$150,000	$1,250	$874,806	$906,278	$(64,013)	$1,868,321
Net income	—	—	—	27,924	—	27,924
Other comprehensive income (loss)	—	—	—	—	(32,776)	(32,776)
Issuance of common stock	—	2	(130)	—	—	(128)
Share-based grants (including income tax benefits)	—	—	2,599	—	—	2,599
Cash dividends on common stock	—	—	—	(7,506)	—	(7,506)
Cash dividends on preferred stock	—	—	—	(2,531)	—	(2,531)
Balance, March 31, 2016	$150,000	$1,252	$877,275	$924,165	$(96,789)	$1,855,903

See notes to unaudited condensed consolidated financial statements.

EverBank Financial Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$38,537	$27,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums and deferred origination costs	17,392	18,274
Depreciation and amortization of tangible and intangible assets	5,861	6,658
Reclassification of net loss on settlement of interest rate swaps	3,890	4,044
Amortization and impairment of mortgage servicing rights, net of recoveries	(7,139)	37,273
Deferred income taxes (benefit)	21,319	(2,787)
Provision for loan and lease losses	15,680	8,919
Share-based compensation expense	2,098	2,631
Gain on extinguishment of debt	(4,115)	—
Other operating activities	1,821	(111)
Changes in operating assets and liabilities:
Loans held for sale, including proceeds from sales and repayments	(114,750)	279,134
Other assets	147,904	24,479
Accounts payable and accrued liabilities	(24,042)	(83,635)
Net cash provided by (used in) operating activities	104,456	322,803
Investing Activities
Investment securities available for sale:
Proceeds from prepayments and maturities	38,616	47,051
Investment securities held to maturity:
Purchases	(3,884)	—
Proceeds from prepayments and maturities	622	2,351
Purchases of other investments	(84,576)	(109,225)
Proceeds from sales of other investments	73,950	140,250
Net change in loans and leases held for investment	(238,755)	(799,700)
Purchases of premises and equipment, including equipment under operating leases	(2,142)	(9,841)
Proceeds related to sale or settlement of other real estate owned	6,324	2,674
Proceeds from insured foreclosure claims	288,537	327,234
Other investing activities	2,800	8,474
Net cash provided by (used in) investing activities	81,492	(390,732)
Financing Activities
Net increase (decrease) in nonmaturity deposits	(411,526)	909,640
Net increase (decrease) in time deposits	62,640	(172,230)
Net change in short-term Federal Home Loan Bank (FHLB) advances	(50,000)	(800,000)
Proceeds from long-term FHLB advances	1,375,000	100,000
Repayments of long-term FHLB advances, including early extinguishment	(1,070,885)	(30,000)
Proceeds from issuance of subordinated notes payable, net of issuance costs	—	88,910
Proceeds from issuance of common stock	8,201	607
Dividends paid	(10,191)	(10,037)
Other financing activities	(969)	(767)
Net cash provided by (used in) financing activities	(97,730)	86,123
Net change in cash and cash equivalents	88,218	18,194
Cash and cash equivalents at beginning of period	791,438	582,451
Cash and cash equivalents at end of period	$879,656	$600,645
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
b) Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of the Company's financial position, results of operations, comprehensive income, and cash flows in conformity with GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for acquired companies are included from their respective dates of acquisition. In management’s opinion, all adjustments (which include normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations, comprehensive income, and changes in cash flows have been made.
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
c) Supplemental Cash Flow Information - Noncash investing activities are presented in the following table:

	Three Months Ended March 31,
	2017	2016
Supplemental Schedules of Noncash Activities:
Loans transferred to foreclosure claims	$441,715	$312,790
See Note 4 for disclosures relating to noncash activities relating to loan transfers.
2.  Recent Accounting Pronouncements
Debt Securities - In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium. Under the current guidance, premiums and discounts are typically amortized to the maturity date of the financial instrument. However, ASU 2017-08 requires the associated premium to be amortized to the earliest call date of the financial instrument. Upon adoption, ASU 2017-08 provides for transition through a modified retrospective approach, which requires restatement as of the beginning of the fiscal year of adoption through a cumulative-effect adjustment to retained earnings. ASU 2017-08 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. If adopted in an interim period, any adjustments must be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the adoption of ASU 2017-08 and its impact on the Company's consolidated financial statements.
Goodwill - In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies accounting for goodwill impairment by eliminating the second step from the impairment testing process. Under the current guidance, if the fair value of a reporting unit is lower than its carrying amount, the entity must take a second step and assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination in order to calculate any impairment charge. Upon the adoption of ASU 2017-04, entities will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value without the need to assign the fair value to the assets and liabilities. Any loss recognized as a result of this test is not to exceed the total amount of goodwill allocated to that reporting unit and should consider income tax effects from any tax deductible goodwill, if applicable, on the carrying amount of the reporting unit when measuring the impairment loss. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods with early adoption permitted for impairment testing dates after January 1, 2017. The Company is currently evaluating the adoption of ASU 2017-04 and its impact on the Company's consolidated financial statements.
Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses requiring, instead, that all financial assets (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected inclusive of the entity’s current estimate of all lifetime expected credit losses. The ASU also applies to certain off-balance-sheet credit exposures such as unfunded commitments and non-derivative financial guarantees. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) in order to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The income statement under this ASU will reflect the initial recognition of current expected credit losses for newly recognized assets, as well as any increases or decreases of expected credit losses that have occurred during the period. ASU 2016-13 retains many currently-existing disclosures related to the credit quality of an entity’s assets and the related allowance for credit losses amended to reflect the change to an expected credit loss methodology, as well as enhanced disclosures to provide information to users at a more disaggregated level. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is effective, except for debt securities for which an other-than-temporary impairment (OTTI) has previously been recognized. For these debt securities, a prospective transition is provided in order to maintain the same amortized cost prior to and subsequent to the effective date of the ASU. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the pending adoption of ASU 2016-13 and its impact on the Company's consolidated financial statements.
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

3.  Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses, fair value and carrying amount of investment securities were as follows as of March 31, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2017
Available for sale:
Residential collateralized mortgage obligations (CMO) securities - nonagency	$413,129	$4,397	$3,371	$414,155	$414,155
U.S. Treasury securities	31,925	—	17	31,908	31,908
Asset-backed securities (ABS)	1,376	—	255	1,121	1,121
Other	217	192	—	409	409
Total available for sale securities	$446,647	$4,589	$3,643	$447,593	$447,593
Held to maturity:
Residential CMO securities - agency	$2,789	$86	$—	$2,875	$2,789
Residential mortgage-backed securities (MBS) - agency	89,683	1,406	561	90,528	89,683
Total held to maturity securities	$92,472	$1,492	$561	$93,403	$92,472
December 31, 2016
Available for sale:
Residential CMO securities - nonagency	$452,035	$4,219	$3,836	$452,418	$452,418
U.S. Treasury securities	31,879	—	12	31,867	31,867
ABS	1,426	—	261	1,165	1,165
Other	225	161	—	386	386
Total available for sale securities	$485,565	$4,380	$4,109	$485,836	$485,836
Held to maturity:
Residential CMO securities - agency	$2,809	$87	$—	$2,896	$2,809
Residential MBS - agency	86,648	1,181	687	87,142	86,648
Total held to maturity securities	$89,457	$1,268	$687	$90,038	$89,457
At March 31, 2017 and December 31, 2016, investment securities with a carrying value of $184,394 and $114,483, respectively, were pledged to secure other borrowings and for other purposes as required or permitted by law.
For the three months ended March 31, 2017 and 2016, no gross gains and no gross losses were realized on available for sale investments. The cost of investments sold is calculated using the specific identification method.
The gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Debt securities:
Residential CMO securities - nonagency	$65,672	$758	$105,106	$2,613	$170,778	$3,371
Residential MBS - agency	31,418	554	910	7	32,328	561
U.S. Treasury securities	31,908	17	—	—	31,908	17
ABS	—	—	1,121	255	1,121	255
Total debt securities	$128,998	$1,329	$107,137	$2,875	$236,135	$4,204
December 31, 2016
Debt securities:
Residential CMO securities - nonagency	$65,236	$900	$122,805	$2,936	$188,041	$3,836
Residential MBS - agency	33,239	680	919	7	34,158	687
U.S. Treasury securities	31,879	12	—	—	31,879	12
ABS	—	—	1,165	261	1,165	261
Total debt securities	$130,354	$1,592	$124,889	$3,204	$255,243	$4,796
The Company had unrealized losses at March 31, 2017 and December 31, 2016 on residential nonagency CMO securities, residential agency MBS, ABS, and U.S. Treasury securities. These unrealized losses are primarily attributable to weak market conditions. Based on the nature of the impairment, these unrealized losses are considered temporary. The Company does not intend to sell nor is it more likely than not that it will be required to sell these investments before their anticipated recoveries.
At March 31, 2017, the Company had 49 debt securities in an unrealized loss position. A total of 20 securities were in an unrealized loss position for less than 12 months. These 20 securities consisted of eight residential nonagency CMO securities, 11 residential agency MBS, and one U.S Treasury security. The remaining 29 debt securities were in an unrealized loss position for 12 months or longer. These 29 securities consisted of 25 residential nonagency CMO securities, three ABS, and one residential agency MBS. Of the $4,204 in unrealized losses, $2,404 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
At December 31, 2016, the Company had 49 debt securities in an unrealized loss position. A total of 17 were in an unrealized loss position for less than 12 months. These 17 securities consisted of five residential nonagency CMO securities, 11 residential agency MBS and one U.S. Treasury security. The remaining 32 debt securities were in an unrealized loss position for 12 months or longer. These 32 securities consisted of three ABS, one residential agency MBS and 28 residential nonagency CMO securities. Of the $4,796 in unrealized losses, $2,503 relate to debt securities that are rated investment grade with the remainder representing securities for which the Company believes it has both the intent and ability to hold to recovery.
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
There was no credit-related OTTI recognized for the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recognized credit-related OTTI of $97 on available for sale nonagency residential CMO securities. These credit-related OTTI losses represented additional declines in fair value on a security that was deemed OTTI at December 31, 2015. During the three months ended March 31, 2016, the Company recognized no credit-related OTTI related to held to maturity securities. There were no non-credit related OTTI losses recognized on available for sale securities or held to maturity securities during the three months ended March 31, 2017 and 2016.
During the three months ended March 31, 2017 and 2016, interest and dividend income on investment securities was comprised of the following:

	Three Months Ended March 31,
	2017	2016
Interest income on available for sale securities	$3,081	$3,814
Interest income on held to maturity securities	602	748
Other interest and dividend income	2,990	2,842
	$6,673	$7,404
All investment interest income recognized by the Company during the three months ended March 31, 2017 and 2016 was fully taxable.
4.  Loans Held for Sale
Loans held for sale as of March 31, 2017 and December 31, 2016, consisted of the following:

	March 31, 2017	December 31, 2016
Mortgage warehouse (carried at fair value)	$448,697	$622,182
Other residential (carried at fair value)	940,656	649,711
Total loans held for sale carried at fair value	1,389,353	1,271,893
Other residential	10,320	130,674
Commercial and commercial real estate	40,441	40,696
Total loans held for sale carried at lower of cost or market	50,761	171,370
Total loans held for sale	$1,440,114	$1,443,263
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
In conjunction with the sale of loans and leases, the Company may be exposed to limited liability related to recourse agreements and repurchase agreements made to its insurers and purchasers, which are included in commitments and contingencies in Note 12. Commitments and contingencies include amounts related to loans sold that the Company may be required to repurchase, or otherwise indemnify or reimburse the investor or insurer for losses incurred, due to a breach with respect to Government Sponsored Enterprises (GSE) purchasers or a material breach with respect to non-GSE purchasers, of contractual representations and warranties. Refer to Note 12 for the maximum exposure to loss for a breach or a material breach of contractual representations and warranties related to GSE and non-GSE loan sales.
The following is a summary of cash flows related to transfers accounted for as sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Proceeds received from residential agency securitizations	$986,427	$855,964

Proceeds received from nonsecuritization sales - residential	806,787	1,431,502
Proceeds received from nonsecuritization sales - commercial and commercial real estate	—	212,068
Proceeds received from nonsecuritization sales - equipment financing receivables	11,376	75,584
Proceeds received from nonsecuritization sales	$818,163	$1,719,154

Repurchased loans from residential agency sales and securitizations	$5,409	$1,588
Repurchased loans from residential nonagency sales	4,422	700
In connection with these transfers, the Company recorded servicing assets in the amount of $12,771 and $14,759 for the three months ended March 31, 2017 and 2016. All servicing assets are initially recorded at fair value using a Level 3 measurement technique. Refer to Note 7 for information relating to servicing activities and MSR and Note 11 for a description of the valuation process. Gains and losses on the transfers which qualified as sales are recorded in the condensed consolidated statements of income in gain on sale of loans. Gain on sale of loans includes changes in fair value related to fair value option loans, changes in fair value related to offsetting hedging positions and any valuation reserves related to held for sale loans which are carried at the lower of cost or market value.
The following is a summary of transfers of loans from held for investment to held for sale and transfers of loans from held for sale to held for investment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Loans Transferred from Held for Investment (LHFI) to Held for Sale (LHFS)	2017	2016
Residential mortgages	$—	$496,363
Government insured pool buyouts	512,755	425,204
Commercial and commercial real estate	—	170,408
Equipment financing receivables	11,586	72,172
Total transfers from LHFI to LHFS	$524,341	$1,164,147

Loans Transferred from LHFS to LHFI
Residential mortgages	$36,899	$26,155
Commercial and commercial real estate	—	28,753
Total transfers from LHFS to LHFI	$36,899	$54,908
When the Company has identified and has made a decision to sell a loan or set of loans which were not originated or acquired with the intent to sell, the Company will transfer the loan from HFI to HFS at the lower of cost or market value. The Company will transfer loans from HFS to HFI when it no longer has the intent to sell the loans within the foreseeable future. Loans transferred from HFS to HFI are transferred at the lower of cost or market. Loan transfers from LHFS to LHFI and transfers from LHFI to LHFS represent noncash activities within the operating and investing sections of the statement of cash flows.

5.  Loans and Leases Held for Investment, Net
Loans and leases held for investment as of March 31, 2017 and December 31, 2016 are comprised of the following:

	March 31, 2017	December 31, 2016
Residential mortgages	$12,016,481	$11,813,678
Commercial and commercial real estate	7,549,266	7,938,862
Equipment financing receivables	2,562,188	2,560,105
Home equity lines and other	1,273,057	1,244,332
Total loans and leases held for investment, net of unearned income	23,400,992	23,556,977
Allowance for loan and lease losses	(95,158)	(103,304)
Total loans and leases held for investment, net	$23,305,834	$23,453,673
As of March 31, 2017 and December 31, 2016, the carrying values presented above include net purchased loan and lease discounts and net deferred loan and lease origination costs as follows:

	March 31, 2017	December 31, 2016
Net purchased loan and lease discounts	$110,650	$104,558
Net deferred loan and lease origination costs	124,547	123,484
During the three months ended March 31, 2017 and 2016, unpaid principal balance (UPB) for significant third-party purchases of loans that impacted the Company's LHFI portfolio are as follows:

	March 31, 2017	March 31, 2016
Residential mortgages(1)	$1,195,783	$1,052,548
Commercial credit facilities	23,779	101,831
Home equity lines of credit	—	256,926
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
Acquisition date details of loans and leases acquired with evidence of credit deterioration during the three months ended March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
Contractual payments receivable for acquired loans and leases at acquisition	$1,957,754	$1,662,326
Expected cash flows for acquired loans and leases at acquisition	1,242,351	1,041,310
Basis in acquired loans and leases at acquisition	1,155,248	976,540
Information pertaining to the ACI portfolio as of March 31, 2017 and December 31, 2016 is as follows:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2017
Carrying value, net of allowance	$4,757,470	$46,177	$4,803,647
Outstanding unpaid principal balance	4,861,934	50,548	4,912,482
Allowance for loan and lease losses, beginning of period	8,769	35	8,804
Allowance for loan and lease losses, end of period	7,915	11	7,926
December 31, 2016
Carrying value, net of allowance	$4,490,453	$52,021	$4,542,474
Outstanding unpaid principal balance	4,590,807	56,746	4,647,553
Allowance for loan and lease losses, beginning of year	7,031	346	7,377
Allowance for loan and lease losses, end of year	8,769	35	8,804
The Company recorded reductions of provision for loan loss of $878 and $203 for the ACI portfolio for the three months ended March 31, 2017 and 2016, respectively. The adjustments to provision are the result of changes in expected cash flows on ACI loans.

The following is a summary of the accretable yield activity for the ACI loans during the three months ended March 31, 2017 and 2016:

	Residential	Commercial and Commercial Real Estate	Total
March 31, 2017
Balance, beginning of period	$340,148	$21,193	$361,341
Additions	87,103	—	87,103
Accretion	(61,054)	(1,230)	(62,284)
Reclassifications to (from) accretable yield	1,604	(441)	1,163
Balance, end of period	$367,801	$19,522	$387,323
March 31, 2016
Balance, beginning of period	$252,841	$43,690	$296,531
Additions	64,770	—	64,770
Accretion	(45,000)	(2,043)	(47,043)
Reclassifications to (from) accretable yield	(4,179)	(1,581)	(5,760)
Transfer from loans held for investment to loans held for sale	—	(3,304)	(3,304)
Balance, end of period	$268,432	$36,762	$305,194
6.  Allowance for Loan and Lease Losses
Changes in the allowance for loan and lease losses for the three months ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31, 2017	Residential Mortgages	Commercial and Commercial Real Estate	Equipment Financing Receivables	Home Equity Lines and Other	Total
Balance, beginning of period	$28,764	$47,941	$19,895	$6,704	$103,304
Provision for loan and lease losses	123	11,338	4,222	(3)	15,680
Charge-offs	(1,058)	(19,999)	(3,525)	(331)	(24,913)
Recoveries	150	314	464	159	1,087
Balance, end of period	$27,979	$39,594	$21,056	$6,529	$95,158
Three Months Ended March 31, 2016
Balance, beginning of period	$26,951	$34,875	$12,187	$4,124	$78,137
Provision for loan and lease losses	2,971	1,891	3,694	363	8,919
Charge-offs	(1,845)	(69)	(2,564)	(219)	(4,697)
Recoveries	232	77	737	80	1,126
Balance, end of period	$28,309	$36,774	$14,054	$4,348	$83,485

The following tables provide a breakdown of the allowance for loan and lease losses and the recorded investment in loans and leases based on the method for determining the allowance as of March 31, 2017 and December 31, 2016:

March 31, 2017	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$2,239	$17,825	$7,915	$27,979
Commercial and commercial real estate	13,005	26,578	11	39,594
Equipment financing receivables	3,333	17,723	—	21,056
Home equity lines and other	—	6,529	—	6,529
Total allowance for loan and lease losses	$18,577	$68,655	$7,926	$95,158
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$19,136	$7,231,960	$4,765,385	$12,016,481
Commercial and commercial real estate	84,626	7,418,452	46,188	7,549,266
Equipment financing receivables	25,363	2,536,825	—	2,562,188
Home equity lines and other	—	1,273,057	—	1,273,057
Total loans and leases held for investment	$129,125	$18,460,294	$4,811,573	$23,400,992

December 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Allowance for Loan and Lease Losses
Residential mortgages	$1,921	$18,074	$8,769	$28,764
Commercial and commercial real estate	21,696	26,210	35	47,941
Equipment financing receivables	1,032	18,863	—	19,895
Home equity lines and other	—	6,704	—	6,704
Total allowance for loan and lease losses	$24,649	$69,851	$8,804	$103,304
Loans and Leases Held for Investment at Recorded Investment
Residential mortgages	$17,112	$7,297,344	$4,499,222	$11,813,678
Commercial and commercial real estate	105,803	7,781,003	52,056	7,938,862
Equipment financing receivables	19,111	2,540,994	—	2,560,105
Home equity lines and other	—	1,244,332	—	1,244,332
Total loans and leases held for investment	$142,026	$18,863,673	$4,551,278	$23,556,977
The Company uses a risk grading matrix to monitor credit quality for commercial and commercial real estate loans. Risk grades are continuously monitored and updated by credit administration personnel based on current information and events. The Company monitors the credit quality of all other loan types based on performing status.

The following tables present the recorded investment for loans and leases by credit quality indicator as of March 31, 2017 and December 31, 2016:

		Non-performing
	Performing	Accrual	Nonaccrual	Total
March 31, 2017
Residential mortgages:
Residential (1)	$6,482,999	$—	$31,621	$6,514,620
Government insured pool buyouts (2) (3)	5,281,708	220,153	—	5,501,861
Equipment financing receivables	2,521,219	—	40,969	2,562,188
Home equity lines and other	1,266,801	—	6,256	1,273,057
Total	$15,552,727	$220,153	$78,846	$15,851,726

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial and commercial real estate:
Commercial real estate	$3,464,894	$14,537	$87,814	$—	$3,567,245
Mortgage warehouse finance	2,121,810	—	—	—	2,121,810
Lender finance	1,640,250	—	—	—	1,640,250
Other commercial finance	205,597	8,291	6,073	—	219,961
Total commercial and commercial real estate	$7,432,551	$22,828	$93,887	$—	$7,549,266

		Non-performing
	Performing	Accrual	Nonaccrual	Total
December 31, 2016
Residential mortgages:
Residential (1)	$6,531,912	$—	$32,214	$6,564,126
Government insured pool buyouts (2) (3)	5,022,454	227,098	—	5,249,552
Equipment financing receivables	2,518,964	—	41,141	2,560,105
Home equity lines and other	1,237,249	—	7,083	1,244,332
Total	$15,310,579	$227,098	$80,438	$15,618,115

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial and commercial real estate:
Commercial real estate	$3,410,406	$18,247	$113,275	$—	$3,541,928
Mortgage warehouse finance	2,592,799	—	—	—	2,592,799
Lender finance	1,589,554	—	—	—	1,589,554
Other commercial finance	208,467	6,114	—	—	214,581
Total commercial and commercial real estate	$7,801,226	$24,361	$113,275	$—	$7,938,862

(1)	For the periods ended March 31, 2017 and December 31, 2016, performing residential mortgages included $2,705 and $3,437, respectively, of ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended March 31, 2017 and December 31, 2016, performing government insured pool buyouts included $3,708,111 and $3,498,061, respectively, of ACI loans 90 days or greater past due and still accruing.

(3)
Non-performing government insured pool buyouts represent loans that are 90 days or greater past due but remain on accrual status as the interest earned is insured and thus collectible from the insuring governmental agency.

The following tables present an aging analysis of the recorded investment for loans and leases by class as of March 31, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Held for Investment Excluding ACI
March 31, 2017
Residential mortgages:
Residential	$8,328	$5,390	$31,621	$45,339	$6,437,458	$6,482,797
Government insured pool buyouts (1)	29,617	21,528	220,153	271,298	497,001	768,299
Commercial and commercial real estate:
Commercial real estate	3,990	—	2,803	6,793	3,514,264	3,521,057
Mortgage warehouse finance	—	—	—	—	2,121,810	2,121,810
Lender finance	—	—	—	—	1,640,250	1,640,250
Other commercial finance	—	—	—	—	219,961	219,961
Equipment financing receivables	11,456	11,012	9,351	31,819	2,530,369	2,562,188
Home equity lines and other	2,991	940	6,256	10,187	1,262,870	1,273,057
Total loans and leases held for investment	$56,382	$38,870	$270,184	$365,436	$18,223,983	$18,589,419

December 31, 2016
Residential mortgages:
Residential	$8,208	$6,379	$32,214	$46,801	$6,484,372	$6,531,173
Government insured pool buyouts (1)	37,064	19,346	227,098	283,508	499,775	783,283
Commercial and commercial real estate:
Commercial real estate	26,376	—	13,204	39,580	3,450,292	3,489,872
Mortgage warehouse finance	—	—	—	—	2,592,799	2,592,799
Lender finance	—	—	—	—	1,589,554	1,589,554
Other commercial finance	—	—	—	—	214,581	214,581
Equipment financing receivables	23,838	10,796	5,197	39,831	2,520,274	2,560,105
Home equity lines and other	1,754	1,984	7,083	10,821	1,233,511	1,244,332
Total loans and leases held for investment	$97,240	$38,505	$284,796	$420,541	$18,585,158	$19,005,699

(1)	Government insured pool buyouts remain on accrual status after 89 days as the interest earned is insured and thus collectible from the insuring governmental agency.
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
As the allowable time frame for initiating the loan foreclosure process varies by jurisdiction, the Company has determined, for purposes of disclosure, that loans collateralized by residential real estate are considered to be in the process of foreclosure once they are 120 days or more past due. At March 31, 2017 and December 31, 2016, the Company had loans collateralized by residential real estate with carrying values of $3,800,017 and $3,606,926, respectively, that were 120 days or more past due and therefore considered to be in the foreclosure process. Of the residential loans that were 120 days or more past due, $3,766,827 and $3,571,405 represented loans that were government insured at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017 and December 31, 2016, the Company had foreclosure claims receivable of $543,391 and $527,848, net of valuation allowances of $13,864 and $14,722, respectively.  At March 31, 2017 and December 31, 2016, the Company had residential other real estate owned of $27,425 and $18,988, net of valuation allowances of $419 and $566, respectively. Of the residential other real estate owned, $23,382 and $14,125, respectively, were government insured at March 31, 2017 and December 31, 2016.

Impaired Loans — Impaired loans include loans identified as troubled loans as a result of a borrower’s financial difficulties and other loans on which the accrual of interest income is suspended. The Company continues to collect payments on certain impaired loan balances on which accrual is suspended.
The following tables present the UPB, the recorded investment and the related allowance for impaired loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
With a related allowance recorded:
Residential	$11,100	$10,089	$2,239	$10,845	$9,831	$1,921
Commercial real estate	48,019	36,996	13,005	73,866	66,749	21,696
Equipment financing receivables	4,482	4,482	699	3,144	3,144	1,032
Total impaired loans with an allowance recorded	$63,601	$51,567	$15,943	$87,855	$79,724	$24,649

Without a related allowance recorded:
Residential	$10,168	$9,047		$8,331	$7,281
Commercial real estate	63,457	47,630		41,852	39,054
Equipment finance receivables	14,295	14,295		15,967	15,967
Total impaired loans without an allowance recorded	$87,920	$70,972		$66,150	$62,302

(1)	The primary difference between the UPB and recorded investment represents charge-offs previously taken.
The following table presents the average investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
With and without a related allowance recorded:
Residential	$18,124	$144	$17,617	$124
Commercial real estate	95,215	52	77,927	126
Equipment financing receivables	18,944	—	9,205	3
Total impaired loans	$132,283	$196	$104,749	$253
The following table presents the recorded investment for loans and leases on nonaccrual status by class and loans 90 days and greater past due and still accruing as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Nonaccrual Status	90 Days and Greater Past Due and Accruing	Nonaccrual Status	90 Days and Greater Past Due and Accruing
Residential mortgages:
Residential (1)	$31,621	$—	$32,214	$—
Government insured pool buyouts (2) (3)	—	220,153	—	227,098
Commercial real estate	79,165	—	102,255	—
Equipment financing receivables	40,969	—	41,141	—
Home equity lines and other	6,256	—	7,083	—
Total non-performing loans and leases	$158,011	$220,153	$182,693	$227,098

(1)
For the periods ended March 31, 2017 and December 31, 2016, the Company has excluded from the preceding table $2,705 and $3,437, respectively, of performing residential ACI loans 90 days or greater past due and still accruing.

(2)
For the periods ended March 31, 2017 and December 31, 2016, the Company has excluded from the preceding table $3,708,111 and $3,498,061, respectively, of performing government insured pool buyout ACI loans 90 days or greater past due and still accruing.

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
The following is a summary of information relating to modifications considered to be TDRs for the three months ended March 31, 2017 and 2016 that remain TDRs as of the respective balance sheet dates:

	Three Months Ended March 31, 2017
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Loan Type:
Residential	3	$1,294	$1,293
Commercial real estate	2	33,597	26,653
Total	5	$34,891	$27,946

	Three Months Ended March 31, 2016
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
Loan Type:
Residential	3	$457	$457
Commercial real estate	1	2,431	2,531
Total	4	$2,888	$2,988
At March 31, 2017 and 2016, the Company included as TDRs 65 and 65 loans in Chapter 7 bankruptcy, respectively, with net recorded investments of $4,939 and $3,181, respectively, in accordance with guidance published by the OCC during the third quarter 2012. As no contractual change to principal or interest was made by the Company on these loans, Chapter 7 bankruptcy loans have been excluded from the modification summaries above.
A loan is considered to re-default when it is 30 days past due. The number of contracts and recorded investments of loans that were modified during the 12 months preceding March 31, 2017 that subsequently defaulted during the three months ended March 31, 2017 are as follows:

	Three Months Ended March 31, 2017
	Number of Contracts	Recorded Investment
Loan Type:
Residential	2	$385

	Three Months Ended March 31, 2016
	Number of Contracts	Recorded Investment
Loan Type:
Residential	1	$290

The recorded investments of TDRs as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Loan Type:
Residential mortgages	$19,136	$17,112
Commercial real estate	29,828	4,800
Equipment financing receivables	7,656	8,344
Total recorded investment of TDRs	$56,620	$30,256
Accrual Status:
Current	$13,616	$11,575
30-89 days past-due accruing	1,844	2,543
Nonaccrual	41,160	16,138
Total recorded investment of TDRs	$56,620	$30,256
TDRs classified as impaired loans	$56,620	$30,256
Valuation allowance on TDRs	$9,971	$2,416
7.  Servicing Activities and Mortgage Servicing Rights
A summary of MSR activities for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$273,941	$335,280
Originated servicing rights capitalized upon sale of loans	12,771	14,759
Amortization	(15,505)	(14,731)
Decrease (increase) in valuation allowance	22,644	(22,542)
Other	(125)	(95)
Balance, end of period	$293,726	$312,671
Valuation allowance:
Balance, beginning of period	$73,170	$11,778
Increase in valuation allowance	—	22,542
Recoveries	(22,644)	—
Balance, end of period	$50,526	$34,320
Components of loan servicing fee income, which includes servicing fees related to sales and securitizations, for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
	2017	2016
Contractually specified servicing fees, net	$20,573	$20,413
Other ancillary fees	1,694	1,912
Other	641	1,116
Total	$22,908	$23,441
For loans securitized and sold with servicing retained during the three months ended March 31, 2017 and 2016, management used the following assumptions to determine the fair value of its residential MSR at the date of securitization:

	Three Months Ended March 31, 2017
Average discount rates	9.57%	—	9.70%
Expected prepayment speeds	7.58%	—	10.29%
Weighted-average life in years	6.54	—	8.23

	Three Months Ended March 31, 2016
Average discount rates	9.59%	—	9.92%
Expected prepayment speeds	10.06%	—	10.55%
Weighted-average life in years	6.88	—	7.11

At March 31, 2017 and December 31, 2016, the Company estimated the fair value of its residential MSR to be approximately $293,995 and $275,602, respectively. The carrying value of its residential MSR was $293,726 and $273,941 at March 31, 2017 and December 31, 2016, respectively. The UPB below excludes $8,755,000 and $8,779,000 at March 31, 2017 and December 31, 2016, respectively, for residential loans with no related MSR basis. The MSR portfolio was valued using internally developed estimated cash flows with certain unobservable inputs, leading to a Level 3 fair value asset. For more information on the fair value of the Company’s MSR portfolio see Note 11.
The characteristics used in estimating the fair value of the residential MSR portfolio at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Unpaid principal balance	$30,382,000	$30,359,000
Weighted-average discount rate (1)	9.70%	9.69%
Gross weighted-average coupon	4.14%	4.17%
Weighted-average servicing fee	0.27%	0.27%
Expected prepayment speed (2)	13.02%	13.90%

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

The Company performed a sensitivity analysis on the residential MSR portfolio as of March 31, 2017 and December 31, 2016. The sensitivity analysis included hypothetical adverse changes of 10% and 20% to the weighted-average of certain key assumptions. The negative impact of each change is presented below.

	March 31, 2017	December 31, 2016
Prepayment Rate
10% adverse rate change	$12,752	$13,472
20% adverse rate change	24,628	25,973
Discount Rate
10% adverse rate change	$10,102	$9,215
20% adverse rate change	19,551	17,840
In the previous table, the effect of a variation in a specific assumption on the fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the change in the fair value of the Company’s residential mortgage servicing rights is usually not linear. The effect of changing one key assumption will likely result in changes to another key assumption which could impact the sensitivities.
8.  Income Taxes
For the three months ended March 31, 2017 and 2016 the Company's effective income tax rate was 36.6% and 38.2%, respectively. The effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes for both periods.
9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net income	$38,537	$27,924
Less dividends on preferred stock	(2,531)	(2,531)
Net income allocated to common shareholders	$36,006	$25,393
(Units in Thousands)
Average common shares outstanding	127,483	125,125
Common share equivalents:
Stock options	1,601	535
Nonvested stock	771	385
Average common shares outstanding, assuming dilution	129,855	126,045
Basic earnings per share	$0.28	$0.20
Diluted earnings per share	$0.28	$0.20

Certain securities were antidilutive and were therefore excluded from the calculation of diluted earnings per share. Common shares attributed to these antidilutive securities had these securities been exercised or converted as of March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Stock Options	775,309	5,890,291
10.  Derivative Financial Instruments
The fair values of derivative financial instruments are reported in other assets, accounts payable, or accrued liabilities. The fair values are derived using the valuation techniques described in Note 11. The total notional or contractual amounts and fair values as of March 31, 2017 and December 31, 2016 were as follows:

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
March 31, 2017
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,210,000	$3,894	$6,979
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
Interest rate lock commitments (IRLCs)	834,379	11,005	906
Forward and optional forward sale commitments	2,785,260	58	21,810
Forward and optional forward purchase commitments	1,415,200	2,549	866
Interest rate swaps and futures	77,166	641	56
Foreign exchange contracts	497,779	3,041	2,880
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	119,925	5,487	—
Options embedded in client deposits	118,629	—	5,417
Indemnification asset	410,948	29,313	—
Total freestanding derivatives		52,094	31,935
Netting and cash collateral adjustments (1)		(15,952)	(22,269)
Total derivatives		$40,036	$16,645

		Fair Value
	Notional Amount	Asset Derivatives	Liability Derivatives
December 31, 2016
Qualifying hedge contracts accounted for under ASC 815, Derivatives and Hedging
Cash flow hedges:
Forward interest rate swaps	$1,210,000	$3,430	$37,337
Derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging
Freestanding derivatives:
IRLCs	920,588	11,756	3,776
Forward and optional forward sale commitments	2,950,325	6,886	6,799
Forward and optional forward purchase commitments	1,525,000	12,206	4,640
Interest rate swaps and futures	1,173,379	517	2,282
Foreign exchange contracts	494,570	3,661	6,250
Foreign currency, commodity, metals and U.S. Treasury yield indexed options	119,925	4,339	—
Options embedded in client deposits	118,711	—	4,286
Indemnification asset	371,577	27,169	—
Total freestanding derivatives		66,534	28,033
Netting and cash collateral adjustments (1)		(17,359)	(52,331)
Total derivatives		$52,605	$13,039

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions as well as cash collateral and related accrued interest held or placed with the same counterparties. Amounts as of March 31, 2017 and December 31, 2016 include derivative positions netted totaling $9,842 and $15,934, respectively.

Cash Flow Hedges
As of March 31, 2017, AOCI included $17,089 of deferred pre-tax net losses expected to be reclassified into earnings during the next 12 months for derivative instruments designated as cash flow hedges for forecasted transactions. The Company is hedging its exposure to the variability of future cash flows for forecasted transactions of fixed-rate debt for a maximum of 18 years.
 Freestanding Derivatives
The following table shows the net gains and losses recognized for the three months ended March 31, 2017 and 2016 in the consolidated statements of income related to derivatives not designated as hedging instruments under ASC 815, Derivatives and Hedging. These gains and losses are recognized in noninterest income.

	Three Months Ended March 31,
	2017	2016
Freestanding derivatives
Gains (losses) on interest rate contracts (1)	$(15,004)	$(31,712)
Gains (losses) on foreign exchange forward contracts (2)	13,924	23,728
Other	10	3

(1)	Interest rate contracts include interest rate lock commitments, forward and optional forward purchase and sales commitments, interest rate swaps and futures.

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
Credit Risk Contingent Features
Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when derivatives are in a net liability position. The provisions generally are dependent upon the Company’s credit rating as reported by certain major credit rating agencies or dollar amounts in a liability position at any given time which exceed specified thresholds, as indicated in the relevant contracts. In these circumstances, the counterparties could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features in a net liability position prior to netting on March 31, 2017 and December 31, 2016 was $25,628 and $54,549, respectively. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2017 and December 31, 2016, $12,427 and $36,397, respectively, in collateral was netted against liability derivative positions subject to master netting agreements. As of March 31, 2017 and December 31, 2016, $33,410 and $56,758, respectively, of cash collateral was posted for derivatives with credit risk contingent features. Investment securities with a fair value of $31,908 and $31,867 were posted as collateral for derivatives with credit contingent features but were ineligible for collateral netting at March 31, 2017 and December 31, 2016.
Counterparty Credit Risk
The Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected. If the counterparty fails to perform, counterparty credit risk equals the amount reported as derivative assets in the balance sheet. The amounts reported as derivative assets are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. The Company minimizes this risk through obtaining credit approvals, monitoring credit limits, monitoring procedures, and executing master netting arrangements and obtaining collateral, where appropriate. The Company offsets derivative instruments against the rights to reclaim cash collateral or the obligations to return cash collateral in the balance sheet. As of March 31, 2017 and December 31, 2016, $6,109 and $1,425, respectively, in collateral was netted against asset derivative positions subject to master netting agreements. As of March 31, 2017 and December 31, 2016, the Company held $6,530 and $1,766, respectively, in collateral from its counterparties. Counterparty credit risk related to derivatives is considered in determining fair value.
11.  Fair Value Measurements
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

Recurring Fair Value Measurements
As of March 31, 2017 and December 31, 2016, assets and liabilities measured at fair value on a recurring basis, including certain loans held for sale and certain other assets or other liabilities for which the Company has elected the fair value option, are as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Netting	Total
March 31, 2017
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—	$414,155	$—		$414,155
U.S. Treasury securities	31,908	—	—		31,908
Asset-backed securities	—	1,121	—		1,121
Other	263	146	—		409
Total available for sale securities	32,171	415,422	—		447,593
Loans held for sale	—	448,697	940,656		1,389,353
Other assets (1)	—	—	578		578
Derivative financial instruments:
Derivative assets (Note 12)	938	15,194	39,856	(15,952)	40,036
Derivative liabilities (Note 12)	859	37,149	906	(22,269)	16,645

	Fair Value Measurements
	Level 1		Level 2	Level 3	Netting	Total
December 31, 2016
Financial assets:
Available for sale securities:
Residential CMO securities - nonagency	$—		$452,418	$—		$452,418
U.S. Treasury securities	31,867		—	—		31,867
Asset-backed securities	—		1,165	—		1,165
Other	231		155	—		386
Total available for sale securities	32,098		453,738	—		485,836
Loans held for sale	—		622,182	649,711		1,271,893
Other assets (1)	—		—	212		212
Derivative financial instruments:
Derivative assets (Note 12)	—	(2)	31,526	38,438	(17,359)	52,605
Derivative liabilities (Note 12)	—		61,594	3,776	(52,331)	13,039

(1)
Other assets represent the net position of extended written loan commitments for which the Company has elected the fair value option of accounting. As of March 31, 2017 and December 31, 2016, the Company had outstanding commitments of $51,490 and $58,157, respectively, related to these extended loan commitments.

(2)
Level 1 derivative assets include interest rate swap futures. These futures are settled on a daily basis between the counterparty and the Company, resulting in the Company holding an outstanding notional balance and a zero derivative balance. See Note 10 for additional information regarding the interest rate swap futures.

Changes in assets and liabilities measured at Level 3 fair value on a recurring basis for the three months ended March 31, 2017 and 2016 are as follows:

	Loans Held for Sale (1)	Other Assets / (Liabilities) (1)	Freestanding Derivatives, net (1)
Three Months Ended March 31, 2017
Balance, beginning of period	$649,711	$212	$34,662
Purchases	—	—	9,457
Issuances	481,311	572	18,814
Sales	(184,584)	—	—
Settlements	(5,864)	(453)	(15,869)
Gains (losses) included in earnings for the period	82	247	(8,114)
Balance, end of period	$940,656	$578	$38,950
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2017	$1,124	$524	$4,667

Three Months Ended March 31, 2016
Balance, beginning of period	$683,015	$(336)	$7,394
Issuances	202,199	325	25,033
Sales	(499,400)	—	—
Settlements	(49,000)	(245)	(24,453)
Gains (losses) included in earnings for the period	14,396	383	10,166
Balance, end of period	$351,210	$127	$18,140
Change in unrealized net gains (losses) included in net income related to assets and liabilities still held as of March 31, 2016	$6,409	$168	$17,671

(1)	Net realized and unrealized gains (losses) on loans held for sale, extended written loan commitments and IRLCs are included in gain on sale of loans.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2017				Min.		Max.	Weighted Avg.
Loans held for sale	$940,656	Discounted cash flow	Cost of funds	2.39%	-	3.16%	2.99%
			Prepayment rate	4.80%	-	24.51%	8.34%
			Default rate	0.00%	-	2.39%	0.29%
			Weighted average life (in years)	3.33	-	10.60	8.22
			Cumulative loss	0.00%	-	0.38%	0.03%
			Loss severity	1.64%	-	23.55%	9.84%
Other assets	578	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	76.75%	(1)
Indemnification assets	28,851	Discounted cash flow	Discount rate	5.43%	-	21.45%	8.53%
			Loss severity	5.01%	-	23.80%	8.73%	(2)
IRLCs, net	10,099	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	81.70%	(1)
December 31, 2016
Loans held for sale	$649,711	Discounted cash flow	Cost of funds	2.34%	-	3.16%	3.00%
			Prepayment rate	4.61%	-	25.06%	7.41%
			Default rate	0.00%	-	2.57%	0.32%
			Weighted average life (in years)	3.26	-	10.65	8.72
			Cumulative loss	0.00%	-	0.43%	0.04%
			Loss severity	1.60%	-	22.83%	9.43%
Other assets	212	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	71.11%	(1)
Indemnification assets	26,682	Discounted cash flow	Discount rate	5.43%	-	7.02%	6.41%
			Loss severity	4.40%	-	19.66%	8.80%	(2)
IRLCs, net	7,980	Discounted cash flow	Loan closing ratio	1.00%	-	99.00%	80.03%	(1)

(1)
The range represents the highest and lowest loan closing rates used in the valuation process. The range includes the closing ratio for rate locks unclosed at the end of the period, as well as the closing ratio for loans which have settled during the period.

(2)	The range represents the highest and lowest values for all asset pools that are used in the valuation process.
Loans Held for Sale Accounted for under the Fair Value Option
The following table presents information on loans held for sale reported under the fair value option at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Fair value carrying amount	$1,389,353	$1,271,893
Aggregate unpaid principal balance	1,360,959	1,261,650
Fair value carrying amount less aggregate unpaid principal	$28,394	$10,243
There were $139 and $140 of loans recorded under the fair value option that were 90 days or more past due and on nonaccrual status at March 31, 2017 or December 31, 2016, respectively.
Differences between the fair value carrying amount and the aggregate UPB include changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding.
The net gains from initial measurement of loans accounted for under the fair value option and subsequent changes in fair value for loans outstanding was $19,908 and $33,319 for the three months ended March 31, 2017 and 2016, respectively, and are included in gain on sale of loans. These amounts exclude the impact from offsetting hedging arrangements which are also included in gain on sale of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.
The Company has elected the fair value option for extended written loan commitments to originate residential mortgage loans in the Company’s held for investment portfolio. The Company economically hedges these extended loan commitments with MBS options designed to protect against potential changes in fair value. Due to the longer duration that these loan commitments are present on the balance sheet and due to the burden of complying with the requirements of hedge accounting, the Company has elected the fair value option of accounting for these instruments. The Company has not elected the fair value option for loan commitments to originate residential mortgage loans held for investment with lock terms less than 61 days. The net gains from initial measurement of extended written loan commitments accounted for under the fair value option and subsequent changes in fair value for those outstanding commitments was $524 and $168 for the three months ended March 31, 2017 and 2016, respectively and are included in gain on sales of loans in the condensed consolidated statements of income. An immaterial portion of the change in fair value was attributable to changes in instrument-specific credit risk.

Non-recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or market value or from impairment of individual assets. Gains and losses disclosed below represent changes in fair value recognized during the reporting period. The change in the MSR value represents a change due to impairment or recoveries on previous write downs. The carrying value of assets measured at fair value on a non-recurring basis and held at March 31, 2017 and December 31, 2016 and related changes in fair value are as follows:

	Level 1	Level 2	Level 3	Total	Loss (Gain) Due to Change in Fair Value
March 31, 2017
Collateral-dependent loans (1)	$—	$—	$32,576	$32,576	$12,192
Other real estate owned (1) (2)	—	—	5,797	5,797	1,058
Mortgage servicing rights(3)	—	—	280,508	280,508	(22,644)
December 31, 2016
Collateral-dependent loans (1)	$—	$—	$101,006	$101,006	$22,153
Other real estate owned (1) (2)	—	—	7,847	7,847	969
Mortgage servicing rights (3)	—	—	260,054	260,054	61,392
Loans held for sale	—	—	40,696	40,696	619

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

Level 3 Fair Value Measurement	Fair Value	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
March 31, 2017				Min.		Max.	Weighted Avg.
Collateral-dependent loans	$32,576	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Other real estate owned	5,797	Appraisal value	Appraised value	NM	-	NM	N/A	(1)
Mortgage servicing rights	280,508	Discounted cash flow	Prepayment speed	9.77%	-	15.05%	11.72%	(2)
			Discount rate	9.47%	-	9.74%	9.63%	(3)
December 31, 2016
Collateral-dependent loans	$101,006	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Other real estate owned	7,847	Appraisal value	Appraisal value	NM	-	NM	N/A	(1)
Mortgage servicing rights	260,054	Discounted cash flow	Prepayment speed	10.18%	-	16.14%	13.08%	(2)
			Discount rate	9.46%	-	9.73%	9.62%	(3)
Loans held for sale	40,696	Discounted cash flow	Cost of funds	3.95%	-	4.21%	4.17%
			Prepayment rate	5.73%	-	6.01%	5.89%
			Default rate	3.48%	-	4.80%	3.75%
			Weighted average life (in years)	3.44	-	5.35	5.06
			Cumulative loss	0.03%	-	0.05%	0.05%
			Loss severity	0.25%	-	0.25%	0.25%

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

Disclosures about Fair Value of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016. This table excludes financial instruments with short-term or no stated maturity, prevailing market rates and limited credit risk, and where carrying amounts approximate fair value. For financial assets such as cash and due from banks, interest-bearing deposits in banks, FHLB restricted stock, and other investments, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Financial assets:
Investment securities:
Held to maturity	$92,472	$93,403	$—	$93,403	$—
Loans held for sale (1)	50,761	50,761	—	—	50,761
Loans held for investment (2)	21,199,711	21,004,041	—	—	21,004,041
Financial liabilities:
Time deposits	$7,258,613	$7,265,764	$—	$7,265,764	$—
Other borrowings	5,756,000	5,763,807	—	5,763,807	—
Trust preferred securities and subordinated notes payable	360,378	359,203	—	276,386	82,817
December 31, 2016
Financial assets:
Investment securities:
Held to maturity	$89,457	$90,038	$—	$90,038	$—
Loans held for sale (1)	171,370	171,428	—	—	171,428
Loans held for investment (2)	21,389,229	21,358,990	—	—	21,358,990
Financial liabilities:
Time deposits	$7,193,221	$7,206,514	$—	$7,206,514	$—
Other borrowings	5,506,000	5,518,081	—	5,518,081	—
Trust preferred securities and subordinated notes payable	360,278	350,064	—	267,643	82,421

(1)	The carrying value of loans held for sale excludes $1,389,353 and $1,271,893 in loans measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively.

(2)
The carrying value of loans held for investment is net of the allowance for loan loss of $74,102 and $83,409 as of March 31, 2017 and December 31, 2016, respectively. In addition, the carrying values exclude $2,106,123 and $2,064,444 of lease financing receivables, net of allowance for lease loss, within the equipment financing receivables portfolio as of March 31, 2017 and December 31, 2016, respectively.

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
When the level and volume of trading activity for certain securities has significantly declined and/or when the Company believes that third party pricing may be based in part on forced liquidations or distressed sales, the Company will perform additional analysis. The Company analyzes each security for the appropriate valuation methodology based on a combination of the market approach reflecting third party pricing information and a discounted cash flow or income approach. In calculating the fair value derived from the income approach, the Company makes certain significant assumptions in addition to those discussed above related to the liquidity risk premium, specific non-performance and default experience in the collateral underlying the security. The values resulting from the market and income approaches are weighted to derive the final fair value for each security trading in an inactive or distressed market. As of March 31, 2017 and December 31, 2016, management did not make any adjustments to the prices provided by the third party pricing service as a result of illiquid or inactive markets.
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

Fair values for conforming and non-conforming residential mortgage loans and commercial and commercial real estate loans carried at lower of cost or market are derived from models using characteristics of the loans including product type, pricing features, underlying collateral and loan maturity dates and economic assumptions including prepayment estimates, discount rates and estimated credit losses for loans for which a majority of the significant assumptions are observable in the market. The Company estimates the fair value of these loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these loans held for sale are held between our internal valuation specialists and executive and business unit management to understand the key assumptions used in arriving at the final estimates. As such these loans are therefore classified within Level 3 of the valuation hierarchy. Significant increases (decreases) in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.
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
Interest Rate Swaps, Forward Interest Rate Swaps, and Interest Rate Swap Futures — The fair value of interest rate swaps and forward interest rate swaps is determined by a third party using a derivative valuation model. The inputs used in the valuation model are based on contract terms which primarily include start and end swap dates, swap coupon, interest rate curve and notional amounts, and other standard methodologies which are obtained from similar instruments in active markets and, therefore, are classified within Level 2 of the valuation hierarchy. See Note 10 for additional information on cash flow hedges.
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
The fair value of U.S. Treasury Note Future Options are valued using quoted market prices from active trades for identical instruments. As such, these assets are classified within Level 1 of the valuation hierarchy.
Foreign Exchange Contracts —Fair values of foreign exchange contracts are based on quoted prices for each foreign currency at the balance sheet date. The quoted prices are for similar instruments in an active market and are therefore, these contracts are classified within Level 2 of the valuation hierarchy.
Options and Options Embedded in Client Deposits—For options and options embedded in client deposits, the fair value is determined by obtaining market or dealer quotes for instruments with similar characteristics in active markets and therefore both options and options embedded in client deposits are classified within Level 2 of the valuation hierarchy.
Indemnification Asset—To determine the fair value of the indemnification asset the Company uses a cash flow model to project cash flows for GNMA pool buyouts with and without recourse that are subjected to the indemnification agreement. The significant unobservable inputs used in the fair value measurement of the indemnification asset are the discount rate and loss severity. Significant increases (decreases) to the discount rate in isolation could result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) to the loss severity could result in a significantly higher (lower) fair value measurement. The discount is calculated as the risk free rate plus a credit spread which is based on corporate debt issued by the indemnifying parties. Loss severity is determined by analyzing the value of the underlying mortgaged asset, the probability of borrower default, the value of the underlying government (VA) guarantee among other factors discounted over the estimated life of the asset. As the Company calculates the fair value of the indemnification asset using unobservable inputs the Company classifies the indemnification asset within Level 3 of the valuation hierarchy. The Company’s portfolio management group is responsible for analyzing and updating the assumptions and cash flow model of the underlying loans on a quarterly basis, which includes corroboration with historical experience. Counterparty credit risk is taken into account when determining fair value.
See Note 10 for additional information on freestanding derivatives.
12.  Commitments and Contingencies
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

Unfunded credit extension commitments at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Commercial and commercial real estate (1)	$3,022,702	$2,652,441
Home equity lines of credit	508,290	506,375
Credit card lines of credit	25,905	25,810
Standby letters of credit	17,356	18,923
Total unfunded credit extension commitments	$3,574,253	$3,203,549

(1)	Of the outstanding unfunded commercial and commercial real estate commitments, $1,712,739 and $1,307,517 were cancellable by the Company at March 31, 2017 and December 31, 2016, respectively.
The Company enters into floating rate residential loan commitments to lend. There were $173,477 and $164,181 of these commitments outstanding as of March 31, 2017 and December 31, 2016, respectively.
The Company also has entered into commitments to lend related to loans in the origination pipeline. These commitments represent arrangements to lend funds or provide liquidity subject to specified contractual provisions.
The contractual amounts of the Company's commitments to lend in the held for investment origination pipeline at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Residential mortgage	$319,012	$154,093
Commercial and commercial real estate	509,205	698,559
Equipment financing receivables	323,209	287,210
Home equity lines of credit	63,690	36,207
Total commitments to lend in the pipeline	$1,215,116	$1,176,069
Standby letters of credit issued by third party entities are used to guarantee the Company's performance under various contracts. At March 31, 2017 and December 31, 2016, the Company had $158,732 and $158,732, respectively, in letters of credit outstanding.
EverBank periodically enters into forward-dated borrowing agreements with the FHLB to borrow funds at a fixed rate of interest. Prior to the funding date, EB has the right to terminate any of the advances subject to voluntary termination fees. The outstanding forward-dated agreements as of March 31, 2017 are as follows:

Agreement Date	Funding Date	Amount	Interest Rate	Maturity Date
June 2015	September 2017	$25,000	3.01%	September 2022
February 2017	September 2017	100,000	1.80%	September 2019
February 2017	September 2017	100,000	1.79%	October 2019
In the ordinary course of business, the Company enters into commitments to originate residential mortgage loans held for sale at interest rates determined prior to funding. Interest rate lock commitments for loans that the Company intends to sell are considered freestanding derivatives and are recorded at fair value. See Note 10 and Note 11 for information on interest rate lock commitments as they are not included in the table above. The Company has also elected the fair value option on extended written loan commitments to originate residential mortgage loans held for investment. See Note 11 for more information on these extended written loan commitments as they are included in the origination pipeline table above under the residential designation.
The Company also has an agreement with the Jacksonville Jaguars of the National Football League whereby the Company obtained the naming rights to the football stadium in Jacksonville, Florida. On July 3, 2014, the Company entered into an extension to the agreement for the naming rights and under the agreement, the Company is obligated to pay $35,433, in the aggregate, from January 1, 2017 through February 28, 2025. Under the agreement, the amount due in 2017 is $3,927, and the amount increases 3% each year through 2025.
Guarantees — The Company sells and securitizes conventional conforming and federally insured single-family residential mortgage loans predominantly to GSEs, such as Fannie Mae and Freddie Mac. The Company also sells residential mortgage loans, primarily those that do not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), through whole loan sales and securitizations to private non-GSE purchasers. In doing so, representations and warranties regarding certain attributes of the loans are made to the GSE or the third-party non-GSE purchasers. Subsequent to the sale, if it is determined that the loans sold are (1) with respect to the GSEs, in breach of these representations or warranties or (2) with respect to non-GSE purchasers, in material breach of these representations and warranties, the Company generally has an obligation to either: (a) repurchase the loan for the UPB, accrued interest and related advances, (b) indemnify the purchaser or (c) make the purchaser whole for the economic benefits of the loan. From 2010 through March 31, 2017, the Company originated, sold and securitized approximately $48,374,773 of mortgage loans to GSEs and private non-GSE purchasers.
In some cases, the Company also has an obligation to repurchase loans in the event of early payment default (EPD), which is typically triggered if a borrower does not make the first several payments due after the loan has been sold to an investor. Certain of the Company's private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products. However, the Company is subject to EPD provisions for certain non-conforming jumbo loan products.

The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company establishes reserves for estimated losses inherent in the Company’s origination and sale of mortgage loans. In estimating the accrued liability for loan repurchases, indemnifications and make-whole obligations, the Company estimates probable losses inherent in the population of all loans sold based on trends in claims requests and actual loss severities experienced. The liability includes accruals for probable contingent losses, an accrual for a noncontingent obligation to stand ready to perform over the term of the representations and warranties and an accrual for probable losses identified in the pipeline of repurchase, make-whole and indemnification requests. There is additional inherent uncertainty in the estimate because the Company historically sold a majority of loans servicing released prior to 2009 and currently does not have servicing performance metrics on a majority of those loans it originated and sold during that time period. The estimation process is designed to include amounts based on actual losses experienced from actual repurchase activity. The baseline for the repurchase reserve uses historical loss factors which are applied to those loans originated and sold by the Company. Loss factors, which are tracked by year of loss, are calculated using actual losses incurred on repurchase, indemnification or make-whole arrangements. Under this Level 3 technique, the historical loss factors experienced are accumulated for each sale vintage (year loan was sold) and are applied to more recent sale vintages to estimate inherent losses not yet realized. The Company’s estimated recourse related to these loans was $3,264 and $3,537 at March 31, 2017 and December 31, 2016, respectively, and is recorded in accounts payable and accrued liabilities. The Company incurred liabilities for new loan sales and securitizations of $381 and $544 for the three months ended March 31, 2017 and 2016, respectively. The liability is amortized, through a credit to earnings, as the Company is released from risk.
In the ordinary course of its loan servicing activities, the Company routinely initiates actions to foreclose real estate securing serviced loans. For certain serviced loans in which the Company does not own the underlying mortgage, there are provisions in which the Company is either obligated to fund foreclosure-related costs or to repurchase loans in default. Additionally, as servicer, the Company could be obligated to repurchase loans from or indemnify GSEs for loans originated by defunct originators. The outstanding principal balance on residential loans serviced for others at March 31, 2017 and December 31, 2016, was $30,382,000 and $30,359,000, respectively. The amount of estimated recourse recorded in accounts payable and accrued liabilities related to servicing activities at March 31, 2017 and December 31, 2016, was $141 and $141, respectively.
Federal Reserve Requirement — The Federal Reserve Board (FRB) requires certain institutions, including EB, to maintain cash reserves in the form of vault cash and average account balances with the Federal Reserve Bank. The reserve requirement is based on average deposits outstanding and was $216,557 and $79,917 at March 31, 2017 and December 31, 2016, respectively.
Legal Actions — On January 5, 2016, the Office of the Comptroller of the Currency (OCC) terminated EverBank’s consent order, including the remaining portions of the 2011 consent order as amended in 2013 and 2015, having determined that EverBank had satisfied the requirements of such order. In conjunction with the termination, EverBank was required by the OCC to pay $1,000 in civil money penalties pertaining to certain improper fees charged to borrowers during the timeframe the consent order had been in place. At March 31, 2017, EverBank has accrued approximately $1,877 for potential future payments to be made related to the consent order with the FRB. The Company’s consent order with the FRB relating to its oversight of mortgage foreclosure practices currently remains in place.
Proposed TIAA Merger — On August 7, 2016, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Teachers Insurance and Annuity Association of America (TIAA). Pursuant to the Merger Agreement, the Company will no longer operate as a publicly traded entity and will become a wholly-owned subsidiary of TIAA. Completion of this Merger remains subject to regulatory approval, and various customary closing conditions. The Company's stockholders approved the Merger Agreement and other Merger related proposals at a special meeting of stockholders held on November 9, 2016. Given the uncertain nature of change in control events, the accounting literature restricts accruals of items contingent upon execution of change in control events. As such, the broker fees contingent upon the successful completion of the Merger have not been accrued, which total $19,500. In addition, certain key employees have previously entered into employment agreements with the Company which require pay out in the event of a change of control and as a result the Company may be obligated to pay out if the Merger is completed.
13. Variable Interest Entities
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
Non-consolidated VIEs
The table below summarizes select information related to variable interests held by the Company at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Non-consolidated VIEs	Total Assets	Maximum Exposure	Total Assets	Maximum Exposure
Loans provided to VIEs	$12,465	$12,465	$12,909	$12,909
Debt securities	507,894	507,894	543,195	543,195
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
14.  Segment Information
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

The results of each segment are reported on a continuing basis. The following table presents financial information of reportable business segments as of and for the three months ended March 31, 2017 and 2016. The eliminations column includes intersegment eliminations required for consolidation purposes.

	As of and for the Three Months Ended March 31, 2017
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$108,556		$75,756	$(4,967)	$—	$179,345
Total net revenue	150,424	(1)	84,002	(4,824)	—	229,602
Intersegment revenue	17,775		(17,775)	—	—	—
Depreciation and amortization	1,804		2,022	2,035	—	5,861
Income (loss) before income taxes	63,150	(1)	35,424	(37,778)	—	60,796
Total assets	17,696,696		10,299,803	283,505	(503,425)	27,776,579

	As of and for the Three Months Ended March 31, 2016
	Consumer Banking		Commercial Banking	Corporate Services	Eliminations	Consolidated
Net interest income (expense)	$97,520		$80,568	$(4,307)	$—	$173,781
Total net revenue	113,099	(2)	94,603	(4,168)	—	203,534
Intersegment revenue	14,148		(14,148)	—	—	—
Depreciation and amortization	2,158		2,602	1,898	—	6,658
Income (loss) before income taxes	21,692	(2)	56,032	(32,539)	—	45,185
Total assets	16,294,379		10,486,284	298,701	(437,965)	26,641,399
(1) Segment earnings in the Consumer Banking segment included a $22,644 charge for MSR recovery for the three months ended March 31, 2017.
(2) Segment earnings in the Consumer Banking segment included a $22,542 charge for MSR impairment for the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding the financial condition and results of operations of the Company during the three months ended March 31, 2017 and should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be protected by the safe harbor provided therein. We generally identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Although we believe that the expectations reflected in such forward-looking statements are reasonable as of the date made, expectations may prove to have been materially different from the results expressed or implied by such forward-looking statements. EverBank Financial Corp does not undertake any obligation to revise these statements following the date of this communication, except as required by law. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the period ended December 31, 2016, as filed with the Securities and Exchange Commission (SEC) on February 17, 2017 and in Part II, Item 1A “Risk Factors” contained in this report, and include risks discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in other periodic reports we file with the SEC. These factors include without limitation:

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
On November 9, 2016, the Company held a special meeting of stockholders. The Company's stockholders approved the Merger Agreement and other Merger related proposals. The completion of the Merger is subject to various customary closing conditions as well as regulatory approvals. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by the Company on August 8, 2016. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company, TIAA, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that were contained in the Company’s proxy statement, as well as other filings that the Company makes with the Securities and Exchange Commission.
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
Economic and Interest Rate Environment
The results of our operations are highly dependent on economic conditions and market interest rates. To stimulate economic activity and stabilize the financial markets, the Federal Reserve Board (FRB) has maintained historically low market interest rates since 2009. Market conditions have improved during this period as the unemployment rate has leveled off at 4.5% at March 31, 2017, and consumer confidence, gross domestic product and average home prices have all risen. While economic conditions have improved domestically, under-employment and wage growth remain a worry amidst the backdrop of low inflation in the United States and abroad. Recent upticks in labor force participation alongside wage growth are being closely monitored by the markets for signs of sustained or expected inflation. Moreover, inflation in most of the Euro-Zone is at or below zero and central banks around the world have maintained an accommodative stance with drops in short-term rates. Certain developed economies now have negative interest rates and the accommodative stance by these major economies has created resistance to domestic rate increases. Such factors, combined with geopolitical turmoil have continued to keep interest rates at near historical low levels. The FRB announced a quarter point increase to short-term rates in December 2015 followed by another quarter point increase in December 2016 and in March 2017. The base mortgage rate (BMR) dropped throughout most of 2016 and reached a low of 3.3% in September 30, 2016, which was influenced by the vote by Britain to leave the European Union in late June 2016. The BMR impacts the fair value of our mortgage servicing rights (MSR) as well as influences our mortgage production business. During the first quarter of 2017, the BMR continued to improve ending the period at 4.0% at March 31, 2017. In addition, the 10-year treasury rate fell as low as 2.3% and was 2.4% at March 31, 2017.
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
Performance Highlights
First Quarter 2017 Key Highlights

•	Total assets of $27.8 billion, an increase of 4% year over year.

•	Portfolio loans held for investment (HFI) of $23.4 billion, an increase of 3% year over year.

•	Total deposits of $19.3 billion, an increase of 2% year over year.

•	Net interest margin (NIM) of 2.79%.

•	GAAP return on average equity (ROE) of 7.6% and adjusted ROE[1] of 5.5% for the quarter.

•	Tangible common equity per common share was $14.56 at March 31, 2017, an increase of 10% year over year.[1]

•	Adjusted non-performing assets to total assets[1] of 0.60% at March 31, 2017. Annualized net charge-offs to average total loans and leases held for investment of 0.41% for the quarter.

•	Consolidated common equity Tier 1 capital ratio of 11.0% and bank Tier 1 leverage ratio of 8.4% at March 31, 2017.

1 Reconciliations of Non-GAAP financial measures can be found in Tables 2, 3, 4, 12A, 12B, and 25.

Financial Highlights		Table 1
	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2017	2016
For the Period:
Operating Results:
Total revenue(1)	$229,602	$203,534
Net interest income	179,345	173,781
Provision for loan and lease losses	15,680	8,919
Noninterest income	50,257	29,753
Noninterest expense	153,126	149,430
Net income allocated to common shareholders	36,006	25,393
Net earnings per common share, diluted	0.28	0.20
Performance Metrics:
Adjusted net earnings per common share, diluted (see Table 2 for non-GAAP reconciliation)	$0.20	$0.32
Yield on interest-earning assets	3.89%	3.85%
Cost of interest-bearing liabilities	1.29%	1.14%
Net interest margin	2.79%	2.82%
Return on average assets	0.56%	0.43%
Return on average risk-weighted assets(2)	0.88%	0.66%
Return on average equity(3)	7.6%	6.0%
Adjusted return on average equity(4)	5.5%	9.3%
Efficiency ratio(5)	67%	73%
Adjusted efficiency ratio(6) (see Table 3 for non-GAAP reconciliation)	72%	66%
Credit Quality Ratios:
Net charge-offs to average loans and leases held for investment	0.41%	0.07%
Consumer Banking Metrics:
Unpaid principal balance of loans originated (in millions)	$1,618.0	$1,797.1
Jumbo residential mortgage loans originated (in millions)	695.6	724.5
Commercial Banking Metrics:
Loan and lease originations:
Commercial and commercial real estate (in millions)	$218.9	$365.0
Equipment financing receivables (in millions)	256.5	299.8
Commercial Banking loan and lease sales (in millions)	11.6	277.7

Financial Highlights	Table 1 (cont.)
(dollars in thousands, except per share amounts)	March 31, 2017	December 31, 2016
As of Period End:
Balance Sheet Data:
Loans and leases held for investment, net	$23,305,834	$23,453,673
Total assets	27,776,579	27,838,086
Deposits	19,291,681	19,638,228
Total liabilities	25,717,216	25,821,754
Total shareholders’ equity	2,059,363	2,016,332
Loans and leases held for investment as a percentage of deposits	121%	120%
Loans and leases held for investment excluding government insured pool buyouts as a percentage of deposits	93%	93%
Credit Quality Ratios:
Adjusted non-performing assets as a percentage of total assets (see Table 25 for non-GAAP reconciliation)	0.60%	0.70%
Allowance for loan and lease losses (ALLL) as a percentage of loans and leases held for investment (see Table 27)	0.41%	0.44%
Government insured pool buyouts as a percentage of loans and leases held for investment	24%	22%
Capital:
Common equity tier 1 ratio (EFC consolidated; see Table 42)	11.0%	10.5%
Tier 1 leverage ratio (bank level; see Table 40)	8.4%	8.0%
Total risk-based capital ratio (bank level; see Table 40)	13.9%	13.4%
Tangible common equity per common share(7)	$14.56	$14.31
Consumer Banking Metrics:
Unpaid principal balance of loans serviced for the Company and others (in millions)	$39,918.6	$39,945.3
Consumer Banking loans as a percentage of loans and leases held for investment	57%	55%
Consumer deposits (in millions)	$14,756.1	$15,032.1
Commercial Banking Metrics:
Commercial Banking loans as a percentage of loans and leases held for investment	43%	45%
Commercial deposits (in millions)	$4,535.6	$4,606.2

(1)	Total revenue is defined as net interest income before provision for loan and lease losses and total noninterest income.

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

Adjusted net income, adjusted return on average equity and adjusted efficiency ratio include adjustments to our net income for certain significant items that we believe are not reflective of our ongoing business or operating performance. A reconciliation of adjusted net income to net income, which is the most directly comparable GAAP measure, is as follows:

Adjusted Net Income	Table 2
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net income	$38,537	$27,924
Transaction expense and non-recurring regulatory related expense, net of tax	3,644	(43)
Increase (decrease) in Bank of Florida non-accretable discount, net of tax	(15)	(14)
Mortgage servicing rights (MSR) impairment (recovery), net of tax	(14,039)	13,976
Restructuring cost, net of tax	141	438
Adjusted net income	$28,268	$42,281
Adjusted net income allocated to preferred stock	2,531	2,531
Adjusted net income allocated to common shareholders	$25,737	$39,750
Adjusted net earnings per common share, basic	$0.20	$0.32
Adjusted net earnings per common share, diluted	$0.20	$0.32
Weighted average common shares outstanding:
(units in thousands)
Basic	127,483	125,125
Diluted	129,855	126,045
A reconciliation of the adjusted efficiency ratio to the efficiency ratio, which is the most directly comparable GAAP measure, is as follows:

Adjusted Efficiency Ratio	Table 3
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net interest income	$179,345	$173,781
Noninterest income	50,257	29,753
Total revenue	229,602	203,534
Adjustment items (pre-tax):
MSR impairment (recovery)	(22,644)	22,542
Adjusted total revenue	$206,958	$226,076

Noninterest expense	$153,126	$149,430
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(4,774)	69
Restructuring cost	(227)	(706)
Adjusted noninterest expense	$148,125	$148,793

GAAP efficiency ratio	67%	73%
Adjusted efficiency ratio	72%	66%

A reconciliation of tangible equity and tangible common equity to shareholders’ equity, which is the most directly comparable GAAP measure, and tangible assets to total assets, which is the most directly comparable GAAP measure, is as follows:

Tangible Equity, Tangible Common Equity, Tangible Common Equity Per Common Share, and Tangible Assets	Table 4
(dollars in thousands except share and per share amounts)	March 31, 2017	December 31, 2016
Shareholders’ equity	$2,059,363	$2,016,332
Less:
Goodwill	46,859	46,859
Intangible assets	817	996
Tangible equity	2,011,687	1,968,477
Less:
Perpetual preferred stock	150,000	150,000
Tangible common equity	$1,861,687	$1,818,477

Common shares outstanding at period end	127,819,917	127,036,740
Book value per common share	$14.94	$14.69
Tangible common equity per common share	14.56	14.31

Total assets	$27,776,579	$27,838,086
Less:
Goodwill	46,859	46,859
Intangible assets	817	996
Tangible assets	$27,728,903	$27,790,231

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

Average Balance Sheet, Interest and Yield/Rate Analysis(1) (2) (3)					Table 5
	Three Months Ended
	March 31, 2017			March 31, 2016
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Cash and cash equivalents	$658,278	$1,296	0.80%	$312,614	$396	0.51%
Investments	797,066	6,673	3.37%	876,401	7,404	3.39%
Loans held for sale	1,511,061	13,823	3.66%	2,023,076	17,156	3.39%
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	6,532,955	50,722	3.11%	7,063,490	55,495	3.14%
Government insured pool buyouts	5,560,690	69,355	4.99%	4,429,707	53,479	4.83%
Residential mortgages	12,093,645	120,077	3.97%	11,493,197	108,974	3.79%
Home equity lines and other	1,251,282	10,735	3.48%	524,890	5,317	4.07%
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	3,795,691	42,787	4.51%	4,033,661	48,103	4.75%
Mortgage warehouse finance	1,809,621	13,904	3.07%	1,846,294	12,999	2.79%
Lender finance	1,592,743	15,208	3.82%	1,287,134	11,214	3.45%
Commercial and commercial real estate	7,198,055	71,899	4.00%	7,167,089	72,316	4.01%
Equipment financing receivables	2,546,616	28,847	4.53%	2,377,047	27,296	4.59%
Total loans and leases held for investment	23,089,598	231,558	4.01%	21,562,223	213,903	3.96%
Total interest-earning assets	26,056,003	$253,350	3.89%	24,774,314	$238,859	3.85%
Noninterest-earning assets	1,264,535			1,423,049
Total assets	$27,320,538			$26,197,363
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$4,002,510	$7,202	0.73%	$3,641,030	$6,197	0.68%
Market-based money market accounts	345,271	519	0.61%	341,235	518	0.61%
Savings and money market accounts, excluding market-based	6,209,669	11,307	0.74%	6,444,921	12,506	0.78%
Market-based time	318,884	683	0.87%	369,649	774	0.84%
Time, excluding market-based	6,785,014	23,375	1.40%	6,333,503	19,095	1.20%
Total deposits	17,661,348	43,086	0.99%	17,130,338	39,090	0.91%
Borrowings:
Trust preferred securities and subordinated notes payable	360,312	5,126	5.69%	293,781	4,462	6.08%
Long-term Federal Home Loan Bank (FHLB) advances	4,911,778	25,412	2.07%	3,824,527	20,018	2.07%
Short-term FHLB advances	240,833	381	0.63%	1,429,945	1,508	0.42%
Total borrowings	5,512,923	30,919	2.24%	5,548,253	25,988	1.86%
Total interest-bearing liabilities	23,174,271	$74,005	1.29%	22,678,591	$65,078	1.14%
Noninterest-bearing demand deposits	1,771,029			1,285,853
Other noninterest-bearing liabilities	341,859			376,071
Total liabilities	25,287,159			24,340,515
Total shareholders’ equity	2,033,379			1,856,848
Total liabilities and shareholders’ equity	$27,320,538			$26,197,363
Net interest income/spread		$179,345	2.60%		$173,781	2.71%
Net interest margin			2.79%			2.82%
Memo: Total deposits including noninterest-bearing	$19,432,377	$43,086	0.90%	$18,416,191	$39,090	0.85%

(1)	The average balances are principally daily averages, and for loans, include both performing and non-performing balances.

(2)	Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

(3)	All interest income was fully taxable for all periods presented.

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
	Three Months Ended March 31, 2017
	Compared to
	March 31, 2016
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Cash and cash equivalents	$435	$465	$900
Investments	(663)	(68)	(731)
Loans held for sale	(4,282)	949	(3,333)
Loans and leases held for investment:
Consumer Banking:
Residential mortgages:
Residential	(4,111)	(662)	(4,773)
Government insured pool buyouts	13,467	2,409	15,876
Residential mortgages	9,356	1,747	11,103
Home equity lines and other	7,297	(1,879)	5,418
Commercial Banking:
Commercial and commercial real estate:
Commercial real estate and other commercial	(2,785)	(2,531)	(5,316)
Mortgage warehouse finance	(252)	1,157	905
Lender finance	2,597	1,397	3,994
Commercial and commercial real estate	(440)	23	(417)
Equipment financing receivables	1,921	(370)	1,551
Total loans and leases held for investment	18,134	(479)	17,655
Total change in interest income	$13,624	$867	$14,491
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$610	$395	$1,005
Market-based money market accounts	6	(5)	1
Savings and money market accounts, excluding market-based	(453)	(746)	(1,199)
Market-based time	(105)	14	(91)
Time, excluding market-based	1,335	2,945	4,280
Total deposits	1,393	2,603	3,996
Borrowings:
Trust preferred securities and subordinated notes payable	997	(333)	664
Long-term FHLB advances	5,551	(157)	5,394
Short-term FHLB advances	(1,223)	96	(1,127)
Total borrowings	5,325	(394)	4,931
Total change in interest expense	6,718	2,209	8,927
Total change in net interest income	$6,906	$(1,342)	$5,564

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
First Quarter of 2017 compared to First Quarter of 2016
Net interest income increased by $5.6 million, or 3%, in the first quarter of 2017 compared to the same period in 2016 due to an increase in interest income of $14.5 million, or 6%, partially offset by an increase in interest expense of $8.9 million, or 14%. Our net interest margin decreased by 3 basis points in the first quarter of 2017 compared to the same period in 2016, which was led by an increase in rates paid on our interest-bearing liabilities due to increasing short-term interest rates. The increase in interest rates paid on our interest-bearing liabilities was partially offset by an increase in yields on our interest-earning assets coupled with an increase in the amount of average noninterest-bearing demand deposits which increased from $1.3 billion in the first quarter of 2016 to $1.8 billion in the first quarter of 2017.
Yields on our interest-earning assets increased by 4 basis points in the first quarter of 2017 compared to the same period in 2016 which was due to an increase in market interest rates partially offset by a reduction in yield on our commercial real estate portfolio as we continue to see assets acquired at higher rates mature or payoff with new originations coming on the balance sheet at lower yields.
The yields on our loans held for sale increased by 27 basis points in the first quarter of 2017 compared to the same period in 2016 primarily due to increases in the current market mortgage rates of our loans held for sale.
The yields on our loans and leases held for investment portfolio increased by 5 basis points in the first quarter of 2017 compared to the same period in 2016, which was consistent across most of our portfolios. The yield on our total commercial and commercial real estate held for investment portfolio decreased 1 basis point due to decreases in yields in commercial real estate and other commercial portfolios which was mostly offset by increases in the yields on our mortgage warehouse finance and lender finance portfolios. The yield on our commercial real estate and other commercial portfolio declined by 24 basis points in the first quarter of 2017 compared to the same period in 2016. Yields on our mortgage warehouse finance and lender finance portfolios increased due to the short-term rate increases by the Federal Reserve in December 2016 and March 2017. Yields on our equipment financing receivables decreased 6 basis points in the first quarter of 2017 compared to the same period in 2016 primarily due to continued production of leases at current market interest rates. The yield on our residential mortgages held for investment increased 18 basis points in the first quarter of 2017 compared to the same period in 2016 primarily due to the performance of our government insured pool buyout portfolio which saw an increase in yield of 16 basis points.
The yields on our interest-bearing liabilities increased by 15 basis points in the first quarter of 2017 compared to the same period in 2016, primarily due to increases in the rates paid on deposits and other borrowings given the increase in short-term interest rates by the Federal Reserve. The rates paid on our other borrowings increased by 38 basis points in the first quarter of 2017 compared to the same period in 2016 as a result of a change in the overall make-up of our FHLB advances balance which saw an increase in the average balance of our long-term FHLB advances of $1.1 billion, which carry higher yields than our short-term FHLB advances, which increased 21 basis points. The rates paid on our deposits increased 8 basis points during the first quarter of 2017 compared to the same period in 2016 primarily due to the increase in our time deposits yields, which carry a higher interest rate than our interest-bearing demand and money market accounts.
Average balances of our interest-earning assets increased by $1.3 billion, or 5%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a $1.5 billion increase in loans and leases held for investment.
Average balances in our interest-bearing liabilities increased by $0.5 billion, or 2%, in the first quarter of 2017 compared to the same period in 2016 due to increases in the average balance of our deposits of $0.5 billion.
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

The following tables provide a breakdown of the provision for loan and lease losses based on the method for determining the allowance at three months ended March 31, 2017 and 2016:

Provision for Loan and Lease Losses				Table 7
	Three Months Ended March 31, 2017
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$318	$659	$(854)	$123
Commercial and commercial real estate	10,995	367	(24)	11,338
Equipment financing receivables	547	3,675	—	4,222
Home equity lines and other	51	(54)	—	(3)
Total Provision for Loan and Lease Losses	$11,911	$4,647	$(878)	$15,680

	Three Months Ended March 31, 2016
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	ACI Loans	Total
Residential mortgages	$37	$3,115	$(181)	$2,971
Commercial and commercial real estate	869	1,044	(22)	1,891
Equipment financing receivables	1,275	2,419	—	3,694
Home equity lines and other	—	363	—	363
Total Provision for Loan and Lease Losses	$2,181	$6,941	$(203)	$8,919
First Quarter of 2017 Compared to First Quarter of 2016
We recorded a provision for loan and lease losses of $15.7 million in the first quarter of 2017, which is an increase of $6.8 million, or 76%, from $8.9 million in the same period in 2016. This increase was comprised of increases in the provisions for our commercial and commercial real estate and equipment financing receivables provisions of $9.4 million and $0.5 million, respectively, which were partially offset by a decrease in the residential mortgage portfolio and home equity lines and other of $2.8 million and $0.4 million, respectively. Increases in the provision for equipment financing receivables collectively evaluated portfolios was the result of increased losses upon default within this portfolio with the provision growing $1.3 million, or 52%. In addition, the provision for specifically evaluated equipment finance receivables decreased in the first quarter of 2017 compared to the same period in 2016 by $0.7 million due to improved credit quality. The increase in the commercial and commercial real estate provision was primarily driven by increases in the provision for specifically evaluated loans of $10.1 million as concerns over the collectability of several large commercial real estate relationships during the year accounted for the majority of the provision recognized for these specifically evaluated loans. These increases were partially offset by decreases in the provision for commercial and commercial real estate loans collectively evaluated of $0.7 million, or 65% which was due to the aforementioned impairment of several loans combined with a shrinking commercial real estate portfolio and growth in the lender finance asset class representing assets that are highly collateralized, revolving and short-term in nature. The decrease in provision on the collectively evaluated residential mortgage portfolio of $2.5 million, or 79%, was due to improved credit quality as evidenced by a reduction in net charge-offs year over year, as well as, a reduction in the past due non-ACI residential mortgage portfolio. In addition, the provision for ACI residential mortgage loans increased by $0.7 million as expectations of future cash flows resulted in slight increases in our valuation allowances. Net charge-offs on the loans held for investment portfolio were $23.8 million in the first quarter of 2017 compared to $3.6 million in the same period in 2016. The net charge-off ratio was 0.41% in the first quarter of 2017 compared to 0.07% in the same period in 2016.
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

Noninterest Income
The following table illustrates the primary components of noninterest income for the periods indicated.

Noninterest Income		Table 8
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Loan servicing fee income	$22,908	$23,441
Amortization of MSR	(15,505)	(14,731)
Recovery (impairment) of MSR	22,644	(22,542)
Net loan servicing income (loss)	30,047	(13,832)
Gain on sale of loans	447	28,751
Loan production revenue	5,315	5,260
Deposit fee income	2,000	3,102
Other lease income	4,042	4,367
Other	8,406	2,105
Total Noninterest Income	$50,257	$29,753
First Quarter of 2017 compared to First Quarter of 2016
Noninterest income increased by $20.5 million, or 69%, in the first quarter of 2017 compared to the same period in 2016. The increase in noninterest income was primarily driven by an increase in net loan servicing income and other income partially offset by a decrease in gain on sale of loans and deposit fee income.
Net loan servicing income increased by $43.9 million in the first quarter of 2017 compared to the same period in 2016. The increase was primarily due to changes in our valuation allowance associated with the fair market value of our MSR. Recovery of our MSR valuation allowance of $22.6 million and MSR impairment of $22.5 million was recorded in the first quarter of 2017 and 2016, respectively. The recovery and impairment of MSR results from differences in expected prepayment rates due to differences in the interest rate environment at March 31, 2017 compared to March 31, 2016. See "Analysis of Statement of Condition" for additional discussion of the changes in valuation allowance associated with our MSR. In addition, loan servicing fee income decreased $0.5 million, or 2%, in the first quarter of 2017 compared to the same period in 2016 primarily due to the $1.1 billion decline in UPB of servicing rights from the first quarter of 2016 to the first quarter of 2017. An increase in the amortization of MSR of $0.8 million in the first quarter of 2017 compared to the same period in 2016 is primarily due changes in prepayment speeds during those periods.
Gain on sale of loans decreased by $28.3 million, or 98%, in the first quarter of 2017 compared to the same period in 2016, primarily driven by a decrease in jumbo sales volumes, a decline in rate locks outstanding at the end of each of those periods as well as fewer commercial and commercial real estate sales. Please see "Segment Results" for a discussion by segment of the changes in gain on sale of loans.
Deposit fee income decreased by $1.1 million, or 36%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a decline in our world markets deposits as a result of the strong dollar.
Other noninterest income increased by $6.3 million, or 299%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a $4.1 million gain related to the early extinguishment of our FHLB advances, $0.9 million of income due to releases of holdbacks related to MSR purchases and a $0.6 million increase in income related to prepayment fees on certain serviced commercial loans acquired in the Business Property Lending, Inc. (BPL) acquisition.
Noninterest Expense
The following table illustrates the primary components of noninterest expense for the periods indicated.

Noninterest Expense		Table 9
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Salaries, commissions and other employee benefits expense	$91,633	$91,640
Equipment expense	16,314	15,917
Occupancy expense	6,608	6,264
General and administrative expense:
Legal and professional fees, excluding consent order expense	6,785	4,998
Credit-related expenses	3,086	4,907
Federal Deposit Insurance Corporation (FDIC) premium assessment and other agency fees	7,362	7,241
Advertising and marketing expense	5,407	4,911
Other	15,931	13,552
Total general and administrative expense	38,571	35,609
Total Noninterest Expense	$153,126	$149,430

First Quarter 2017 Compared to First Quarter 2016
Noninterest expense increased by $3.7 million, or 2%, in the first quarter of 2017 compared to the same period in 2016. The increase in noninterest expense was driven by an increase in occupancy and equipment expense and general and administrative expense.
Salaries, commissions and employee benefits remained relatively flat in the first quarter of 2017 compared to the same period in 2016. However, salaries and related benefits decreased by $3.2 million due to a 5% decrease in our Consumer Banking headcount as origination volumes declined in the first quarter of 2017 compared to the same period in 2016. These decreases were offset by lower deferred origination costs of $3.1 million in the first quarter of 2017 compared to the same period in 2016.
Occupancy and equipment expense increased by $0.7 million, or 3%, in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in software and licensing costs.
General and administrative expense increased by $3.0 million, or 8%, in the first quarter of 2017 compared to the same period in 2016 primarily due to increases in legal and professional expense and other general and administrative expenses partially offset by a decrease in credit-related expenses.
Legal and professional fees increased by $1.8 million, or 36%, in the first quarter of 2017 compared to the same period in 2016 primarily due to legal and consultant costs related to the pending merger with TIAA.
Credit-related expenses decreased by $1.8 million, or 37%, in the first quarter of 2017 primarily due to a $3.7 million decrease in our reserve for nonrecoverable advances related to our government-insured loans partially offset by an increase in our provision for REO losses and an increase in our production reserves.
Other general and administrative expense increased by $2.4 million, or 18%, primarily due to a $1.8 million consent order accrual recorded in the first quarter of 2017.
Provision for Income Taxes and Effective Tax Rates

Provision for Income Taxes and Effective Tax Rates		Table 10
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Provision for income taxes	$22,259	$17,261
Effective tax rates	36.6%	38.2%
For the three months ended March 31, 2017 and 2016, our effective income tax rate differed from the statutory federal income tax rate primarily due to state income taxes.
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

The following table summarizes segment earnings (losses) and total assets for each of our segments as of and for each of the periods shown:

Segments Earnings (Losses) and Segment Assets		Table 11
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Segment Earnings (Losses)
Consumer Banking	$63,150	$21,692
Commercial Banking	35,424	56,032
Corporate Services	(37,778)	(32,539)
Segment earnings	$60,796	$45,185
Segment Assets
Consumer Banking	$17,696,696	$16,294,379
Commercial Banking	10,299,803	10,486,284
Corporate Services	283,505	298,701
Eliminations	(503,425)	(437,965)
Total assets	$27,776,579	$26,641,399

The following tables summarize segment income (loss) for each of our segments as of and for each of the periods shown:

Business Segments Selected Financial Information					Table 12A
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended March 31, 2017
Net interest income (loss)	$108,556	$75,756	$(4,967)	$—	$179,345
Provision for loan and lease losses	120	15,560	—	—	15,680
Net interest income (loss) after provision for loan and lease losses	108,436	60,196	(4,967)	—	163,665
Total noninterest income	41,868	8,246	143	—	50,257
Total noninterest expense	87,154	33,018	32,954	—	153,126
Income (loss) before income tax	63,150	35,424	(37,778)	—	60,796
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	2,575	—	2,199	—	4,774
Increase (decrease) in Bank of Florida non-accretable discount	—	(24)	—	—	(24)
MSR impairment (recovery)	(22,644)	—	—	—	(22,644)
Restructuring cost	—	—	227	—	227
Adjusted income (loss) before income tax (1)	$43,081	$35,400	$(35,352)	$—	$43,129

Business Segments Selected Financial Information					Table 12B
(dollars in thousands)	Consumer Banking	Commercial Banking	Corporate Services	Eliminations	Consolidated
Three Months Ended March 31, 2016
Net interest income (loss)	$97,520	$80,568	$(4,307)	$—	$173,781
Provision for loan and lease losses	3,334	5,585	—	—	8,919
Net interest income (loss) after provision for loan and lease losses	94,186	74,983	(4,307)	—	164,862
Total noninterest income	15,579	14,035	139	—	29,753
Total noninterest expense	88,073	32,986	28,371	—	149,430
Income (loss) before income tax	21,692	56,032	(32,539)	—	45,185
Adjustment items (pre-tax):
Transaction expense and non-recurring regulatory related expense	(328)	—	259	—	(69)
Increase (decrease) in Bank of Florida non-accretable discount	—	(22)	—	—	(22)
MSR impairment (recovery)	22,542	—	—	—	22,542
Restructuring cost, net of tax	118	379	209	—	706
Adjusted income (loss) before income tax (1)	$44,024	$56,389	$(32,071)	$—	$68,342

(1)
Adjusted income (loss) before income tax is a non-GAAP measure of our financial performance and its most directly comparable GAAP measure is income (loss) before income tax. A reconciliation of this non-GAAP financial measure can be found in the Performance Highlights section above and the tables set forth in such section.

Consumer Banking

Consumer Banking	Table 13
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net interest income	$108,556	$97,520
Provision for loan and lease losses	120	3,334
Net interest income after provision for loan and lease losses	108,436	94,186
Noninterest income:
Net loan servicing income (loss)	29,625	(14,168)
Gain on sale of loans	651	22,281
Loan production revenue	3,646	3,787
Deposit fee income	1,915	2,947
Other	6,031	732
Total noninterest income	41,868	15,579
Noninterest expense:
Salaries, commissions and other employee benefits expense	46,035	47,337
Equipment and occupancy expense	11,704	11,591
General and administrative expense	29,415	29,145
Total noninterest expense	87,154	88,073
Segment earnings	$63,150	$21,692

Residential Mortgage Lending		Table 14
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Key Metrics:
Mortgage lending volume:
Agency	$815,957	$872,338
Jumbo	695,621	724,536
Other	106,448	200,257
Mortgage lending volume	$1,618,026	$1,797,131
Mortgage loans sold: (1)
Agency, excluding GNMA II	$977,584	$828,796
Jumbo	276,954	981,304
GNMA II	—	7,308
Other	15,766	5,026
Mortgage loans sold	$1,270,304	$1,822,434
Applications	$1,200,625	$1,509,883
Rate locks	1,208,922	1,486,128
Mortgage Lending Volume by Channel:
Retail	$919,425	$1,253,682
Consumer Direct	347,488	244,149
Correspondent	351,113	299,301
Purchase Activity (%):
Retail	74%	59%
Consumer Direct	36%	8%
Correspondent	79%	69%
Total	67%	54%

(1)
Excludes sales of loans to third party servicers out of government insured pool buyouts accounted for under Accounting Standards Codification (ASC) 310-30 since additional cash flows expected and/or realized in the pool are not recognized into earnings immediately but come in as a prospective adjustment to yield for the remainder of the pool.

First Quarter of 2017 compared to First Quarter of 2016
Consumer Banking segment earnings increased by $41.5 million, or 191%, in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in net interest income and noninterest income and a decrease in noninterest expense.
Net interest income increased by $11.0 million, or 11%, in the first quarter of 2017 compared to the same period in 2016 due to an increase in interest income of $22.5 million, or 13%, partially offset by an increase in interest expense of $11.4 million, or 16%, in the first quarter of 2017. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan and lease losses decreased 15% as a result of changes in the provision for loan and lease losses and allowance for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income increased by $26.3 million, or 169%, in the first quarter of 2017 compared to the same period in 2016. The increase was primarily driven by an increase in net loan servicing income of $43.8 million and other income of $5.3 million partially offset by a decrease in gain on sale of loans of $21.6 million and deposit fee income of $1.0 million in the first quarter of 2017 compared to the same period in 2016. Please see "Analysis of Statements of Income" and "Analysis of Statements of Condition" for an explanation of the changes in the activity related to loan servicing income and mortgage servicing rights, respectively. Gain on sale of loans decreased $21.6 million in the first quarter of 2017 compared to the same period in 2016 primarily due to a decrease of $704.4 million in the amount of jumbo loans sold in the first quarter of 2017 compared to the same period in 2016 and a decrease of $277.2 million of open rate locks at March 31, 2017 compared to March 31, 2016.
Noninterest expense decreased by $0.9 million, or 1%, in the first quarter of 2017 compared to the same period in 2016 primarily due to decreases in salaries, commissions and employee benefits partially offset by increases in equipment and occupancy expense and general and administrative expense. Please see "Analysis of Statements of Income" for an explanation of the changes in the activity related to these items.
Commercial Banking

Commercial Banking		Table 15
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net interest income	$75,756	$80,568
Provision for loan and lease losses	15,560	5,585
Net interest income after provision for loan and lease losses	60,196	74,983
Noninterest income:
Loan production revenue	1,669	1,472
Other lease income	4,042	4,367
Gain(loss) on sale of loans	(210)	6,465
Other	2,745	1,731
Total noninterest income	8,246	14,035
Noninterest expense:
Salaries, commissions and other employee expense	15,217	16,216
Equipment and occupancy expense	3,459	3,674
General and administrative expense	14,342	13,096
Total noninterest expense	33,018	32,986
Segment earnings	$35,424	$56,032
First Quarter of 2017 compared to First Quarter of 2016
Commercial Banking segment earnings decreased by $20.6 million, or 37%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a decrease in net interest income and noninterest income while noninterest expense remained relatively flat.
Net interest income decreased by $4.8 million, or 6%, in the first quarter of 2017 compared to the same period in 2016 due primarily to a decrease in yields in our commercial real estate and other commercial portfolio as well as a decrease in equipment financing receivables. Please see "Analysis of Statements of Income" for an explanation of changes in average balances and yields/rates. In addition, net interest income after provision for loan losses decreased 20% as a result of changes in the provision for loan and lease losses and allowance for loan and lease losses. Please see "Loan and Lease Quality" for an explanation and rollforward of changes in the ALLL.
Noninterest income decreased by $5.8 million, or 41%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a decrease in other lease income and gain on sale of loans partially offset by an increase in loan production revenue and other income. Gain on sale of loans decreased by $6.7 million due to a decrease in the amount of commercial loans and leases sold. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.
Noninterest expense remained relatively flat in the first quarter of 2017 compared to the same period in 2016 primarily due to decreases in salaries, commissions and other employee expense and and equipment and occupancy expense offset by an increase in general and administrative expense. Please see "Analysis of Statements of Income" for a further explanation of the changes in the activity related to these items.

Corporate Services

Corporate Services		Table 16
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net interest income (loss) after provision for loan and lease losses	$(4,967)	$(4,307)
Total noninterest income	143	139
Noninterest expense:
Salaries, commissions and employee benefits	30,381	28,087
Equipment and occupancy	7,759	6,916
Other general and administrative	13,861	11,472
Inter-segment allocations	(19,047)	(18,104)
Total noninterest expense	32,954	28,371
Segment earnings (loss)	$(37,778)	$(32,539)
First Quarter of 2017 compared to First Quarter of 2016
Corporate Services segment loss increased by $5.2 million, or 16%, in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in net interest loss and an increase in noninterest expense.
Net interest loss increased by $0.7 million, or 15%, in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in interest expense as a result of the subordinated notes issued in March of 2016.
Noninterest expense increased by $4.6 million, or 16%, in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in salaries, commissions and employee benefits, equipment and occupancy expense and other general and administrative expense.
Salaries, commissions and employee benefits increased by $2.3 million, or 8%, in the first quarter of 2017 compared to the same period in 2016 primarily due to the impact of 2017 merit salary increases, the timing of incentive accruals compared to the prior year and increase in temporary help related to the TIAA transaction. Equipment and occupancy expense increased by $0.8 million, or 12%, in the first quarter of 2017 compared to the same period in 2016 primarily due to higher software and licensing expense. General and administrative expense increased $2.4 million, or 21%, in the first quarter of 2017 compared to the same period in 2016 primarily due to an increase in legal and professional expenses related to the potential TIAA merger.
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

The following tables show the amortized cost, gross unrealized gains and losses, fair value and carrying amount of investment securities as of March 31, 2017 and December 31, 2016:

Investment Securities					Table 17
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Amount
March 31, 2017
Available for sale:
Residential Collateralized Mortgage Obligation (CMO) securities - nonagency	$413,129	$4,397	$3,371	$414,155	$414,155
U.S. Treasury securities	31,925	—	17	31,908	31,908
Asset-backed securities (ABS)	1,376	—	255	1,121	1,121
Other	217	192	—	409	409
Total available for sale securities	446,647	4,589	3,643	447,593	447,593
Held to maturity:
Residential CMO securities - agency	2,789	86	—	2,875	2,789
Residential mortgage-backed securities (MBS) - agency	89,683	1,406	561	90,528	89,683
Total held to maturity securities	92,472	1,492	561	93,403	92,472
Total investment securities	$539,119	$6,081	$4,204	$540,996	$540,065

December 31, 2016
Available for sale:
Residential CMO securities - nonagency	$452,035	$4,219	$3,836	$452,418	$452,418
U.S. Treasury securities	31,879	—	12	31,867	31,867
Asset-backed securities	1,426	—	261	1,165	1,165
Other	225	161	—	386	386
Total available for sale securities	485,565	4,380	4,109	485,836	485,836
Held to maturity:
Residential CMO securities - agency	2,809	87	—	2,896	2,809
Residential MBS - agency	86,648	1,181	687	87,142	86,648
Total held to maturity securities	89,457	1,268	687	90,038	89,457
Total investment securities	$575,022	$5,648	$4,796	$575,874	$575,293
Residential — Nonagency
At March 31, 2017, our residential nonagency portfolio consisted entirely of investments in residential nonagency CMO securities. The fair value of investments in residential nonagency CMO securities totaled $414.2 million, or 77%, of our investment securities portfolio. The fair value of our residential nonagency CMO securities decreased to $414.2 million at March 31, 2017 from $452.4 million at December 31, 2016, or 8%, primarily due to reductions in amortized cost resulting from principal payments received of $38.9 million.
Our residential nonagency CMO securities are secured by seasoned first-lien fixed and adjustable rate residential mortgage loans backed by loan originators other than government sponsored entities (GSEs). Mortgage collateral is structured into a series of classes known as tranches, each of which contains a different maturity profile and pay-down priority in order to suit investor demands for duration, yield, credit risk and prepayment volatility. We have primarily invested in CMO securities rated in the highest category assigned by a nationally recognized statistical ratings organization. Many of these securities are Re-REMICs, which adds credit subordination to provide protection against future losses and rating downgrades. Re-REMICs constituted $114.4 million, or 28%, of our residential nonagency CMO investment securities at March 31, 2017.
We have internal guidelines for the credit quality and duration of our residential nonagency CMO securities portfolio and monitor these on a regular basis. At March 31, 2017, the portfolio carried a weighted average Fair Isaac Corporation (FICO), score of 739, a weighted average amortized loan-to-value ratio (LTV), of 52%, and was seasoned an average of 146 months. This portfolio includes protection against credit losses through subordination in the securities structures and borrower equity.
Residential — Agency
At March 31, 2017, our residential agency portfolio consisted of both residential agency CMO securities and residential agency MBS securities. The carrying value of investments in residential agency CMO securities totaled $2.8 million, or 1%, of our investment securities portfolio. The carrying value of our residential agency MBS portfolio totaled $89.8 million, or 17%, of our investment securities portfolio. Our residential agency portfolio is secured by seasoned first-lien fixed and adjustable rate residential mortgage loans insured by GSEs.
The carrying value of our residential agency CMO securities remained consistent at $2.8 million from December 31, 2016 to March 31, 2017. The carrying value of our residential agency MBS securities increased by $3.0 million, or 3%, to $89.8 million at March 31, 2017, from $86.8 million at December 31, 2016 primarily due to purchases of MBS securities.

U.S. Treasury Securities
At March 31, 2017, the Company held $31.9 million in U.S. Treasury securities to serve as collateral for certain of our derivative positions. These securities were purchased during the quarter ended September 30, 2016, and have a remaining maturity of less than one year and receive favorable collateral treatment compared to cash and thereby reduce the cash collateral required.
Other investments is comprised of residential agency CMO securities, residential agency MBS, and equity securities.
Loans Held for Sale
We typically transfer originated or acquired residential mortgage loans, commercial and commercial real estate loans and equipment financing receivables to various financial institutions, government agencies, or GSEs. In addition, we enter into loan securitization transactions related to certain conforming residential mortgage loans. In connection with the conforming loan transactions, loans are converted into mortgage-backed securities issued primarily by the Federal Home Loan Mortgage Corporation (FHLMC), Fannie Mae (FNMA) or GNMA, and are subsequently sold to third party investors. Typically, we account for these transfers as sales and retain the right to service the loans. For conforming transactions and certain non-conforming transactions, we sell whole loans outright to qualified institutional buyers and typically retain the related servicing rights.
The following table presents the balance of each major category in our loans held for sale portfolio at March 31, 2017 and December 31, 2016:

Loans Held for Sale		Table 18
(dollars in thousands)	March 31, 2017	December 31, 2016
Mortgage warehouse (carried at fair value)	$448,697	$622,182
Other residential (carried at fair value)	940,656	649,711
Total loans held for sale carried at fair value	1,389,353	1,271,893
Other residential	10,320	130,674
Commercial and commercial real estate	40,441	40,696
Total loans held for sale carried at lower of cost or market	50,761	171,370
Total loans held for sale	$1,440,114	$1,443,263
Mortgage Warehouse
At March 31, 2017, our mortgage warehouse loans totaled $448.7 million, or 31%, of our total loans held for sale portfolio. Our mortgage warehouse loans are largely comprised of agency deliverable products that we typically sell within three months subsequent to origination. We economically hedge our mortgage warehouse portfolio with forward purchase and sales commitments designed to protect against potential changes in fair value. Due to the short duration that these loans are present on our balance sheet and due to the burden of complying with the requirements of hedge accounting, we have elected fair value accounting on this portfolio of loans. Mortgage warehouse loans decreased by $173.5 million, or 28%, from December 31, 2016 due to $977.6 million of mortgage warehouse loan sales during the first quarter of 2017, which was partially offset by originations of $816.0 million during the same period.
The following table represents the length of time the mortgage warehouse loans have been classified as held for sale:

Mortgage Warehouse		Table 19
(dollars in thousands)	March 31, 2017	December 31, 2016
30 days or less	$266,453	$390,080
31- 90 days	112,999	154,886
Greater than 90 days	69,245	77,216
Total mortgage warehouse	$448,697	$622,182
Subsequent to March 31, 2017, we sold $0.5 million of the mortgage warehouse loans classified as held for sale that were held for more than 90 days. The remaining $68.8 million of warehouse loans held for more than 90 days were primarily high-balance conforming agency products.

Other Residential Loans Carried at Fair Value
At March 31, 2017, our other residential loans carried at fair value totaled $940.7 million, or 65%, of our total loans held for sale portfolio. Other residential loans are comprised of our originated fixed-rate jumbo preferred loans that we sell to institutional investors. Due to the short duration that these loans are present on our balance sheet, we have elected fair value accounting on this portfolio of loans. Electing to use fair value allows for a better offset of the changes in the fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements of hedge accounting. Other residential loans carried at fair value increased by $290.9 million, or 45%, from $649.7 million at December 31, 2016, due to originations of $481.3 million during the three months ended March 31, 2017. These originations were offset by sales of loans with a recorded investment of $184.6 million, and paydowns and payoffs of $5.9 million during the three months ended March 31, 2017. The remaining $0.1 million relates to increases in the fair value of the loans while present on our balance sheet.
The following table represents the length of time our other residential loans carried at fair value have been classified as held for sale:

Other Residential Loans Carried at Fair Value		Table 20
(dollars in thousands)	March 31, 2017	December 31, 2016
90 days or less	$482,585	$342,608
91- 180 days	195,516	127,304
Greater than 180 days	262,555	179,799
Total other residential loans carried at fair value	$940,656	$649,711
Other Residential Loans Carried at Lower of Cost or Market Value (LOCOM)
Our other residential loans carried at LOCOM decreased by $120.4 million from $130.7 million at December 31, 2016 to $10.3 million at March 31, 2017. During the three months ended March 31, 2017, we transferred $512.8 million of government insured pool buyout loans from loans held for investment to loans held for sale and repurchased $9.8 million of residential mortgage loans. This activity was offset by whole loan sales of our government insured pool buyout loans of $512.8 million and residential mortgage loan sales of $94.0 million to third parties during the three months ended March 31, 2017. We also transferred $36.9 million of residential mortgage loans from held for sale to held for investment.
Commercial and Commercial Real Estate
Our commercial and commercial real estate loans totaled $40.4 million, or 3%, of our total loans held for sale at March 31, 2017, which was a decrease of $0.3 million, or 1%, from December 31, 2016. During the three months ended March 31, 2017, we had paydowns of $0.3 million.
Loans and Leases Held for Investment
The following table presents the balance of each major category in our loans and leases held for investment portfolio at March 31, 2017 and at December 31, 2016:

Loans and Leases Held for Investment	Table 21
(dollars in thousands)	March 31, 2017	December 31, 2016
Residential mortgages:
Residential	$6,514,620	$6,564,126
Government insured pool buyouts	5,501,861	5,249,552
Commercial and commercial real estate:
Mortgage warehouse finance	2,121,810	2,592,799
Lender finance	1,640,250	1,589,554
Other commercial and commercial real estate	3,787,206	3,756,509
Equipment financing receivables	2,562,188	2,560,105
Home equity lines and other	1,273,057	1,244,332
Total loans and leases, net of unearned income	23,400,992	23,556,977
Allowance for loan and lease losses	(95,158)	(103,304)
Total loans and leases held for investment, net	$23,305,834	$23,453,673
The balances presented above include:
Net purchase loan and lease discounts	$110,650	$104,558
Net deferred loan and lease origination costs	124,547	123,484
Please see the "Analysis for the Allowance for Loan and Lease Losses" section for a more detailed description of the composition of these balances.
Residential Mortgage Loans
At March 31, 2017, our residential mortgage loans totaled $6.5 billion, or 28%, of our total held for investment loan and lease portfolio. We primarily offer our customers residential closed-end mortgage loans typically secured by first liens on one-to-four family residential properties.

Residential mortgage loans decreased by $49.5 million, or 1%, to $6.5 billion at March 31, 2017 from $6.6 billion at December 31, 2016. The decrease was primarily due to paydowns and payoffs of existing loans, partially offset by retained originations of $255.7 million in UPB and acquisitions of $9.9 million in UPB during the three months ended March 31, 2017.
Government Insured Buyouts
At March 31, 2017, our government insured buyout loan portfolio totaled $5.5 billion, or 24%, of our total loans and leases held for investment portfolio. Government insured pool buyouts increased by $0.3 billion, or 5%, to $5.5 billion at March 31, 2017 from $5.2 billion at December 31, 2016. The increase was primarily the result of mortgage pool buyout purchases with a UPB of $1.2 billion partially offset by net loan transfers of $0.5 billion in net recorded investment from loans held for investment (LHFI) to loans held for sale (LHFS), $0.4 billion of delinquent loans reaching foreclosure, and paydowns and payoffs of existing loans.
We have a history of servicing Federal Housing Administration (FHA) loans. As a servicer, the buyout opportunity is the right to purchase above market rate, government insured loans at par (i.e. the amount that has passed through to the GNMA security holder when repurchased). For banks like EB, with cost effective sources of short-term capital, this strategy represents a very attractive return with limited additional investment risk.
We also acquire mortgage pool buyouts through third-party acquisitions. At March 31, 2017, most of the mortgage pool buyout purchases noted above represent acquisitions from third parties with those parties retaining the related servicing rights. For these acquired loans, we initially record the assets at the acquisition price which includes attribution of the purchase price to accrued interest, UPB and discount or premium. Given that these assets have experienced credit deterioration since origination and we don't expect to receive all contractual principal and interest payments, we have determined that they are ACI loans. After the loans have been individually identified as ACI loans, we pool these loans based on common characteristics. As a result of this distinction, interest income is recorded based on the accretion rate which is the implied effective interest rate based on the expected cash flows of the pool and the net recorded investment in the pool. Included in the estimated cash flows are the timing of foreclosure and the timing and proceeds from sales of these loans. Any increase in expected and/or excess of cash flows received is taken as an adjustment to the purchase discount associated with the pool, assuming there has not been a previous impairment, and is recognized through an adjustment to the prospective yield. This type of structure impacts net interest income while having an immaterial impact to gain on sale revenue, and such deferral of prospective yield through the balance sheet may result in growth in the deferred purchase discount due to changes in expected cash flows. Noninterest expense does not include the fixed and variable costs of the day to day servicing of these defaulted assets. A minority of our servicing contracts include language which requires us to bear the risk of loss associated with advances that are not eligible for reimbursement by the FHA.
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
Each GNMA pool is insured or guaranteed by one of several federal government agencies, including the Federal Housing Administration, Department of Veterans’ Affairs (VA) or the Department of Agriculture’s Rural Housing Service. The loans must at all times comply with the requirements for maintaining such insurance or guarantee. Prior to our acquisition of these loans, we perform due diligence to ensure a valid guarantee is in place; therefore we believe that a negligible amount of principal is at risk.
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
Mortgage Warehouse Finance
At March 31, 2017, our mortgage warehouse finance portfolio totaled $2.1 billion, or 9%, of our total held for investment loan and lease portfolio. Our mortgage warehouse finance business provides short-term revolving facilities, primarily collateralized by agency and government residential loans, to mid-sized, high-quality mortgage banking companies across the country.

Mortgage warehouse finance decreased by $471.0 million, or 18%, to $2.1 billion at March 31, 2017 from $2.6 billion at December 31, 2016. This change was due to decreased utilization by existing customers of $471.0 million. Due both to the short-term, revolving nature of these lines, which generally turn over at least every 90 days, and our customer's focus on residential financing, fluctuations in utilization rates noted between periods are generally driven by a strengthening or weakening in residential mortgage demand as well as our sales and marketing efforts.
Lender Finance
At March 31, 2017, our lender finance portfolio totaled $1.6 billion, or 7%, of our total held for investment loan and lease portfolio. Our lender finance business provides revolving lines of credit and term loans secured by equipment and receivables primarily to specialty finance companies on a national basis. These specialty finance companies are distributed among multiple sectors including healthcare, air, rail, container, middle market lender, equipment leasing and specialty lending sectors.
Our lender finance portfolio increased by $50.7 million, or 3%, to $1.6 billion at March 31, 2017 from $1.6 billion at December 31, 2016. This increase was primarily due to new originations of $59.8 million and acquisitions of $23.8 million which were partially offset by decreases in utilization by existing customers of $32.2 million. Due both to the short-term, revolving nature of these lines and the diversified operations of our customers within multiple sectors, fluctuations in utilization rates noted between periods are generally driven by changes in the need for specialty financing as impacted by overall economic developments within the U.S. economy as well as our sales and marketing efforts.
Other Commercial and Commercial Real Estate
At March 31, 2017, our other commercial and commercial real estate portfolio totaled $3.8 billion, or 16%, of our total held for investment loan and lease portfolio. Other commercial and commercial real estate business consists of asset-based lending, owner-occupied and non-owner occupied commercial real estate, and other commercial and industrial loans.
Other commercial and commercial real estate increased by $30.7 million, or 1%, to $3.8 billion at March 31, 2017 from $3.8 billion at December 31, 2016. This change was primarily due to originations of $135.2 million, partially offset by paydowns and payoffs.
Equipment Financing Receivables
Equipment financing receivables increased by $2.1 million, or less than 1%, to $2.6 billion, or 11%, of our total held for investment loan and lease portfolio at March 31, 2017 from $2.6 billion at December 31, 2016. The increase was the result of originations of $256.5 million and earned income of $32.4 million, partially offset by paydowns on existing loan and lease receivables and transfers to held for sale of $11.6 million. Our equipment finance portfolio generally consists of short-term and medium-term leases and loans secured by essential use office product, healthcare, industrial, trucking and information technology equipment to small and mid-size lessees and borrowers.
Home Equity Lines and Other
At March 31, 2017, our home equity lines and other consumer loans totaled $1.3 billion, or 5%, of our total held for investment loan and lease portfolio, an increase of $28.7 million, or 2%, from $1.2 billion at December 31, 2016. This increase was primarily the result of originations of $74.3 million partially offset by paydowns on our existing lines of credit. Our other consumer loans include direct personal loans, credit card loans and lines of credit, automobile and other loans to our clients which are generally secured by personal property. Lines of credit are generally floating rate loans that are unsecured or secured by personal property.
Mortgage Servicing Rights
The following table presents the change in our MSR portfolio for the three months ended March 31, 2017 and 2016:

Change in Mortgage Servicing Rights		Table 22
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Balance, beginning of period	$273,941	$335,280
Originated servicing rights capitalized upon sale of loans	12,771	14,759
Amortization	(15,505)	(14,731)
Decrease (increase) in valuation allowance	22,644	(22,542)
Other	(125)	(95)
Balance, end of period	$293,726	$312,671
Valuation allowance:
Balance, beginning of period	$73,170	$11,778
Increase in valuation allowance	—	22,542
Recoveries	(22,644)	—
Balance, end of period	$50,526	$34,320
We carry MSR at amortized cost net of any required valuation allowance. We amortize MSR in proportion to and over the period of estimated net servicing income and evaluate MSR quarterly for impairment.
Additions of originated servicing rights decreased by $2.0 million, or 13%, in the first quarter of 2017 compared to the same period in 2016 primarily due to a decrease of $227.6 million, or 16%, in residential mortgage loans sold with servicing retained.
Amortization expense increased by $0.8 million, or 5%, during the first quarter of 2017 compared to the same period in 2016, primarily due to an increase in expected prepayments in the first quarter of 2017 compared to the same period in 2016. The increase in expected prepayments lead to a shortening in the weighted average life of the MSR, which increased amortization expense.

During the three months ended March 31, 2017 we recorded a recovery of MSR of $22.6 million primarily due to the recent stabilization experienced within the interest rate environment. BMR has increased by one basis point since November 30, 2016. This recovery decreased the valuation allowance to $50.5 million at March 31, 2017. As of March 31, 2016, we had a valuation allowance of $34.3 million.
Other Assets
The following table sets forth other assets by category as of March 31, 2017 and December 31, 2016:

Other Assets		Table 23
(dollars in thousands)	March 31, 2017	December 31, 2016
Foreclosure claims receivable, net of allowance of $13,864 and $14,722, respectively	$543,391	$527,848
Accrued interest receivable	161,884	156,937
Goodwill	46,859	46,859
Servicing advances, net of allowance of $5,035 and $5,554, respectively	42,582	53,428
Fair value of derivatives, net	40,036	52,605
Equipment under operating leases	36,846	38,265
Other real estate owned (OREO), net of allowance of $2,929 and $2,727, respectively	32,005	25,515
Margin receivable, net	21,011	20,361
Corporate advances, net of allowance of $389 and $385, respectively	18,273	17,963
Prepaid assets	14,172	13,839
Income tax receivable, net	4,797	2,827
Intangible assets, net	817	996
Other	49,878	46,423
Total other assets	$1,012,551	$1,003,866
Other assets increased by $8.7 million, or 1%, to $1.0 billion at March 31, 2017 from $1.0 billion at December 31, 2016. The increase was driven primarily by increases in other real estate owned, accrued interest receivable, foreclosure claims receivable and income tax receivable which were partially offset by decreases in the fair value of derivatives, servicing advances and equipment under operating leases.
Foreclosure claims receivable increased by $15.5 million, or 3%, from December 31, 2016 to March 31, 2017. The increase was primarily due to claims received partially offset by continued purchases of government insured residential mortgage loans where the loans are already in foreclosure.
Accrued interest receivable increased by $4.9 million, or 3%, from December 31, 2016 to March 31, 2017. The increase was primarily due to an increase in the period end balance of our government insured pool buyouts to $5.5 billion at March 31, 2017, as our government insured pool buyout purchases are accounted for under ASC 310-30 and remain on accrual irrespective of delinquency due to the related government guarantee and our ability to estimate expected cash flows.
Servicing advances decreased by $10.8 million, or 20%, from December 31, 2016 to March 31, 2017. The decrease was primarily due to paydowns of $25.2 million, which was partially offset by $15.8 million in additional advances in the first three months of 2017.
Fair value of derivatives decreased by $12.6 million from December 31, 2016 to March 31, 2017. The decrease was primarily due to derivatives associated with forward loan purchase agreements. For further information on this decrease see Note 10, for the schedule of derivative fair values.
Equipment under operating leases decreased by $1.4 million, or 4%, from December 31, 2016 to March 31, 2017. The decrease was primarily due to an overall decline in the operating leases.
Other real estate owned increased by $6.5 million, or 25%, from December 31, 2016 to March 31, 2017. The increase was primarily due to $13.9 million in additional OREO acquired, which was partially offset by the sale of OREO of $6.3 million and a $1.0 million increase in the reserve.
Income taxes receivable increased by $2.0 million, or 70%, from December 31, 2016 to March 31, 2017. The increase was primarily caused by state estimated tax payments made during the quarter. This was partially offset by our income tax expense accrual. The overall change was a net increase in the income tax balance for the quarter.
Deferred Tax Liability
Net deferred tax liability increased by $23.8 million, or 39%, from $61.3 million at December 31, 2016 to $85.2 million at March 31, 2017. The increase was primarily due to tax adjustments related to equipment leases, mortgage servicing rights, and the tax effect of other comprehensive income adjustments related to interest rate swaps and mark-to-market adjustments.
Accumulated Other Comprehensive Income
Accumulated other comprehensive loss decreased by $5.4 million, or 10%, to a loss of $46.2 million at March 31, 2017, from a loss of $51.5 million at December 31, 2016, primarily due to the reclassifications of unrealized losses during the period into income on interest rate swaps as well as changes in fair value related to our debt securities and interest rate swaps.
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
The following table presents a bridge from UPB, or contractual net investment, to carrying value for ACI loans accounted for under ASC 310-30 at March 31, 2017 and December 31, 2016:

Carrying Value of ACI Loans			Table 24
(dollars in thousands)	Residential	Commercial and Commercial Real Estate	Total
Under ASC 310-30
March 31, 2017
UPB or contractual net investment	$4,861,934	$50,548	$4,912,482
Plus: contractual interest due or unearned income	3,387,026	15,569	3,402,595
Contractual cash flows due	8,248,960	66,117	8,315,077
Less: nonaccretable difference	3,115,774	407	3,116,181
Less: Allowance for loan losses	7,915	11	7,926
Expected cash flows	5,125,271	65,699	5,190,970
Less: accretable yield	367,801	19,522	387,323
Carrying value	$4,757,470	$46,177	$4,803,647
Carrying value as a percentage of UPB or contractual net investment	98%	91%	98%
December 31, 2016
UPB or contractual net investment	$4,590,807	$56,746	$4,647,553
Plus: contractual interest due or unearned income	3,216,264	17,375	3,233,639
Contractual cash flows due	7,807,071	74,121	7,881,192
Less: nonaccretable difference	2,967,701	872	2,968,573
Less: Allowance for loan losses	8,769	35	8,804
Expected cash flows	4,830,601	73,214	4,903,815
Less: accretable yield	340,148	21,193	361,341
Carrying value	$4,490,453	$52,021	$4,542,474
Carrying value as a percentage of UPB or contractual net investment	98%	92%	98%
In our residential ACI portfolio, a reduction in the impairment reserve of $0.9 million was recorded for the three months ended March 31, 2017. Within this portfolio, we reclassified $1.6 million to accretable yield due to an increase in undiscounted expected cash flows of our government insured buyout portfolio. The revisions to the expected cash flows were a result of continued monitoring and analytics available to us given the increase in portfolio balances and historical activity related to these assets. The actual cash flows that have been experienced over the past quarter allow for an increase in the weighted average yield on the portfolio increased.
In our commercial and commercial real estate ACI portfolio, a reduction in the impairment reserve of less than $0.1 million was recorded for the three months ended March 31, 2017 due to improving expected cash flows within certain pools. Within this portfolio, we also reclassified $0.4 million from accretable yield due to a reduction in undiscounted expected cash flows. This reduction was primarily the result of unscheduled principal paydowns and payoffs, which drove a reduction in the expected cash flows.
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
Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at estimated fair value less estimated costs to sell. For purposes of disclosure in the table below, we exclude OREO acquired as a result of foreclosing on loans originated under the Federal Housing Administration insured home equity conversion mortgage program as we expect to fully collect the value of the OREO.
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

Non-Performing Assets (1)		Table 25
(dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans and leases:
Consumer Banking:
Residential mortgages	$31,832	$32,405
Home equity lines and other	6,256	7,083
Commercial Banking:
Commercial and commercial real estate	79,165	102,255
Equipment financing receivables	40,969	41,141
Total nonaccrual loans and leases	158,222	182,884
Accruing loans 90 days or more past due	—	—
Total non-performing loans (NPL)	158,222	182,884
Other real estate owned	8,622	11,390
Total non-performing assets	166,844	194,274
Troubled debt restructurings less than 90 days past due	15,460	14,118
Total NPA and TDR (1)	$182,304	$208,392
Total NPA and TDR	$182,304	$208,392
Government insured 90 days or more past due still accruing	3,928,264	3,725,159
Loans accounted for under ASC 310-30:
90 days or more past due	2,705	3,437
Total regulatory NPA and TDR	$4,113,273	$3,936,988
Adjusted credit quality ratios: (1)
NPL to total loans	0.64%	0.73%
NPA to total assets	0.60%	0.70%
NPA and TDR to total assets	0.66%	0.75%
Credit quality ratios including government insured loans and loans accounted for under ASC 310-30 :
NPL to total loans	16.52%	15.71%
NPA to total assets	14.75%	14.09%
NPA and TDR to total assets	14.81%	14.14%

(1)
We define NPA as nonaccrual loans, accruing loans past due 90 days or more and foreclosed property. Our NPA calculation excludes government insured pool buyout loans for which payment is insured by the government. We also exclude ACI loans accounted for under ASC 310-30 because we expect to fully collect the carrying value of such loans.

Total NPA and TDR decreased by $26.1 million, or 13%, to $182.3 million at March 31, 2017 from $208.4 million at December 31, 2016. This decrease was comprised of a $24.7 million decrease in nonaccrual loans and leases and a $2.8 million decrease in real estate owned, partially offset by an increase of $1.3 million in TDRs less than 90 days past due. The decrease in nonaccrual loans and leases was primarily attributable to a decrease of $23.1 million, or 23%, in nonaccrual commercial and commercial real estate loans, decrease of $0.8 million, or 12%, in nonaccrual home equity lines and other, and a decrease of $0.6 million, or 2%, in nonaccrual residential mortgages. The decrease in nonaccrual commercial and commercial real estate loans was primarily the result of charge-offs totaling $19.7 million on two commercial relationships impaired in the prior year.
Total regulatory NPA and TDR increased to $4.1 billion at March 31, 2017 from $3.9 billion at December 31, 2016, a total increase of $176.3 million for the three months ended March 31, 2017. The increase in total regulatory NPA and TDR was primarily driven by an increase of $203.1 million, or 5%, in government insured loans 90 days or more past due still accruing which is reflective of the increase in government insured pool buyouts in our loans held for investment portfolio.

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
In addition to the problem loans described above, as of March 31, 2017, we had special mention loans and leases totaling $51.7 million, or 0.2% of the total loan portfolio, which are not included in either the non-accrual or 90 days past due loan and lease categories. Special mention loans exhibit potential credit weaknesses or downward trends that may result in future rating downgrades, but no loss of principal or interest is expected at this time. Special mention loans and leases decreased by $9.7 million, or 16%, to $51.7 million at March 31, 2017, from $61.5 million at December 31, 2016. This decrease in special mention loans and leases was primarily comprised of a $8.2 million decrease in special mention equipment financing receivables.
During the three months ended March 31, 2017, $1.6 million of interest income would have been recognized in accordance with contractual terms had nonaccrual loans and TDRs, excluding ACI loans, been current throughout the entire period. For these loans, $0.2 million was included in net interest income for the three months ended March 31, 2017.
Analysis for the Allowance for Loan and Lease Losses
The following table provides an analysis of the ALLL, provision for loan and lease losses and net charge-offs for the three months ended March 31, 2017 and 2016:

Allowance for Loan and Lease Losses Activity		Table 26
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
ALLL, beginning of period	$103,304	$78,137
Charge-offs:
Consumer Banking:
Residential mortgages	1,058	1,845
Home equity lines and other	331	219
Commercial Banking:
Commercial and commercial real estate	19,999	69
Equipment financing receivables	3,525	2,564
Total charge-offs	24,913	4,697
Recoveries:
Consumer Banking:
Residential mortgages	150	232
Home equity lines and other	159	80
Commercial Banking:
Commercial and commercial real estate	314	77
Equipment financing receivables	464	737
Total recoveries	1,087	1,126
Net charge-offs	23,826	3,571
Provision for loan and lease losses	15,680	8,919
ALLL, end of period	$95,158	$83,485
Net charge-offs to average loans held for investment	0.41%	0.07%

Net charge-offs for the three months ended March 31, 2017 totaled $23.8 million, an increase of $20.3 million over the three months ended March 31, 2016. The increase in net charge-offs is primarily the result of charge-offs associated with our commercial real estate loan portfolio.
The tables below sets forth the calculation of the ALLL based on the method for determining the allowance along with the related UPB.

Analysis of Loan and Lease Losses						Table 27
	March 31, 2017			December 31, 2016
(dollars in thousands)	Excluding ACI Loans	ACI Loans	Total	Excluding ACI Loans	ACI Loans	Total
Residential mortgages	$20,064	$7,915	$27,979	$19,995	$8,769	$28,764
Commercial and commercial real estate	39,583	11	39,594	47,906	35	47,941
Equipment financing receivables	21,056	—	21,056	19,895	—	19,895
Home equity lines and other	6,529	—	6,529	6,704	—	6,704
Total ALLL	$87,232	$7,926	$95,158	$94,500	$8,804	$103,304
ALLL as a percentage of loans and leases held for investment	0.47%	0.16%	0.41%	0.50%	0.19%	0.44%

Residential mortgages	$7,251,096	$4,765,385	$12,016,481	$7,314,456	$4,499,222	$11,813,678
Commercial and commercial real estate	7,503,078	46,188	7,549,266	7,886,806	52,056	7,938,862
Equipment financing receivables	2,562,188	—	2,562,188	2,560,105	—	2,560,105
Home equity lines and other	1,273,057	—	1,273,057	1,244,332	—	1,244,332
Total loans and leases held for investment	$18,589,419	$4,811,573	$23,400,992	$19,005,699	$4,551,278	$23,556,977
The recorded investment in loans and leases held for investment, excluding ACI loans, decreased by $0.4 billion, or 2%, to $18.6 billion at March 31, 2017 from $19.0 billion at December 31, 2016. The decrease is primarily attributable to reductions in new origination volumes in our residential, commercial and commercial real estate and equipment financing receivables asset classes, as well as, reductions in our strategic acquisitions of commercial credit and home equity lines.
Residential
The recorded investment in residential mortgages, excluding ACI loans, decreased by $63.4 million, or 1%, to $7.3 billion at March 31, 2017, from $7.3 billion at December 31, 2016. The ALLL for residential mortgages, excluding ACI loans, increased by $0.1 million, or less than 1%, to $20.1 million at March 31, 2017, from $20.0 million at December 31, 2016. Charge-off activity for residential mortgages was $1.1 million for the three months ended March 31, 2017. Loan performance and historical loss rates are analyzed using the prior 12 months delinquency rates and actual charge-offs.
The ALLL for our residential ACI portfolio decreased by $0.9 million, or 10%, to $7.9 million at March 31, 2017, from $8.8 million at December 31, 2016. This decrease was the result of changes in our expectation of loan modifications and liquidation timing resulting in a decrease in the impairment of our residential ACI pools.
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

Residential Mortgage Loans Held for Investment Analysis			Table 28
March 31, 2017	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Originated residential loans:
Jumbo 7/1	$25,546	$2,480,301	$2,505,847
Jumbo 10/1	23,117	1,345,784	1,368,901
Jumbo 5/1	86,641	1,082,094	1,168,735
Other originated	163,926	606,364	770,290
Total originated residential loans	299,230	5,514,543	5,813,773
Acquired or repurchased residential loans:
Loan repurchases	32,503	46,598	79,101
Other acquired:
ASC 310-20 (non-ACI loan acquisitions)	436,043	154,172	590,215
ASC 310-30 (ACI loan acquisitions)	31,387	144	31,531
Total acquired or repurchased residential loans	499,933	200,914	700,847
Total residential mortgage loans	$799,163	$5,715,457	$6,514,620
Due to current economic conditions, our capacity for balance sheet growth and the historical credit quality of our originated jumbo loans, we have retained a portion of the preferred jumbo ARM products that we have originated since 2010. Our sales team targets borrowers with high FICO scores and our underwriting standards require low LTV ratios. The result of these underwriting practices is a portfolio with high credit quality and LTV ratios that provide greater collateral coverage for potential losses. As of March 31, 2017, the $5.5 billion in residential loans originated on or after January 1, 2010 and retained in loans held for investment had a weighted average LTV at origination of 67% and a weighted average FICO score of 762. Of those originated residential loans, $5.9 million were greater than 30 days past due and $3.8 million were on non-accrual status at March 31, 2017.
The table below presents our government insured residential mortgage pool buyout loans by delinquency status and by product type.

Government Insured Pool Buyouts Loans Held for Investment Analysis				Table 29
March 31, 2017	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
FHA insured	$860,141	$525,766	$3,624,366	$5,010,273
VA/Other government insured	137,918	49,772	303,898	491,588
Total government insured	$998,059	$575,538	$3,928,264	$5,501,861
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

Government Insured Buyouts Concentration of Credit Risk			Table 30
March 31, 2017	State Concentration
	FHA	VA/Other	% of US Population
New Jersey	9%		3%
New York	8%		6%
Texas	7%	9%	8%
California	7%		12%
Florida	6%	8%	6%
Virginia		6%	3%
North Carolina		6%	3%
Georgia		6%	3%
Commercial and Commercial Real Estate
The recorded investment for commercial and commercial real estate loans, excluding ACI loans, decreased by $0.4 billion, or 5%, to $7.5 billion at March 31, 2017, from $7.9 billion at December 31, 2016. The decrease was primarily due to both reduced originations and reduced strategic acquisitions in our commercial and commercial real estate portfolio during the three months ended March 31, 2017.
The ALLL for commercial and commercial real estate, excluding ACI loans, decreased by 17%, to $39.6 million at March 31, 2017, from $47.9 million at December 31, 2016. The ALLL as a percentage of loans and leases held for investment for commercial and commercial real estate, excluding ACI loans, declined slightly to 0.5% as of March 31, 2017 compared with 0.6% at December 31, 2016. The consistency in coverage ratio is reflective of continued diligence ensuring that newly originated loans continue to adhere to our high underwriting standards.
When calculating the allowance for loan losses related to commercial and commercial real estate loans, we include an assessment of historical loss factors, which include credit quality and charge-off activity. The loss factors used in our allowance calculation have remained consistent over the periods presented.  Charge-off activity is analyzed using a 15 quarter time period to determine loss rates consistent with loan segments used in recording the allowance estimate. During periods of more consistent and stable performance, this 15 quarter period is considered the most relevant starting point for analyzing the reserve.  During periods of significant volatility and severe loss experience, a shortened time period may be used which is more reflective of expected future losses. At March 31, 2017 and December 31, 2016, no segments included in commercial and commercial real estate loans used shortened historical loss periods. Charge-off activity for commercial and commercial real estate was $20.0 million for the three months ended March 31, 2017. Loan delinquency is one of the leading indicators of credit quality. As of March 31, 2017 and December 31, 2016, 0.1% and 0.5 % of the recorded investment in commercial and commercial real estate, excluding ACI loans, was past due.
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

Commercial and Commercial Real Estate Loans Held for Investment Analysis			Table 31
March 31, 2017	Origination Year
(dollars in thousands)	Prior - 2009	2010 - Present	Total
Commercial real estate - originated
Non-owner occupied	$29,993	$1,682,394	$1,712,387
Multifamily	6,707	959,466	966,173
Owner occupied	16,315	176,944	193,259
Other commercial real estate	526	4,532	5,058
Originated commercial real estate	53,541	2,823,336	2,876,877
Commercial - originated
Mortgage warehouse finance (1)	—	2,121,810	2,121,810
Lender finance (2)	21,988	980,941	1,002,929
Other commercial originated	2,443	26,210	28,653
Originated commercial	24,431	3,128,961	3,153,392
Total originated commercial and commercial real estate	77,972	5,952,297	6,030,269
Commercial and commercial real estate - acquired
Acquired non-credit impaired (ASC 310-20)	629,869	842,940	1,472,809
Acquired credit impaired (ASC 310-30)	46,153	35	46,188
Total acquired commercial and commercial real estate	676,022	842,975	1,518,997
Total commercial and commercial real estate	$753,994	$6,795,272	$7,549,266

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

As of March 31, 2017, $2.8 billion of commercial real estate loans originated by the Company on or after January 1, 2010, had a weighted average LTV of 60%. Of the $6.0 billion of commercial and commercial real estate loans originated by the Company on or after January 1, 2010, none were greater than 30 days past due and $19.4 million were on non-accrual status at March 31, 2017.
As of March 31, 2017, $77.0 million, or 1%, of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as watch, representing loans that may have exhibited potential signs of credit weakness but remain pass rated due to an expectation that the borrower will be able to stabilize its performance and the potential for future losses is minimized, while $1.6 million were rated as special mention. Special mention loans represent loans that have a pending event that will occur within the next 180 days that could jeopardize loan repayment and possibly lead to a future loss event. The special mention rating is generally viewed as being temporary in nature such that the loan is expected to either be upgraded to a pass rating or downgraded to a substandard rating. A substandard rating represents loans for which the balance is considered at risk as it is not adequately protected by the paying capacity of the borrower or by the collateral pledged, if any, leading to the possibility of future losses. As of March 31, 2017, $19.5 million of commercial and commercial real estate loans originated by the Company on or after January 1, 2010 were rated as substandard. All remaining loans originated by the Company on or after January 1, 2010 were rated as pass.

Equipment Financing Receivables
The table below presents our equipment financing receivables portfolio by delinquency status and by collateral type.

Equipment Financing Receivables Held for Investment Analysis				Table 32
March 31, 2017	Delinquency Status
(dollars in thousands)	Current	30 - 89 Days Past Due	90 Days or Greater Past Due	Total
Healthcare	$731,116	$6,662	$1,739	$739,517
Office products	513,141	10,988	1,631	525,760
Capital equipment	354,997	—	1,110	356,107
Transportation	268,226	1,542	261	270,029
Construction	241,933	—	1,573	243,506
Information technology	208,928	512	230	209,670
Other	212,028	2,764	2,807	217,599
Total equipment financing receivables	$2,530,369	$22,468	$9,351	$2,562,188
December 31, 2016
Healthcare	$726,896	$9,897	$1,143	$737,936
Office products	476,432	15,424	1,679	493,535
Capital Equipment	338,265	1,054	231	339,550
Specialty vehicle	271,350	877	176	272,403
Construction	243,237	1,891	—	245,128
Information technology	218,602	2,087	278	220,967
Other	245,492	3,404	1,690	250,586
Total equipment financing receivables	$2,520,274	$34,634	$5,197	$2,560,105
Our equipment financing business finances essential-use health care, office products, technology, transportation, construction and other types of equipment primarily to small and medium-sized lessees and borrowers with financing terms generally ranging from 36 to 84 months. Allowance related to these loans and leases is low due to the shorter financing terms of these products and the quality of the underlying collateral securing the transaction. Of the $2.5 billion in equipment financing receivables less than 30 days past due as of March 31, 2017, $24.6 million were on nonaccrual status and of the $22.5 million in equipment financing receivables 30-89 days past due as of March 31, 2017, $7.1 million were on nonaccrual status. It is the Company's policy to keep a loan or lease on nonaccrual status until the borrower has demonstrated performance according to the terms of their agreement for a period generally of at least six months.
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
We also have limited repurchase exposure for early payment defaults (EPD) which are typically triggered if a borrower does not make the first several payments due after the mortgage loan has been sold to an investor. Certain of our private investors have agreed to waive EPD provisions for conventional conforming and federally insured single-family residential mortgage loans and certain jumbo loan products.  However, we are subject to EPD provisions and prepayment protection provisions on non-conforming jumbo loan products. Total UPB of loans sold during the three months ended March 31, 2017 subject to EPD protection was $274.1 million.

We have summarized the activity for the three months ended March 31, 2017 and 2016 below regarding repurchase requests received, requests successfully defended, and loans that we repurchased or for which we indemnified investors or made investors whole with the corresponding origination years:

Loan Repurchase Activity	Table 33
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Agency	13	24
Agency Aggregators / Non-GSE (1)	7	2
Repurchase requests received	20	26
Agency	1	9
Agency Aggregators / Non-GSE (1)	—	—
Requests successfully defended	1	9
Agency	17	13
Agency Aggregators / Non-GSE (1)	5	3
Loans repurchased, indemnified or made whole	22	16
Agency	$236	$83
Agency Aggregators / Non-GSE (1)	180	50
Net realized losses on loan repurchases	$416	$133
Years of origination of loans repurchased	2012-2016	2008-2015

(1)	Includes a majority of agency deliverable products that were sold prior to 2010 to large aggregators of agency eligible loans who securitized and sold the loans to the agencies.
We have summarized repurchase statistics by vintage below for loans originated from 2004 through March 31, 2017:

Summary Statistics by Vintage				Table 34
Losses to date	2004 - 2005	2006 - 2009	2010 - Present	Total
(dollars in thousands)
Total sold UPB	$11,334,198	$18,997,792	$48,374,773	$78,706,763
Request rate(1)	0.50%	2.09%	0.34%	0.83%
Requests received	256	1,855	656	2,767

Pending requests	—	1	11	12
Resolved requests	256	1,854	645	2,755
Repurchase rate	39%	47%	31%	43%

Loans repurchased	100	877	198	1,175
Average loan size	$222	$215	$251	$237
Loss severity	16%	38%	6%	28%

Losses realized	$3,641	$70,935	$2,900	$77,476
Losses realized (bps)	3.2	37.3	0.6	9.8

(1)	Request rate is calculated as the number of requests received to date, compared to the total number of loans sold for the period.
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
Along with the contingent obligation associated with representations and warranties noted above, we also have a noncontingent obligation to stand ready to perform over the term of the representations and warranties. This noncontingent obligation is recognized at the inception of the guarantee, upon the sale of loans, as a reduction in net gains on loan sales and securitizations. In estimating the fair value of the noncontingent obligation, we estimate the probable losses inherent in the population of all loans sold based on trends in repurchase requests and actual loss severities experienced.

The following is a rollforward of our reserves for repurchase losses for the three months ended March 31, 2017 and March 31, 2016:

Reserves for Repurchase Obligations for Loans Sold or Securitized		Table 35
	Three Months Ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Balance, beginning of period	$3,537	$4,290
Provision for new sales/securitizations	381	544
Provision (release of provision) for changes in estimate of existing reserves	(238)	(668)
Net realized losses on repurchases	(416)	(133)
Balance, end of period	$3,264	$4,033
The liability for repurchase losses decreased by $0.8 million, or 19%, from $4.0 million as of March 31, 2016 to $3.3 million as of March 31, 2017. The decrease in liability for loans sold or securitized is primarily due to the decreased number of repurchase requests received from investors over the comparable time period, a continuation of realized losses relating to the loan repurchases and a release of provisions based on recent purchases.
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
Total acquired UPB for counterparties unable or unwilling to satisfy their indemnification obligations subject to repurchase risk was $6.3 billion at March 31, 2017. Since 2013, we have not identified any new counterparties who were unwilling or unable to satisfy their indemnification obligations. Currently we have two loans in our pending pipeline related to the reserve for repurchase obligations for loans serviced.
The following is a rollforward of our reserves for servicing repurchase losses related to these counterparties for the three months ended March 31, 2017 and March 31, 2016:

Reserves for Repurchase Obligations for Loans Serviced		Table 36
	Three Months Ended
(dollars in thousands)	March 31, 2017	March 31, 2016
Balance, beginning of period	$141	$1,806
Provision (release of provision) for changes in estimate of existing reserves	—	(89)
Net realized losses on repurchases	—	(46)
Balance, end of period	$141	$1,671
The liability for repurchase losses for loans serviced decreased by $1.5 million, or 92%, from $1.7 million as of March 31, 2016 to $0.1 million as of March 31, 2017. The decrease in liability since March 31, 2016 is primarily due to the run-off of losses for active repurchase requests that were estimated in the prior periods and a release of provision based on recent repurchase request trends. We received zero new repurchase requests for loans serviced in the three months ended March 31, 2017. Over the same period we settled zero repurchase requests through make-whole payments, loan repurchases and rescinded requests. As of March 31, 2017, we had two active repurchase requests for loans being serviced.
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
Deposits
The following table shows the distribution of our deposits by type of deposit at the dates indicated:

Deposits		Table 37
(dollars in thousands)	March 31, 2017	December 31, 2016
Noninterest-bearing demand	$1,662,173	$1,750,529
Interest-bearing demand	4,093,032	3,924,294
Market-based money market accounts	345,462	340,777
Savings and money market accounts, excluding market-based	5,932,401	6,429,407
Market-based time	315,707	316,321
Time, excluding market-based	6,942,906	6,876,900
Total deposits	$19,291,681	$19,638,228
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
Total deposits decreased by $0.3 billion, or 2%, to $19.3 billion at March 31, 2017 from $19.6 billion at December 31, 2016. During the first three months of 2017, noninterest-bearing demand deposits decreased $88.4 million, or 5%, to $1.7 billion at March 31, 2017 primarily due to a decrease in servicing demand deposits. Interest-bearing deposits decreased by $258.2 million, or 1%, to $17.6 billion at March 31, 2017 from $17.9 billion at December 31, 2016. This decrease in interest-bearing deposits was primarily due to a decrease in savings and money market deposits.
FHLB Borrowings
In addition to deposits, we use borrowings from the FHLB as a source of funds to meet the daily liquidity needs of our clients and fund growth in earning assets. Our FHLB borrowings increased $250.0 million, or 5%, to $5.8 billion at March 31, 2017 from $5.5 billion at December 31, 2016.
The table below summarizes the average outstanding balance of our FHLB advances, the weighted average interest rate, and the maximum amount of borrowings in each category outstanding at any month end during the three months ended March 31, 2017 and 2016, respectively.

FHLB Borrowings	Table 38
	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Fixed-rate advances:
Average daily balance	$3,600,328	$5,176,954
Weighted-average interest rate	1.76%	1.33%
Maximum month-end amount	$4,481,000	$5,402,000
Floating-rate advances:
Average daily balance	$1,544,144	$74,425
Weighted-average interest rate	0.64%	0.52%
Maximum month-end amount	$1,625,000	$125,000
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
We continued to maintain a strong liquidity position during the first quarter of 2017. Cash and cash equivalents were $879.7 million, available for sale investment securities were $447.6 million, and total deposits were $19.3 billion as of March 31, 2017.
As of March 31, 2017, we had a $8.9 billion line of credit with the FHLB, of which $5.9 billion was utilized. The amount utilized includes not only outstanding balances of FHLB advances, but also letters of credit issued by FHLB on our behalf and breakage fees related to forward-dated borrowing arrangements described in Note 12 . As of March 31, 2017, we pledged collateral with the Federal Reserve Bank that provided $132.0 million of borrowing capacity at the discount window but did not have any borrowings outstanding. The maximum potential borrowing at the FRB is limited only by eligible collateral.
At March 31, 2017, our availability under Promontory Interfinancial Network, LLC’s CDARS® One-Way BuySM deposits was $2.8 billion with $10.8 million in outstanding balances. Although our availability under the program was $2.8 billion at March 31, 2017, funding from this source is also limited by the overall network volume of CDARS One-Way Buy deposits available in the marketplace. Our treasury function views $500.0 million as the practical maximum capacity for this type of deposit funding. As of March 31, 2017, our availability under federal funds commitments was $85.0 million with no outstanding borrowings.
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
2017 Capital Actions
On April 27, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on May 19, 2017, to stockholders of record as of May 11, 2017.
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
The initial implementation of the requirements of Basel III at March 31, 2015 resulted in decreases to both Tier 1 Capital and adjusted total assets, but provided a one-time increase to our Tier 1 capital to adjusted tangible assets ratio. Under prior rules, the threshold deduction for mortgage servicing assets (MSA) represented the excess of the book value of the MSA (net of any related deferred tax liability) over 90% of the associated MSA's fair value. The implementation of Basel III required that this deduction be adjusted to the excess of the book value of the MSA over 10% of CET1 with a phase-in percentage applied as applicable. The result of this change at March 31, 2017 was an decrease to the MSA threshold deduction of $7.8 million for the Company and a decrease of $20.5 million for EB, which resulted in an increase of Tier 1 capital and adjusted tangible assets for the Company and an increase in Tier 1 capital and adjusted tangible assets for EB. Basel III also eliminated a prior practice of allowing thrift institutions to base their average assets calculations on ending balance sheet balances in favor of using an average assets approach consistent with the approach utilized by most other financial institutions. This change resulted in a further reduction of average tangible assets at March 31, 2017 of $0.5 billion for both the Company and EB when compared to the prior methodology as averaging in prior periods with lower asset balances served to reduce the resulting average tangible assets balance. Due to the reduction in average tangible assets and reduction in Tier 1 capital, the overall impact of these changes was an increase to our Tier 1 capital to adjusted tangible assets ratio. For our common equity Tier 1 ratio and our Tier 1 risk-based capital ratio, the impact was restricted to just the change in Tier 1 capital mentioned above and maintained the use of period end risk-weighted assets. As such, it had a positive impact on these two ratios at March 31, 2017.
At March 31, 2017, EB exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a Common Equity Tier 1 ratio of 13.3%, a Tier 1 leverage ratio of 8.4%, a Tier 1 risk-based capital ratio of 13.3% and a total risk-based capital ratio of 13.9%. At March 31, 2017, the Company also exceeded all regulatory capital requirements and is considered to be “well-capitalized” with a Common Equity Tier 1 ratio of 11.0%, a Tier 1 leverage ratio of 7.9%, a Tier 1 risk-based capital ratio of 12.5% and a total risk-based capital ratio of 14.5%. Management believes, at March 31, 2017, that both the Company and EB would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis if such requirements were currently effective.

The table below shows regulatory capital, adjusted total assets and risk-weighted assets for EB at March 31, 2017 and December 31, 2016.

Regulatory Capital (bank level)		Table 39
(dollars in thousands)		March 31, 2017	December 31, 2016
Shareholders’ equity		$2,298,542	$2,261,883
Less:	Goodwill and other intangibles	(47,207)	(47,152)
Add:	Accumulated losses on securities and cash flow hedges	45,786	51,018
Tier 1 capital		2,297,121	2,265,749
Add:	Allowance for loan and lease losses	95,902	104,143
Total regulatory capital		$2,393,023	$2,369,892

Adjusted total assets		$27,311,415	$28,208,963
Risk-weighted assets		17,217,435	17,677,886
The regulatory capital ratios for EB, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (bank level)			Table 40
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2017
Common equity Tier 1 ratio	$2,297,121	13.3%	$774,785	4.5%	$1,119,133	6.5%
Tier 1 leverage ratio	2,297,121	8.4	1,092,457	4.0	1,365,571	5.0
Tier 1 risk-based capital ratio	2,297,121	13.3	1,033,046	6.0	1,377,395	8.0
Total risk-based capital ratio	2,393,023	13.9	1,377,395	8.0	1,721,744	10.0
December 31, 2016
Common equity Tier 1 ratio	$2,265,749	12.8%	$795,505	4.5%	$1,149,063	6.5%
Tier 1 leverage ratio	2,265,749	8.0	1,128,359	4.0	1,410,448	5.0
Tier 1 risk-based capital ratio	2,265,749	12.8	1,060,673	6.0	1,414,231	8.0
Total risk-based capital ratio	2,369,892	13.4	1,414,231	8.0	1,767,789	10.0
The table below shows regulatory capital, adjusted total assets and risk-weighted assets for the Company at March 31, 2017 and December 31, 2016.

Regulatory Capital (EFC consolidated)		Table 41
(dollars in thousands)		March 31, 2017	December 31, 2016
Shareholders’ equity		$2,059,363	$2,016,332
Less:	Preferred stock	(150,000)	(150,000)
	Goodwill and other intangibles	(47,207)	(47,152)
	Disallowed servicing asset	(12,697)	(6,593)
Add:	Accumulated losses on securities and cash flow hedges	46,167	51,522
Common Tier 1 capital		1,895,626	1,864,109
Add:	Preferred stock	150,000	150,000
Add:	Additional Tier 1 capital (trust preferred securities)	98,750	98,750
Tier 1 capital		2,144,376	2,112,859
Add:	Subordinated notes payable	261,628	261,528
Add:	Allowance for loan and lease losses	95,902	104,143
Total regulatory capital		$2,501,906	$2,478,530

Adjusted total assets		$27,306,386	$28,215,972
Risk-weighted assets		17,220,728	17,686,099

The regulatory capital ratios for the Company, along with the capital amounts and ratios for minimum capital adequacy purposes and well capitalized requirements under the prompt corrective action framework are as follows:

Regulatory Capital Ratios (EFC consolidated)			Table 42
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Capital	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
March 31, 2017
Common equity Tier 1 ratio	$1,895,626	11.0%	$774,933	4.5%	$1,119,347	6.5%
Tier 1 leverage ratio	2,144,376	7.9	1,092,255	4.0	1,365,319	5.0
Tier 1 risk-based capital ratio	2,144,376	12.5	1,033,244	6.0	1,377,658	8.0
Total risk-based capital ratio	2,501,906	14.5	1,377,658	8.0	1,722,073	10.0
December 31, 2016
Common equity Tier 1 ratio	$1,864,108	10.5%	$795,874	4.5%	$1,149,596	6.5%
Tier 1 leverage ratio	2,112,858	7.5	1,128,639	4.0	1,410,799	5.0
Tier 1 risk-based capital ratio	2,112,858	12.0	1,061,166	6.0	1,414,888	8.0
Total risk-based capital ratio	2,478,529	14.0	1,414,888	8.0	1,768,610	10.0
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
If EVE rises in a different interest rate scenario, that would indicate incremental prospective earnings in that hypothetical rate scenario. A perfectly matched balance sheet would result in no change in the EVE, no matter what the rate scenario. The table below shows the estimated impact on EVE of increases in interest rates of 1% and 2% and decreases in interest rates of 0.25%, as of March 31, 2017.

Interest Rate Sensitivity	Table 43
	March 31, 2017
(dollars in thousands)	Net Change in EVE	% Change of EVE
Up 200 basis points	$(106,102)	(3.9)%
Up 100 basis points	(43,001)	(1.6)%
Down 25 basis points	(26,193)	(1.0)%
The projected change in EVE to changes in interest rates at March 31, 2017 was in compliance with established policy guidelines. Exposure amounts depend on numerous assumptions. Due to historically low interest rates, the table above may not accurately reflect the effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, which is commonly referred to as the Volcker Rule. Generally, the Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or from acquiring or retaining an ownership interest in, sponsoring, or having certain relationships with hedge funds, private equity funds and other “covered funds.” Through a series of extensions, the FRB has generally extended the deadline for conforming activities and investments under the rule to July 21, 2017. The Volcker Rule provides a significantly broader definition of proprietary trading, and captures many activities that would not traditionally have been referred to as proprietary trading, including risk-mitigating hedging and market-making activities. This requires the Company to undertake a careful review to ensure that it has identified all potential Volcker Rule proprietary trading within the organization. Like the prohibition on proprietary trading, the restrictions on “covered funds” – the term for any fund covered by the Volcker Rule – apply to many entities and investment activities that would not traditionally have been referred to as hedge funds or private equity funds, including the acquisition of an “ownership interest” in certain trust preferred collateralized debt obligations, collateralized loan obligations and Re-REMICs that are considered to be “covered funds” under the rule. Based on our evaluation of the impact of these changes, investments with a carrying value of $3.1 million at March 31, 2017, have been identified that may be required to be divested prior to July 21, 2017. The Volcker Rule also requires the Company to develop and provide for the continued administration of a compliance program reasonably designed to ensure and monitor the Company’s compliance with the Volcker Rule. We continue to evaluate the Volcker Rule and the final rules adopted thereunder.
Use of Derivatives to Manage Risk
Interest Rate Risk
An integral component of our interest rate risk management strategy is our use of derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates. As part of our overall interest rate risk management strategy, we enter into contracts or derivatives to hedge interest rate lock commitments, loans held for sale, trust preferred debt, and forecasted payments on debt. These derivatives include forward purchase and sales commitments (FSA), optional forward purchase and sales commitments (OFSA), interest rate swaps, and interest rate swap futures.
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
Foreign Exchange Risk
Foreign exchange risk represents exposures to changes in the values of deposits and future cash flows denominated in currencies other than the U.S. dollar. We offer WorldCurrency® deposit products which provide investment capabilities to clients seeking portfolio diversification with respect to foreign currencies. The products include WorldCurrency® single-currency certificates of deposit and money market accounts denominated in the world’s major currencies. In addition, we offer foreign currency linked MarketSafe® deposits which provide returns based upon foreign currency linked indices. Exposure to loss on these products will increase or decrease over their respective lives as currency exchange rates fluctuate. In addition, we offer foreign exchange contracts to small and medium size businesses with international payment needs. Foreign exchange contract products, which include spot and simple forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate. These types of products expose us to a degree of risk. To manage the risk that may occur from fluctuations in world currency markets, we enter into offsetting short-term forward foreign exchange contracts with terms that match the amount and the maturity date of our single-currency certificates of deposit, money market deposit instruments, or foreign exchange contracts. In addition, we enter into offsetting options with exactly the same terms as the foreign currency linked MarketSafe® deposits, which provide an economic hedge. For more information, including the notional amount and fair value, of these derivatives, see Note 10 in our condensed consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
See the “Asset and Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
In addition to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017, we are currently subject to the following legal proceedings:
Mortgage Electronic Registration Services Related Litigation
Mortgage Electronic Registration Services (MERS), EverHome Mortgage Company, EverBank and other lenders and servicers that have held mortgages through MERS are parties to the following material and class action lawsuits where the plaintiffs allege improper mortgage assignment and, in some instances, the failure to pay recording fees in violation of state recording statutes: (1) State of Ohio, ex. rel. David P. Joyce, Prosecuting Attorney General of Geauga County, Ohio v. MERSCORP, Inc., et al., filed in October 2011 in the Court of Common Pleas for Geauga County, Ohio; and (2) Delaware County, PA, Recorder of Deeds v. MERSCORP, Inc., et al., filed in November 2013 in the Court of Common Pleas of Delaware County, Pennsylvania; and (3) On November 16, 2016, the surrounding counties of Portland Oregon filed a MERS lawsuit against EverBank, MERS and other financial institutions in Mulmoth County entitled County of Clackamas, et al. v. Mortgage Electronic Registration Systems Inc, et al. In these material and class action lawsuits, the plaintiffs in each case generally seek judgment from the courts compelling the defendants to record all assignments, restitution, compensatory and punitive damages, and appropriate attorneys' fees and costs. We believe that the plaintiffs' claims are without merit and contest all such claims vigorously.
Item 1A.   Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. You should carefully consider the risks and uncertainties described in our prior filings. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition and results of operation. Except as set forth below with respect to risk factors related to the proposed merger with TIAA, there have not been any material changes from the discussion of risk factors affecting the Company previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 17, 2017. The Risk Factors set forth the material factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.
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

EverBank Financial Corp

Date:	April 28, 2017	/s/ Robert M. Clements
Robert M. Clements
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2017	/s/ Steven J. Fischer
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

101
The following materials from the Company’s 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income (Loss); (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Condensed Consolidated Financial Statements.

**	Filed herewith